Form 10QSB
period 1999-06-30
CHROMALINE CORP
filed 1999-08-16
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

     /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999

                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
          ________________.

     Commission file number  000-25727

                           THE CHROMALINE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Minnesota                                41-0730027
     -------------------------------                 -----------------
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                  identification no.)


            4832 Grand Avenue
            Duluth, Minnesota                              55807
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)

                                 (218) 624-6400
                            -------------------------
                            Issuer's telephone number

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes /x/    No / /

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,180,061 shares outstanding as of August 9, 1999.

    Transitional Small Business Disclosure Format (check one): Yes / /   No /x/

                           THE CHROMALINE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


PART I.              FINANCIAL INFORMATION                                               PAGE NO.
-------              ---------------------                                               --------
Item 1.                Financial Statements:

                       Consolidated Balance Sheets
                       as of June 30, 1999 and December 31, 1998                            3

                       Consolidated Statements of Earnings
                       for the Three Months and Six Months Ended
                       June 30, 1999 and 1998                                               4

                       Consolidated Statements of Cash Flows
                       for the Six Months Ended June 30, 1999 and 1998                      5

                       Notes to Consolidated Financial Statements                           6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                           8


PART II.            OTHER INFORMATION                                                      13


                    SIGNATURES                                                             15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CHROMALINE CORPORATION
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                           JUNE 30      DECEMBER 31
                                                                            1999            1998
                                                                          (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                                             $    378,545   $   274,757
   Trade receivables, less allowance for doubtful accounts of
     $14,542 and $14,400 respectively                                       1,545,180     1,128,568
   Trade receivable from related party                                        237,264       271,443
   Inventories                                                              1,389,549     1,255,192
   Prepaid expenses and other assets                                          222,502        97,409
   Marketable securities                                                      505,739       508,445
   Income tax refund receivable                                                21,223        61,801
   Deferred taxes (Note 4)                                                     54,000        54,000
                                                                         ------------   -----------
           Total current assets                                             4,354,002     3,651,615

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,220,001     1,171,560
   Machinery and equipment                                                  2,038,057     1,991,566
   Office equipment                                                           647,780       516,935
   Vehicles                                                                   258,616       199,335
                                                                         ------------   -----------
                                                                            4,164,454     3,879,396
   Less accumulated depreciation                                            2,650,240     2,455,816
                                                                         ------------   -----------
                                                                            1,514,214     1,423,580

PATENTS, net of amortization of $10,447 and $5,752 respectively                99,020       103,715

OTHER                                                                          38,733        38,733

DEFERRED TAXES                                                                 43,000        43,000
                                                                         ------------   -----------
                                                                         $  6,048,969   $ 5,260,643
                                                                         ------------   -----------
                                                                         ------------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    314,578   $   207,813
   Accrued expenses                                                           243,812       129,673
   Accrued legal costs (Note 3)                                                57,689        63,324
   Income taxes payable                                                       161,499             0
                                                                          -----------   -----------
           Total current liabilities                                          777,578       400,810

CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares;
     issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
issued and outstanding 1,180,061 and 1,178,311 respectively                   118,006       117,831
   Additional paid-in capital                                                 418,847       408,225
   Retained earnings                                                        4,734,538     4,333,777
                                                                         ------------   -----------
         Total stockholders' equity                                         5,271,391     4,859,833
                                                                         ------------   -----------
                                                                         $  6,048,969   $ 5,260,643
                                                                         ------------   -----------
                                                                         ------------   -----------

See notes to financial statements.

THE CHROMALINE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
------------------------------------------------------------------------------

                                                         THREE MONTHS                      SIX MONTHS ENDED
                                                         ENDED JUNE 30                          JUNE 30
                                                ------------------------------      -------------------------------
                                                   1999               1998              1999              1998
SALES                                           $2,551,177        $ 2,383,892       $   4,787,902    $    4,727,119

COSTS AND EXPENSES:
   Cost of goods sold                            1,105,033          1,037,437           2,166,941         2,127,333
   Selling, general, and administrative            864,853            674,992           1,656,336         1,390,703
   Research and development                        178,343            160,366             340,341           317,572
                                                ----------        -----------       -------------
                                                 2,148,229          1,872,795           4,163,618         3,835,608
                                                ----------        -----------       -------------    --------------

INCOME FROM OPERATIONS                             402,948            511,097             624,284           891,511

INTEREST INCOME                                      6,287             10,137              11,844            19,576
                                                ----------        -----------       -------------    --------------

INCOME BEFORE INCOME TAXES                         409,235            521,234             636,128           911,087

FEDERAL AND STATE INCOME
     TAXES                                         151,467            198,000             235,367           346,000
                                                ----------        -----------       -------------    --------------

NET INCOME                                      $  257,768       $    323,234       $     400,761    $      565,087
                                                ----------        -----------       -------------    --------------
                                                ----------        -----------       -------------    --------------

BASIC EARNINGS PER
     COMMON SHARE                               $    0.22         $      0.28       $        0.34    $        0.48
                                                ----------        -----------       -------------    --------------
                                                ----------        -----------       -------------    --------------

DILUTED EARNINGS PER
     COMMON SHARE                               $    0.22         $      0.28       $        0.34    $        0.48
                                                ----------        -----------       -------------    --------------
                                                ----------        -----------       -------------    --------------

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES
     OUTSTANDING                                 1,179,498         1,159,886            1,179,084         1,159,886
                                                ----------        -----------       -------------    --------------
                                                ----------        -----------       -------------    --------------

WEIGHTED AVERAGE NUMBER
     OF COMMON AND COMMON
     EQUIVALENT SHARES
     OUTSTANDING                                 1,187,586         1,168,436            1,186,603         1,168,436
                                                ----------        -----------       -------------    --------------
                                                ----------        -----------       -------------    --------------

See notes to financial statements.

THE CHROMALINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                                       SIX MONTHS
                                                                       ENDED JUNE 30
                                                                ---------------------------
                                                                 1999               1998
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                                   $   400,761    $     565,087
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                                  198,931          166,226
     Loss on disposal of assets
     Deferred income taxes Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                                         (382,432)          70,276
         Prepaid expenses and other assets                         (125,093)          (5,076)
         Inventories                                               (134,357)        (173,019)
       (Decrease) increase in:
         Accounts payable                                           106,763          127,719
         Accrued expenses                                           132,807         (102,225)
         Accrued legal costs                                         (5,634)         (53,930)
         Income taxes payable                                       185,696           (7,885)
                                                               ------------    -------------
           Net cash provided by
              operating activities                                  377,442          587,181

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                              (285,058)        (216,405)
   Proceeds from sale of marketable securities                        2,707
   Purchase of patents                                                              (106,705)
                                                               ------------    -------------
           Net cash used in investing activities                   (282,351)        (323,110)

CASH FLOWS FROM
     FINANCING ACTIVITIES:
   Payments on note payable                                                          (21,897)
   Proceeds from exercise of stock options                            8,697           29,807
                                                               ------------    -------------
           Net cash provided by
              financing activities                                    8,697            7,910
                                                               ------------    -------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                             103,788          271,981

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              274,757          732,381
                                                               ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $    378,545    $   1,004,362
                                                               ------------    -------------
                                                               ------------    -------------

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
   Cash payments for interest                                  $          0    $          55
                                                               ------------    -------------
                                                               ------------    -------------
   Cash payments for income taxes                              $     90,000    $     354,000
                                                               ------------    -------------
                                                               ------------    -------------

See notes to financial statements.

                           THE CHROMALINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. The consolidated balance sheet of The Chromaline Corporation (the Company) as of June 30, 1999, and the related statement of earnings and cash flows for the three and six months ended June 30, 1999, have been prepared without being audited.

     In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of The Chromaline Corporation as of June 30, 1999, and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-SB filing of June 4, 1999.

     The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

     Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For the three and six months ended June 30, 1999 and 1998, comprehensive income for The Chromaline Corporation was equivalent to net income.

2. The major components of inventory at June 30, 1999 and December 31, 1998 are as follows:

                                                 June 30, 1999     December 31, 1998
                                                 -------------     -----------------
              Raw materials                       $  613,695        $  524,199
              Work-in-progress                       391,829           409,539
              Finished goods                         502,025           459,454
                                                 -----------       -----------

              Reduction to LIFO cost                (118,000)         (138,000)
                                                 -----------       -----------

              Total Inventory                     $1,389,549        $1,255,192
                                                 -----------       -----------
                                                 -----------       -----------

3. The Company is a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleges that certain of the Company's products infringe on a U.S. patent owned by the claimant. The Company has filed an answer denying infringement and further believes that the claimant's patent to be invalid, and to have been procured through inequitable conduct. During fiscal 1997, the Company incurred $445,000 of legal costs for this matter, including a $250,000 accrual at December 31, 1997 to cover future legal costs.

     During fiscal 1998, the lawsuit was stayed after the Company filed a Request for Reexamination with the United States Patent and Trademark Office (USPTO) with respect to the patents involved in the suit. The request was granted and the reexamination is presently ongoing. As of June 30, 1999, the USPTO has on two occasions rejected the claims of the claimant. During the six months ended June 30, 1999 and the year ended December 31, 1998, the Company paid approximately $5,000 and $187,000, respectively, in legal and related costs in the defense of this matter. Such payments were applied against the accrual established at December 31, 1997. At June 30, 1999, the Company had a remaining accrual of $58,000 for expected future legal cost relating to this matter.

4. In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives are recognized in the financial statements as either assets or liabilities measured at fair value and also specifies new methods of accounting for hedging transactions. The Company has not yet adopted SFAS No. 133. The nature of the business transactions of the Company are such that no derivative instruments are or are planned to be used during the normal course of operations.

5.   Shareholders' Equity

                                                                       Six Months Ended
                                                                         June 30, 1999
                                                                         -------------
                  Balance at December 31, 1998                         $  4,859,833
                  Net income (unaudited)                                    400,761
                  Issuance of 1,750 shares of common stock
                     upon exercise of options (unaudited)                     8,697
                  Tax benefit resulting from exercise of
                     Options (unaudited)                                      2,100
                                                                       ------------
                  Total Stockholders' Equity (unaudited)               $  5,271,391
                                                                       ------------
                                                                       ------------

6.   Net Income per Common Share

     Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

                           THE CHROMALINE CORPORATION

     THE INFORMATION PRESENTED BELOW IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" BELOW, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. BECAUSE ACTUAL RESULTS MAY DIFFER, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. CERTAIN FORWARD-LOOKING STATEMENTS ARE INDICATED BY AN ASTERISK.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 1999, the first half of 1999 and the same periods of 1998. They should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements made in this Quarterly Report on Form 10-QSB, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

     - THE EXPECTATION THAT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WILL LEVEL OFF DURING THE REMAINDER OF THE YEAR--This expectation may be impacted by general economic conditions and unanticipated events causing changes in expenses or sales.

     - THE COMPANY'S PLANS TO CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT EFFORTS AND THE EXPECTED FOCUS AND RESULTS OF SUCH EFFORTS--These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances or other changes in competitive conditions.

     - THE BELIEF THAT THE COMPANY'S CURRENT FINANCIAL RESOURCES, CASH GENERATED FROM OPERATIONS AND THE COMPANY'S CAPACITY FOR DEBT AND/OR EQUITY FINANCING WILL BE SUFFICIENT TO FUND CURRENT AND ANTICIPATED BUSINESS OPERATIONS--Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

     - THE COMPANY'S BELIEF THAT ITS VULNERABILITY TO FOREIGN CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN FOREIGN COUNTRIES IS NOT SIGNIFICANT--This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company's international sales.

     - THE COMPANY'S BELIEF THAT EVALUATIONS OF AND MODIFICATIONS TO ITS YEAR 2000 COMPLIANCE STATUS, INCLUDING YEAR 2000 COMPLIANCE OF THIRD-PARTY SUPPLIERS, WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS OR FINANCIAL POSITION--This belief may be impacted by presently unanticipated delays in assessment or remediation, unanticipated increases in costs or non-compliance by third parties.

     - THE COMPANY'S EXPECTATIONS OF THE TIME AND COSTS ASSOCIATED WITH ITS YEAR 2000 PROJECT--These expectations may be impacted by presently unanticipated delays in assessment, unanticipated increases in costs or non-compliance by third parties.

     - THE COMPANY'S EFFORTS TO GROW ITS INTERNATIONAL BUSINESS--These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

     - THE COMPANY'S PLAN TO SEEK ACQUISITIONS--This plan may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     SALES. The Company's sales during the second quarter of 1999 increased to $2.55 million, a 7% increase from the $2.38 million in sales during the same period in 1998. The increase is attributable to higher domestic sales and higher sales in Europe. Sales to Asia and Latin America were flat.

     COST OF GOODS SOLD. The cost of goods sold during the second quarter of 1999 was $1.11 million, or 43.3% of sales, compared to $1.04 million, or 43.5% of sales, during the same period in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $865,000, or 33.9% of sales, in the second quarter of 1999, from $675,000, or 28.3% of sales, for the same period in 1998. The increase was due to higher worldwide expenditures for product promotion and marketing. These costs are expected to level off during the remainder of the year. Also contributing to the increase in expenses were approximately $30,000 in costs associated with the filing of a Form 10-SB Registration Statement under the Securities Exchange Act of 1934, as amended, registering the Company's Common Stock. In addition, approximately $10,000 was incurred related to the cost of Year 2000 compliance.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the second quarter of 1999 increased to $178,000, or 7.0% of sales, from $160,000, or 6.7%, for the same period in 1998. The increase was primarily attributable to new product development and reflects an effort by the Company to continue its technological advancements. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

     INCOME TAXES. Income taxes decreased to $152,000, or an effective rate of 37%, during the second quarter of 1999 from $198,000, or an effective rate of 38%, for the second quarter of 1998, due to the Company's reduction in pretax income in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

     SALES. The Company's sales during the six months ended June 30, 1999 increased to $4.79 million compared to $4.73 million for the same period in 1998. This reflects a 0.8% increase in domestic United States sales offset by lower international sales due to the slow recovery of foreign markets the Company serves from recent economic crises.

     COST OF GOODS SOLD. The cost of goods sold during the six months ended June 30, 1999 was $2.17 million, or 45.3% of sales, compared to $2.13 million, or 45.0% of sales, for the same period in 1998. The increase as a percentage of sales, reflects the Company's product mix primarily during the first quarter of 1999, which improved significantly in the second quarter of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses in the six months ended June 30, 1999 increased to $1.66 million, or 34.7% of sales, from $1.39 million, or 29.3% of sales, for the same period in 1998. This increase was due to higher worldwide expenditures for product promotion and marketing. These expenses are expected to remain at current levels during the second half of 1999. The increase was also due to approximately $40,000 in costs associated with the filing of the Company's Form 10-SB which became effective June 4, 1999. The Company incurred approximately $20,000 in costs associated with Year 2000 compliance.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 1999 increased to $340,000, or 7.1% of sales, from $318,000, or 6.7% of sales, for the same period in 1998. The increase reflects costs associated with new product development.

     INCOME TAXES. Income taxes for the six months ended June 30, 1999 decreased to $235,000, or an effective rate of 37%, from $346,000, or an effective rate of 38%, for the same period in 1998 due to the Company's lower pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, as well as research and development expenditures.

     Cash and cash equivalents were $379,000 and $275,000 at June 30, 1999 and December 31, 1998, respectively. The Company generated $377,000 in cash from operating activities during the six months ended June 30, 1999 and $587,000 for the same period in 1998. Cash generated by operating activities is primarily provided by net income as adjusted for non-cash depreciation. During the first six months of 1999, trade receivables increased by $382,000 as the Company modified its export sales terms in accordance with global market conditions. Prepaid expenses increased $125,000 reflecting the acquisition of a new product line. Inventories increased $134,000 due to new products entering the marketplace. Accounts payable increased $107,000, accrued expenses increased $133,000 reflecting payroll and fringe benefit requirements, and income taxes payable increased $186,000. For the six months ended June 30, 1998, trade receivables decreased $70,000 while inventories increased $173,000 reflecting the new products developed last year for the market. Accounts payable increased $128,000, accrued expenses decreased $102,000 and accrued legal costs decreased $54,000.

     The Company used $282,000 and $323,000 in cash for investing activities during the six months ended June 30, 1999 and June 30, 1998, respectively. In both periods net cash used for investing activities was used primarily for plant and equipment. During the third quarter of 1998, the Company purchased municipal revenue bonds with maturities of three years or less for $909,000 and generated $401,000 from the sale of such marketable securities.

     The Company generated $9,000 in cash from financing activities during the six months ended June 30, 1999 as a result of the exercise of stock options. During the same period of 1998, $30,000 in cash was generated from the exercise of stock options, which was offset by a $22,000 payment on the Company's revolving credit line.

     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit to a material extent and there is no debt outstanding under this line as of June 30, 1999.

     The Company believes that current financial resources, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. Future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

CAPITAL EXPENDITURES

     As of June 30, 1999, the Company had spent $285,000 on capital expenditures during 1999. This spending during the first six months of 1999 included manufacturing equipment upgrades to improve efficiency and reduce operating costs, new laboratory instrumentation and building facility upgrades.

     Commitments for capital expenditures include building maintenance, research and development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

     The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 25% of total sales for the six months ended June 30, 1999. This compared with foreign sales accounting for 28% of total sales during the same period in 1998. Foreign sales in 1999 are being affected by overseas economies that are slow in recovering from recent economic crises. Recent weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 1999.

     Effective January 1, 1999, eleven states if the European Union began the conversion to a common currency, called the "euro". This action will most likely cause a portion of Chromaline's European transactions to be negotiated, invoiced and paid in "euros". The conversion will most likely add currency exchange costs and risks. As of June 30, 1999, the impact of the "euro" conversion has not significantly affected the Company's results.

YEAR 2000 ISSUE

     The year 2000 issue is the result of certain computer systems that recognize the year using only the last two digits. Any system utilizing time-sensitive programming may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in systems failures that may disrupt normal business operations.

     The Company began a comprehensive project in 1998 to test and prepare its internal systems for the year 2000. The Company expects this project to be completed in the third quarter of 1999. The project is on track to be completed as planned. The project will replace all non-compliant software and hardware with systems that are year 2000 compliant. This includes a review of both information technology and non-information technology systems. A survey of major suppliers is also being conducted as part of the project to assess the readiness of the Company's business associates. If the necessary conversions are not completed on a timely basis, the year 2000 could have a material adverse effect on Chromaline's operations. Overall, management believes the year 2000 will not have a significant impact on operations.

     As of June 30, 1999, the Company has spent approximately $65,000 on the project. The total cost of the project is expected to be approximately $75,000. This cost includes replacing non-compliant hardware and software. It also includes the internal human resource time to conduct systems and vendor surveys and implement the required changes needed to become year 2000 compliant. Management believes that this expenditure is not material to the Company and will not adversely impact Chromaline's financial condition or liquidity.

     Chromaline faces risk to the extent that suppliers of products and services purchased by the Company and others with whom it transacts business on a world-wide basis do not have business products and services that comply with year 2000 requirements. The Company distributed a survey to its suppliers during the second quarter of 1999 regarding their state of readiness for the year 2000. As of June 30, 1999, the Company has received responses from 75% of its key suppliers, all of which gave assurances that they will be year 2000 compliant. In the event that a significant number of these third parties cannot, in a timely manner, provide the Company with products and services because of the year 2000 issue, Chromaline's operating results could be materially adversely affected.

     The Company is addressing contingency plans in the event of year 2000 disruptions. With respect to the Company's internal production and administrative systems, the Company believes sufficient alternative plans are in place to adequately conduct business. These plans include the identification of back-up and manual systems necessary to conduct normal business operations. While Chromaline believes that its year 2000 project and contingency plans are sufficient, there can be no assurance that the year 2000 will not materially adversely affect its business, operating or financial condition.

FUTURE OUTLOOK

     Chromaline has invested over 6% of sales dollars for the past several years on research and development. The Company plans to expand its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities. In addition to its film, emulsion and self-adhesive products, Chromaline's research and development efforts will also focus on improving the efficiency of its automated photo developers for the decorative sand blasting product line.

     In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

     In June 1999, the Company introduced a line of glass and crystal to increase its product offering to the decorative sand carving market. It is presently anticipated that these new products will move the Company closer to being a full service provider to this growing industry.

     During the second quarter of 1999, the Company began evaluating potential acquisitions. The Company plans to look for opportunities that complement its existing business and technologies. The search and evaluation process is proceeding in a cautious and prudent manner with the goal of capitalizing on the Company's strong cash and low debt positions as well as the strengths of the Company's core businesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 22, 1996, Aicello North America, Inc., a Canadian corporation ("ANA"), filed suit against the Company in the United States District Court for the Western District of Washington, alleging infringement by the Company of U.S. Patent No. 5,427,890 (the "890 patent"). Later, ANA added U.S. Patent No. 5,629,132 (the "132 patent") to the lawsuit. The 890 patent and the 132 patent had been assigned to Aicello Chemical Co. Ltd. of Japan ("ACLJ") on October 22, 1996 and were licensed to ANA shortly before filing of the present infringement action. At Chromaline's request, ACLJ was joined to the suit. The subjects of the patents and the allegedly infringing Chromaline products are three-layer photosensitive films used to engrave patterns or designs into hard surfaces such as metal, glass, stone and wood.

     The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement. Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office ("USPTO") reexamine the 890 patent and the 132 patent. This request was granted as to both patents in November 1998 and the lawsuit was stayed pending this review. A favorable ruling by the USPTO may result in the dismissal of the case. In the USPTO's OFFICE ACTION IN REEXAMINATION dated February 23, 1999, the USPTO initially rejected the plaintiff's claims of patent infringement. The OFFICE ACTION required the ANA and ACLJ to respond within 60 days, which they did. The USPTO's subsequent OFFICE ACTION once again rejected the plaintiff's claims of patent infringement. The plaintiff now has one final opportunity to appeal to the USPTO regarding this case.

     The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in note 3 to its unaudited financial statements included herein. However, the ultimate outcome and materiality of these matters cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited financial statements.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on April 15, 1999. The shareholders took the following actions:

     (a) The shareholders elected five directors to hold office until the next annual meeting of shareholders. The shareholders present in person of by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                                     Votes For         Votes Against
                                                     ---------         -------------
                  Charles H. Andresen                698,853                    3,750
                  Philip J. Hourican                 698,853                    3,750
                  David O. Harris                    698,853                    3,750
                  Gerald W. Simonson                 698,853                    3,750
                  William C. Ulland                  698,853                    3,750

     (b) The shareholders ratified and approved an 80,000 share increase in the shares authorized for issuance under the 1995 Stock Incentive Plan to 89,724 shares. The votes on this proposal were 677,409 in favor, 25,194 votes against and no abstentions.


ITEM 5. OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997:

Exhibit                    Description
-------                    ------------
    3.1   Restated Articles of Incorporation of Company, as amended.(1)
    3.2   By-Laws of the Company, as amended.(1)
    11    Computation of Net Earnings per Common Share
    27    Financial Data Schedule

     Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the quarterly period ended June 30, 1999.






-------------------------
1 Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727)

                           THE CHROMALINE CORPORATION

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE CHROMALINE CORPORATION


DATE:  August 16, 1999          By: /s/ Jeffery A. Laabs
                                   --------------------------------------------
                                   Jeffery A. Laabs,
                                   Vice President of Finance, Controller,
                                   Treasurer and Secretary
                                   (Duly authorized officer and
                                   Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit                    Description                                                           Page
-------                    -----------                                                           ----
    3.1  Restated Articles of Incorporation of Company, as amended......................     Incorporated by Reference
    3.2  By-Laws of the Company, as amended.............................................     Incorporated by Reference
     11  Computation of Net Earnings per Common Share...................................     Filed Electronically
   27.1  Financial Data Schedule........................................................     Filed Electronically