Form 10QSB
period 1999-09-30
CHROMALINE CORP
filed 1999-11-12
CIK 1083301

QuickLinks

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

For the Transition Period From                to                .

Commission file number 000-25727

THE CHROMALINE CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0730027 (I.R.S. employer identification no.)
4832 Grand Avenue
Duluth, Minnesota (Address of principal executive offices)	55807 (Zip code)

(218) 628-2217
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value—1,180,061 shares outstanding as of October 18, 1999.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

The Chromaline Corporation
QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHROMALINE CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30 1999	December 31 1998
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$641,184	$274,757
Trade receivables, less allowance for doubtful accounts of $14,542 and $14,400 respectively	1,449,565	1,128,568
Trade receivable from related party	194,545	271,443
Inventories	1,408,944	1,255,192
Prepaid expenses and other assets	193,107	97,409
Investments available-for-sale	485,916	508,445
Income tax refund receivable		61,801
Deferred taxes	54,000	54,000

Total current assets	4,427,261	3,651,615
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,279,978	1,171,560
Machinery and equipment	2,198,156	1,991,566
Office equipment	556,953	516,935
Vehicles	231,291	199,335

	4,266,378	3,879,396
Less accumulated depreciation	2,703,845	2,455,816

	1,562,533	1,423,580
PATENTS, net of amortization of $12,700 and $5,752 respectively	96,767	103,715
OTHER	38,733	38,733
DEFERRED TAXES	43,000	43,000

	$6,168,294	$5,260,643

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$355,317	$207,813
Accrued expenses	192,195	129,673
Accrued legal costs (Note 3)	40,433	63,324
Income taxes payable	116,108

Total current liabilities	704,053	400,810
CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,180,061 and 1,178,311 respectively	118,006	117,831
Additional paid-in capital	418,849	408,225
Retained earnings	4,927,386	4,333,777

Total stockholders' equity	5,464,241	4,859,833

	$6,168,294	$5,260,643

See notes to consolidated financial statements.

THE CHROMALINE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
SALES	$2,474,172	$2,301,762	$7,262,074	$7,028,881
COSTS AND EXPENSES:
Cost of goods sold	1,185,349	1,034,436	3,352,290	3,161,769
Selling, general, and administrative	841,586	856,620	2,497,922	2,247,378
Research and development	161,392	178,080	501,733	495,652

	2,188,327	2,069,136	6,351,945	5,904,799

INCOME FROM OPERATIONS	285,845	232,626	910,129	1,124,082
INTEREST INCOME	19,638	7,222	31,482	26,853

INCOME BEFORE INCOME TAXES	305,483	239,848	941,611	1,150,935
FEDERAL AND STATE INCOME TAXES	112,633	92,000	348,000	438,000

NET INCOME	$192,850	$147,848	$593,611	$712,935

EARNINGS PER SHARE:
Basic	$0.16	$0.13	$0.50	$0.61

Diluted	$0.16	$0.13	$0.50	$0.61

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	1,179,644	1,167,251	1,179,409	1,167,251

Diluted	1,188,024	1,178,806	1,187,077	1,176,304

See notes to consolidated financial statements.

THE CHROMALINE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	1999		1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$593,611	$712,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		254,789	200,248
Loss on disposal of assets			14,789
Deferred income taxes
Changes in working capital components:
Decrease (increase) in:
Trade receivables		(244,099)	36,347
Prepaid expenses and other assets		(95,698)	(38,432)
Inventories		(153,752)	(226,099)
(Decrease) increase in:
Accounts payable		147,504	(21,777)
Accrued expenses		81,188	(59,834)
Accrued legal costs		(22,891)	(171,252)
Income taxes payable		161,530	(99,206)

Net cash provided by operating activities		722,182	347,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(386,982)	(265,015)
Proceeds from sale of investments		22,529
Purchase of patents			(106,798)

Net cash used in investing activities		(364,453)	(371,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on note payable			(21,897)
Proceeds from exercise of stock options		8,698	66,586

Net cash provided by financing activities		8,698	44,689

NET INCREASE IN CASH AND CASH EQUIVALENTS		366,427	20,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		274,757	732,381

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$641,184	$752,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$		$55

Cash payments for income taxes		$247,862	$537,206

See notes to consolidated financial statements.

THE CHROMALINE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The consolidated balance sheet of The Chromaline Corporation (the Company) as of September 30, 1999, and the related statements of earnings and cash flows for the three and nine months ended September 30, 1999, have been prepared without being audited.

  In the opinion of management, these consolidated statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of The Chromaline Corporation as of September 30, 1999, and the results of operations and cash flows for all periods presented.

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

  Comprehensive income is a measure of all non-owner changes in shareholders' equity and includes such items as net income, certain foreign currency translation items, minimum pension liability adjustments and changes in the value of available-for-sale securities. For any of the periods presented, comprehensive income for The Chromaline Corporation was equivalent to net income.

2.
The major components of inventory at September 30, 1999 and December 31, 1998 are as follows:

	Sept 30, 1999	Dec 31, 1998
Raw materials	$614,957	$524,199
Work-in-progress	358,773	409,539
Finished goods	553,214	459,454

Reduction to LIFO cost	(118,000)	(138,000)

Total Inventory	$1,408,944	$1,255,192

3.
The Company is a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleges that certain of the Company's products infringe on a U.S. patent owned by the claimant. The Company has filed an answer denying infringement and further believes the claimant's patent to be invalid, and to have been procured through inequitable conduct. During fiscal 1997, the Company incurred $445,000 of legal costs for this matter, including a $250,000 accrual at December 31, 1997 to cover future legal costs.

  During fiscal 1998, the lawsuit was stayed after the Company filed a Request for Reexamination with the United States Patent and Trademark Office (USPTO) with respect to the patents involved in the suit. The request was granted and the reexamination is presently ongoing. As of September 30, 1999, the USPTO has on three occasions rejected the claims of the claimant. The claimant has one remaining appeal to exercise. During the nine months ended September 30, 1999 and the year ended December 31, 1998, the Company paid approximately $23,000 and $187,000, respectively, in legal and related costs in the defense of this matter. Such payments were applied against the accrual established at December 31, 1997. At September 30, 1999, the Company had a remaining accrual of $40,000 for expected future legal costs relating to this matter.

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

5.
Shareholders' Equity

Nine Months Ended September 30, 1999
Balance at December 31, 1998	$4,859,833
Net income (unaudited)	593,611
Issuance of 1,750 shares of common stock upon exercise of options (unaudited)	8,697
Tax benefit resulting from exercise of Options (unaudited)	2,100

Total Stockholders' Equity (unaudited)	$5,464,241

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 1999, the first nine months of 1999 and the same periods of 1998. They should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

Factors that May Affect Future Results

    Certain statements made in this Quarterly Report on Form 10-QSB, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

  •
  The Company's plans to continue to invest in research and development efforts and the expected focus and results of such efforts—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances or other changes in competitive conditions.

  •
  The expectation that selling, general and administrative expenses will remain at current levels during the fourth quarter of 1999—This expectation may be impacted by general economic conditions and unanticipated events causing changes in expenses or sales.

  •
  The belief that the Company's current financial resources, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations—Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

  •
  The Company's belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company's international sales.

  •
  The Company's belief that evaluations of and modifications to its year 2000 compliance status, including year 2000 compliance of third-party suppliers, will not have a material adverse effect on the Company's operations or financial position—This belief may be impacted by presently unanticipated delays in assessment or remediation, unanticipated increases in costs or non-compliance by third parties.

  •
  The Company's expectations of the time and costs associated with its year 2000 project—These expectations may be impacted by presently unanticipated delays in assessment, unanticipated increases in costs or non-compliance by third parties.

  •
  The Company's efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

  •
  The Company's plan to seek acquisitions—This plan may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets.

Results of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

    Sales.  The Company's sales during the third quarter of 1999 increased to $2.47 million, a 7.5% increase from the $2.30 million in sales during the same period in 1998. The increase was attributable to higher sales across all geographic areas.

    Cost of Goods Sold.  The cost of goods sold during the third quarter of 1999 was $1.19 million, or 47.9% of sales, compared to $1.03 million, or 44.9% of sales, during the same period in 1998. The increase in 1999 was due to increased costs related to competitive market forces and certain production related costs.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $842,000, or 34.0% of sales, in the third quarter of 1999, from $857,000, or 37.2% of sales, for the same period in 1998. The decrease was due primarily to non-recurring costs experienced in 1998 related to the retirement of two senior officers.

    Research and Development Expenses.  Research and development expenses during the third quarter of 1999 decreased to $161,000, or 6.5% of sales, from $178,000, or 7.7%, for the same period in 1998. The decrease was attributable to certain short-term product development projects that have been deferred. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

    Income Taxes.  Income taxes increased to $113,000, or an effective rate of 37%, during the third quarter of 1999 from $92,000, or an effective rate of 38%, for the third quarter of 1998, due to the Company's increase in pretax income in 1999.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

    Sales.  The Company's sales during the nine months ended September 30, 1999 increased 3.3% to $7.26 million compared to $7.03 million for the same period in 1998. This reflects a 9.0% increase in domestic United States sales offset by lower international sales due to the slow recovery of foreign markets the Company serves from recent economic crises.

    Cost of Goods Sold.  The cost of goods sold during the nine months ended September 30, 1999 was $3.35 million, or 46.2% of sales, compared to $3.16 million, or 45.0% of sales, for the same period in 1998. The increase as a percentage of sales, reflects the Company's product mix primarily during the first and third quarters of 1999. Cost of goods sold was significantly lower as a percentage of sales during the second quarter of 1999 due to a favorable product mix for domestic U.S. and European sales.

    Selling, General and Administrative.  Selling, general and administrative expenses in the nine months ended September 30, 1999 increased to $2.50 million, or 34.4% of sales, from $2.25 million, or 32.0% of sales, for the same period in 1998. This increase was due to higher worldwide expenditures for product promotion and marketing. These expenses are expected to remain at current levels during the fourth quarter of 1999. The increase was also due to approximately $40,000 in costs associated with the filing of the Company's Form 10-SB which became effective June 4, 1999. In 1999, the Company incurred approximately $25,000 in costs associated with Year 2000 compliance. These costs were partially offset by non-recurring costs incurred in 1998 related to the retirement of two senior officers.

    Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 1999 increased to $502,000, or 6.9% of sales, from $496,000, or 7.1% of sales, for the same period in 1998. The increase reflects costs associated with new product development.

    Income Taxes.  Income taxes for the nine months ended September 30, 1999 decreased to $348,000, or an effective rate of 37%, from $438,000, or an effective rate of 38%, for the same period in 1998 due to the Company's lower pretax income.

Liquidity and Capital Resources

    The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, as well as research and development expenditures.

    Cash and cash equivalents were $641,000 and $275,000 at September 30, 1999 and December 31, 1998, respectively. The Company generated $722,000 in cash from operating activities during the nine months ended September 30, 1999 and $348,000 for the same period in 1998. Cash generated by operating activities is primarily provided by net income as adjusted for non-cash depreciation. During the first nine months of 1999, trade receivables increased by $244,000 as the Company modified its export sales terms in accordance with global market conditions. Prepaid expenses increased $74,000 reflecting the acquisition of a new product line. Inventories increased $154,000 due to new products entering the marketplace. Accounts payable increased $148,000, accrued expenses increased $81,000 reflecting payroll and fringe benefit requirements, and income taxes payable increased $140,000. For the nine months ended September 30, 1998, trade receivables decreased $36,000 while inventories increased $226,000 reflecting the new products developed last year for the market. Accounts payable increased $22,000, accrued expenses decreased $60,000 and accrued legal costs decreased $171,000. Income taxes payable decreased $99,000 for the same period in 1998.

    The Company used $387,000 and $265,000 in cash for investing activities during the nine months ended September 30, 1999 and September 30, 1998, respectively. In both periods net cash used for investing activities was used primarily for plant and equipment. During the third quarter of 1998, the Company purchased municipal revenue bonds that are carried at fair value and classified and accounted as "available for sale". Any unrealized gains or losses are included in equity. These unrealized gains and losses were not material for the third quarter of 1999.

    The Company generated $9,000 in cash from financing activities during the nine months ended September 30, 1999 as a result of the exercise of stock options. During the same period of 1998, $67,000 in cash was generated from the exercise of stock options, which was offset by a $22,000 payment on the Company's revolving credit line.

    A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit to a material extent and there is no debt outstanding under this line as of September 30, 1999.

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

Capital Expenditures

    As of September 30, 1999, the Company had spent $387,000 on capital expenditures during 1999. This spending during the first nine months of 1999 included manufacturing equipment upgrades to improve efficiency and reduce operating costs, new laboratory instrumentation, building facility upgrades and new vehicles under its rotating replacement policy.

    Commitments for capital expenditures include building maintenance, research and development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are funded with cash generated from operating activities.

International Activity

    The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales for the nine months ended September 30, 1999. This compared with foreign sales accounting for 33% of total sales during the same period in 1998. Foreign sales in 1999 are being affected by overseas economies that are slow in recovering from recent economic crises. Recent weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

    Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 1999.

    Effective January 1, 1999, eleven states of the European Union began the conversion to a common currency, called the "euro". This action will most likely cause a portion of Chromaline's European transactions to be negotiated, invoiced and paid in "euros". The conversion will most likely add currency exchange costs and risks. As of September 30, 1999, the impact of the "euro" conversion has not significantly affected the Company's results.

Year 2000 Issue

    The year 2000 issue is the result of certain computer systems that recognize the year using only the last two digits. Any system utilizing time-sensitive programming may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in systems failures that may disrupt normal business operations.

    The Company began a comprehensive project in 1998 to test and prepare its internal systems for the year 2000. The Company has substantially completed this project with the balance to be finalized early in the fourth quarter of 1999. The project has replaced all non-compliant software and hardware with systems that are year 2000 compliant. This includes a review of both information technology and non-information technology systems. A survey of major suppliers has been conducted as part of the project to assess the readiness of the Company's business associates. If the necessary conversions are not completed on a timely basis, the year 2000 could have a material adverse effect on Chromaline's operations. Overall, management believes the year 2000 will not have a significant impact on operations.

    As of September 30, 1999, the Company has spent approximately $70,000 on the project. The total cost of the project is expected to be approximately $75,000. This cost includes replacing non-compliant hardware and software. It also includes the internal human resource time to conduct systems and vendor surveys and implement the required changes needed to become year 2000 compliant. Management believes that this expenditure is not material to the Company and will not adversely impact Chromaline's financial condition or liquidity.

    Chromaline faces risk to the extent that suppliers of products and services purchased by the Company and others with whom it transacts business on a world-wide basis do not have business products and services that comply with year 2000 requirements. The Company distributed a survey to its suppliers during the second quarter of 1999 regarding their state of readiness for the year 2000. As of September 30, 1999, the Company has received responses from 75% of its key suppliers, all of which gave assurances that they will be year 2000 compliant. In the event that a significant number of these third parties cannot, in a timely manner, provide the Company with products and services because of the year 2000 issue, Chromaline's operating results could be materially adversely affected.

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

Future Outlook

    Chromaline has invested over 6% of its sales dollars for the past several years on research and development. The Company plans to expand its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities. In addition to its film, emulsion and self-adhesive products, Chromaline's research and development efforts will also focus on improving the efficiency of its automated photo developers for the decorative sand blasting product line.

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

    During the second quarter of 1999, the Company began evaluating potential acquisitions. The Company plans to look for opportunities that complement its existing business and technologies. The search and evaluation process continues to proceed in a cautious and prudent manner. The Company's goal is to capitalize on its strong cash and low debt positions as well as the strengths of the Company's core businesses in order to grow shareholder value.

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

    The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement. Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office ("USPTO") reexamine the 890 patent and the 132 patent. This request was granted as to both patents in November 1998 and the lawsuit was stayed pending this review. A favorable ruling by the USPTO may result in the dismissal of the case. In the USPTO's Office Action in Reexamination dated February 23, 1999, the USPTO initially rejected the plaintiff's claims of patent infringement. The Office Action required the ANA and ACLJ to respond within 60 days, which they did. The USPTO's subsequent Office Action once again rejected the plaintiff's claims of patent infringement. The plaintiff filed their final response with the USPTO on August 2, 1999. The USPTO examiner then issued a Reexamination Advisory Action rejecting all claims of the patents on August 23, 1999. The plaintiff appealed to the Board of Appeals of the USPTO on September 2, 1999.

    The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in note 3 to its unaudited consolidated financial statements included herein. However, the ultimate outcome and materiality of these matters cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the unaudited consolidated financial statements.

ITEM 2.  Changes in Securities

    None

ITEM 3.  Defaults upon Senior Securities

    Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

    None

ITEM 5.  Other Information

    None

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.(1)
3.2	By-Laws of the Company, as amended.(1)
11	Computation of Net Earnings per Common Share
27	Financial Data Schedule

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarterly period ended September 30, 1999.

(1)
Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

THE CHROMALINE CORPORATION

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHROMALINE CORPORATION
DATE: November 12, 1999	By:	/s/ JEFFERY A. LAABS Jeffery A. Laabs, Vice President of Finance, Controller, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended	Incorporated by Reference
11	Computation of Net Earnings per Common Share	Filed Electronically
27.1	Financial Data Schedule	Filed Electronically

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities
ITEM 3. Defaults upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
INDEX TO EXHIBITS