Form 10KSB
period 1999-12-31
CHROMALINE CORP
filed 2000-03-15
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

                        Commission file number 000-25727

                           THE CHROMALINE CORPORATION
       --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         MINNESOTA                              41-0730027
               ------------------------------                 ---------------
              (State or other jurisdiction of                (I.R.S. employer
              incorporation or organization)               identification no.)

                     4832 Grand Avenue
                     Duluth, Minnesota                            55807
          --------------------------------------                 --------
         (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:         (218) 628-2217

         Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act: Common Stock, par value $.10 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for its most recent fiscal year were:
$9,911,380

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 2000 was $ 8,112,850, based on the average of the closing bid and asked prices for the issuer's Common Stock on such date as reported on the Minneapolis-St. Paul over-the-counter market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,298,056 issued and outstanding as of February 21, 2000.

         Transitional Small Business Disclosure Format (check one):
         Yes / / No  /X/

         THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SAFE HARBOR PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS OR STATEMENTS OF INTENTION SUBJECT TO RISKS AND UNCERTAINTIES AND ACTUAL EVENTS OR RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE THE RISKS, UNCERTAINTIES AND OTHER MATTERS SET FORTH BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND THE MATTERS SET FORTH UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Chromaline Corporation ("Chromaline" or the "Company") was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. The Company develops, manufactures and sells light sensitive liquid coatings ("emulsions") and light sensitive films for commercial and industrial applications in the United States and abroad. The Company also markets ancillary chemicals and equipment to provide a full line of products and services to its customers. The Company's products serve the screen printing and decorative sand blasting markets. The screen printing products represent the Company's largest product line. These products are used by screen printers to create stencil images. These images produce basic designs for fabric decoration and product identification, as well as complex designs for compact discs and electronic circuits. The sand blasting products are used by many consumers to create architectural glass, art pieces and awards. Some of the Company's customers use both the screen printing and the sand blasting products.

         Over the past three years, Chromaline has completed building additions which added additional manufacturing and warehouse space and has installed equipment which doubled the Company's coated film production capacity. During this period, the Company has grown by developing new products, including:

         - Chroma/Tech SR - a new solvent resistant pure photopolymer emulsion.
         -        Magna/Cure UDC1, 2 and 3 - universal dual care emulsions.
         - Chroma/Tech PL-2 - pure photopolymer emulsion for use with plastisol inks.
         -        Magna/Cure UDC-HV - universal dual cure with high viscosity.
         - MAX-R film - for maximum resistance to water or solvent base inks.
         - MAX-R emulsion - for maximum resistance to water or solvent base inks.
         - PHAT film - for screen printing images that require 100 microns to 700 microns of new high density plastisol inks.
         -        CTI film - a new indirect photopolymer image transfer film
         - Prxta film - an improved photoresist film for the decorative sandblasting industry

         Prior to 1996, the Company sold products to several European distributors and dealers and established a branch sales office in Europe. In 1996, the Company converted its European branch office to a marketing and sales joint venture with Europeans involved in the screen printing industry, including several Chromaline distributors and dealers. The joint venture entity, Chromaline Europe, S.A., a French corporation located in Saverne, France ("Chromaline Europe"), began operations in January 1997. The Company is a 19.5% owner of the joint venture.

PRODUCTS

         Chromaline's core technology is photochemical imaging systems. This technology is similar to photographic film technology except that the Company uses organic polymers or natural protein rather than silver to make the product photo-reactive ("light sensitive"). The products Chromaline targets at the screen printing industry are light sensitive films and light sensitive liquid coatings ("emulsions") used by customers to create an image on a printing screen; the equivalent of a printing plate in other types of printing processes. In the sand blasting market, the Company's products are also films and emulsions. These products are used to create a stencil by decorators of glass and other hard surfaces including crystal, marble, metals, wood, stone and plastics. The stencil is applied directly to the article to be decorated by the sand blasting process through a self-adhesive feature or with a separate adhesive. The open areas of the stencil permit the sand blast grit to erode the surface while the closed areas of the stencil repel the sand blast grit, protecting areas of the surface being decorated.

         All of Chromaline's light sensitive products are sensitive to ultraviolet radiation. The Company uses different chemicals to create sensitivity to light including a molecule which it developed internally and patented.

DISTRIBUTION

         The Company currently has approximately 140 domestic and international distributors. Chromaline sells its products through non-exclusive distributors in competitive markets, such as the United States, Canada and Mexico. The Company has exclusive distribution arrangements in markets such as South and Central America, Australia, South Africa, Canada, India and other Asian countries. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor or dealer to service their account. In addition, Chromaline markets and sells its products through magazine advertising, trade shows and the internet.

         Chromaline is engaged in international sales through three channels. Chromaline Europe imports the Company's products and distributes them to dealers throughout Western and Eastern Europe and North Africa. The Company is also currently developing its business in India through an exclusive distributor in that country. It is the Company's intent that an entity to be formed by the Company and the Indian distributor will eventually become a licensed manufacturer of certain low cost products which have been developed by Chromaline expressly for distant markets where shipping costs and low market prices would otherwise preclude the Company's participation. The Company markets products to foreign areas not served by the European or Indian facilities from its corporate headquarters in Duluth, Minnesota.

         Chromaline has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues.

QUALITY CONTROL IN MANUFACTURING

         In March 1994, Chromaline became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997 and 1999. The recertification process will occur every three years hereafter. Chromaline's quality function goal is to train all employees properly in both their work and in the importance of their work. Responsibility for efficient and correct work has meant that authority for proposing changes has been given to all employees. Internal records of quality related graphs and tables are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers' needs.

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

         Chromaline spent 6.7% of sales ($662,000) on research and development in 1999 and 7.3% ($680,000) in 1998. In its research program, Chromaline has developed unique light sensitive molecules which have received two

U.S. patents. These patents expire in 2011 and 2014, respectively. The Company also has four United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within Chromaline, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees and confidentiality agreements with vendors. In its product development program, Chromaline is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of Chromaline products for different climatic zones.

         In addition to its patents, the Company has various trademarks including the "Chromaline" and "PhotoBrasive" trademarks.

RAW MATERIALS

         The primary raw materials used by Chromaline in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water. The Company purchases raw materials from a variety of domestic and foreign sources with no one supplier being material to the Company. The purchasing staff at the Company's headquarters leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets. Chromaline's involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost than it had previously enjoyed. The Company has a number of suppliers and no one supplier is essential to the Company's operations. To date there have been no significant shortages of raw materials and alternative sources for nearly all raw materials are available. The Company believes it has good supplier relations.

COMPETITION

         The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. The screen printing market is much larger than the decorative sand blasting market, however, the sand blasting market is currently experiencing faster growth. Chromaline has two primary competitors in its screen printing film business, both of which are foreign-owned entities. They are larger than Chromaline and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than Chromaline and possess greater resources. The market for the Company's sand blasting products has relatively few competitors, however, those in this market compete aggressively on price and in other areas. Chromaline considers itself to be a significant factor in this market.

GOVERNMENT REGULATION

         The Company is subject to a variety of federal, state and local industrial laws and regulations, including those relating to the discharge of material into the environment and protection of the environment. The governmental authorities primarily responsible for regulating the Company's environmental compliance are the Environmental Protection Agency, the Minnesota Pollution Control Agency and the Western Lake Superior Sanitary District. Failure to comply with the laws promulgated by these authorities may result in monetary sanctions, liability for environmental clean-up and other equitable remedies. To maintain compliance, the Company may make occasional changes in its waste generation and disposal procedures.

         These laws and regulations have not had a material effect upon the capital expenditures or competitive position of the Company. The Company believes that it complies in all material respects with the various federal, state and local regulations that apply to its current operations. Failure to comply with these regulations could have a negative impact on the Company's operations and capital expenditures and such negative impact could be significant.

EMPLOYEES

         As of February 21, 2000, the Company had 74 full-time employees, all of whom are located at the Company's headquarters in Duluth, Minnesota with the exception of four outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2.  PROPERTY

         The Company conducts its entire operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. Shipping and distribution for the Company operates from a three-year old 5,625 square-foot warehouse adjacent to the existing plant building. These facilities are owned by the Company with no existing liens or leases.

ITEM 3.  LEGAL PROCEEDINGS

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

         The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement. Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office ("USPTO") reexamine the 890 patent and the 132 patent. This request was granted as to both patents in November 1998 and the lawsuit was stayed pending this review. In the USPTO's OFFICE ACTION IN REEXAMINATION dated February 23, 1999, the USPTO initially rejected the plaintiff's claims of patent infringement. The OFFICE ACTION required the ANA and ACLJ to respond within 60 days, which they did. The USPTO's subsequent OFFICE ACTION once again rejected the plaintiff's claims of patent infringement. The plaintiff filed their final response with the USPTO on August 2, 1999. The USPTO examiner then issued a Reexamination Advisory Action rejecting all claims of the patents on August 23, 1999. The plaintiff appealed to the Board of Appeals of the USPTO on September 2, 1999. In February 2000, the USPTO issued reexamined patents to ANA with substantially narrowed claims. United States patent law provides that if the claims of the reexamined patent are not identical to the original claims, there can be no infringement before the date of issuance of the reexamined patent. Since the Company has not manufactured the films at issue in the suit after the reexamined patents were issued and the Company's newly developed films are, the Company believes, clearly outside of the claims of the reexamined patents, the suit should now be dismissed. The Company has filed a motion for summary judgement to dismiss the suit. The response to this action is pending.

         The Company has made provisions to cover certain legal proceedings and related costs and expenses as described in note 2 to its financial statements included herein. However, the ultimate outcome and materiality of these matters cannot be determined. Accordingly, no provision for any liability that may result therefrom has been made in the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the fiscal years ended December 31, 1999 and December 31, 1998 the Company's Common Stock was traded on the local over-the-counter market in the Minneapolis-St. Paul area under the symbol CMLH. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company's Common Stock as reported on the local over-the-counter market in the Minneapolis-St. Paul area. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company expects its Common Stock to be listed on the Nasdaq SmallCap Market in the near future.

                                                           HIGH             LOW

FISCAL YEAR ENDED DECEMBER 31, 1999:
     First Quarter.....................................    $7.05            $6.14
     Second Quarter....................................     8.41             7.27
     Third Quarter.....................................     7.95             6.82
     Fourth Quarter....................................     7.75             6.36

FISCAL YEAR ENDED DECEMBER 31, 1998:

     First Quarter.....................................    $7.77            $6.36
     Second Quarter....................................     8.18             6.70
     Third Quarter.....................................     9.43             7.50
     Fourth Quarter....................................     7.73             6.36

         As of February 21, 2000, the Company had approximately 450 shareholders of record. The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the near future. The share prices noted above have been adjusted for the 10% stock dividend on December 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 1999 and 1998 and should be read in connection with the Company's audited financial statements and notes thereto for the years ending December 31, 1999 and 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements made in this Annual Report on Form 10-KSB, including those summarized below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

         - THE COMPANY'S PLANS TO CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT EFFORTS AND THE EXPECTED FOCUS AND RESULTS OF SUCH EFFORTS-These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances or other changes in competitive conditions.

         - THE EXPECTATION THAT SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WILL REMAIN AT CURRENT LEVELS DURING THE YEAR 2000-This expectation may be impacted by general economic conditions and unanticipated events causing changes in expenses or sales.

         - THE BELIEF THAT THE COMPANY'S CURRENT FINANCIAL RESOURCES, CASH GENERATED FROM OPERATIONS AND THE COMPANY'S CAPACITY FOR DEBT AND/OR EQUITY FINANCING WILL BE SUFFICIENT TO FUND CURRENT AND ANTICIPATED

              BUSINESS OPERATIONS-Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

         - THE COMPANY'S BELIEF THAT ITS VULNERABILITY TO FOREIGN CURRENCY FLUCTUATIONS AND GENERAL ECONOMIC CONDITIONS IN FOREIGN COUNTRIES IS NOT SIGNIFICANT-This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company's international sales.

         - THE COMPANY'S BELIEF THAT EVALUATIONS OF AND MODIFICATIONS TO ITS YEAR 2000 COMPLIANCE STATUS, INCLUDING YEAR 2000 COMPLIANCE OF THIRD-PARTY SUPPLIERS, WILL NOT, GOING FORWARD, HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS OR FINANCIAL POSITION-This belief may be impacted by presently unanticipated delays in assessment or remediation, unanticipated increases in costs or non-compliance by third parties.

         - THE COMPANY'S EXPECTATIONS OF THE TIME AND COSTS ASSOCIATED WITH ITS YEAR 2000 PROJECT-These expectations may be impacted by presently unanticipated delays in assessment, unanticipated increases in costs or non-compliance by third parties.

         - THE COMPANY'S EFFORTS TO GROW ITS INTERNATIONAL BUSINESS-These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

         - THE COMPANY'S PLAN TO SEEK ACQUISITIONS-This plan may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         SALES. The Company's net sales increased by 7% to $9.9 million in 1999 from $9.3 million in 1998. This reflects an 8.5% increase in domestic United States sales and a 2.2% increase in international sales. The anticipated recovery of foreign markets the Company serves began to have a positive impact in the latter half of 1999. In general, unit selling prices remained steady or dropped due to competitive market situations. Unit volumes increased across most product lines, more than offsetting the unit price reductions experienced.

         COST OF GOODS SOLD. The cost of goods sold was $4.6 million, or 46.8% of sales in 1999 and $4.2 million, or 45.2% of sales in 1998. The increase as a percentage of sales, reflects the Company's product mix during the year, specifically, in its international products and domestic U.S. decorative sandblasting products. Cost of goods sold was significantly lower as a percentage of sales during the second quarter of 1999 due to a favorable product mix for domestic U.S. and European sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3.4 million or 34.8% of sales in 1999 from $3.1 million, or 33.2% of sales in 1998. This increase was due to higher worldwide expenditures for product promotion and marketing. These expenses are expected to remain at 1999 levels into the year 2000. The increase was also due to approximately $40,000 in costs associated with the filing of the Company's Form 10-SB which became effective June 4, 1999 and related quarterly reporting thereafter. In 1999, the Company incurred approximately $75,000 in costs associated with Year 2000 compliance.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $662,000, or 6.7% of sales in 1999 compared to $680,000, or 7.3% of sales in 1998. The decrease reflects lower legal expense and activity in a product development project begun in 1998.

         INTEREST INCOME. Interest income increased to $34,000 in 1999 from $29,000 in 1998. This increase was primarily due to a higher level of certain interest-bearing securities the Company began to purchase in 1998.

         INCOME TAXES. Income taxes for 1999 decreased to $431,000, or an effective rate of 34.9% from $492,000, or an effective rate of 35.9% for 1998 due to the Company's lower pretax income. The change in the effective rate is related to permanent differences for allowable tax deductions including foreign sales corporation credits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, as well as research and development expenditures.

         Cash and cash equivalents were $706,000 and $275,000 at December 31, 1999 and December 31, 1998, respectively. The Company generated $1.1 million in cash from operating activities during 1999 and $507,000 during 1998. Cash generated from operating activities is primarily provided by net income as adjusted for non-cash depreciation. During 1999, trade receivables increased by $307,000 reflecting strong fourth quarter sales which increased 17% over the same period in 1998. Prepaid expenses decreased $16,000. Inventories increased $21,000 or 1.7% over 1998. Accounts payable decreased $21,000 reflecting normal variations in spending patterns. Accrued expenses increased $98,000, reflecting payroll and fringe benefit requirements and an income tax payable increase of $55,000. During 1998, trade receivables decreased $36,000 while inventories increased $289,000 reflecting the new products developed last year for the market. Accounts payable decreased $21,000, accrued expenses decreased $152,000 and accrued legal costs decreased $187,000. Income taxes payable decreased $106,000 during 1998.

         The Company used $674,000 and $1.0 million in cash for investing activities during 1999 and 1998, respectively. In both periods net cash used for investing activities was used primarily for plant and equipment. During the third quarter of 1998, the Company purchased municipal revenue bonds that are carried at fair value and classified and accounted as "available-for-sale". In addition, during 1998 the Company purchased municipal revenue bonds with maturities of three years or less that are carried at fair value and classified and accounted as "available- for-sale". The Company generated $303,000 and $401,000 in cash from the sale of such marketable securities during 1999 and 1998, respectively. Any unrealized gains or losses are included in other comprehensive income. These unrealized gains and losses were not material for 1999 and 1998. The Company also purchased a patent for $109,000 in 1998.

         The Company generated $9,000 in cash from financing activities during 1999 as a result of the exercise of stock options. During 1998, $50,000 in cash was generated from the exercise of stock options, which was offset by a $22,000 payment on the Company's revolving credit line.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit to a material extent and there was no debt outstanding under this line as of December 31, 1999 or 1998, respectively.

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

CAPITAL EXPENDITURES

         The Company spent $547,000 on capital expenditures during 1999. This spending included manufacturing equipment upgrades to improve efficiency and reduce operating costs, new laboratory instrumentation, building facility upgrades and new vehicles under its rotating replacement policy.

         Commitments for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales during 1999. This is unchanged from the ratio for foreign sales in 1998. Foreign sales in 1999 were affected by overseas economies that were slow to recover from recent economic crises. This improved in the latter half of 1999. Recent weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 1999.

         Effective January 1, 1999, eleven states of the European Union began the conversion to a common currency, called the "euro". This action has caused a portion of Chromaline's European transactions to be negotiated, invoiced and paid in "euros". The conversion has added currency exchange costs and risks. As of December 31, 1999, the impact of the "euro" conversion had not significantly affected the Company's results.

YEAR 2000 ISSUE

         The Company began a comprehensive project in 1998 to test and prepare its internal systems for the year 2000. The Company completed this project early in the fourth quarter of 1999. The project replaced all non-compliant software and hardware with systems that are year 2000 compliant. This included a review of both information technology and non-information technology systems. A survey of major suppliers was conducted as part of the project to assess the readiness of the Company's business associates. The year 2000 has not had a material effect on Chromaline's operations.

         As of December 31, 1999, the Company had spent approximately $75,000 on the project. This is the expected total cost of the project. This cost includes replacing non-compliant hardware and software. It also includes the internal human resource time to conduct systems and vendor surveys and implement the required changes needed to become year 2000 compliant. This expenditure is not material to the Company and will not adversely impact Chromaline's financial condition or liquidity.

         The Company distributed a survey to its suppliers during the second quarter of 1999 regarding their state of readiness for the year 2000. As of December 31, 1999, the Company had received responses from 75% of its key suppliers regarding their state of readiness for the year 2000, all of which gave assurances that they are be year 2000 compliant. Chromaline has not experienced any interruptions of supplies as a result of the year 2000.

         The Company developed contingency plans for any year 2000 disruptions. With respect to the Company's internal production and administrative systems, the Company believes sufficient alternative plans are in place to adequately conduct business. These plans include the identification of back-up and manual systems necessary to conduct normal business operations. While Chromaline believes that its year 2000 project and contingency plans are sufficient, there can be no assurance that the year 2000 will not materially adversely affect its business, operating or financial condition. The Company has not, to date, experienced any adverse effects related to year 2000 issues.

FUTURE OUTLOOK

         Chromaline has invested over 6% of its sales dollars for the past several years on research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities. In addition to its film, emulsion and self-adhesive products, Chromaline's research and development efforts will also focus on improving the efficiency of its automated photo developers for the decorative sand blasting product line.

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

         During 1999, the Company began evaluating potential acquisitions. The Company plans to look for opportunities that complement its existing business and technologies. The search and evaluation process continues to proceed in a cautious and prudent manner. The Company's goal is to capitalize on its strong cash and low debt positions as well as the strengths of the Company's core businesses in order to grow shareholder value.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effect SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
The Chromaline Corporation

We have audited the accompanying balance sheets of The Chromaline Corporation (the Company) as of December 31, 1999 and 1998 and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Chromaline Corporation as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
January 27, 2000

THE CHROMALINE CORPORATION

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------
                                                                                            1999           1998

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                            $   706,345     $   274,757
   Marketable securities                                                                    626,975         508,445
   Trade receivables, less allowance for doubtful accounts of $17,400 and
     $14,400, respectively                                                                1,517,770       1,128,568
   Trade receivable from related party                                                      189,240         271,443
   Inventories                                                                            1,276,031       1,255,192
   Prepaid expenses and other assets                                                         81,664          97,409
   Income tax refund receivable                                                                              61,801
   Deferred taxes (Note 4)                                                                   42,000          54,000
                                                                                        -----------     -----------
           Total current assets                                                           4,440,025       3,651,615

PROPERTY, PLANT, AND EQUIPMENT, at cost:

   Land and building                                                                      1,302,268       1,171,560
   Machinery and equipment                                                                2,229,742       1,991,566
   Office equipment                                                                         607,364         516,935
   Vehicles                                                                                 231,291         199,335
                                                                                        -----------     -----------
                                                                                          4,370,665       3,879,396

   Less accumulated depreciation                                                          2,814,934       2,455,816
                                                                                        -----------     -----------
                                                                                          1,555,731       1,423,580

PATENT, net of amortization of $14,953 and $5,752, respectively                              94,514         103,715

OTHER                                                                                        38,733          38,733

DEFERRED TAXES (Note 4)                                                                      30,000          43,000
                                                                                        -----------     -----------

                                                                                        $ 6,159,003     $ 5,260,643
                                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                                     $   187,125     $   207,813
   Accrued compensation                                                                     203,688         109,653
   Other accrued expenses                                                                    24,064          20,020
   Accrued legal costs (Note 2)                                                              27,813          63,324
   Income taxes payable                                                                      54,838
                                                                                        -----------     -----------
           Total current liabilities                                                        497,528         400,810

CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:

   Preferred stock, par value $.10 per share; authorized 250,000 shares;
     issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,298,056 and 1,296,131 shares, respectively                    129,806         129,614
   Additional paid-in capital                                                             1,320,416       1,310,904
   Retained earnings                                                                      4,223,108       3,419,315
   Accumulated other comprehensive income (loss)                                            (11,855)
                                                                                        -----------     -----------
         Total stockholders' equity                                                       5,661,475       4,859,833
                                                                                        -----------     -----------
                                                                                        $ 6,159,003     $ 5,260,643
                                                                                        ===========     ===========

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------
                                                                                        1999              1998

SALES                                                                               $   9,911,380    $    9,289,328

COSTS AND EXPENSES:

   Cost of goods sold                                                                   4,640,479         4,193,050
   Selling, general, and administrative                                                 3,408,298         3,072,636
   Research and development                                                               661,749           679,734
                                                                                    -------------    --------------
                                                                                        8,710,526         7,945,420
                                                                                    -------------    --------------

INCOME FROM OPERATIONS                                                                  1,200,854         1,343,908

INTEREST INCOME                                                                            33,939            28,623
                                                                                    -------------    --------------

INCOME BEFORE INCOME TAXES                                                              1,234,793         1,372,531

FEDERAL AND STATE INCOME TAXES (Note 4)                                                   431,000           492,000
                                                                                    -------------    --------------

NET INCOME                                                                          $     803,793    $      880,531
                                                                                    =============    ==============
EARNINGS PER SHARE:

   Basic                                                                            $        0.62    $         0.68
                                                                                    =============    ==============
   Diluted                                                                          $        0.62    $         0.68
                                                                                    =============    ==============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:

   Basic                                                                                1,297,519         1,286,658
                                                                                    =============    ==============
   Diluted                                                                              1,305,995         1,297,432
                                                                                    =============    ==============

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                         ACCUMULATED
                                                                                                           OTHER
                                                                                 ADDITIONAL            COMPREHENSIVE
                                                             COMMON STOCK          PAID-IN   RETAINED      INCOME        TOTAL
                                                           SHARES      AMOUNT      CAPITAL   EARNINGS      (LOSS)       EQUITY

BALANCE AT DECEMBER 31, 1997                           1,277,156  $  127,717  $ 1,226,641  $2,538,784               $ 3,893,142

   Net income and total comprehensive income                                                  880,531                   880,531
   Issuance of 18,975 shares of common stock
     upon exercise of options                             18,975       1,897       70,247                                72,144
   Tax benefit resulting from exercise of options                                  14,016                                14,016
                                                      ----------  ----------  -----------  ----------               -----------

BALANCE AT DECEMBER 31, 1998                           1,296,131     129,614    1,310,904   3,419,315                 4,859,833

   Net income                                                                                 803,793                   803,793
   Unrealized loss on available-for-sale investments                                                   $  (11,855)      (11,855)
                                                                                                                    -----------
   Total comprehensive income                                                                                           791,938
   Issuance of 1,925 shares of common stock
     upon exercise of options                              1,925         192        8,506                                 8,698
   Tax benefit resulting from exercise of options                                   1,006                                 1,006
                                                      ----------  ----------  -----------  ----------  ----------   -----------

BALANCE AT DECEMBER 31, 1999                           1,298,056  $  129,806  $ 1,320,416  $4,223,108  $  (11,855)  $ 5,661,475
                                                      ==========  ==========  ===========  ==========  ==========   ===========


See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------

                                                                                        1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $     803,793    $      880,531
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        419,432           389,626
     Loss on disposal of assets                                                             1,812            11,452
     Deferred income taxes                                                                 25,000            48,000
     Changes in working capital components:
       (Increase) decrease in:
         Trade receivables                                                               (306,999)           36,251
         Prepaid expenses and other assets                                                 15,745           (56,071)
         Inventories                                                                      (20,839)         (288,734)
         Income taxes refund receivable                                                    61,801           (47,785)
       (Decrease) increase in:
         Accounts payable                                                                 (20,688)          (20,995)
         Accrued expenses                                                                  98,079          (152,079)
         Accrued legal costs                                                              (35,511)         (186,676)
         Income taxes payable                                                              54,838          (106,109)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                    1,096,463           507,411

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (547,388)         (399,209)
   Proceeds on sale of property and equipment                                               4,200             1,839
   Purchases of marketable securities                                                    (433,266)         (909,429)
   Proceeds from sale of marketable securities                                            302,881           400,984
   Purchase of patent                                                                                      (109,467)
                                                                                    -------------    --------------
           Net cash used in investing activities                                         (673,573)       (1,015,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on note payable                                                                                 (21,897)
   Proceeds from exercise of stock options                                                  8,698            72,144
                                                                                    -------------    --------------
           Net cash provided by financing activities                                        8,698            50,247
                                                                                    -------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      431,588          (457,624)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            274,757           732,381
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $     706,345    $      274,757
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash payments for interest                                                       $          -     $           55
                                                                                    =============    ==============
   Cash payments for income taxes                                                   $     330,886    $      598,000
                                                                                    =============    ==============

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DESCRIPTION OF BUSINESS - The Chromaline Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers' applications include textiles, billboards, electronics, glassware, fine china, and many other industrial and commercial applications. The Company's principal markets are throughout the United States. In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

        Fifty percent and fifty-one percent, respectively, of the Company's accounts receivable at December 31, 1999 and 1998 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. No receivable from a single unrelated customer exceeded ten percent of total accounts receivable at December 31, 1999 and 1998. No single customer represented greater than ten percent of total revenue.

        A summary of the Company's significant accounting policies follows:

        CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds in which carrying value approximates market value because of the short maturity of these instruments.

        MARKETABLE SECURITIES - Marketable securities are classified as available-for-sale securities and consist primarily of municipal revenue bonds that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availabilityor yield of alternative investments. These securities are carried at fair market value.

        INVENTORIES - Inventories are stated at the lower of cost (last-in, first-out) or market. If the first-in, first-out cost method had been used, inventories would have been approximately $161,000 and $138,000 higher than reported at December 31, 1999 and 1998, respectively. The major components of inventory are as follows:

                                                                                      1999              1998
        Raw materials                                                             $     502,780    $     524,199
        Work-in-progress                                                                336,062          409,539
        Finished goods                                                                  598,189          459,454

        Reduction to LIFO cost                                                         (161,000)        (138,000)
                                                                                  -------------    -------------

        Total Inventory                                                           $   1,276,031    $   1,255,192
                                                                                  =============    =============

        DEPRECIATION - Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

                                                                                      Years
        Building                                                                       25
        Machinery and equipment                                                         5
        Office equipment                                                                5
        Vehicles                                                                        3

        IMPAIRMENT OF LONG-LIVED ASSETS - Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be measured. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, management has determined that no impairment of these assets exists.

        PATENT - The Company purchased a patent in 1998 for $109,467. Amortization of the patent is computed using the straight-line method over its remaining estimated useful life of 13 years.

        REVENUE RECOGNITION - The Company recognizes revenue on products when title passes, which is usually upon shipment.

        INCOME TAXES - Deferred income taxes are provided on an asset and liability method. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rate on the date of enactment.

        COMPREHENSIVE INCOME - The Company's comprehensive income consists of net income and unrealized holding gains and losses on marketable securities.

        EARNINGS PER COMMON SHARE (EPS) - Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

        Shares used in the calculation of diluted EPS are summarized below:

                                                                                          1999            1998
        Weighted Average Common Shares Outstanding                                       1,297,519        1,286,658
        Dilutive Effect of Stock Options                                                     8,476           10,774
                                                                                      ------------     ------------
        Weighted Average Common and Common Equivalent Shares
          Outstanding                                                                    1,305,995        1,297,432
                                                                                      ============     ============

        USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        STOCK OPTIONS - As described in Note 7, the Company has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Stock options have been granted to employees and board members and continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25.

        FOREIGN OPERATIONS - The Company markets in Europe, Latin America, Asia, and other parts of the world. Foreign sales approximated 32% of total sales in 1999 and 1998.

        In December 1996, the Company purchased a 19.5% interest in Chromaline Europe, S.A., a French corporation. On January 2, 1997, the Company sold the assets of the French representative office to Chromaline Europe, S.A for an amount which approximated cost. In 1999 and 1998, less than 10% of total sales were made through Chromaline Europe, S.A. The Company accounts for Chromaline Europe, S.A. at historical cost.

        LINE OF CREDIT - The Company has a bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.25 percentage points over 30-day LIBOR. Under the line of credit the Company can borrow up to $1,250,000, and there was no outstanding balance at December 31, 1999 and 1998.

        RECLASSIFICATION - Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation. These reclassifications had no impact on net income or stockholders' equity as previously reported.

       ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

2.      CONTINGENCIES

        The Company is a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleges that certain of the Company's products infringe on two U.S. patents owned by the claimant. The Company has filed an answer denying infringement and further believes the claimant's patent to be invalid and to have been procured through inequitable conduct.

        As of December 31, 1999, the United States Patent and Trademark Office has on three occasions rejected the claims of the claimant. The Company requested a reexamination proceeding, which was granted and is currently in process. During the years ended December 31, 1999 and 1998, the

        Company paid approximately $35,000 and $187,000, respectively, in legal and related costs in the defense of this matter. Such payments were applied against the accrual established in 1997. At December 31, 1999, the Company had a remaining accrual of approximately $28,000 for expected future legal costs relating to this matter.

3.      STOCKHOLDERS' EQUITY

        The fiscal 1999 11-for-10 stock split accounted for as a stock dividend was accomplished by transferring the fair value of the issued stock from retained earnings to the categories of permanent capitalization as common stock (par value) and additional paid-in capital. Share and per share amounts in the financial statements have been retroactively restated for the split.

4.      INCOME TAXES

        Income tax expense for the years ended December 31, 1999 and 1998 consists of the following:

                                                                                            1999           1998
        Current:
          Federal                                                                       $   367,000     $   399,000
          State                                                                              39,000          45,000
                                                                                        -----------     -----------
                                                                                            406,000         444,000
        Deferred                                                                             25,000          48,000
                                                                                        -----------     -----------
                                                                                        $   431,000     $   492,000
                                                                                        ===========     ===========

        The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% to income before taxes, is reconciled to income tax expense as follows:

                                                                                            1999           1998
        Expected provision for federal income taxes                                     $   423,000     $   465,000
        State income taxes                                                                   26,000          30,000
        Foreign sales corporation                                                           (23,000)        (17,000)
        Meals and entertainment                                                              11,000          10,000
        Other                                                                                (6,000)          4,000
                                                                                        -----------     -----------
                                                                                        $   431,000     $   492,000
                                                                                        ===========     ===========

        Deferred tax assets consist of the following as of December 31, 1999 and 1998:

                                                                                            1999           1998
        Property and equipment                                                          $    30,000     $    43,000
        Accrued vacation                                                                     20,000           8,000
        Inventory                                                                            10,000          10,000
        Allowance for doubtful accounts                                                       7,000           5,000
        Allowance for sales returns                                                           9,000          10,000
        Accrued legal costs                                                                  10,000          23,000
        Other                                                                               (14,000)         (2,000)
                                                                                        -----------     -----------
                                                                                        $    72,000     $    97,000
                                                                                        ===========     ===========

5.      PENSION PLAN

        The Company has a defined contribution pension plan which covers substantially all of its employees. The Company contributes an amount equal to 5% of a covered employee's compensation. Total pension expense for the years ended December 31, 1999 and 1998 was approximately $129,000 and $115,000, respectively.

6.      GEOGRAPHIC INFORMATION

        The Company manages and operates its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 1999, the Company had operations established in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 1999 and 1998. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                                                                       1999              1998
        Net sales by geographic area:
        United States                                                              $   6,789,295    $    6,316,743
        International                                                                  3,122,085         2,972,585
                                                                                   -------------    --------------
                                                                                   $   9,911,380    $    9,289,328
                                                                                   =============    ==============

7.      STOCK OPTIONS

        During 1995, the Company adopted a stock incentive plan for the issuance of up to 38,500 shares of common stock. In 1997, the Company increased the number of shares reserved for issuance under this plan to 77,000 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to ten years after the date of grant. Such options become exercisable over a three-year period.

        The Company has adopted the disclosure provisions of SFAS No. 123 and has continued to apply APB Opinion No. 25 and related interpretation in accounting for its plan. Accordingly, no compensation cost has been recognized for its plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                                                            1999          1998
        Net income:
         As reported                                                                     $   803,793    $   880,531
         Pro forma                                                                           713,704        838,723

        Net income per share (basic):
          As reported                                                                           0.62           0.68
         Pro forma                                                                              0.55           0.65

        Net income per share (diluted):
         As reported                                                                            0.62           0.68
         Pro forma                                                                              0.55           0.64

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                                                     1999                 1998
        Dividend yield                                                                 0.0%                  0.0%
        Expected volatility                                                           58.5%                 52.2%
        Expected life of option                                                 three years           seven years
        Risk-free interest rate                                                        5.4%                  5.5%
        Fair value of each option on grant date                                     $  3.28               $  5.18

        A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                                     1999                           1998
                                                         ----------------------------    --------------------------
                                                                           Weighted                      Weighted
                                                                            Average                       Average
                                                                           Exercise                      Exercise
                                                            Shares           Price         Shares          Price
        Outstanding at beginning of year                     56,130          6.93            40,975        3.97
        Granted                                              33,550          8.08            35,780        8.79
        Exercised                                            (1,925)         6.36           (18,975)       3.67
        Expired                                              (2,476)         6.36            (1,650)       3.67
                                                          ---------                      ----------
        Outstanding at end of year                           85,279          7.54            56,130        6.93
                                                          =========                      ==========

        The following table summarizes information about stock options outstanding at December 31, 1999:

                                       OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                       -------------------                              -------------------
                                    Weighted
                                     Number           Average        Weighted-        Number           Weighted-
         Range of                Outstanding at      Remaining        Average     Exercisable at        Average
         Exercise                 December 31,      Contractual      Exercise      December 31,        Exercise
           Price                      1999             Life            Price           1999              Price
        $     3.67                   14,575             5.32          $3.67
              5.15                    2,475             7.13           5.15                825          $5.15
         7.16-7.84                    6,600             6.20           7.50              1,100           7.84
         8.18-8.63                   48,429             6.86           8.39              7,526           8.64
         9.00-9.20                   13,200             6.96           9.15              3,300           9.21
                                    -------                                          ---------
                                     85,279             6.57           7.54             12,751           8.49
                                    =======                                          =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 15(A) OF THE EXCHANGE ACT

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors-Director Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999:

EXHIBIT                    DESCRIPTION

    3.1 Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727).)

    3.2 By-Laws of the Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727).)

    4 Specimen of Common Stock Certificate. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)

10.5 Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)

23       Consent of Deloitte & Touche LLP
24       Powers of Attorney.
27       Financial Data Schedule.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2000.

                    THE CHROMALINE CORPORATION

                    By                /s/ William C. Ulland
                      ---------------------------------------------------------
                        William C. Ulland, Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2000.

                  /s/ William C. Ulland
-----------------------------------------------------
William C. Ulland, Chairman and
Chief Executive Officer
(Principal Executive Officer)

                  /s/ Jeffery A. Laabs
-----------------------------------------------------
Jeffery A. Laabs, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

Charles H. Andresen*       Director

Gerald W. Simonson*        Director

David O. Harris*           Director

----------
* William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

                                          /s/ William C. Ulland
                                    -------------------------------------------
                                    William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

EXHIBIT                             DESCRIPTION                                                      PAGE
-------                             -----------                                                      ----
    3.1  Restated Articles of Incorporation of Company, as amended.................     Incorporated by Reference
    3.2  By-Laws of the Company, as amended........................................     Incorporated by Reference
    4    Speciment of Common Stock Certificate.....................................     Incorporated by Reference
   10.5  Revolving Credit Agreement dated April 30, 1999

         between the Company and M&I Bank..........................................     Incorporated by Reference
   23    Consent of Deloitte & Touche LLP..........................................     Filed Electronically
   24    Powers of Attorney........................................................     Filed Electronically
   27    Financial Data Schedule for the year ended January 2, 1999................     Filed Electronically