Form 10QSB
period 2000-03-31
CHROMALINE CORP
filed 2000-05-15
CIK 1083301

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                to                .

Commission file number 000-25727

THE CHROMALINE CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0730027 (I.R.S. employer identification no.)
4832 Grand Avenue, Duluth, Minnesota (Address of principal executive offices)	55807 (Zip code)

(218) 628-2217
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value—1,298,056 shares outstanding as of April 15, 2000.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

THE CHROMALINE CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHROMALINE CORPORATION

BALANCE SHEETS

	March 31 2000	December 31 1999
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$717,547	$706,345
Marketable securities	642,560	626,975
Trade receivables, less allowance for doubtful accounts of $17,400 and $17,400 respectively	1,425,381	1,517,770
Trade receivable from related party	145,438	189,240
Inventories	1,446,450	1,276,031
Prepaid expenses and other assets	233,551	81,664
Deferred taxes	42,000	42,000

Total current assets	4,652,927	4,440,025
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,309,716	1,302,268
Machinery and equipment	2,258,497	2,229,742
Office equipment	618,206	607,364
Vehicles	256,240	231,291

	4,442,659	4,370,665
Less accumulated depreciation	2,916,413	2,814,934

	1,526,246	1,555,731
PATENT, net of amortization of $17,017 and $14,764 respectively	92,261	94,514
OTHER	53,997	38,733
DEFERRED TAXES	30,000	30,000

	$6,355,431	$6,159,003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$342,671	$187,125
Accrued compensation	253,723	203,688
Other accrued expenses	22,730	24,064
Accrued legal costs (Note 3)	24,939	27,813
Income taxes payable		54,838

Total current liabilities	644,063	497,528
CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,298,056 and 1,298,056 respectively	129,806	129,806
Additional paid-in capital	1,320,416	1,320,416
Retained earnings	4,273,743	4,223,108
Accumulated other comprehensive income (loss)	(12,597)	(11,855)

Total stockholders' equity	5,711,368	5,661,475

	$6,355,431	$6,159,003

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31
	2000	1999
SALES	$2,298,535	$2,236,725
COSTS AND EXPENSES:
Cost of goods sold	1,116,307	1,061,908
Selling, general, and administrative	933,327	789,183
Research and development	194,070	161,998

	2,243,704	2,013,089

INCOME FROM OPERATIONS	54,831	223,636
INTEREST INCOME	26,904	3,257

INCOME BEFORE INCOME TAXES	81,735	226,893
FEDERAL AND STATE INCOME TAXES	31,100	83,900

NET INCOME	$50,635	$142,993

EARNINGS PER SHARE:
Basic	$0.04	$0.11

Diluted	$0.04	$0.11

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	1,298,056	1,296,525

Diluted	1,305,492	1,303,453

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,635	$142,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,731	100,038
Changes in working capital components:
Decrease (increase) in:
Trade receivables	136,191	(98,519)
Prepaid expenses and other assets	(151,887)	(147,665)
Inventories	(170,419)	189,736
(Decrease) increase in:
Accounts payable	155,546	(27,045)
Accrued expenses	48,701	12,647
Accrued legal costs	(2,874)	(1,632)
Income taxes payable	(54,838)	54,326

Net cash provided by operating activities	114,786	224,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(71,993)	(23,468)
Net activity in marketable securities	(16,326)	765
Investment	(15,265)

Net cash used in investing activities	(103,584)	(22,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		2,020

Net cash provided by financing activities		2,020

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,202	204,200
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	706,345	274,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$717,547	$478,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for income taxes	$179,602	$30,000

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.
The balance sheet of The Chromaline Corporation (the Company) as of March 31, 2000, and the related statements of earnings and cash flows for the three months ended March 31, 2000, have been prepared without being audited.

  In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of March 31, 2000, and the results of operations and cash flows for all periods presented.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB.

  The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.
The major components of inventory at March 31, 2000 and December 31, 1999 are as follows:

	Mar 31, 2000	Dec 31, 1999
Raw materials	$652,051	$502,780
Work-in-progress	312,686	336,062
Finished goods	647,216	598,189
Reduction to LIFO cost	(165,503)	(161,000)

Total Inventory	$1,446,450	$1,276,031

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

  During fiscal 1998, the lawsuit was stayed after the Company filed a Request for Reexamination with the United States Patent and Trademark Office (USPTO) with respect to the patents involved in the suit. The request was granted. Subsequently, the USPTO, on three occasions rejected the claims of the claimant. The plaintiff appealed to the Board of Appeals in September 1999. In February 2000, the USPTO issued reexamined patents to the plaintiff which substantially narrows the claims of the lawsuit. The Company has filed a motion for summary judgement to dismiss the suit. During the three months ended March 31, 2000, the Company paid approximately $3,000 in legal and related costs in the defense of this matter. Such payments were applied against the accrual of $250,000 established at December 31, 1997. At March 31, 2000, the Company had a remaining accrual of $25,000 for expected future legal costs relating to this matter.

4.
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of

  SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management has not yet determined the effects of SFAS No. 133 will have on its financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

5.
Stockholders' Equity

Three Months Ended March 31, 2000
Total Stockholders' Equity-December 31, 1999	$5,661,475
Net income	50,635
Unrealized loss on available-for-sale investments	(742)

Comprehensive income	49,893

Total Stockholders' Equity	$5,711,368

6.
Net Income per Common Share

  Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

THE CHROMALINE CORPORATION

    The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Factors that May Affect Future Results" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated by italics..

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the first quarter of 2000 and the same period of 1999. They should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

Factors that May Affect Future Results

    Certain statements made in this Quarterly Report on Form 10-QSB, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

  •
  The expectation that selling, general and administrative expenses will remain at current levels during the remainder of the year 2000—This expectation may be impacted by general economic conditions and unanticipated events causing changes in expenses or sales.

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

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

    Sales.  The Company's sales during the first quarter of 2000 increased 3% to $2.30 million, from the $2.24 million in sales during the same period in 1999. The increase is attributable to higher unit volume sales in the Company's international markets and in its decorative sandblast markets, which were partially offset by lower unit selling prices due to competitive forces in the global marketplace.

    Cost of Goods Sold.  Cost of goods sold during the first quarter of 2000 was $1.12 million, or 48.6% of sales, compared to $1.06 million, or 47.5% of sales, during the same period in 1999. The increase in the first quarter of 2000 was due to a shift in the Company's product mix within its domestic U.S. decorative sandblasting market.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $933,000, or 40.6% of sales, in the first quarter of 2000, from $789,000, or 35.4% of sales, for the same period in 1999. A portion of the increase reflects the separation costs for the Company's CEO who resigned February 7, 2000. The balance of the increase was due to increased sales and marketing costs related to trade shows and advertising. The Company also incurred higher costs than the previous year's quarter for expenses related to its listing on the Nasdaq SmallCap Market and preparation of its proxy statement and annual report. These increased expenses were partially offset by lower administrative salaries, fringes and travel expenses.

    Research and Development Expenses.  Research and development expenses during the first quarter of 2000 increased to $194,000, or 8.4% of sales, from $162,000, or 7.2%, for the same period in 1999. The increase was attributable to production trial costs related to development projects. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

    Interest Income.  Interest income increased to $27,000 for the first quarter of 2000 compared to $3,000 for the same period in 1999. The increase is due to the Company's investment in the second half of 1999 in general revenue obligation bonds for certain municipalities in the state of Minnesota that pay interest on a quarterly basis.

    Income Taxes.  Income taxes decreased to $31,000, or an effective rate of 38%, during the first quarter of 2000 from $84,000, or an effective rate of 37%, for the first quarter of 1999. The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Liquidity and Capital Resources

    The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, as well as research and development expenditures.

    Cash and cash equivalents were $718,000 and $479,000 at March 31, 2000 and March 31, 1999, respectively. The Company generated $115,000 in cash from operating activities during the three months ended March 31, 2000 and $225,000 for the same period in 1999. Cash generated by operating activities is primarily provided by net income as adjusted for non-cash depreciation. During the first three months of 2000, trade receivables decreased by $136,000 reflecting payments early in the quarter from its European customers. Prepaid expenses increased $152,000 reflecting certain prepaid marketing expenditures. Inventories increased $170,000 primarily to an increase in raw materials. Accounts payable increased $156,000, accrued expenses increased $49,000 and income taxes payable decreased $55,000 reflecting first quarter federal and state tax deposits. For the three months ended March 31, 1999, trade receivables increased $99,000. Prepaid expenses increased $148,000 while inventories decreased $190,000. Accounts payable decreased $27,000, accrued expenses increased $13,000. Income taxes payable increased $54,000 reflecting the tax refund the Company received on its 1998 corporate federal tax return.

    The Company used $104,000 and $23,000 in cash for investing activities during the three months ended March 31, 2000 and March 31, 1999, respectively. In both periods, net cash used for investing activities for plant and equipment was $72,000 and $24,000, respectively. During the first quarter of 2000, the Company made an additional investment of $15,000 to Chromaline Europe, S.A. in order to maintain its 19.5% ownership. The Company purchased municipal revenue bonds that are carried at fair value and classified and accounted as "available for sale".

    The Company generated no additional cash from financing activities during the three months ended March 31, 2000. During the same period in 1999, $2,000 in cash was generated from the exercise of stock options.

    A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit and there is no debt outstanding under this line as of March 31, 2000.

    The Company believes that current financial resources, its line of credit, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. Future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

Capital Expenditures

    Through March 31, 2000, the Company had spent $72,000 on capital expenditures in 2000. This spending included primarily, plant security equipment, lab equipment and two vehicles for the sales force.

    Commitments for capital expenditures include building maintenance, research and development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are to be funded with cash generated from operating activities. Total year 2000 capital commitments are approximately $350,000 at March 31, 2000.

International Activity

    The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales for the three months ended March 31, 2000. This compares with foreign sales accounting for 35% of total sales during the same period in 1999. Foreign sales in 1999 were affected by overseas economies that were slow in recovering from recent economic crises. These economies have improved and the Company expects its sales to grow during 2000. Recent weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

    Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of March 31, 2000.

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

    During the second quarter of 1999, the Company began evaluating potential acquisitions. The Company plans to look for opportunities that complement its existing business and technologies. The search and evaluation process continues to proceed in a cautious and prudent manner. The goal is to capitalize on the Company's strong cash and low debt positions as well as the strengths of the Company's core businesses in order to grow shareholder value.

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

    The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement. Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office ("USPTO") reexamine the 890 patent and the 132 patent. This request was granted as to both patents in November 1998 and the lawsuit was stayed pending this review. In the USPTO's Office Action in Reexamination dated February 23, 1999, the USPTO initially rejected the plaintiff's claims of patent infringement. The Office Action required the ANA and ACLJ to respond within 60 days, which they did. The USPTO's subsequent Office Action once again rejected the plaintiff's claims of patent infringement. The plaintiff filed their final response with the USPTO on August 2, 1999. The USPTO examiner then issued a Reexamination Advisory Action rejecting all claims of the patents on August 23, 1999. The plaintiff appealed to the Board of Appeals with the USPTO on September 2, 1999. In February 2000, the USPTO issued reexamined patents to ANA with substantially narrowed claims. United States patent law provides that if the claims of the reexamined patent are not identical to the original claims, there can be no infringement before the date of issuance of the reexamined patent. Since the Company has not manufactured the films at issue in the suit after the reexamined patents were issued and the Company's newly developed films are, the Company believes, clearly outside of the claims of the reexamined patents, the suit should now be dismissed. The Company has filed a motion for summary judgement to dismiss the suit. The response to this action is pending.

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

    None

ITEM 3.  Defaults upon Senior Securities

    Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

    None

ITEM 5.  Other Information

    None

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2000:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[1]
11	Computation of Net Earnings per Common Share
27	Financial Data Schedule

(1)
Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarterly period ended March 31, 2000.

THE CHROMALINE CORPORATION
SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHROMALINE CORPORATION
DATE: May 15, 2000	By:	/s/ JEFFERY A. LAABS Jeffery A. Laabs, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended	Incorporated by Reference
11	Computation of Net Earnings per Common Share	Filed Electronically
27.1	Financial Data Schedule	Filed Electronically

QuickLinks

THE CHROMALINE CORPORATION QUARTERLY REPORT ON FORM 10-QSB
PART I—FINANCIAL INFORMATION
THE CHROMALINE CORPORATION
PART II. OTHER INFORMATION
THE CHROMALINE CORPORATION SIGNATURES
INDEX TO EXHIBITS