Form 10QSB
period 2000-06-30
CHROMALINE CORP
filed 2000-08-14
CIK 1083301

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From      to      .

Commission file number 000-25727

THE CHROMALINE CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0730027 (I.R.S. employer identification no.)
4832 Grand Avenue Duluth, Minnesota 55807 (Address of principal executive offices)	55807 (Zip code)

(218) 628-2217
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value—1,296,827 shares outstanding as of August 8, 2000.

Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

The Chromaline Corporation

QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHROMALINE CORPORATION

BALANCE SHEETS (unaudited)

	June 30 2000	December 31 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,798	$706,345
Marketable securities	633,945	626,975
Trade receivables, less allowance for doubtful accounts of $27,400 and $17,400 respectively	1,543,548	1,517,770
Trade receivable from related party	198,979	189,240
Inventories	1,367,071	1,276,031
Prepaid expenses and other assets	278,979	81,664
Deferred taxes	42,000	42,000

Total current assets	4,443,320	4,440,025
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,311,849	1,302,268
Machinery and equipment	2,351,673	2,229,742
Office equipment	631,161	607,364
Vehicles	231,443	231,291

	4,526,126	4,370,665
Less accumulated depreciation	2,996,842	2,814,934

	1,529,284	1,555,731
PATENT, net of amortization of $19,270 and $14,764 respectively	90,008	94,514
GOODWILL, net of amortization	216,307
NON-COMPETE AGREEMENT, net of amortization	100,000
OTHER	53,997	38,733
DEFERRED TAXES	30,000	30,000

	$6,462,916	$6,159,003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$283,238	$187,125
Accrued compensation	210,429	203,688
Other accrued expenses	23,135	24,064
Accrued legal costs (Note 3)		27,813
Income taxes payable		54,838

Total current liabilities	516,802	497,528
CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,298,056 and 1,298,056 respectively	129,806	129,806
Additional paid-in capital	1,320,416	1,320,416
Retained earnings	4,521,491	4,223,108
Accumulated other comprehensive income (loss)	(25,599)	(11,855)

Total stockholders' equity	5,946,114	5,661,475

	$6,462,916	$6,159,003

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
SALES	$2,739,814	$2,551,177	$5,038,349	$4,787,902
COSTS AND EXPENSES:
Cost of goods sold	1,303,949	1,105,033	2,420,256	2,166,941
Selling, general, and administrative	870,300	864,853	1,803,627	1,656,336
Research and development	182,242	178,343	376,312	340,341

	2,356,491	2,148,229	4,600,195	4,163,618

INCOME FROM OPERATIONS	383,323	402,948	438,154	624,284
INTEREST INCOME	16,328	6,287	43,231	11,844

INCOME BEFORE INCOME TAXES	399,651	409,235	481,385	636,128
FEDERAL AND STATE INCOME TAXES	151,900	151,467	183,000	235,367

NET INCOME	$247,751	$257,768	$298,385	$400,761

EARNINGS PER SHARE:
Basic*	$0.19	$0.20	$0.23	$0.31

Diluted*	$0.19	$0.20	$0.23	$0.31

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic*	1,298,056	1,297,437	1,298,056	1,296,981

Diluted*	1,304,450	1,305,901	1,304,971	1,304,677

*
Per share amounts are adjusted to reflect the 10% stock dividend of 12/31/99.

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$298,385	$400,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,413	198,931
Changes in working capital components:
Decrease (increase) in:
Trade receivables	74,219	(382,432)
Prepaid expenses and other assets	(197,315)	(125,093)
Inventories	(59,881)	(134,357)
(Decrease) increase in:
Accounts payable	25,883	106,763
Accrued expenses	(2,293)	132,807
Accrued legal costs	(27,813)	(5,634)
Income taxes payable	(54,838)	185,696

Net cash provided by operating activities	242,759	377,442
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(89,795)	(285,058)
Net activity in marketable securities	(20,714)	2,707
Purchase of assets net of liabilities assumed	(444,532)
Investment	(15,265)

Net cash used in investing activities	(570,306)	(282,351)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		8,697

Net cash provided by financing activities		8,697

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(327,547)	103,788
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	706,345	274,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378,798	$378,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for income taxes	$134,000	$90,000

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.  Notes to Financial Statements

    The balance sheet of The Chromaline Corporation (the Company) as of June 30, 2000, and the related statements of earnings and cash flows for the six months ended June 30, 2000, have been prepared without being audited.

    In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of June 30, 2000, and the results of operations and cash flows for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB.

    The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.  Inventory

    The major components of inventory at June 30, 2000 and December 31, 1999 are as follows:

	June 30, 2000	December 31, 1999
Raw materials	$565,560	$502,780
Work-in-progress	319,158	336,062
Finished goods	652,353	598,189
Reduction to LIFO cost	(170,000)	(161,000)

Total Inventory	$1,367,071	$1,276,031

3.  Legal

    The Company is a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleges that certain of the Company's products infringe on two U.S. patents owned by the claimant.

    In February 2000, the United States Patent and Trademark Office (USPTO) issued reexamined patents to the plaintiff that substantially narrowed the claims of the lawsuit. The Company filed a motion for summary judgement to dismiss the suit early this year. In May 2000, the U.S. Federal District Court in Seattle, WA granted the Company's request for the summary judgement. This eliminated the possibility of infringement damages prior to February 1, 2000. The Company does not produce the allegedly infringing product any longer. During the six months ended June 30, 2000, the Company paid approximately $62,000 in legal and related costs in the defense of this matter. Approximately $28,000 of these payments was applied against the original accrual of $250,000 established at December 31, 1997, fully eliminating the accrual. Therefore, approximately $34,000 was charged to current expense during the second quarter of this year.

4.  Accounting Pronouncements

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but has not yet determined the effect on its financial position or results of its operations.

5.  Stockholders' Equity

		Three Months Ended June 30, 2000
Total Stockholders' Equity-December 31, 1999		$5,661,475
Net income	$298,385
Unrealized loss on available for-sale investments	(13,746)

Comprehensive income		284,639

Total Stockholders' Equity		$5,946,114

6.  Net Income per Common Share

    Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

7.  Asset Purchase and Non-Compete Agreement

    In June 2000 the Company acquired specific assets and assumed certain liabilities of Nichols and Associates for approximately $445,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired, primarily inventory, accounts receivable, and fixed assets, and liabilities assumed were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the assets acquired was recorded as goodwill ($216,000) and is being amortized on a straight-line basis over fifteen years. Included with the asset purchase, was a non-compete agreement entered into by the Company and the owners of Nichols & Associates.

THE CHROMALINE CORPORATION

    The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Factors that May Affect Future Results" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated by italics.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter and six months ended June 2000 and the same periods of 1999. They should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

    Sales.  The Company's sales during the second quarter of 2000 increased 7% to $2.74 million, from the $2.55 million in sales during the same period in 1999. The increase is attributable to higher unit volume sales in the Company's domestic and international markets, which were partially offset by lower unit selling prices, especially in its decorative sandblast markets, due to competitive forces in the global marketplace. In addition, the Company acquired Nichols & Associates of Lakeville, MN, a producer of screen cleaning chemicals. The purchase was closed on June 7, 2000. As a result, the Company began recording sales on its books for the purchased entity. The sales recorded for the period June 7 through June 30 was $37,000.

    Cost of Goods Sold.  Cost of goods sold during the second quarter of 2000 was $1.30 million, or 47.6% of sales, compared to $1.11 million, or 43.3% of sales, during the same period in 1999. The increase in the second quarter of 2000 was due to a shift in the Company's product mix within its domestic U.S. screenprinting and decorative sandblasting markets which have lower product margins.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased slightly in dollar terms to $870,000, or 31.8% of sales, in the second quarter of 2000, from $865,000, or 33.9% of sales, for the same period in 1999. The Company is making an effort to contain certain selling, general and administrative costs while at the same time not hindering its ability to grow the business. The lower spending as a percent of sales reflects this effort. The overall increase in dollar terms was due to increased sales and marketing costs related to trade shows and advertising.

    Research and Development Expenses.  Research and development expenses during the second quarter of 2000 increased moderately in dollar terms to $182,000, or 6.7% of sales, from $178,000, or 7.0% of sales, for the same period in 1999. The dollar increase was attributable to production trial costs related to development projects. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

    Interest Income.  Interest income increased to $16,000 for the second quarter of 2000 compared to $6,000 for the same period in 1999. The increase is due to the Company's investment in the second half of 1999 in general revenue obligation bonds for certain municipalities in the state of Minnesota that pay interest on a quarterly basis.

    Income Taxes.  Income taxes were even at $152,000, or an effective rate of 38%, during the second quarter of 2000 and $151,000, or an effective rate of 37%, for the first quarter of 1999. The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

    Sales.  The Company's sales during the first six months of 2000 increased 5% to $5.04 million, from the $4.79 million in sales during the same period in 1999. The increase is attributable to higher unit volume sales in the Company's domestic and international markets, which were partially offset by lower unit selling prices, especially in its decorative sandblast markets, due to competitive forces in the global marketplace. In addition, the Company acquired Nichols & Associates of Lakeville, MN, a producer of screen cleaning chemicals. The purchase was closed on June 7, 2000. As a result, the Company began recording sales on its books for the purchased entity. The sales recorded for the period June 7 through June 30 was $37,000.

    Cost of Goods Sold.  Cost of goods sold during the first half of 2000 was $2.42 million, or 48.0% of sales, compared to $2.17 million, or 45.3% of sales, during the same period in 1999. The increase in the second quarter of 2000 was due to a shift in the Company's product mix within its domestic U.S. screenprinting and decorative sandblasting markets which have lower product margins.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $1.80 million, or 35.8% of sales, in the first six months of 2000, from $1.66 million, or 34.6% of sales, for the same period in 1999. The increase in the first half spending in 2000 versus 1999 is partially related to separation costs for the Company's CEO who resigned February 7, 2000. The balance of the increase was due to increased sales and marketing costs related to trade shows and advertising.

    Research and Development Expenses.  Research and development expenses during the first half of 2000 increased to $376,000, or 7.5% of sales, from $340,000, or 7.1% of sales, for the same period in 1999. The dollar increase was attributable to production trial costs related to development projects. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

    Interest Income.  Interest income increased to $43,000 for the first six months of 2000 compared to $12,000 for the same period in 1999. The increase is due to the Company's investment in the second half of 1999 in general revenue obligation bonds for certain municipalities in the state of Minnesota that pay interest on a quarterly basis.

    Income Taxes.  Income taxes were $183,000, or an effective rate of 38%, during the first half of 2000 and $235,000, or an effective rate of 37%, for the first quarter of 1999. The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Liquidity and Capital Resources

    The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, as well as research and development expenditures.

    Cash and cash equivalents were $379,000 at both June 30, 2000 and June 30, 1999. The Company generated $243,000 in cash from operating activities during the six months ended June 30, 2000 and $377,000 for the same period in 1999. Cash generated by operating activities is primarily provided by net income as adjusted for non-cash depreciation and changes in working capital requirements. During the first six months, trade receivables decreased $74,000 due to increased collections over 1999 year end balances. In June 2000, the Company purchased the assets of Nichols & Associates of Lakeville, MN. This included the purchase of $120,000 of accounts receivable as of the closing date of June 7, 2000, excluding a $10,000 holdback. At June 30, 2000, these receivables amounted to $90,000. New sales commencing June 7, 2000 relating to the Nichols products created new receivables of $37,000 as of June 30, 2000. Including the impact of the Nichols purchased receivables, the Company's receivables increased $36,000 during the period. Prepaid expenses increased $197,000 reflecting certain prepaid marketing expenditures and income taxes paid. Inventories increased $60,000 primarily due to an increase in raw materials. In addition, the Company purchased the inventory of Nichols & Associates for $36,000. Accounts payable increased $26,000, accrued expenses decreased $30,000 and income taxes payable decreased $55,000 reflecting second quarter federal and state tax deposits. For the six months ended June 30, 1999, trade receivables increased $382,000 as the Company modified its export sales terms in accordance with global markets. Prepaid expenses increased $125,000 reflecting the purchase of a new product line. Inventories increased $134,000 due to new products entering the marketplace. Accounts payable increased $107,000, accrued expenses increased $127,000 reflecting payroll, fringe benefit requirements and legal costs. Income taxes payable increased $186,000.

    The Company used $570,000 and $282,000 in cash for investing activities during the six months ended June 30, 2000 and June 30, 1999, respectively. In both periods, net cash used for investing activities for plant and equipment was $90,000 and $285,000, respectively. In June 2000, the Company purchased the assets and assumed certain liabilities of Nichols & Associates of Lakeville, MN for $445,000. This included the fair value for the fixed assets of the business, the accounts receivable as of the closing date of June 7, 2000, the inventory as of that same date and the value of a non-compete agreement. During the first quarter of 2000, the Company made an additional investment of $15,000 to Chromaline Europe, S.A. in order to maintain its 19.5% ownership. The Company purchased municipal revenue bonds that are carried at fair value and classified and accounted as "available for sale".

    The Company generated no additional cash from financing activities during the six months ended June 30, 2000. During the same period in 1999, $9,000 in cash was generated from the exercise of stock options.

    A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit and there is no debt outstanding under this line as of June 30, 2000.

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

Capital Expenditures

    Through June 30, 2000, the Company had spent $155,000 on capital expenditures in 2000. This spending included primarily, plant equipment and building improvements. In addition, the Company purchased the assets of Nichols & Associates of Lakeville, MN. The fair value of these assets were approximately $66,000.

    Commitments for capital expenditures include building maintenance, research and development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are to be funded with cash generated from operating activities. Total year 2000 capital commitments are approximately $350,000 at June 30, 2000.

International Activity

    The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales for the three months ended June 30, 2000. This compares with foreign sales accounting for 29% of total sales during the same period in 1999. Sales to foreign markets for the six months ended June 30, 2000 were 33% of total sales compared to 32% for the same period in 1999. Foreign sales in 1999 were affected by overseas economies that were slow in recovering from economic crises. These economies have improved and the Company expects its sales to continue to grow in 2000. The weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

    Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 2000.

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

    The Company continues to look for acquisition opportunities that complement its existing business and technologies. The search and evaluation process is proceeding in a cautious and prudent manner. The goal is to capitalize on the Company's strong cash and low debt positions as well as the strengths of the Company's core businesses in order to grow shareholder value.

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

    The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement. Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office ("USPTO") reexamine the 890 patent and the 132 patent. This request was granted as to both patents in November 1998 and the lawsuit was stayed pending this review. In the USPTO's Office Action in Reexamination dated February 23, 1999, the USPTO initially rejected the plaintiff's claims of patent infringement. The Office Action required the ANA and ACLJ to respond within 60 days, which they did. The USPTO's subsequent Office Action once again rejected the plaintiff's claims of patent infringement. The plaintiff filed their final response with the USPTO on August 2, 1999. The USPTO examiner then issued a Reexamination Advisory Action rejecting all claims of the patents on August 23, 1999. The plaintiff appealed to the Board of Appeals with the USPTO on September 2, 1999. In February 2000, the USPTO issued reexamined patents to ANA with substantially narrowed claims. United States patent law provides that if the claims of the reexamined patent are not identical to the original claims, there can be no infringement before the date of issuance of the reexamined patent. Since the Company has not manufactured the films at issue in the suit after the reexamined patents were issued and the Company's newly developed films are, the Company believes, clearly outside of the claims of the reexamined patents, the suit should be dismissed. The Company filed a motion for summary judgement to dismiss the suit. In May 2000, the U.S. Federal District Court in Seattle, WA granted the Company's request for the summary judgement. This eliminates the possibility of infringement damages prior to February 1, 2000.

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

    None

ITEM 3. Defaults upon Senior Securities

    Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on April 26, 2000. The shareholders took the following actions:

  (a)
  The shareholders elected four directors to hold office until the next annual meeting of shareholders. The shareholders present in person of by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:
	Votes For	Votes Against
Charles H. Andresen	1,154,582	0
David O. Harris	1,154,582	0
Gerald W. Simonson	1,154,582	0
William C. Ulland	1,154,582	0

ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2000:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[1]
11	Computation of Net Earnings per Common Share
27	Financial Data Schedule

    Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarterly period ended June 30, 2000.

1
Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

THE CHROMALINE CORPORATION

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHROMALINE CORPORATION
DATE: August 31, 2000	By:	/s/ JEFFERY A. LAABS Jeffery A. Laabs Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
11	Computation of Net Earnings per Common Share	Filed Electronically
27.1	Financial Data Schedule	Filed Electronically

QuickLinks

PART I—FINANCIAL INFORMATION
THE CHROMALINE CORPORATION
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS