Form 10QSB
period 2000-09-30
CHROMALINE CORP
filed 2000-11-14
CIK 1083301

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value—1,290,627 shares outstanding as of November 9, 2000.

    Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

The Chromaline Corporation

QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHROMALINE CORPORATION

BALANCE SHEETS (unaudited)

	September 30 2000	December 31 1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,718	$706,345
Marketable securities	655,590	626,975
Trade receivables, less allowance for doubtful accounts of $17,400	1,585,634	1,517,770
Trade receivable from related party		189,240
Inventories	1,521,747	1,276,031
Prepaid expenses and other assets	288,902	81,664
Deferred taxes	42,000	42,000

Total current assets	4,369,591	4,440,025
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,327,529	1,302,268
Machinery and equipment	2,361,220	2,229,742
Office equipment	648,173	607,364
Vehicles	255,631	231,291

	4,592,553	4,370,665
Less accumulated depreciation	3,103,225	2,814,934

	1,489,328	1,555,731
PATENT, net of amortization of $21,523 and $14,764 respectively	87,755	94,514
GOODWILL, net of amortization	214,856
NON-COMPETE AGREEMENT, net of amortization	98,333
OTHER	112,500	38,733
DEFERRED TAXES	30,000	30,000

	$6,402,363	$6,159,003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$204,304	$187,125
Accrued compensation	208,680	203,688
Other accrued expenses	24,318	24,064
Accrued legal costs (Note 3)		27,813
Income taxes payable		54,838

Total current liabilities	437,302	497,528
CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,296,327 and 1,298,056 respectively	129,633	129,806
Additional paid-in capital	1,318,653	1,320,416
Retained earnings	4,535,551	4,223,108
Accumulated other comprehensive income (loss)	(18,776)	(11,855)

Total stockholders' equity	5,965,061	5,661,475

	$6,402,363	$6,159,003

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended September 30			Nine Months Ended September 30
	2000	1999		2000	1999
SALES	$2,373,460	$2,474,172		$7,411,809	$7,262,074
COSTS AND EXPENSES:
Cost of goods sold	1,175,430	1,185,349		3,595,686	3,352,290
Selling, general, and administrative	1,037,633	841,586		2,841,260	2,497,922
Research and development	148,953	161,392		525,265	501,733

	2,362,016	2,188,327		6,962,211	6,351,945

INCOME FROM OPERATIONS	11,444	285,845		449,598	910,129
INTEREST INCOME	24,287	19,638		67,518	31,482

INCOME BEFORE INCOME TAXES	35,731	305,483		517,116	941,611
FEDERAL AND STATE INCOME TAXES	14,000	112,633		197,000	348,000

NET INCOME	$21,731	$192,850		$320,116	$593,611

EARNINGS PER SHARE:
Basic	$0.02	$0.15	*	$0.25	$0.46	*

Diluted	$0.02	$0.15	*	$0.25	$0.45	*

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	1,296,922	1,298,056	*	1,297,678	1,297,339	*

Diluted	1,301,961	1,309,176	*	1,303,941	1,306,177	*

*
Per share amounts are adjusted to reflect the 10% stock dividend of 12/31/99.

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$320,116	$593,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300,357	254,789
Non-cash charge for Chromaline Europe, S.A. investment write-off	53,997
Changes in working capital components:
Decrease (increase) in:
Trade receivables	231,113	(244,099)
Prepaid expenses and other assets	(207,238)	(95,698)
Inventories	(214,558)	(153,752)
(Decrease) increase in:
Accounts payable	(53,051)	147,504
Accrued expenses	(2,857)	81,188
Accrued legal costs	(27,813)	(22,891)
Income taxes payable	(54,838)	161,530

Net cash provided by operating activities	345,228	722,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(156,223)	(386,982)
Net activity in marketable securities	(37,726)	22,529
Purchase of assets net of liabilities assumed	(444,532)
Investment	(127,765)

Net cash used in investing activities	(766,246)	(364,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock	(9,609)
Proceeds from exercise of stock options		8,698

Net cash provided by financing activities	(9,609)	8,698

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(430,627)	366,427
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	706,345	274,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$275,718	$641,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for income taxes	$269,000	$247,862

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.  Notes to Financial Statements

    The balance sheet of The Chromaline Corporation (the Company) as of September 30, 2000, and the related statements of earnings and cash flows for the nine months ended September 30, 2000, have been prepared without being audited.

    In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of September 30, 2000, and the results of operations and cash flows for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB.

    The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.  Inventory

    The major components of inventory at September 30, 2000 and December 31, 1999 are as follows:

	September 30, 2000	December 31, 1999
Raw materials	$610,358	$502,780
Work-in-progress	350,509	336,062
Finished goods	739,880	598,189
Reduction to LIFO cost	(179,000)	(161,000)

Total Inventory	$1,521,747	$1,276,031

3.  Legal

    The Company is a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleges that certain of the Company's products infringe on two U.S. patents owned by the claimant.

    In February 2000, the United States Patent and Trademark Office (USPTO) issued reexamined patents to the plaintiff that substantially narrowed the claims of the lawsuit. The Company filed a motion for summary judgement to dismiss the suit early this year. In May 2000, the U.S. Federal District Court in Seattle, WA granted the Company's request for the summary judgement. This eliminated the possibility of infringement damages prior to February 1, 2000. The Company does not produce the allegedly infringing product any longer. During the nine months ended September 30, 2000, the Company paid approximately $104,000 in legal and related costs in the defense of this matter. Approximately $28,000 of these payments was applied against the original accrual of $250,000 established at December 31, 1997, fully eliminating the accrual. Therefore, approximately $42,000 was charged to current expense in defense of this matter during the third quarter of this year and $76,000 was incurred year to date.

4.  Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, FASB issued SFAS No. 137 delaying the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000, with earlier adoption encouraged. Management believes the effect of SFAS No. 133 will not have a material impact on the Company's financial position or the results of its operations. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. Management believes the effect of SAB No. 101 will not have a material impact on the Company's financial position or results of its operations.

5.  Stockholders' Equity

		Nine Months Ended September 30, 2000
Total Stockholders' Equity-December 31, 1999		$5,661,475
Net income	$320,116
Unrealized loss on available-for-sale investments	(6,921)

Comprehensive income		313,195
Repurchase of stock		(9,609)

Total Stockholders' Equity		$5,965,061

    During the period ended September 30, 2000, the Company repurchased 1,729 shares of its common stock for $9,609, which shares now constitute authorized but unissued shares.

6.  Net Income per Common Share

    Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

7.  Asset Purchase and Non-Compete Agreement

    In June 2000 the Company acquired specific assets and assumed certain liabilities of Nichols and Associates for approximately $445,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired, primarily inventory, accounts receivable, and fixed assets, and liabilities assumed were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the tangible and other assets acquired was recorded as goodwill ($216,000) and is being amortized on a straight-line basis over fifteen years. Included with the asset purchase, was a non-compete agreement entered into by the Company and the owners of Nichols & Associates.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter and nine months ended September 2000 and the same periods of 1999. They should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

  •
  The Company's efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion. Although the Company will be selling directly to those European customers who were serviced by Chromaline Europe, S.A. prior to its bankruptcy, the change in service may affect the Company's international business.

  •
  The Company's plan to seek acquisitions—This plan may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets.

Results of Operations

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

    Sales.  The Company's sales during the third quarter of 2000 decreased 4% to $2.37 million, from the $2.47 million in sales during the same period in 1999. The decrease is attributable to lower unit volume sales and lower unit selling prices in the Company's international markets, especially in India. This was partially offset by sales from the Nichols chemical line acquired in June 2000. Also contributing to the sales decline was the Company's domestic decorative sandblast markets. These markets were affected by difficulties in switching customers to a new film product.

    Cost of Goods Sold.  Cost of goods sold during the third quarter of 2000 was $1.18 million, or 49.5% of sales, compared to $1.19 million, or 47.9% of sales, during the same period in 1999. The increase in the third quarter of 2000 was due to a shift in the Company's product mix within its domestic U.S. screenprinting and decorative sandblasting markets which have lower product margins.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $1.04 million, or 43.9% of sales, in the third quarter of 2000, from $842,000, or 34.1% of sales, for the same period in 1999. The primary cause of the increase in the third quarter of 2000 reflects the write-off of the $54,000 investment and $95,000 of receivables of Chromaline Europe, S.A. Chromaline Europe filed for bankruptcy primarily due to the impact of the weak Euro. Chromaline Europe served as a distributor for the Company and the Company held a 19.5% interest in the European company. The Company now ships direct to those customers formerly served by Chromaline Europe and the Company expects no interruption of service to these customers. The increase in sales is also partially attributable to increased sales and marketing costs related to trade shows and advertising. The Company believes that these efforts are necessary to keep a high profile for the Company in the highly competitive screenprinting and decorative sandblasting industries.

    Research and Development Expenses.  Research and development expenses during the third quarter of 2000 decreased moderately to $149,000, or 6.3% of sales, from $161,000, or 6.50% of sales, for the same period in 1999. The decrease was attributable to lower costs for trial chemicals and travel related expenses. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

    Interest Income.  Interest income increased to $24,000 for the third quarter of 2000 compared to $20,000 for the same period in 1999. The increase is due to the Company's continued investment in general revenue obligation bonds for certain municipalities in the state of Minnesota and other preferred stock holdings.

    Income Taxes.  Income taxes were 14,000, or an effective rate of 39%, during the third quarter of 2000 compared to $113,000, or an effective rate of 37%, for the third quarter of 1999. The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

    Sales.  The Company's sales during the nine months ended September 30, 2000 increased 2% to $7.41 million, from the $7.26 million in sales during the same period in 1999. The increase is attributable to sales from the Nichols chemical line acquired in June 2000. Excluding the Nichols' contribution, the Company's sales were approximately the same for the nine months ended September 30, 2000 as compared to the period in 1999. This is due to lower units selling prices, the timing of certain shipments of private label products to Europe and the difficulties in switching sandblast customers to a new product.

    Cost of Goods Sold.  Cost of goods sold during the first nine months of 2000 was $3.60 million, or 48.5% of sales, compared to $3.35 million, or 46.1% of sales, during the same period in 1999. The increase in the current year was due to a shift in the Company's product mix within its domestic U.S. screenprinting and decorative sandblasting markets which have lower product margins.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $2.84 million, or 38.3% of sales, in the nine months ended September 30, 2000, from $2.50 million, or 34.4% of sales, for the same period in 1999. The increase is partially related to separation costs for the Company's CEO who resigned February 7, 2000. Another portion of the increase was due to increased sales and marketing costs related to trade shows, advertising and other administrative costs related to the Nichols acquisition and its ongoing operation. The balance of the increase was due to the write-off of Chromaline Europe, S.A.

    Research and Development Expenses.  Research and development expenses during the nine months ended September 30, 2000 increased to $525,000, or 7.1% of sales, from $502,000, or 6.9% of sales, for the same period in 1999. The increase was attributable to production trial costs related to development projects. The Company intends to continue to invest in research and development as appropriate to maintain its innovation.

    Interest Income.  Interest income increased to $68,000 for the nine months ended September 30, 2000 compared to $31,000 for the same period in 1999. The increase is due to the Company's continued investment in general revenue obligation bonds for certain municipalities in the state of Minnesota and other preferred stock holdings.

    Income Taxes.  Income taxes were 197,000, or an effective rate of 38%, during the nine months ended September 30, 2000 and $348,000, or an effective rate of 37%, for the same period of 1999. The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Liquidity and Capital Resources

    The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, as well as research and development expenditures.

    Cash and cash equivalents were $276,000 and $641,000 at September 30, 2000 and September 30, 1999, respectively. The Company generated $345,000 in cash from operating activities during the nine months ended September 30, 2000 and $722,000 for the same period in 1999. Cash generated by operating activities is provided by net income as adjusted for a non-cash charge for the write-off of the investment in Chromaline Europe, S.A., non-cash depreciation and changes in working capital requirements. During the first nine months, trade receivables decreased $231,000 due to increased collections as compared to the same period in 1999 and the write-off of the receivable of Chromaline Europe, S.A. In June 2000, the Company purchased the assets of Nichols & Associates of Lakeville, MN. This included the purchase of $120,000 of accounts receivable as of the closing date of June 7, 2000, excluding a $10,000 holdback. At September 30, 2000, these receivables were collected. Prepaid expenses increased $207,000 reflecting certain prepaid marketing expenditures and income taxes paid. Inventories increased $215,000 primarily due to an increase in raw materials and the impact of the acquired Nichols chemical line. Accounts payable decreased $53,000 reflecting the timing of payments, accrued expenses decreased $3,000 and income taxes payable decreased $55,000 reflecting quarterly federal and state tax deposits. For the nine months ended September 30, 1999, trade receivables increased $244,000 as the Company modified its export sales terms in accordance with global markets. Prepaid expenses increased $96,000 reflecting the purchase of a new product line. Inventories increased $154,000 due to new products entering the marketplace. Accounts payable increased $148,000 due to the timing of payment of raw material invoices, accrued expenses increased $81,000 reflecting payroll, fringe benefit requirements and legal costs.

    The Company used $766,000 and $364,000 in cash for investing activities during the nine months ended September 30, 2000 and September 30, 1999, respectively. For the nine months ended September 30, 2000 and September 30, 1999, net cash used for plant and equipment was $156,000 and $387,000, respectively. In June 2000, the Company purchased the assets and assumed certain liabilities of Nichols & Associates of Lakeville, MN for $445,000. This included the fair value for the fixed assets of the business, the accounts receivable as of the closing date of June 7, 2000, the inventory as of that same date and the value of a non-compete agreement. In August 2000, the Company made an investment of $112,500 in the common stock in Apprise Technologies of Duluth, MN. Apprise has been active in the ultraviolet LED market for sensors for various markets. This technology may have applications in Chromaline's product lines. The investment in Apprise represents less than 7% of the outstanding stock of Apprise. The Company purchased municipal revenue bonds and certain preferred stocks that are carried at fair value and classified and accounted as "available for sale".

    The Company generated no additional cash from financing activities during the nine months ended September 30, 2000. The Company repurchased 1,729 shares of its common stock on the open market. This is part of the Company's program to repurchase up to 50,000 shares of its common stock. During the same period in 1999, $9,000 in cash was generated from the exercise of stock options.

    A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit and there is no debt outstanding under this line as of September 30, 2000.

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

Capital Expenditures

    Through September 30, 2000, the Company had spent $222,000 on capital expenditures in 2000. This spending included primarily, acquisitions of plant equipment, expenditures on building improvements and vehicle purchases for the sales group. In June 2000, the Company purchased the assets of Nichols & Associates of Lakeville, MN. The fair value of these assets included in the above expenditures, were approximately $66,000.

    Commitments for capital expenditures include building maintenance, research and development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are to be funded with cash generated from operating activities. Total year 2000 capital commitments are approximately $350,000 at September 30, 2000.

International Activity

    The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 24% of total sales for the three months ended September 30, 2000. This compares with foreign sales accounting for 28% of total sales during the same period in 1999. Sales to foreign markets for the nine months ended September 30, 2000 were 32% of total sales compared to 28% for the same period in 1999. The decrease in foreign sales as a percentage of total sales resulted from competitive pressures in unit volume selling prices.

The weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

    Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2000.

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

    The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement. Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office ("USPTO") reexamine the 890 patent and the 132 patent. This request was granted as to both patents in November 1998 and the lawsuit was stayed pending this review. In the USPTO's Office Action in Reexamination dated February 23, 1999, the USPTO initially rejected the plaintiff's claims of patent infringement. The Office Action required the ANA and ACLJ to respond within 60 days, which they did. The USPTO's subsequent Office Action once again rejected the plaintiff's claims of patent infringement. The plaintiff filed their final response with the USPTO on August 2, 1999. The USPTO examiner then issued a Reexamination Advisory Action rejecting all claims of the patents on August 23, 1999. The plaintiff appealed to the Board of Appeals with the USPTO on September 2, 1999. In February 2000, the USPTO issued reexamined patents to ANA with substantially narrowed claims. United States patent law provides that if the claims of the reexamined patent are not identical to the original claims, there can be no infringement before the date of issuance of the reexamined patent. Since the Company has not manufactured the films at issue in the suit after the reexamined patents were issued and the Company's newly developed films are, the Company believes, clearly outside of the claims of the reexamined patents, the suit should be dismissed. The Company filed a motion for summary judgement to dismiss the suit. In May 2000, the U.S. Federal District Court in Seattle, WA granted the Company's request for the summary judgement. This eliminates the possibility of infringement damages prior to February 1, 2000. The Company intends to continue defending any remaining claims under the suit, which is scheduled for trial in April 2001.

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

    Not applicable

ITEM 5.  Other Information

    None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000:

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

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarterly period ended September 30, 2000.

THE CHROMALINE CORPORATION

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHROMALINE CORPORATION
DATE: November 14, 2000	By:	/s/ JEFFERY A. LAABS Jeffery A. Laabs, Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended	Incorporated by Reference
11	Computation of Net Earnings per Common Share	Filed Electronically
27.1	Financial Data Schedule	Filed Electronically

QuickLinks

THE CHROMALINE CORPORATION
INDEX TO EXHIBITS