Form 10KSB
period 2000-12-31
CHROMALINE CORP
filed 2001-03-23
CIK 1083301

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)

/X/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000
or
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to ________________.

Commission file number 000-25727

THE CHROMALINE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0730027
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

4832 Grand Avenue
Duluth, Minnesota	55807
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(218) 628-2217

             Securities registered under Section 12(b) of the Act:  None
             Securities registered under Section 12(g) of the Act:  Common Stock, par value $.10 per share

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  /X/                          No  /  /

             Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  /  /

             The issuer’s revenues for its most recent fiscal year were:  $10,367,270

             The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2001 was $4,375,730, based on the average of the closing bid and asked prices for the issuer’s Common Stock on such date as reported on the Nasdaq SmallCap Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value – 1,271,627 issued and outstanding as of February 27, 2001.

             Transitional Small Business Disclosure Format (check one):    Yes  /  /           No /X/

          This Annual Report on Form 10-KSB contains forward–looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company.  Forward–looking statements are only predictions or statements of intention subject to risks and uncertainties and actual events or results could differ materially from those projected.  Factors that could cause actual results to differ include the risks, uncertainties and other matters set forth below under the caption “Factors that May Affect Future Results” and the matters set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10–KSB.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement for its 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

          The Chromaline Corporation (“Chromaline” or the “Company”) was incorporated in Minnesota as Chroma–Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  The Company develops, manufactures and sells light sensitive liquid coatings (“emulsions”) and light sensitive films for commercial and industrial applications in the United States and abroad.  The Company also markets ancillary chemicals and equipment to provide a full line of products and services to its customers.  The Company’s products serve the screen printing and decorative sand blasting markets.  The screen printing products represent the Company’s largest product line.  These products are used by screen printers to create stencil images.  These images produce basic designs for fabric decoration and product identification, as well as complex designs for compact discs and electronic circuits.  The sand blasting products are used by many consumers to create architectural glass, art pieces and awards.  Some of the Company’s customers use both the screen printing and the sand blasting products.

          Over the past three years, Chromaline has completed building additions which added additional manufacturing and warehouse space and has installed equipment which doubled the Company’s coated film production capacity.  During this period, the Company has grown by developing new products, including:

•	Chroma/Tech SR – a new solvent resistant pure photopolymer emulsion.
•	Magna/Cure UDC 2 and 3 – universal dual care emulsions.
•	Chroma/Tech PL-2 – pure photopolymer emulsion for use with plastisol inks.
•	Magna/Cure UDC-HV – universal dual cure with high viscosity.
•	MAX-R film – for maximum resistance to water or solvent base inks.
•	MAX-R emulsion – for maximum resistance to water or solvent base inks.
•	PHAT film – for screen printing images that require 100 microns to 700 microns of new high density plastisol inks.
•	Prxta film – an improved photoresist film for the decorative sandblasting industry.
•	DuraMask – an additional improved photoresist film for the sandblast industry.
•	UDC-ACE emulsion – screen emulsion for use in automatic coating machines.
•	Reflex gelatin film – image transfer film for use in electronic and circuit board printing.

          Prior to 1996, the Company sold products to several European distributors and dealers and established a branch sales office in Europe.  In 1996, the Company converted its European branch office to a marketing and sales joint venture with Europeans involved in the screen printing industry, including several Chromaline distributors and dealers.  The joint venture entity, Chromaline Europe, S.A., a French corporation located in Saverne, France (“Chromaline Europe”), began operations in January 1997.  This entity filed for bankruptcy in September 2000.  The Company owned 19.5% of the joint venture.  Following the bankruptcy of Chromaline Europe, S.A., the Company now ships directly to those customers formerly served by the joint venture.

Products

          Chromaline’s core technology is photochemical imaging systems.  This technology is similar to photographic film technology except that the Company uses organic polymers or natural protein rather than silver to make the product photo–reactive (“light sensitive”).  The products Chromaline targets at the screen printing industry are light sensitive films and light sensitive liquid coatings (“emulsions”) used by customers to create an image on a printing screen; the equivalent of a printing plate in other types of printing processes.  In the sand blasting market, the Company’s products are also films and emulsions.  These products are used to create a stencil by decorators of glass and other hard surfaces including crystal, marble, metals, wood, stone and plastics.  The stencil is applied directly to the article to be decorated by the sand blasting process through a self-adhesive feature or with a separate adhesive.  The open areas of the stencil permit the sand blast grit to erode the surface while the closed areas of the stencil repel the sand blast grit, protecting areas of the surface being decorated.

          All of Chromaline’s light sensitive products are sensitive to ultraviolet radiation.  The Company uses different chemicals to create sensitivity to light including a molecule which it developed internally and patented.

Distribution

          The Company currently has approximately 140 domestic and international distributors.  Chromaline sells its products through non–exclusive distributors in competitive markets, such as the United States, Canada and Mexico.  The Company has exclusive distribution arrangements in markets such as South and Central America, Australia, South Africa, Canada, India and other Asian countries.  The Company also sells its products through direct sales to certain end users who do not require the services of a distributor or dealer to service their account.  In addition, Chromaline markets and sells its products through magazine advertising, trade shows and the internet.

          Chromaline has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues.

Quality Control in Manufacturing

          In March 1994, Chromaline became the first firm in northern Minnesota to receive ISO 9001 certification.  ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance.  ISO 9001 is the most comprehensive standard of the ISO 9000 series.  The Company was recertified in 1997 and 1999.  The recertification process will occur every three years hereafter.  Chromaline’s quality function goal is to train all employees properly in both their work and in the importance of their work.  Responsibility for efficient and correct work has meant that authority for proposing changes has been given to all employees.  Internal records of quality related graphs and tables are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized.  The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers’ needs.

Research and Development/Intellectual Property

          Chromaline spent 6.6% of sales ($686,000) on research and development in 2000 and 6.4% ($662,000) in 1999.  In its research program, Chromaline has developed unique light sensitive molecules which have received two U.S. patents.  These patents expire in 2011 and 2014, respectively.  In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2003 and 2017.  The Company also has two  United States patent applications pending.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within Chromaline, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non–competition agreements with employees and confidentiality agreements with vendors.  In its product development program, Chromaline is fully equipped to simulate customer uses of its products.  The Company’s facilities include a walk–in environmental chamber which simulates customer uses and storage conditions of Chromaline products for different climatic zones.

          In addition to its patents, the Company has various trademarks including the “Chromaline,” “PhotoBrasive” and “Nichols”  trademarks.

Raw Materials

          The primary raw materials used by Chromaline in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water.  The Company purchases raw materials from a variety of domestic and foreign sources with no one supplier being material to the Company.  The purchasing staff at the Company’s headquarters leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets.  Chromaline’s involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost than it had previously enjoyed.  The Company has a number of suppliers and no one supplier is essential to the Company’s operations.  To date there have been no significant shortages of raw materials and alternative sources for nearly all raw materials are available.  The Company believes it has good supplier relations.

Competition

          The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price.  The screen printing market is much larger than the decorative sand blasting market, however, the sand blasting market is currently experiencing faster growth.  Chromaline has two primary competitors in its screen printing film business, both of which are foreign-owned entities.  They are larger than Chromaline and possess greater resources than the Company in many areas.  The Company has numerous competitors in the market for screen print emulsions many of whom are larger than Chromaline and possess greater resources.  The market for the Company’s sand blasting products has relatively few competitors, however, those in this market compete aggressively on price and in other areas.  Chromaline considers itself to be a significant factor in this market.

Government Regulation

          The Company is subject to a variety of federal, state and local industrial laws and regulations, including those relating to the discharge of material into the environment and protection of the environment.  The governmental authorities primarily responsible for regulating the Company’s environmental compliance are the Environmental Protection Agency, the Minnesota Pollution Control Agency and the Western Lake Superior Sanitary District.  Failure to comply with the laws promulgated by these authorities may result in monetary sanctions, liability for environmental clean-up and other equitable remedies.  To maintain compliance, the Company may make occasional changes in its waste generation and disposal procedures.

          These laws and regulations have not had a material effect upon the capital expenditures or competitive position of the Company.  The Company believes that it complies in all material respects with the various federal, state and local regulations that apply to its current operations.  Failure to comply with these regulations could have a negative impact on the Company’s operations and capital expenditures and such negative impact could be significant.

Employees

          As of February 27, 2001, the Company had approximately 75 full-time employees, all of whom are located at the Company’s headquarters in Duluth, Minnesota with the exception of one employee located in Lakeville, Minnesota and four outside technical sales representatives in various locations around the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 2.  Property

          The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  Shipping and distribution for the Company operates from a four–year old 5,625 square-foot warehouse adjacent to the existing plant building.  These facilities are owned by the Company with no existing liens or leases.  The Company also leases a small lab facility in Lakeville, Minnesota.

Item 3.  Legal Proceedings

          On October 22, 1996, Aicello North America, Inc., a Canadian corporation (“ANA”), filed suit against the Company in the United States District Court for the Western District of Washington, alleging infringement by the Company of U.S. Patent No. 5,427,890 (the “890 patent”).  Later, ANA added U.S. Patent No. 5,629,132 (the “132 patent”) to the lawsuit.  The 890 patent and the 132 patent had been assigned to Aicello Chemical Co. Ltd. of Japan (“ACLJ”) on October 22, 1996 and were licensed to ANA shortly before filing of the present infringement action.  At Chromaline’s request, ACLJ was joined to the suit.  The subjects of the patents and the allegedly infringing Chromaline products are three-layer photosensitive films used to engrave patterns or designs into hard surfaces such as metal, glass, stone and wood.

          The Company and ANA attempted to settle the suit with two mediation sessions that did not result in a settlement.  Following these mediations, Chromaline requested in August 1998 that the U.S. Patent and Trademark Office (“USPTO”) reexamine the 890 patent and the 132 patent.  The plaintiff filed their final response with the USPTO on August 2, 1999.  The USPTO examiner then issued a Reexamination Advisory Action rejecting all claims of the patents on August 23, 1999.  The plaintiff appealed to the Board of Appeals with the USPTO on September 2, 1999.  In February 2000, the USPTO issued reexamined patents to ANA with narrowed claims.  United States patent law provides that if the claims of the reexamined patent are not identical to the original claims, there can be no infringement before the date of issuance of the reexamined patent.  The Company filed a motion for summary judgement to dismiss the suit. In May 2000, the U.S. Federal District Court in Seattle, WA granted the Company’s request for the summary judgement, eliminating the possibility of infringement damages prior to February 1, 2000.  On January 24, 2001, the Company entered into a settlement and co-exclusive license agreement with ACLJ and Aicello North America Inc.  The agreement provides for the payment of royalties to ACLJ by the Company for use of the ACLJ patented technology.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

          Beginning March 14, 2000, the Company’s Common Stock was traded on the Nasdaq SmallCap Market under the symbol CMLH.  During the fiscal year ended December 31, 1999, the Company’s Common Stock was traded on the local over-the-counter market in the Minneapolis-St. Paul area.  The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company’s Common Stock as reported on both markets for the periods indicated.  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2000:
First Quarter	$7.50	$6.00
Second Quarter	7.25	4.00
Third Quarter	6.44	5.00
Fourth Quarter	5.13	4.75
Fiscal Year Ended December 31, 1999:
First Quarter	$7.05	$6.14
Second Quarter	8.41	7.27
Third Quarter	7.95	6.82
Fourth Quarter	7.75	6.36

          As of February 7, 2001, the Company had approximately 450 shareholders of record.  The Company has never declared or paid any dividends on its Common Stock.  The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the near future.   The share prices noted above have been adjusted for the 10% stock dividend on December 31, 1999.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2000 and 1999 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2000 and 1999.

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

•	The Company’s plans to continue to invest in research and development efforts and the expected focus and results of such efforts—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances or other changes in competitive conditions.

•	The expectation that selling, general and administrative expenses will remain at current levels during the year 2001—This expectation may be impacted by general economic conditions and unanticipated events causing changes in expenses or sales and increased activity in the European region.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures—Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company’s international sales.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s plan to seek acquisitions—This plan may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position or the inability to identify attractive acquisition targets.

•	The Company’s plans to market its products and defend its legal rights – This plan may be impacted by general market conditions, changes in competitive conditions in the Company’s industry and difficulties faced enforcing its legal rights.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

          Sales.  The Company’s net sales were stable at $10.4 million in 2000 compared to $10.4 million in 1999.  Sales were adjusted upward by $529,000 and $471,000 for the years 2000 and 1999, respectively, as the Company made income statement reclassifications to conform to the Emerging Issues Task Force (EITF) issue number 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt in fiscal 2000. This EITF requires shipping costs to be accounted for consistently by all companies.  Cost of goods sold increased by the same amounts for the same years.  Sales in the United States increased by $300,000 with the addition of the Nichols & Associates of Lakeville, Minnesota (“Nichols”) chemical line acquired in June 2000.  This was offset to some extent however, by the cessation of sales of the ImagePro Super product line due to the Aicello lawsuit.  The sales from two products developed as replacements to ImagePro did not achieve enough sales to offset the loss of the prior sales level of ImagePro.  The Aicello lawsuit was settled in January 2001 and the Company now has a co-exclusive license to sell the ImagePro product line.  Market interest has been strong since this license agreement was announced in mid-January 2001.  International sales did not change due primarily to competitive pressures in India and the Far East.  Chromaline Europe, S.A. (CESA), the European master distributor of which the Company owned a 19.5% interest, filed for bankruptcy in September 2000.  The Company is now distributing directly to those customers previously serviced by CESA.  Sales have remained steady with a slight increase in margins.

          Cost of Goods Sold.  Cost of goods sold was $5.5 million, or 52.9% of sales, in 2000 and $5.1 million, or 49.2% of sales, in 1999.  Unit volume increased across product lines offset by lower unit selling prices  The increase as a percentage of sales also reflects a shift in the Company’s product mix toward equipment during the year, specifically in its domestic U.S. decorative sandblasting products.  It also reflects higher raw material costs, specifically mylar and resins, impacted by the recent rise in world petroleum prices.   Cost of goods sold was adjusted upward reflecting EITF 00-10 in the same amounts as described above.

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $3.9 million, or 37.5% of sales, in 2000 from $3.4 million, or 32.8% of sales, in 1999.  The Company incurred legal costs of $169,000 in 2000 related to the Aicello lawsuit.  Severance costs of $85,000 were incurred in 2000 for the former CEO who resigned February 7, 2000.  The increase over 1999 also included higher worldwide expenditures for product promotion and marketing of $150,000.  These costs included magazine and video advertising as well as a stronger presence at trade shows.  The Company also incurred certain one-time costs of approximately $150,000 associated with the write-off of the receivables and investment of CESA.

          Research and Development Expenses.  Research and development expenses were $686,000, or 6.6% of sales, in 2000 compared to $662,000, or 6.4% of sales, in 1999.  The increase reflects increased costs for product trials related to product replacements for the ImagePro line.

          Interest Income.  Interest income increased to $61,000 in 2000 from $34,000 in 1999.  This increase was primarily due to a higher level of investments in interest-bearing securities.

          Income Taxes. Income taxes for 2000 decreased to $109,000, or an effective rate of 29.9%, from $431,000, or an effective rate of 34.9%, for 1999 due to the Company’s lower pretax income.  The change in the effective rate is related to permanent differences for allowable tax deductions, primarily foreign sales corporation credits.

Liquidity and Capital Resources

          The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, research and development expenditures and the acquisition of Nichols in June 2000.

          Cash and cash equivalents were $71,000 and $706,000 at December 31, 2000 and December 31, 1999, respectively.  The Company generated $183,000 in cash from operating activities during 2000 and $1.1 million during 1999.  Cash generated from operating activities is primarily provided by net income as adjusted for non–cash depreciation.  During 2000, trade receivables decreased by $42,000 reflecting lower fourth quarter sales.  Prepaid expenses increased $47,000 attributable to trade show and advertising costs.  Inventories increased $219,000, or 17.2%, over 1999, primarily for replacement products developed for the ImagePro line and the new Nichols chemical products.  Due to the lower fourth quarter operating performance and the overpayment of estimated income taxes during the year, the Company is due an income tax refund of $231,000 that is reflected as an increased income tax receivable.  Accounts payable increased $102,000 reflecting normal variations in spending patterns.  Accrued expenses decreased $34,000, reflecting lower payroll and fringe benefit requirements, legal fees and an income tax payable in 1999.  During 1999, trade receivables increased $307,000 reflecting strong fourth quarter 1999 sales.  In 1999, accounts payable decreased $21,000 while accrued expenses increased $98,000, reflecting increased payroll and fringe benefit requirements.  During 1999, accrued legal costs decreased $36,000 and income taxes payable increased $55,000.

          The Company used $686,000 and $674,000 in cash for investing activities during 2000 and 1999, respectively.  Net cash used for investing activities was utilized, in part, for plant and equipment.  These expenditures amounted to $164,000 and $547,000 in 2000 and 1999, respectively.  During 2000, the Company purchased preferred stock holdings in certain investment and utility companies that are carried at fair value and classified and accounted for as “available-for-sale”.  During 1999, the Company purchased municipal revenue bonds that are carried at fair value and classified and accounted as “available-for-sale”.  The Company generated $311,000 and $303,000 in cash from the sale of such marketable securities during 2000 and 1999, respectively.  Any unrealized gains or losses are included in other comprehensive income.  In addition, the Company purchased an interest in Apprise Technologies, Inc. of Duluth, Minnesota for $112,500 consisting of stock and warrants.  Among other activities, Apprise is conducting research in ultraviolet light technology that complements with the markets served by Chromaline.  The interest in Apprise would amount to approximately 6.5% if all warrants were exercised.  In June 2000, the Company purchased the assets and assumed a portion of the liabilities of Nichols for $455,000 cash.  Nichols produces an environmentally friendly line of screen preparation and cleaning products that complements the products Chromaline currently sells.

          The Company used $132,000 in cash during 2000 for the repurchase of 26,429 shares of its outstanding common stock.  The Company generated $9,000 in cash from financing activities during 1999 as a result of the exercise of stock options.

          A bank line of credit exists providing for borrowings of up to $1,250,000.  Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30–day LIBOR rate.  The Company has not utilized this line of credit to a material extent and there was no debt outstanding under this line as of December 31, 2000 or 1999.

          The Company believes that current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.  Future activities undertaken to expand the Company’s business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

Capital Expenditures

          The Company spent $164,000 on capital expenditures during 2000.  This spending included manufacturing equipment upgrades to improve efficiency and reduce operating costs, new laboratory instrumentation, building facility upgrades and new vehicles under its rotating replacement policy.

          Commitments for capital expenditures include ongoing manufacturing equipment upgrades, development  equipment to modernize the capabilities and processes of Chromaline’s laboratory and research and development to improve measurement and quality control processes.  The Company is also planning to replace its business software in 2001 in order to improve internal reporting for decision-making purposes and improve the efficiency of administrative and manufacturing operations.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

          The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 27% and 32% of total sales during 2000 and 1999, respectively.  Foreign sales in 2000 were impacted by strong competitive forces resulting in lower selling prices.  Foreign sales in 1999 were affected by the strong U.S. dollar and overseas economies that were slow to recover from economic problems.  Flucuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

          Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2000.

          Effective January 1, 1999, eleven states of the European Union began the conversion to a common currency, called the “euro”.  This action has caused the Company’s European transactions to be negotiated, invoiced and paid in “euros”.  The conversion has added currency exchange costs and risks.  As of December 31, 2000, the impact of the “euro” conversion had not significantly affected the Company’s results.

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

          In January 2001, the Company formed a marketing alliance with The Slee Corporation of Chicago, Illinois.  Under the terms of the agreement, the Company’s PhotoBrasive Systems division becomes a “Master Distributor” of Slee’s Crystal Edge Recognition series of glass and crystal products.  Slee is the industry leader in crystal recognition products world-wide and will continue to market and sell its products through its organization.   This arrangement enhances the Company’s product offerings as a one-stop purchasing option for its customers.

          During 1999, the Company began evaluating potential acquisitions.  In June 2000, the Company purchased the assets and assumed certain liabilities of Nichols.  Nichols produces an environmentally friendly line of screen preparation and cleaning products that fully complements the products offered by Chromaline.  This new line of products broadens the market offerings to the screen printing industry.  The Company plans to continue to look for opportunities that complement its existing business and technologies.  The search and evaluation process continues to proceed in a cautious and prudent manner.  The Company’s goal is to capitalize on its strong cash and low debt positions as well as the strengths of the Company’s core businesses in order to grow shareholder value.

          In January 2001, the Company announced it had signed a co-exclusive licensing agreement with Aicello Chemical Co. Ltd. of Japan and Aicello North America, Inc. ending the patent litigation among the parties.  Under the terms of the agreement, Aicello North America and Chromaline’s PhotoBrasive division are the sole legal North American distributors of the photo resist technology patented by the Aicello Chemical Co.  Aicello will receive certain royalties under the agreement, end its lawsuit against Chromaline and may distribute certain Chromaline products.  This action represented an end to the legal expenses absorbed by the Company related to the suit of $600,000 over the past four years.  The Company is now able to re-introduce its ImagePro Super products that were previously withdrawn from the market.  The Company plans to vigorously market this product and defend its North American legal rights to practice the core technology of the photo resist market.

Accounting Pronouncements

          On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133,  Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

          During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin 101 (Revenue Recognition). The adoption of this bulletin was not material.

Item 7.  Financial Statements

INDEPENDENT AUDITORS’ REPORT

Stockholders and Board of Directors
The Chromaline Corporation

We have audited the accompanying balance sheets of The Chromaline Corporation (the Company) as of December 31, 2000 and 1999 and the related statements of earnings, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Chromaline Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
January 26, 2001

THE CHROMALINE CORPORATION

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
	2000	1999
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,493	$706,345
Marketable securities	664,156	626,975
Trade receivables, less allowance for doubtful accounts of $32,400 and $17,400, respectively	1,639,046	1,517,770
Trade receivable from related party		189,240
Inventories	1,525,993	1,276,031
Prepaid expenses and other assets	128,369	81,664
Income tax refund receivable	231,110
Deferred taxes (Note 4)	59,000	42,000
Total current assets	4,319,167	4,440,025
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,333,787	1,302,268
Machinery and equipment	2,389,498	2,229,742
Office equipment	635,590	607,364
Vehicles	241,631	231,291
	4,600,506	4,370,665
Less accumulated depreciation	3,191,974	2,814,934
	1,408,532	1,555,731
PATENT, net of amortization of $23,965 and $14,953, respectively	85,502	94,514
GOODWILL, net of amortization of $7,283	211,214
NONCOMPETE AGREEMENT, net of amortization of $3,334	96,666
DEFERRED TAXES (Note 4)	105,000	30,000
OTHER	112,500	38,733
	$6,338,581	$6,159,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$359,081	$187,125
Accrued compensation	167,075	203,688
Other accrued expenses	26,488	24,064
Accrued legal costs (Note 2)		27,813
Income taxes payable		54,838
Total current liabilities	552,644	497,528

CONTINGENCIES (Note 2)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,271,627 and 1,298,056 shares, respectively	127,163	129,806
Additional paid-in capital	1,293,460	1,320,416
Retained earnings	4,376,147	4,223,108
Accumulated other comprehensive loss	(10,833)	(11,855)
Total stockholders’ equity	5,785,937	5,661,475
	$6,338,581	$6,159,003

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2000 AND 1999
	2000	1999
SALES	$10,367,270	$10,382,227
COSTS AND EXPENSES:
Cost of goods sold	5,488,267	5,111,326
Selling, general, and administrative	3,890,583	3,408,298
Research and development	685,535	661,749
	10,064,385	9,181,373
INCOME FROM OPERATIONS	302,885	1,200,854
INTEREST INCOME	61,122	33,939
INCOME BEFORE INCOME TAXES	364,007	1,234,793
FEDERAL AND STATE INCOME TAXES (Note 4)	109,000	431,000
NET INCOME	$255,007	$803,793
EARNINGS PER SHARE:
Basic	$0.20	$0.62
Diluted	$0.20	$0.62
WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING
Basic	1,295,239	1,297,519
Diluted	1,301,311	1,305,995

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 1998	1,296,131	$129,614	$1,310,904	$3,419,315		$4,859,833
Net income				803,793		803,793
Unrealized loss on available-for sale investments					$(11,855)	(11,855)
Total comprehensive income						791,938
Issuance of 1,925 shares of common stock upon exercise of options	1,925	192	8,506			8,698
Tax benefit resulting from exercise of options			1,006			1,006
BALANCE AT DECEMBER 31, 1999	1,298,056	129,806	1,320,416	4,223,108	(11,855)	5,661,475
Net income				255,007		255,007
Unrealized gain on available-for-sale investments					1,022	1,022
Total comprehensive income						256,029
Repurchase of 26,429 shares of common stock	(26,429)	(2,643)	(26,956)	(101,968)		(131,567)
BALANCE AT DECEMBER 31, 2000	1,271,627	$127,163	$1,293,460	$4,376,147	$(10,833)	$5,785,937

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$255,007	$803,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435,082	419,432
Noncash charge - Chromaline Europe investment	53,997
Loss on disposal of assets	202	1,812
Deferred income taxes	(92,000)	25,000
Changes in working capital components:
(Increase) decrease in:
Trade receivables	41,772	(306,999)
Prepaid expenses and other assets	(46,705)	15,745
Inventories	(218,604)	(20,839)
Income taxes refund receivable	(231,110)	61,801
(Decrease) increase in:
Accounts payable	101,726	(20,688)
Accrued expenses	(34,189)	98,079
Accrued legal costs	(27,813)	(35,511)
Income taxes payable	(54,838)	54,838
Net cash provided by operating activities	182,527	1,096,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(164,174)	(547,388)
Proceeds on sale of property and equipment	26,827	4,200
Purchases of marketable securities	(277,073)	(433,266)
Proceeds from sale of marketable securities	311,399	302,881
Purchase of investments	(127,765)
Purchase of assets net of liabilities assumed	(455,026)
Net cash used in investing activities	(685,812)	(673,573)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of company stock	(131,567)
Proceeds from exercise of stock options		8,698
Net cash (used in) provided by financing activities	(131,567)	8,698
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(634,852)	431,588
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	706,345	274,757
CASH AND CASH EQUIVALENTS AT END OF YEAR	$71,493	$706,345
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
Cash paid for income taxes	$394,948	$330,886

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - The Chromaline Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces.  Customers’ applications include textiles, billboards, electronics, glassware, fine china, and many other industrial and commercial applications.  The Company’s principal markets are throughout the United States.  In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world.  The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

Forty-one percent and fifty percent, respectively, of the Company’s accounts receivable at December 31, 2000 and 1999 are due from foreign customers.  The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days.  No receivable from a single unrelated customer exceeded 10% of total accounts receivable at December 31, 2000 and 1999.  No single customer represented greater than 10% of total revenue.

A summary of the Company’s significant accounting policies follows:
Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents consist of money market funds in which carrying value approximates market value because of the short maturity of these instruments.

Marketable Securities - Marketable securities are classified as available-for-sale securities and consist primarily of municipal revenue bonds and preferred stock that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments.  These securities are carried at fair market value.

Inventories - Inventories are stated at the lower of cost (last-in, first-out) or market.  If the first-in, first-out cost method had been used, inventories would have been approximately $190,000 and $161,000 higher than reported at December 31, 2000 and 1999, respectively.  The major components of inventory are as follows:

	2000	1999
Raw materials	$550,340	$502,780
Work-in-progress	326,266	336,062
Finished goods	839,507	598,189
Reduction to LIFO cost	(190,120)	(161,000)
Total inventory	$1,525,993	$1,276,031

Depreciation - Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:
Years
Building	25
Machinery and equipment	5
Office equipment	5
Vehicles	3

Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of the business acquired.  Goodwill is being amortized on a straight-line basis over 15 years.

Noncompete Agreement - The Company’s policy is to amortize the asset using the straight-line method over the term of the agreement.

Patent -The Company purchased a patent in 1998 for $109,467.  Amortization of the patent is computed using the straight-line method over its remaining estimated useful life of 13 years.

Impairment of Long-Lived Assets – Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets.  Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be measured.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows.  To date, management has determined that no impairment of these assets exists.

Revenue Recognition - The Company recognizes revenue on products when title passes, which is usually upon shipment.  Freight billed to customers is included in sales and cost of goods sold.

Income Taxes - Deferred income taxes are provided on an asset and liability method.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rate on the date of enactment.

Comprehensive Income - The Company’s comprehensive income consists of net income and unrealized holding gains and losses on marketable securities.

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

Shares used in the calculation of diluted EPS are summarized below:
	2000	1999
Weighted average common shares outstanding	1,295,239	1,297,519
Dilutive effect of stock options	6,072	8,476
Weighted average common and common equivalent shares outstanding	1,301,311	1,305,995

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock Options - As described in Note 8, the Company has adopted only the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.  Stock options have been granted to employees and board members and continue to be accounted for under Accounting Principles Board (APB) Opinion No. 25.

Foreign Operations - The Company markets in Europe, Latin America, Asia, and other parts of the world.  Foreign sales approximated 27% and 32% of total sales in 2000 and 1999, respectively.

In December 1996, the Company purchased a 19.5% interest in Chromaline Europe, S.A., a French corporation.  On January 2, 1997, the Company sold the assets of the French representative office to Chromaline Europe, S.A for an amount that approximated cost.  This investment was accounted for at cost.  In fiscal 2000, Chromaline Europe, S.A. filed bankruptcy causing the Company to write off the $53,997 investment and $95,000 in receivables due from Chromaline Europe, S.A.  In 2000 and 1999, less than 10% of total sales were made to Chromaline Europe, S.A.

Line of Credit - The Company has a bank line of credit that provides for working capital financing.  This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.25% points over 30-day LIBOR.  Under the line of credit, the Company can borrow up to $1,250,000, and there was no outstanding balance at December 31, 2000 and 1999.

Reclassification - Certain reclassifications were made to the 1999 financial statements to conform to the 2000 presentation.  These reclassifications had no impact on net income or stockholders’ equity as previously reported.  In fiscal 2000 certain shipping and handling costs that had previously been netted in sales are now presented as cost of goods sold.  This resulted in a $470,847 increase to sales and cost of goods sold in the 1999 statement of earnings.  This reclassification was done to conform to the Emerging Issues Task Force issue number 00-10 Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt in fiscal 2000.

Accounting Pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133,  Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.  It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value.  The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives.  All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales.  The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

During the year ended December 31, 2000, the Company adopted Staff Accounting Bulletin 101 (Revenue Recognition).  The adoption of this bulletin was not material.

2.       CONTINGENCIES

The Company was a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleged that certain of the Company’s products infringe on two U.S. patents owned by the claimant.

During the year ended December 31, 2000, the Company paid approximately $197,000 in legal and related costs in the defense of this matter.  Approximately $28,000 of these payments was applied against the original accrual of $250,000 established at December 31, 1997, fully eliminating the accrual.  Therefore, approximately $169,000 was charged to current expense in defense of this matter during this year.  Based upon a settlement agreement reached in January 2001, the plaintiff dismissed the suit.  In connection with this settlement, the Company entered into a license agreement and will pay royalties primarily based on future sales of products subject to the license agreement.

3.       STOCKHOLDERS’ EQUITY

During the year ended December 31, 2000, the Company repurchased 26,429 shares of its common stock for $131,567, which shares now constitute authorized but unissued shares.

The fiscal 1999 11-for-10 stock split accounted for as a stock dividend was accomplished by transferring the fair value of the issued stock from retained earnings to the categories of permanent capitalization as common stock (par value) and additional paid-in capital.  Share and per share amounts in the financial statements were restated for the split.

4.       INCOME TAXES

Income tax expense for the years ended December 31, 2000 and 1999 consists of the following:
	2000	1999
Current:
Federal	$196,000	$367,000
State	5,000	39,000
	201,000	406,000
Deferred	(92,000)	25,000
	$109,000	$431,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% to income before taxes, is reconciled to income tax expense as follows:
	2000	1999
Expected provision for federal income taxes	$127,500	$423,000
State income taxes	13,500	26,000
Foreign sales corporation	(26,500)	(23,000)
Meals and entertainment	11,500	11,000
Other	(17,000)	(6,000)
	$109,000	$431,000

          Deferred tax assets consist of the following as of December 31, 2000 and 1999:

	2000	1999
Property and equipment and other assets	$105,000	$30,000
Accrued vacation	24,000	20,000
Inventory	12,000	10,000
Allowance for doubtful accounts	12,000	7,000
Allowance for sales returns	8,000	9,000
Accrued legal costs		10,000
Other	3,000	(14,000)
	$164,000	$72,000

5.       ASSET PURCHASE AND NONCOMPETE AGREEMENT

In June 2000, the Company acquired certain assets and assumed certain liabilities of Nichols & Associates.  The acquisition was accounted for under the purchase method of accounting.  Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values.  The excess of the purchase price over the estimated fair value of the tangible and other assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 15 years.  Included with the asset purchase was a noncompete agreement entered into by the Company and the owners of Nichols & Associates.  Assets acquired, liabilities assumed, and cash consideration paid were as follows:
Assets acquired:
Accounts receivable	$109,736
Inventory	31,358
Property and equipment	65,665
Goodwill	218,497
Noncompete agreement	100,000
525,256

Liabilities assumed -
Accounts payable	70,230
Cash consideration paid	$455,026

If the acquisition had occurred on January 1, 1999, the pro forma impact on revenues would have been to increase revenues by approximately $600,000 and $300,000 for the years ended December 31, 1999 and 2000, respectively.  The pro forma impact on net income and earnings per share is not material.

6.       PENSION PLAN

The Company has a defined contribution pension plan which covers substantially all of its employees.  The Company contributes an amount equal to five percent of a covered employee’s compensation.  Total pension expense for the years ended December 31, 2000 and 1999 was approximately $132,000 and $129,000, respectively.

7.       GEOGRAPHIC INFORMATION

The Company manages and operates its business on the basis of one reportable segment.  See Note 1 for a brief description of the Company’s business.  As of December 31, 2000, the Company had operations established in various countries throughout the world.  The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company’s results of operations are affected by fluctuations in foreign currency exchange rates.  No single foreign country accounted for more than 10% of the Company’s net sales for 2000 and 1999.  Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.
	2000	1999
Net sales by geographic area:
United States	$7,526,638	$7,111,825
International	2,840,632	3,270,402
	$10,367,270	$10,382,227

8.       STOCK OPTIONS

During 1995, the Company adopted a stock incentive plan for the issuance of up to 38,500 shares of common stock.  In 1999, the Company increased the number of shares reserved for issuance under this plan to 203,500 shares.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to ten years after the date of grant.  Such options become exercisable over a three-year period.

The Company has adopted the disclosure provisions of SFAS No. 123 and has continued to apply APB Opinion No. 25 and related interpretation in accounting for its plan.  Accordingly, no compensation cost has been recognized for its plan.  Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:
	2000	1999
Net income
As reported	$255,007	$803,793
Pro forma	168,178	713,704
Net income per share (basic):
As reported	0.20	0.62
Pro forma	0.13	0.55
Net income per share (diluted)
As reported	0.20	0.62
Pro forma	0.13	0.55

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:
	2000	1999
Dividend yield	0.0%	0.0%
Expected volatility	69.3%	55.5%
Expected life of option	five years	three years
Risk-free interest rate	6.4%	5.4%
Fair value of each option on grant date	$3.80	$3.28

A summary of the status of the Company’s stock option plan as of December 31, 2000 and 1999 and changes during the years ending on those dates is presented below:
	2000		1999
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	85,279	7.54	56,130	6.93
Granted	38,000	6.58	33,550	8.08
Exercised			(1,925)	6.36
Expired	(33,829)	7.56	(2,476)	6.36
Outstanding at end of year	89,450	7.13	85,279	7.54

The following table summarizes information about stock options outstanding at December 31, 2000:
	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2000	Life	Price	2000	Price
$3.67	14,575	4.32	$3.67
5.15	2,475	6.13	5.15	825	$5.15
6.56	30,000	4.32	6.56
7.22 - 7.84	8,300	4.78	7.53	1,100	7.84
8.18	20,900	5.32	8.18	6,961	8.18
9.00 - 9.20	13,200	5.96	9.15	4,400	9.15
	89,450			13,286

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

          The information included in the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.

Item 10.  Executive Compensation

          The information included in the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The information included in the Company’s definitive proxy statement for the 2001 Annual Meeting of Shareholders under the caption “Security Ownership of Principal Shareholders and Management” is incorporated by reference.

Item 12.  Certain Relationships and Related Transactions

          Not applicable.

Item 13.  Exhibits, and Reports on Form 8–K

(a)      The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727).)
3.2	By-Laws of the Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727).)
4	Specimen of Common Stock Certificate. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)
10.5	Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)
23	Consent of Deloitte & Touche LLP.
24	Powers of Attorney.

(b)      Reports on Form 8–K

          No reports on Form 8–K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

THE CHROMALINE CORPORATION

By /s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jeffery A. Laabs
Jeffery A. Laabs, Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Charles H. Andresen*	Director

Rondi Erickson*	Director

H. Leigh Severance*	Director

Gerald W. Simonson*	Director

David O. Harris*	Director

*	William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President

INDEX TO EXHIBITS
Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
4	Specimen of Common Stock Certificate	Incorporated by Reference
10.5	Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank	Incorporated by Reference
23	Consent of Deloitte & Touche LLP	Filed Electronically
24	Powers of Attorney	Filed Electronically