Form 10QSB
period 2001-03-31
CHROMALINE CORP
filed 2001-05-15
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Quarterly Period Ended March 31, 2001

or

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the Transition Period From _______________ to ________________.

Commission file number  000-25727

THE CHROMALINE CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0730027
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4832 Grand Avenue Duluth, Minnesota	55807
(Address of principal executive offices)	(Zip code)

(218) 628-2217
Issuer’s telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒        No  ☐

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value – 1,271,627 shares outstanding as of April 16, 2001.

          Transitional Small Business Disclosure Format (check one):    Yes  ☐      No  ☒

The Chromaline Corporation

QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

THE CHROMALINE CORPORATION
BALANCE SHEETS

	March 31	December 31
	2001	2000
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$158,284	$71,493
Marketable securities	223,901	664,156
Trade receivables, less allowance for doubtful accounts of $62,400 and $32,400 respectively	1,919,950	1,639,046
Inventories	1,591,537	1,525,993
Note receivable	50,000
Prepaid expenses and other assets	343,325	128,369
Income tax refund receivable	179,355	231,110
Deferred taxes	59,000	59,000
Total current assets	4,525,352	4,319,167
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,333,787	1,333,787
Machinery and equipment	2,393,952	2,389,498
Office equipment	635,590	635,590
Vehicles	241,631	241,631
	4,604,960	4,600,506
Less accumulated depreciation	3,288,786	3,191,974
	1,316,174	1,408,532
PATENT, net of amortization of $26,029 and $23,776 respectively	83,249	85,502
GOODWILL, net of amortization of $10,925 and $7,283 respectively	207,572	211,214
NONCOMPETE AGREEMENT, net of amortization of $5,000 and $3,334 respectively	95,000	96,666
OTHER	112,500	112,500
DEFERRED TAXES	105,000	105,000

	$6,444,847	$6,338,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$324,734	$359,081
Accrued compensation	213,684	167,075
Other accrued expenses	21,757	26,488
Total current liabilities	560,175	552,644

CONTINGENCIES (Note 3)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,271,627 shares	127,163	127,163
Additional paid-in capital	1,293,460	1,293,460
Retained earnings	4,464,549	4,376,147
Accumulated other comprehensive income (loss)	(500)	(10,833)
Total stockholders’ equity	5,884,672	5,785,937
	$6,444,847	$6,338,581

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended March 31
	2001	2000

SALES	$2,858,012	$2,414,817

COSTS AND EXPENSES:
Cost of goods sold	1,542,514	1,232,589
Selling, general, and administrative	1,005,794	933,327
Research and development	192,817	194,070
	2,741,125	2,359,986

INCOME FROM OPERATIONS	116,887	54,831

INTEREST INCOME	18,015	26,904

INCOME BEFORE INCOME TAXES	134,902	81,735

FEDERAL AND STATE INCOME TAXES	46,500	31,100

NET INCOME	$88,402	$50,635

EARNINGS PER SHARE:
Basic	$0.07	$0.04

Diluted	$0.07	$0.04

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	1,271,627	1,298,056

Diluted	1,275,487	1,305,492

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,402	$50,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,373	103,731
Changes in working capital components:
Decrease (increase) in:
Trade receivables	(280,904)	136,191
Prepaid expenses and other assets	(214,956)	(151,887)
Inventories	(65,544)	(170,419)
(Decrease) increase in:
Accounts payable	(34,347)	155,546
Accrued expenses	41,878	48,701
Accrued legal costs		(2,874)
Income taxes payable (receivable)	51,755	(54,838)
Net cash provided by operating activities	(309,343)	114,786
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,454)	(71,993)
Net activity in marketable securities	450,588	(16,326)
Note receivable	(50,000)
Investment		(15,265)
Net cash used in investing activities	396,134	(103,584)

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,791	11,202
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,493	706,345
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158,284	$717,547
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for income taxes	$5,255	$179,602

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	The balance sheet of The Chromaline Corporation (the Company) as of March 31, 2001, and the related statements of earnings and cash flows for the three months ended March 31, 2001, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of March 31, 2001, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2000 Form 10-KSB.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	The major components of inventory at March 31, 2001 and December 31, 2000 are as follows:

	Mar 31, 2001	Dec 31, 2000
Raw materials	$628,691	$550,304
Work-in-progress	341,227	326,266
Finished goods	820,739	839,507
Reduction to LIFO cost	(199,120)	(190,120)
Total Inventory	$1,591,537	$1,525,993

3.	The Company was a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleged that certain of the Company’s products infringed on two U.S. patents owned by the claimant. Based upon a settlement reached in January 2001, the plaintiff dismissed the suit. In connection with this settlement, the Company entered into a license agreement and will pay royalties primarily based upon future sales of products subject to the license agreement. The Company paid legal fees of approximately $25,000 in connection with the settlement and license agreement.

4.	Accounting Pronouncement - On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

5.          Stockholders’ Equity

		Three Months Ended
		March 31, 2001

Total Stockholders’ Equity-December 31, 2000		$5,785,937
Net income	$88,402
Unrealized gain on available for-sale investments	10,333
Comprehensive income		98,735
Total Stockholders’ Equity
		$5,884,672

6.          Net Income per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.  The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

7.          Reclassifications

Certain reclassifications were made to the March 31, 2000 financial statements to conform to the Emerging Issues Task Force number 00-10 Accounting for Shipping and Handling Fees and Costs.  Certain shipping and handling costs that had previously been netted in sales are now presented as cost of goods sold.  This resulted in a $116,000 increase to sales and cost of goods sold in the statement of earnings for the three months ended March 31, 2000.

THE CHROMALINE CORPORATION

             The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are subject to risks and uncertainties, including those discussed under “Factors that May Affect Future Results” below, that could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.  Certain forward-looking statements are indicated by italics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2001 and the same period of 2000.  It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10–QSB.

Factors that May Affect Future Results

             Certain statements made in this Quarterly Report on Form 10–QSB, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different.  Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

•            The expectation that selling, general and administrative expenses will remain at current levels during the remainder of the year 2001—This expectation may be impacted by general market conditions and unanticipated events causing changes in expenses or sales and increased activity in the European region.

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

Results of Operations

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

             Sales.  The Company’s sales during the first quarter of 2001 increased to $2.86 million, or 18.4%, from the $2.41 million in sales during the same period in 2000.  Prior year first quarter sales were adjusted upward $116,000 for the first quarter ended 2000, as the Company made an income statement reclassification to conform to the Emerging Issues Task Force (EITF) issue number 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt at the end of fiscal 2000. This EITF requires shipping costs to be accounted for consistently by all companies.  Cost of goods sold increased by the same amount.  Sales in the United States increased $126,000, or 14.2%, with the addition of the Nichols & Associates of Lakeville, Minnesota (“Nichols”) chemical line acquired in June 2000.  Sales to Europe increased $124,000, or 85.0%, quarter over quarter, reflecting an intense effort to expand the region after the liquidation of Chromaline Europe, S.A. in September 2000.  Other international sales increased $123,000, or 26.0%, in the first quarter of 2001 over the same period in 2000.  Sales increased in India, the Middle East and Canada.

             Cost of Goods Sold.  Cost of goods sold during the first quarter of 2001 was $1.54 million, or 54.0% of sales, compared to $1.23 million, or 51.0% of sales, during the same period in 2000.  The increase in the first quarter of 2001 was due to a shift in the Company’s product mix within its domestic U.S. decorative sandblasting market.  Specifically, the increase in crystal glass sales that have lower margins and equipment promotions to spur film sales.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $1,006,000, or 35.2% of sales, in the first quarter of 2001, from $933,000, or 38.7% of sales, for the same period in 2000.  The first quarter of 2001 includes a $30,000 increase in the Company’s bad debt allowance reflecting the risk associated with an increased presence in Europe and India.  It also includes legal fees of $25,000 related to the settlement of the Aicello lawsuit.  The Company also added a marketing Director in the fourth quarter of 2000.  The balance of the increase was due to increased sales and marketing costs related to trade shows and advertising offset by severance costs of $85,000 associated with the resignation of its CEO on February 7, 2000.

             Research and Development Expenses.  Research and development expenses during the first quarter of 2001 were $193,000, or 6.8% of sales, versus $194,000, or 8.0% of sales, for the same period in 2000.  The Company incurred costs of $40,000 in 2001 for the operation of its lab in Lakeville, Minnesota purchased as part of the Nichols acquisition.  These higher costs were offset by lower expenses for production trials and travel.

             Interest Income.  Interest income decreased to $18,000 for the first quarter of 2001 compared to $27,000 for the same period in 2000.  The decrease is due to the utilization of these cash resources for the Nichols acquisition in June 2000, the repurchase of 26,429 shares of the Company’s Common Stock in the fourth quarter of 2000 and an investment in Apprise Technologies, Inc. of Duluth, Minnesota.

             Income Taxes.  Income taxes increased to $47,000, or an effective rate of 35%, during the first quarter of 2001 from $31,000, or an effective rate of 38%, for the first quarter of 2000.  The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Liquidity and Capital Resources

             The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures and annual capital requirements, research and development expenditures and the Nichols acquisition in June 2000.

             Cash and cash equivalents were $158,000 and $718,000 at March 31, 2001 and March 31, 2000, respectively.  The Company used $309,000 in cash from operating activities during the three months ended March 31, 2001 and generated $115,000 for the same period in 2000.  Cash generated by operating activities is primarily provided by net income as adjusted for non–cash depreciation.  During the first three months of 2001, trade receivables increased by $281,000 reflecting increased sales of Nichols products and sales to the European region.  Prepaid expenses increased $215,000 reflecting primarily a $150,000 prepaid royalty to Aicello as part of the lawsuit settlement discussed earlier.  It also reflects $73,000 in prepaid production costs for an ultraviolet radiometer being developed by Apprise to be marketed by the Company beginning in the second quarter of 2001.   Inventories increased $66,000 primarily due to an increase in raw materials.  Accounts payable decreased $34,000 and accrued expenses increased $42,000.  For the three months ended March 31, 2000, trade receivables decreased $136,000.  Prepaid expenses increased $152,000 reflecting certain marketing expenses.  Inventories increased $170,000 due to raw materials.  Accounts payable increased $155,000 and accrued expenses increased $49,000.  Income taxes payable decreased $55,000 reflecting tax deposits made during the quarter.

             The Company provided $396,000 and used $104,000 in cash for investing activities during the three months ended March 31, 2001 and March 31, 2000, respectively.  The Company participated in a bridge loan to Apprise Technologies of Duluth, Minnesota for $50,000 in February 2001.  This loan may convert to stock and warrants in Apprise on July 1, 2001.  The Company purchased stock and warrants in Apprise for $112,500 in August 2000.  During the first quarter of 2001, the Company sold a certain number of its investment holdings in general revenue obligation bonds.  These proceeds were used to participate in the Apprise bridge loan of $50,000 discussed earlier.  It also funded the $150,000 prepaid royalty to Aicello as part of the license agreement and funded the $73,000 prepaid production costs to Apprise for the radiometer project.  During the three months ended March 31, 2001 and March 31, 2000, net cash used for investing activities for plant and equipment was $5,000 and $72,000, respectively.

             A bank line of credit exists providing for borrowings of up to $1,250,000.  Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate.  The Company has not utilized this line of credit and there is no debt outstanding under this line as of March 31, 2001.

             The Company believes that current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.  Future activities undertaken to expand the Company’s business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

Capital Expenditures

             Through March 31, 2001, the Company had spent $4,454 on capital expenditures in 2001.  This spending included primarily plant equipment.

             Commitments for capital expenditures of $50,000 include ongoing manufacturing equipment upgrades, development  equipment to modernize the capabilities and processes of Chromaline’s laboratory and research and development to improve measurement and quality control processes.  The Company is planning to replace its business software in 2001 in order to improve internal reporting for decision-making purposes and improve the efficiency of administrative and manufacturing operations.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

             The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 37% of total sales for the three months ended March 31, 2001.  This compares with foreign sales accounting for 34% of total sales during the same period in 2000.  Foreign sales increased as a percentage of total sales in the first quarter of 2001 primarily due to increased sales volume in the European region.  Foreign sales in 2000 were impacted by strong U.S. dollar forces resulting in lower selling prices.  The weakening of certain foreign currencies has not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

                          Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2001.

Future Outlook

             Chromaline has invested over 6% of its sales dollars for the past several years in research and development.  The Company plans to expand its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.  In addition to its film, emulsion and self-adhesive products, Chromaline’s research and development efforts will also focus on improving the efficiency of its automated photo developers for the decorative sand blasting product line.

             In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

             In January 2001, the Company formed a marketing alliance with The Slee Corporation of Chicago, Illinois.  Under the terms of the agreement, the Company’s PhotoBrasive Systems division becomes a “Master Distributor” of Slee’s Crystal Edge Recognition series of glass and crystal products.  Slee is an industry leader in crystal recognition products world-wide and will continue to market and sell its products through its organization.   This arrangement enhances the Company’s product offerings as a one-stop purchasing option for its customers.

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

             In January 2001, the Company announced it had signed a co-exclusive licensing agreement with Aicello Chemical Co. Ltd. of Japan and Aicello North America, Inc. ending the patent litigation between the parties.  Under the terms of the agreement, Aicello North America and Chromaline’s PhotoBrasive division are the sole legal North American distributors of the photo resist technology patented by the Aicello Chemical Co.  Aicello will receive certain royalties under the agreement, terminate its lawsuit against Chromaline and may distribute certain Chromaline products.  This action represented an end to the legal expenses incurred by the Company related to the suit of approximately $600,000 over the past four years.  The Company is now able to re-introduce its ImagePro Super products that were previously withdrawn from the market.  The Company plans to vigorously market this product and defend its North American legal rights to practice the core technology of the photo resist market.

PART II.                OTHER INFORMATION

ITEM 1.                  Legal Proceedings

                                None

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

ITEM 5.                  Other Information

                                None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

             The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[1]
11	Computation of Net Earnings per Common Share

1            Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB
             (File No. 000-25727).

             Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(b)         Reports on Form 8–K

             No reports on Form 8–K were filed by the registrant during the quarterly period ended March 31, 2001.

THE CHROMALINE CORPORATION

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHROMALINE CORPORATION

DATE: May 15, 2001	By:	/s/ Jeffery A. Laabs
Jeffery A. Laabs,
Chief Financial Officer, Treasurer and Secretary
(Duly authorized officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
11	Computation of Net Earnings per Common Share	Filed Electronically