Form 10QSB
period 2001-06-30
CHROMALINE CORP
filed 2001-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _______________ to ________________.

Commission file number  000-25727

THE CHROMALINE CORPORATION

(Exact name of small business issuer as specified in its charter)

Minnesota	41-0730027

(State or other jurisdiction ofincorporation or organization)	(I.R.S. employeridentification no.)

4832 Grand Avenue
Duluth, Minnesota	55807

(Address of principal executive offices)	(Zip code)

(218) 628-2217

Issuer’s telephone number

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes  ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value – 1,271,627 shares outstanding as of July 16, 2001.

Transitional Small Business Disclosure Format (check one):          Yes   ☐    No  ☒

The Chromaline Corporation

QUARTERLY REPORT ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Balance Sheets as of June 30, 2001 and December 31, 2000

Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000

Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.	OTHER INFORMATION

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE CHROMALINE CORPORATION
BALANCE SHEETS

	June 30	December 31
	2001	2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$324,462	$71,493
Marketable securities	229,947	664,156
Trade receivables, less allowance for doubtful accounts of $77,400 and $32,400 respectively	1,698,006	1,639,046
Inventories	1,581,972	1,525,993
Prepaid expenses and other assets	259,294	128,369
Income tax refund receivable	134,696	231,110
Deferred taxes	59,000	59,000

Total current assets	4,287,377	4,319,167

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,338,098	1,333,787
Machinery and equipment	2,442,897	2,389,498
Office equipment	638,089	635,590
Vehicles	241,631	241,631

	4,660,715	4,600,506
Less accumulated depreciation	3,369,338	3,191,974

	1,291,377	1,408,532

PATENT, net of amortization of $28,282 and $23,776 respectively	80,996	85,502
GOODWILL, net of amortization of $14,566 and $7,283 respectively	203,931	211,214
NONCOMPETE AGREEMENT, net of amortization of $6,667 and $3,334 respectively	93,333	96,666
OTHER	187,500	112,500
DEFERRED TAXES	105,000	105,000

	$6,249,514	$6,338,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$229,246	$359,081
Accrued compensation	140,625	167,075
Other accrued expenses	20,824	26,488

Total current liabilities	390,695	552,644

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,271,627 shares	127,163	127,163
Additional paid-in capital	1,293,460	1,293,460
Retained earnings	4,435,359	4,376,147
Accumulated other comprehensive income (loss)	2,837	(10,833)

Total stockholders’ equity	5,858,819	5,785,937

	$6,249,514	$6,338,581

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF OPERATIONS

	Three Months		Six Months Ended
	Ended June 30		June 30

	2001	2000	2001	2000

SALES	$2,691,234	$2,860,949	$5,549,246	$5,275,766

COSTS AND EXPENSES:
Cost of goods sold	1,509,006	1,425,084	3,051,520	2,657,673
Selling, general, and administrative	1,030,834	859,149	2,036,628	1,792,476
Research and development	208,126	193,393	400,943	387,463

	2,747,966	2,477,626	5,489,091	4,837,612

INCOME(LOSS) FROM OPERATIONS	(56,732)	383,323	60,155	438,154

INTEREST INCOME	9,642	16,328	27,657	43,231

INCOME(LOSS) BEFORE INCOME TAXES	(47,090)	399,651	87,812	481,385

FEDERAL AND STATE INCOME TAX EXPENSE(BENEFIT)	(17,900)	151,900	28,600	183,000

NET INCOME(LOSS)	$(29,190)	$247,751	$59,212	$298,385

EARNINGS(LOSS) PER SHARE:
Basic	$(0.02)	$0.19	$0.05	$0.23

Diluted	$(0.02)	$0.19	$0.05	$0.23

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	1,271,627	1,298,056	1,271,627	1,298,056

Diluted	1,271,627	1,304,450	1,274,750	1,304,971

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF CASH FLOWS

	Six Months
	Ended June 30

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,212	$298,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,487	186,413
Changes in working capital components:
Decrease (increase) in:
Trade receivables	(58,960)	74,219
Prepaid expenses and other assets	(130,925)	(197,315)
Inventories	(55,979)	(59,881)
(Decrease) increase in:
Accounts payable	(129,835)	25,883
Accrued expenses	(32,114)	(2,293)
Accrued legal costs		(27,813)
Income taxes payable/receivable	96,414	(54,838)

Net cash (used in)provided by operating activities	(59,700)	242,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60,209)	(89,795)
Net activity in marketable securities	447,878	(20,714)
Purchase of assets net of liabilities assumed		(444,532)
Note receivable	(75,000)
Investment		(15,265)

Net cash provided by(used in) investing activities	312,669	(570,306)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	252,969	(327,547)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	71,493	706,345

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$324,462	$378,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$(67,814)	$134,000

NON-CASH:
Loan receivable converted to stock	$75,000	$0

See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.          Notes to Financial Statements

The balance sheet of The Chromaline Corporation (the Company) as of June 30, 2001, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001 and 2000, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of June 30, 2001, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2000 Form 10-KSB.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.          Inventory

The major components of inventory at June 30, 2001 and December 31, 2000 are as follows:
	June 30, 2001	Dec 31, 2000

Raw materials	$606,228	$550,304
Work-in-progress	354,292	326,266
Finished goods	829,572	839,507
Reduction to LIFO cost	(208,120)	(190,120)

Total Inventory	$1,581,972	$1,525,993

3.          Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets".  SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company’s fiscal year beginning January 1, 2002.  The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

4.          Stockholders’ Equity

		Six Months Ended
		June 30, 2001

Total Stockholders’ Equity-December 31, 2000		$5,785,937
Net income	$59,212
Unrealized gain on available-for-sale investments	13,670

Comprehensive income		72,882

Total Stockholders’ Equity-June 30, 2001		$5,858,819

5.          Net Income per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.  The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.
6.	Reclassifications

Certain reclassifications were made to the June 30, 2000 financial statements to conform to the June 30, 2001 presentation. Certain shipping and handling costs that had previously been netted in sales are now presented as cost of goods sold to conform to the Emerging Issues Task Force number 00-10 Accounting for Shipping and Handling Fees and Costs. This resulted in a $121,135 and a $237,417 increase to sales and cost of goods sold in the statement of operations for the three and six months ended June 30, 2000, respectively. These reclassifications had no impact on net income or stockholders’ equity as reported.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2001 and six months ended June 2001 and the same periods of 2000.  It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10–QSB.

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

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

             Sales.  The Company’s sales during the second quarter of 2001 decreased to $2.69 million, or 5.9%, from the $2.86 million in sales during the same period in 2000.  Prior year second quarter sales were adjusted upward $121,000 for the second quarter of 2000, as the Company made income statement reclassification to conform to the Emerging Issues Task Force (EITF) issue number 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt at the end of fiscal 2000. This EITF requires shipping costs to be accounted for consistently by all companies.  Cost of goods sold increased by the same amount.  Sales to the screen printing industry in the United States decreased $151,000, or 13.0%, reflecting a weak market, especially with electronics manufacturers.  International screen printing sales decreased $182,000, or 21.0%, in the second quarter of 2001 over the same period in 2000 due to weak markets, particularly in Asia, and due to the strong U.S. dollar.  Sales of the Company’s PhotoBrasive products increased $126,000 or 19.0%, over the second quarter of 2000.  This was the result of the full re-introduction of film products covered by the Aicello lawsuit that was settled in January 2001.  Also contributing were sales of crystal glass being sold by the Company with its distribution arrangement with the Slee Corporation of Chicago, Illinois.

             Cost of Goods Sold.  Cost of goods sold during the second quarter of 2001 was $1.51 million, or 56.1% of sales, compared to $1.43 million, or 50.0% of sales, during the same period in 2000.  The increase in the second quarter of 2001 was due to a shift in the Company’s product mix within its domestic U.S. decorative sandblasting market.  Specifically, there was an increase in crystal glass sales that have lower margins and there were equipment promotions to spur film sales.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $1.03 million or 38.3% of sales, in the second quarter of 2001, from $859,000, or 30.0% of sales, for the same period in 2000.  The second quarter of 2001 includes a $15,000 increase in the Company’s bad debt allowance reflecting the risk associated with an increased presence in Europe and India.  It also includes legal fees of $42,000 related to the settlement of the Aicello lawsuit.  The Company also added a marketing Director in the fourth quarter of 2000.  The balance of the increase was due to increased sales and marketing costs related to trade shows and advertising offset by severance costs of $85,000 associated with the resignation of its CEO on February 7, 2000.

             Research and Development Expenses.  Research and development expenses during the second quarter of 2001 were $208,000, or 7.7% of sales, versus $193,000, or 6.7% of sales, for the same period in 2000.  The Company incurred costs of $27,000 in 2001 for the operation of its lab in Lakeville, Minnesota purchased as part of the Nichols acquisition.  These higher costs were offset by lower expenses for production trials and travel.

             Interest Income.  Interest income decreased to $10,000 for the second quarter of 2001 compared to $16,000 for the same period in 2000.  The decrease was due to the utilization of invested cash resources for an additional investment in Apprise Technologies of Duluth, Minnesota.  It also included investments in inventory for the Nichols chemical product line, ultraviolet light measuring devices being manufactured by Apprise and sold by Chromaline, and inventory for a dry film product used for photopositive development from a laser printer being sold by the Company under terms of a distribution agreement with Mile High Engineering of Denver, Colorado.

             Income Taxes.  An income tax benefit was recorded of $18,000, for an effective rate of 38%, for the second quarter of 2001 compared to an income tax expense of $152,000, or an effective rate of 38%, in the second quarter of 2000.  In some instances, there may be a difference in the effective rate due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

             Sales.  The Company’s sales during the first six months of 2001 increased to $5.55 million, or 5.1%, from the $5.28 million in sales during the same period in 2000.  Prior year first half sales were adjusted upward $237,000 as the Company made income statement reclassification to conform to the Emerging Issues Task Force (EITF) issue number 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt at the end of fiscal 2000. This EITF requires shipping costs to be accounted for consistently by all companies.  Cost of goods sold increased by the same amount.  Sales to the domestic U.S. screen printing market were down $25,000, or 1.0%, from the same period in 2000.  The first quarter was strong but was offset by second quarter weakness in the electronics industry.  The sale of products from the Nichols chemical line that the Company acquired in June 2000 helped mitigate this weakness.  International sales during the first half of 2001 increased $14,000, or 1.0%.  As in the domestic market, the first quarter was strong but was offset by weakness in the second quarter, particularly in Asia, as well as the effect of the strong U.S. dollar.   Sales in the first half of 2001 for the Company’s PhotoBrasive products increased $133,000, or 10.0%, over the same period in 2000 due primarily to crystal glass sales being marketed with The Slee Corporation of Chicago, Illinois.  During the second quarter, film product sales began to increase as a result of the Company’s re-introduction of these products based on the settlement of the lawsuit with the Aicello Corporation in January 2001.

             Cost of Goods Sold.  Cost of goods sold during the first half of 2001 was $3.05 million, or 55.0% of sales, compared to $2.66 million, or 50.4% of sales, during the same period in 2000.  The increase in the first half of 2001 was due to a shift in the Company’s product mix within its domestic U.S. decorative sandblasting market.  Specifically, there was an increase in crystal glass sales that have lower margins and there were equipment promotions to spur film sales.

             Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased to $2.04 million, or 36.7% of sales, in the first half of 2001, from $1.79 million, or 34.0% of sales, for the same period in 2000.  The first six months of 2001 includes a $45,000 increase in the Company’s bad debt allowance reflecting the risk associated with an increased presence in Europe and India.  It also includes legal fees of $104,000 related to the settlement of the Aicello lawsuit and the ancillary costs to terminate the case.  As part of this settlement, the Company incurred royalty costs to Aicello of $47,000.  The Company also added a marketing Director in the fourth quarter of 2000.  The balance of the increase was due to increased sales and marketing costs related to trade shows and advertising offset by severance costs of $85,000 associated with the resignation of its CEO on February 7, 2000.

             Research and Development Expenses.  Research and development expenses during the first half of 2001 were $401,000, or 7.2% of sales, versus $387,000, or 7.3% of sales, for the same period in 2000.  The Company incurred incremental costs of $69,000 in 2001 for the operation of its lab in Lakeville, Minnesota purchased as part of the Nichols acquisition.  These higher costs were offset by lower expenses for production trials and travel.

             Interest Income.  Interest income decreased to $28,000 for the first half of 2001 compared to $43,000 for the same period in 2000.  The decrease was due to the utilization of invested cash resources for an additional $75,000 investment in Apprise Technologies of Duluth, Minnesota.  The Company also made a prepaid royalty payment to Aicello Corporation of $150,000 in February 2001.   It also includes investments in inventory for the Nichols chemical product line, ultraviolet light measuring devices being manufactured by Apprise and sold by Chromaline, and inventory for a dry film product used for photopositive development from a laser printer being sold by the Company under terms of a distribution agreement with Mile High Engineering of Denver, Colorado.

             Income Taxes.  Income taxes decreased to $29,000, or an effective rate of 33%, during the first half of 2001 from $183,000, or an effective rate of 38%, for the first half of 2000.  The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

Liquidity and Capital Resources

             The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures and annual capital requirements, research and development expenditures, the Nichols acquisition in June 2000 and an investment in Apprise Technologies of Duluth, Minnesota in 2001.

             Cash and cash equivalents were $324,000 and $379,000 at June 30, 2001 and June 30, 2000, respectively.  The Company used $60,000 in cash from operating activities during the six months ended June 30, 2001 and generated $243,000 for the same period in 2000.  Cash generated by operating activities is primarily provided by net income as adjusted for non–cash depreciation.  During the first six months of 2001, trade receivables increased by $59,000 reflecting increased sales of Nichols products and crystal glass and sales to the European region.  Prepaid expenses increased $131,000 reflecting a $150,000 prepaid royalty to Aicello.  Inventories increased $56,000 primarily due to an increase in raw materials.  Accounts payable decreased $130,000 and accrued expenses decreased $32,000.  For the six months ended June 30, 2000, trade receivables decreased $74,000.  Prepaid expenses increased $197,000 reflecting certain marketing expenses.  Inventories increased $60,000 due to raw materials.  Accounts payable increased $26,000.  Accrued expenses decreased $32,000 during the first six months of 2000.  Legal costs decreased $30,000 during the same period of 2000.  Income tax receivable increased $96,000 reflecting tax deposits made during the first six months of 2001.  Income taxes payable decreased $55,000 during the same period of 2000.

             The Company generated $313,000 and used $570,000 in cash for investing activities during the six months ended June 30, 2001 and June 30, 2000, respectively.  The Company participated in a bridge loan to Apprise Technologies of Duluth, Minnesota for $50,000 in February 2001.  This loan was converted to stock and warrants in Apprise on April 30, 2001.  The Company previously purchased stock and warrants in Apprise for $112,500 in August 2000, bringing the total investment in Apprise to $187,500.  During the first half of 2001, the Company sold a certain number of its investment holdings in general revenue obligation bonds.  These proceeds were used to participate in the Apprise bridge loan of $50,000 discussed earlier.  It also funded the $150,000 prepaid royalty to Aicello as part of the license agreement and funded the $73,000 prepaid production costs to Apprise for the radiometer project.  The funds used during the first half of 2000 were primarily for the acquisition of Nichols in June 2000.  During the six months ended June 30, 2001 and June 30, 2000, net cash used for investing activities for plant and equipment was $60,000 and $90,000, respectively.

             A bank line of credit exists providing for borrowings of up to $1,250,000.  Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30–day LIBOR rate.  The Company has not utilized this line of credit and there is no debt outstanding under this line as of June 30, 2001.

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

Capital Expenditures

             Through June 30, 2001, the Company had spent $60,209 on capital expenditures in 2001.  This spending included primarily plant and marketing-related equipment.

             Commitments for capital expenditures of $50,000 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of Chromaline’s laboratory and research and development to improve measurement and quality control processes.  The Company is progressing with its plans to replace its business software in 2001 in order to improve internal reporting for decision-making purposes and improve the efficiency of administrative and manufacturing operations.  The cost of this project is estimated to be $130,000.  These commitments are expected to be funded with cash generated from operating activities.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board has approved for issuance Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets".  SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company’s fiscal year beginning January 1, 2002.  The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

International Activity

             The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 28% of total sales for the three months ended June 30, 2001.  This compares with foreign sales accounting for 32% of total sales during the same period in 2000.  Sales to foreign markets for the six months ended June 30, 2001 were 32% of total sales compared to 33% for the same period in 2000.  Foreign sales in the second quarter of 2001 were lower as a percentage of total sales from the first quarter of 2001 due to weakening economies in Asia and Europe.  Foreign sales in 2000 were impacted by strong U.S. dollar forces resulting in lower selling prices.  The weakening of certain foreign currencies has not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

             Substantially all of the Company’s foreign transactions are negotiated, invoiced and paid in U.S. dollars.  A portion of the Company’s foreign sales are invoiced and paid in Eurodollars.  Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2001.

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

             In January 2001, the Company announced it had signed a co-exclusive licensing agreement with Aicello Chemical Co. Ltd. of Japan and Aicello North America, Inc. ending the patent litigation between the parties.  Under the terms of the agreement, Aicello North America and Chromaline’s PhotoBrasive division are the sole legal North American distributors of the photo resist technology patented by the Aicello Chemical Co.  Aicello will receive certain royalties under the agreement, terminate its lawsuit against Chromaline and may distribute certain Chromaline products.  This action represented an end to the legal expenses incurred by the Company related to the suit of approximately $600,000 over the past four years.  The Company has now re-introduced its ImagePro Super products that were previously withdrawn from the market.  The Company plans to vigorously market this product and defend its North American legal rights to practice the core technology of the photo resist market.

             During the first half of 2001, the Company collaborated with Apprise Technologies of Duluth,, Minnesota to develop an ultraviolet light measuring device being sold under the name of U.V. Minder.  This product is being marketed to printers and other technology companies requiring strict and repeatable light tolerances for consistent product output.  The next generation of this product is currently being developed which the Company believes will have a broader range of applications.

             During the first half of 2001, the Company began selling a dry film in conjunction with Mile High Engineering of Denver, Colorado.  This film is being marketed under the name of AccuArt.  This film is used to produce photopositives directly form a laser printer resulting in a quality product that is much less time intensive and at a much reduced cost to produce.  The Company believes that market acceptance of this product is growing.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings
	None

ITEM 2.	Changes in Securities
	None

ITEM 3.	Defaults upon Senior Securities
	Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
	The Company’s Annual Meeting of Shareholders was held on April 24, 2001. The shareholders took the following actions:

	(a)	The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person of by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

			Votes For	Votes Against	Abstentions
		Charles H. Andresen	1,059,470	0	9,135
		David O. Harris	1,059,470	0	9,135
		Gerald W. Simonson	1,059,470	0	9,135
		William C. Ulland	1,059,470	0	9,135
		Rondi Erickson	1,059,470	0	9,135
		H. Leigh Severance	1,059,470	0	9,135

ITEM 5.            Other Information

                           None

ITEM 6.            Exhibits and Reports on Form 8–K

(a)         Exhibits

             The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[1]
11	Computation of Net Earnings per Common Share

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(b)	Reports on Form 8–K

No reports on Form 8–K were filed by the registrant during the quarterly period ended June 30, 2001.

[1]	Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

THE CHROMALINE CORPORATION

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHROMALINE CORPORATION

DATE: August 14, 2001	By:	/s/ Jeffery A. Laabs

Jeffery A. Laabs,
Chief Financial Officer, Treasurer and Secretary
(Duly authorized officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description	Page

3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended	Incorporated by Reference
11	Computation of Net Earnings per Common Share	Filed Electronically