Form 10QSB
period 2001-09-30
CHROMALINE CORP
filed 2001-11-13
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

Commission file number  000-25727


                           THE CHROMALINE CORPORATION
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



               Minnesota                                        41-0730027
             -------------                                     ------------
    (State or other jurisdiction of                          (I.R.S. employer
     incorporation or organization)                         identification no.)


           4832 Grand Avenue
           Duluth, Minnesota                                      55807
         ---------------------                                   -------
(Address of principal executive offices)                        (Zip code)

                                 (218) 628-2217
                       ----------------------------------
                            Issuer's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X] No [ ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,271,627 shares outstanding as of November 13, 2001.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           THE CHROMALINE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB



PART I.              FINANCIAL INFORMATION                                                PAGE NO.
                     ---------------------                                                --------
Item 1.                Financial Statements:

                       Balance Sheets
                       as of September 30, 2001 and December 31, 2000                         3

                       Statements of Operations
                       for the Three Months and Nine Months Ended
                       September 30, 2001 and 2000                                            4

                       Statements of Cash Flows
                       for the Nine Months Ended September 30, 2001 and 2000                  5

                       Notes to Financial Statements                                          6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                             8

PART II.            OTHER INFORMATION                                                        13

                    SIGNATURES                                                               15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CHROMALINE CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          SEPTEMBER 30  DECEMBER 31
                                                                              2001            2000
ASSETS

Current Assets:
   Cash and cash equivalents                                             $    457,926   $    71,493
   Marketable securities                                                      232,358       664,156
   Trade receivables, less allowance for doubtful accounts of
     $92,400 and $32,400 respectively                                       1,569,075     1,639,046
   Inventories                                                              1,739,323     1,525,993
   Prepaid expenses and other assets                                          197,312       128,369
   Income tax refund receivable                                               180,305       231,110
   Deferred taxes                                                              59,000        59,000
                                                                         ------------   -----------
           Total current assets                                             4,435,299     4,319,167

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,338,098     1,333,787
   Machinery and equipment                                                  2,459,958     2,389,498
   Office equipment                                                           719,514       635,590
   Vehicles                                                                   241,631       241,631
                                                                         ------------   -----------
                                                                            4,759,201     4,600,506
   Less accumulated depreciation                                            3,464,842     3,191,974
                                                                         ------------   -----------
                                                                            1,294,359     1,408,532

PATENT, net of amortization of $30,535 and $23,776 respectively                78,743        85,502
GOODWILL, net of amortization of $18,207 and $7,283 respectively              200,290       211,214
NONCOMPETE AGREEMENT, net of amortization of $8,334 and $3,334
   respectively                                                                91,666        96,666
INVESTMENT IN APPRISE TECHNOLOGIES                                            187,500       112,500
DEFERRED TAXES                                                                105,000       105,000
                                                                         ------------   -----------

                                                                         $  6,392,857   $ 6,338,581
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    393,835   $   359,081
   Accrued compensation                                                       192,125       167,075
   Other accrued expenses                                                      23,087        26,488
                                                                         ------------   -----------
           Total current liabilities                                          609,047       552,644

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,271,627 shares                                  127,163       127,163
   Additional paid-in capital                                               1,293,460     1,293,460
   Retained earnings                                                        4,361,296     4,376,147
   Accumulated other comprehensive income (loss)                                1,891       (10,833)
                                                                         ------------   -----------
         Total stockholders' equity                                         5,783,810     5,785,937
                                                                         ------------   -----------
                                                                         $  6,392,857   $ 6,338,581
                                                                         ============   ===========

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                         THREE MONTHS                         NINE MONTHS
                                                      ENDED SEPTEMBER 30                    ENDED SEPTEMBER 30
                                                ----------------------------           ----------------------------
                                                   2001               2000                  2001           2000
SALES                                           $2,519,461        $ 2,500,781       $    8,068,707    $    7,776,547

COSTS AND EXPENSES:
   Cost of goods sold                            1,505,750          1,302,751            4,557,270         3,960,424
   Selling, general, and administrative            938,540            988,858            2,975,168         2,781,334
   Research and development                        198,278            197,728              599,221           585,191
                                                ----------        -----------       --------------    --------------
                                                 2,642,568          2,489,337            8,131,659         7,326,949
                                                ----------        -----------       --------------    --------------

INCOME(LOSS) FROM OPERATIONS                      (123,107)            11,444              (62,952)          449,598

INTEREST INCOME                                     11,344             24,287               39,001            67,518
                                                ----------        -----------       --------------    --------------

INCOME(LOSS) BEFORE INCOME TAXES                  (111,763)            35,731              (23,951)          517,116

FEDERAL AND STATE INCOME
     TAX EXPENSE(BENEFIT)                          (37,700)            14,000               (9,100)          197,000
                                                -----------       -----------       --------------   ---------------

NET INCOME(LOSS)                                $  (74,063)       $    21,731       $      (14,851)  $       320,116
                                                ===========       ===========       ==============   ===============

EARNINGS(LOSS) PER SHARE:
   Basic                                        $    (0.06)       $      0.02       $        (0.01)  $          0.25
                                                ==========        ===========       ==============   ===============

   Diluted                                      $    (0.06)        $     0.02       $        (0.01)  $          0.25
                                                ==========        ===========       ==============   ===============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,271,627          1,296,922            1,271,627         1,297,678
                                                ==========        ===========        =============    ==============

   Diluted                                       1,271,627          1,301,961            1,271,627         1,303,941
                                                ==========        ===========        =============    ==============


See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                -------------------------------
                                                   2001               2000
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income (loss)                            $    (14,851)   $     320,116
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                   295,552          300,357
     Non-cash charge for Chromaline Europe
       S.A. investment write-off                                       53,997
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                            69,971          231,113
         Prepaid expenses and other assets           (68,943)        (207,238)
         Inventories                                (213,330)        (214,558)
       (Decrease) increase in:
         Accounts payable                             34,754          (53,051)
         Accrued expenses                             21,649           (2,857)
         Accrued legal costs                                          (27,813)
         Income taxes payable/receivable              50,805          (54,838)
                                                ------------    --------------
           Net cash provided by
              operating activities                   175,607          345,228

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment               (158,695)        (156,223)
   Activity in marketable securities                 444,521          (37,726)
   Purchase of assets net of liabilities assumed                     (444,532)
   Note receivable                                   (75,000)
   Investment                                                        (127,765)
                                                ------------    --------------
           Net cash provided by (used in)
              investing activities                   210,826         (766,246)

CASH FLOWS FROM
     FINANCING ACTIVITIES:
   Repurchase of common stock                                          (9,609)
                                                ------------    -------------

           Net cash provided by (used in)
              financing activities                                     (9,609)
                                                ------------    --------------

NET INCREASE(DECREASE)  IN CASH
   AND CASH EQUIVALENTS                              386,433         (430,627)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                71,493          706,345
                                                ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    457,926    $     275,718
                                                ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid (refunded)               $    (59,905)   $     269,000
                                                =============   =============

NON-CASH:
     Loan receivable converted to stock of
       invested company                         $     75,000    $           0
                                                ============    =============




See notes to financial statements.

                           THE CHROMALINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




1.       Notes to Financial Statements

         The balance sheet of The Chromaline Corporation (the Company) as of September 30, 2001, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001 and 2000, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of September 30, 2001, and the results of operations and cash flows for all periods presented.

         Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB.

         The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.       Inventory

         The major components of inventory at September 30, 2001 and December 31, 2000 are as follows:


                                                              Sept 30, 2001     Dec 31, 2000
                                                              -------------     ------------
                           Raw materials                      $  688,236        $  550,340
                           Work-in-progress                      342,422           326,266
                           Finished goods                        925,785           839,507
                           Reduction to LIFO cost               (217,120)         (190,120)
                                                              ----------        ----------

                           Total Inventory                    $1,739,323        $1,525,993
                                                              ==========        ==========


3.       Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The

         Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

4.       Stockholders' Equity

                                                                                Nine Months Ended
                                                                               September 30, 2001
                                                                               ------------------
                  Total Stockholders' Equity-December 31, 2000                     $  5,785,937
                  Net loss                                        $  (14,851)
                  Unrealized gain on available-
                     for-sale investments                             12,724
                                                                  ------------
                  Comprehensive loss                                                     (2,127)
                                                                                   ------------

                  Total Stockholders' Equity-September 30, 2001                    $  5,783,810
                                                                                   ============

5.       Net Income per Common Share

         Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

6.       Reclassifications

         Certain reclassifications were made to the September 30, 2000 financial statements to conform to the September 30, 2001 presentation. Certain shipping and handling costs that had previously been netted in sales are now presented as cost of goods sold to conform to the Emerging Issues Task Force number 00-10 Accounting for Shipping and Handling Fees and Costs. This resulted in a $127,321 increase to sales and a $364,738 increase to cost of goods sold in the statement of operations for the three and nine months ended September 30, 2000, respectively. These reclassifications had no impact on net income or stockholders' equity as previously reported.

                           THE CHROMALINE CORPORATION

         The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Factors that May Affect Future Results" below, that could cause actual results to differ materially from projected results. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements below are indicated by italics.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2001 and nine months ended September 30, 2001 and during the same periods of 2000. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

         - The belief that the Company's current financial resources, its line of credit, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations--Changes in anticipated operating results, credit availability and equity market conditions may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

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

         - The Company's plans to vigorously market its ImagePro Super products and defend its legal rights - This plan may be impacted by general market conditions, changes in competitive conditions in the Company's industry and difficulties faced by the Company in enforcing its legal rights.

         - The Company's belief that the next generation of its U.V. Minder product will have a broader range of applications--This belief may be impacted by the success of the Company's development efforts and by regulatory or competitive changes in the market for this product.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

         Sales. The Company's sales during the third quarter of 2001 increased to $2.52 million, or 0.8%, from the $2.50 million in sales during the same period in 2000. Prior year third quarter sales were adjusted upward $127,000 for the third quarter of 2000, as the Company recorded an income statement reclassification to conform to Emerging Issues Task Force (EITF) issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt at the end of fiscal 2000. This EITF requires shipping costs to be accounted for consistently by all companies. Cost of goods sold were adjusted upward by the same amount. Sales to the screen printing industry in the United States decreased $207,000, or 18.0% as compared to the third quarter of 2000, reflecting a continuing weak market, especially among electronics manufacturers. International screen printing sales increased $33,000, or 5.0%, in the third quarter of 2001 over the same period in 2000, due mainly to growing sales in Europe. This Company believes this is significant considering that Chromaline Europe S.A. was liquidated in September 2000 and the Company began direct selling in Europe shortly after this liquidation. Sales of the Company's PhotoBrasive products increased $143,000, or 25%, over the third quarter of 2000. This continued to be the result of the full re-introduction of film products covered by the Aicello lawsuit that was settled in January 2001. Also contributing were sales of crystal glass being sold by the Company with its distribution arrangement with The Slee Corporation of Chicago, Illinois.

         Cost of Goods Sold. Cost of goods sold during the third quarter of 2001 was $1.51 million, or 59.8% of sales, compared to $1.30 million, or 52.0% of sales, during the same period in 2000. The increase in the third quarter of 2001 was due to a shift in the Company's product mix within its domestic U.S. decorative sandblasting market. Specifically, there was an increase in crystal glass sales that have lower margins and there were equipment promotions to spur film sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $939,000, or 37.3% of sales, in the third quarter of 2001, from $989,000, or 39.6% of sales, for the same period in 2000. The third quarter of 2001 includes a $15,000 increase in the Company's bad debt allowance reflecting the risk associated with an increased presence in Europe and India. The Company also added a Marketing Director in the fourth quarter of 2000, and is experiencing increased sales and marketing costs related to trade shows and advertising. These increased costs were less than the $149,000 write-off in the third quarter of 2000 related to the liquidation of Chromaline Europe S.A.

         Research and Development Expenses. Research and development expenses during the third quarter of 2001 were $198,000, or 7.9% of sales, equaling the $198,000, or 7.9% of sales, for the same period in 2000. There were no significant differences in research and development spending during the two quarters of operation for purposes of this discussion.

         Interest Income. Interest income decreased to $11,000 for the third quarter of 2001 from $24,000 for the same period in 2000. The decrease was due to the utilization of invested cash resources for an additional investment in Apprise Technologies of Duluth, Minnesota. It also included investments in inventory for the Nichols chemical product line, ultraviolet light measuring devices being manufactured by Apprise and sold by Chromaline, and inventory for a dry film product used for photopositive development from a laser printer being sold by the Company under the name AccuArt according to the terms of a distribution agreement with Mile High Engineering of Denver, Colorado.

         Income Taxes. An income tax benefit was recorded of $38,000, for an effective rate of 34%, for the third quarter of 2001, compared to an income tax expense of $14,000, or an effective rate of 39%, in the third quarter of 2000. In some instances, there may be a difference in the effective rate due to permanent differences for allowable tax deductions including foreign sales corporation credits.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Sales. The Company's sales during the first nine months of 2001 increased to $8.07 million, or 3.8%, from the $7.78 million in sales during the same period in 2000. Prior year sales were adjusted upward $365,000 as the Company recorded an income statement reclassification to conform to EITF issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which the Company was required to adopt at the end of fiscal 2000. This EITF requires shipping costs to be accounted for consistently by all companies. Cost of goods sold were adjusted upward by the same amount. Sales to the domestic U.S. screen printing market were down $232,000, or 7.0%, from the same period in 2000. The weakening U.S. economy has hurt domestic sales as the year has progressed, especially in the electronics industry. International sales during the first nine months of 2001 increased $47,000, or 2.0%. Sales in Europe have been strong since the Company began direct selling after Chromaline Europe S.A. was liquidated in September 2000. Sales of the Company's PhotoBrasive products increased $276,000, or 15.0%, over the same period in 2000, due primarily to crystal glass sales being marketed with The Slee Corporation of Chicago, Illinois. During the first nine months of 2001, film product sales have increased as a result of the Company's re-introduction of these products based on the settlement of the lawsuit with the Aicello Corporation in January 2001.

         Cost of Goods Sold. Cost of goods sold during the first nine months of 2001 was $4.56 million, or 56.5% of sales, compared to $3.96 million, or 50.9% of sales, during the same period in 2000. The increase during this period was due to a shift in the Company's product mix within its domestic U.S. decorative sandblasting market. Specifically, there was an increase in crystal glass sales that have lower margins and there were equipment promotions to spur film sales.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.98 million, or 36.9% of sales, for the first nine months of 2001, from $2.78 million, or 35.7% of sales, for the same period in 2000. The first nine months of 2001 includes a $60,000 increase in the Company's bad debt allowance reflecting the risk associated with an increased presence in Europe and India. It also includes legal fees of $104,000 related to the settlement of the Aicello lawsuit and the ancillary costs to terminate the case. As part of this settlement, the Company incurred royalty costs to Aicello of $75,000. The Company also added a Marketing Director in the fourth quarter of 2000. The balance of the change was due to increased sales and marketing costs related to trade shows and advertising, partially offset by severance costs of $85,000 associated with the resignation of its CEO on February 7, 2000 and a $149,000 write-off in September 2000 for the liquidation of Chromaline Europe S.A.

         Research and Development Expenses. Research and development expenses during the first nine months of 2001 were $599,000, or 7.4% of sales, versus $585,000, or 7.5% of sales, for the same period in 2000. The Company incurred incremental costs of $57,000 in 2001 for the operation of its lab in Lakeville, Minnesota, purchased as part of the Nichols acquisition. These higher costs were offset by lower expenses for production trials and travel.

         Interest Income. Interest income decreased to $39,000 for the first nine months of 2001 compared to $68,000 for the same period in 2000. The decrease was due to the utilization of invested cash resources for an additional $75,000 investment in Apprise Technologies of Duluth, Minnesota. The Company also made a prepaid royalty payment to Aicello Corporation of $150,000 in February 2001. It also includes investments in inventory for the Nichols chemical product line, ultraviolet light measuring devices being manufactured by Apprise and sold by Chromaline, and inventory for a dry film product used for photopositive development from a laser printer being sold by the Company under terms of a distribution agreement with Mile High Engineering of Denver, Colorado.

         Income Taxes. An income tax benefit of $9,000 was recorded for the nine months ended September 30, 2001, for an effective rate of 38%, compared to an income tax expense of $197,000, or an effective rate of 38%, for the same period in 2000. The difference in the effective rate is due to permanent differences for allowable tax deductions including foreign sales corporation credits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, research and development expenditures, the Nichols acquisition in June 2000 and an investment in Apprise Technologies of Duluth, Minnesota in 2001.

         Cash and cash equivalents were $458,000 and $276,000 at September 30, 2001 and September 30, 2000, respectively. The Company generated $176,000 in cash from operating activities during the nine months ended September 30, 2001, and generated $345,000 for the same period in 2000. Cash generated by operating activities is primarily provided by net income (loss) as adjusted for non-cash depreciation. During the first nine months of 2001, trade receivables decreased by $70,000 reflecting limited sales growth and an increased effort to reduce days sales outstanding (DSO). Prepaid expenses increased $69,000 reflecting a $150,000 prepaid royalty to Aicello in February 2001. Inventories increased $213,000 due to an increase in raw materials and finished goods for several new product launches. Accounts payable increased $35,000 and accrued expenses increased $22,000.

         For the nine months ended September 30, 2000, trade receivables decreased $231,000 due to increased collections and the write-off of the receivable from the liquidated Chromaline Europe, S.A. organization. Prepaid expenses increased $207,000 reflecting certain marketing expenses. Inventories increased $215,000 due to raw materials and the new Nichols chemical line purchased in June 2000. Accounts payable decreased $53,000 reflecting the timing of payments. Accrued expenses decreased $3,000 during the first nine months of 2000. Accrued legal costs decreased $28,000 during the same period of 2000. Income tax payable decreased $55,000 reflecting quarterly federal and state tax deposits. Income tax receivable decreased $51,000 over the first nine months of 2001 reflecting an over deposit of federal and state taxes in 2000.

         The Company generated $211,000 and used $766,000 in cash for investing activities during the nine months ended September 30, 2001 and September 30, 2000, respectively. The Company participated in a bridge loan to Apprise Technologies of Duluth, Minnesota for $75,000 in February 2001. This loan was converted to stock and warrants in Apprise on April 30, 2001. The Company previously purchased stock and warrants in Apprise for $112,500 in August 2000, bringing the total investment in Apprise to $187,500. During the first half of 2001, the Company sold a certain number of its investment holdings in general revenue obligation bonds. These proceeds were used to participate in the Apprise bridge loan. These proceeds also funded the $150,000 prepaid royalty to Aicello as part of the license agreement entered into pursuant to the lawsuit settlement and funded the $73,000 prepaid production costs to Apprise for the radiometer project. The funds used during the first nine months of 2000 were primarily for the acquisition of Nichols in June 2000. During the nine months ended September 30, 2001 and September 30, 2000, net cash used for investing activities for plant and equipment was $159,000 and $156,000, respectively.

         The Company generated no additional cash financing activities during the first nine months of 2001. During the same period in 2000, the Company purchased 1,729 shares of its common stock on the open market.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit and there is no debt outstanding under this line as of September 30, 2001.

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

CAPITAL EXPENDITURES

         Through September 30, 2001, the Company had spent $158,695 on capital expenditures in 2001. This spending included plant equipment, marketing-related equipment and business software.

         Commitments for capital expenditures of $50,000 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. The Company is progressing with its plans to replace its business software in 2001 in order to improve internal reporting for decision-making purposes and improve the efficiency of administrative and manufacturing operations. The cost of this project is estimated to be $140,000, with $81,000 expended during the third quarter. The remaining commitments are expected to be funded with cash generated from operating activities.


ACCOUNTING PRONOUNCEMENT

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales for the three months ended September 30, 2001. This compares with foreign sales accounting for 28% of total sales during the same period in 2000. Sales to foreign markets for the nine months ended September 30, 2001 were 32% of total sales compared to 31% for the same period in 2000. Foreign sales in the third quarter of 2001 were higher as a percentage of total sales from the second quarter of 2001 due to continued strong sales in Europe combined with lower sales to the domestic United States markets. Foreign sales in 2000 were impacted by the strong U.S. dollar resulting in lower selling prices. The weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Eurodollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2001.

FUTURE OUTLOOK

         Chromaline has invested over 6% of its sales dollars for the past several years in research and development. The Company plans to continue its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities. In addition to its film, emulsion and self-adhesive products, Chromaline's research and development efforts will also focus on improving the efficiency of its automated photo developers for the decorative sand blasting product line.

         In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

         In January 2001, the Company formed a marketing alliance with The Slee Corporation of Chicago, Illinois. Under the terms of the agreement, the Company's PhotoBrasive Systems division becomes a "Master Distributor" of Slee's Crystal Edge Recognition series of glass and crystal products. Slee is an industry leader in crystal recognition products world-wide and will continue to market and sell its products through its organization. This arrangement enhances the Company's product offerings as a one-stop purchasing option for its customers.

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

         In January 2001, the Company announced it had signed a co-exclusive licensing agreement with Aicello Chemical Co. Ltd. of Japan and Aicello North America, Inc. ending the patent litigation between the parties. Under the terms of the agreement, Aicello North America and Chromaline's PhotoBrasive division are the sole legal North American distributors of the photo resist technology patented by the Aicello Chemical Co. Aicello will receive certain royalties under the agreement, terminate its lawsuit against Chromaline and may distribute certain Chromaline products. This action represented an end to the legal expenses incurred by the Company related to the suit of approximately $600,000 over the past four years. The Company has now re-introduced its ImagePro Super products that were previously withdrawn from the market. The Company plans to vigorously market these products and defend its North American legal rights to practice the core technology of the photo resist market.

         During the first nine months of 2001, the Company has collaborated with Apprise Technologies of Duluth,, Minnesota to develop an ultraviolet light measuring device being sold under the name of U.V. Minder. This product is being marketed to printers and other technology companies requiring strict and repeatable light tolerances for consistent product output. The next generation of this product is currently being developed which the Company believes will have a broader range of applications.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2001:


Exhibit                    Description
-------                    -----------
    3.1  Restated Articles of Incorporation of Company, as amended.(1)
    3.2  By-Laws of the Company, as amended.(1)
   11    Computation of Net Earnings per Common Share


         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended September 30, 2001.










--------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                           THE CHROMALINE CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE CHROMALINE CORPORATION


DATE:  November 13, 2001                By: /s/ Jeffery A. Laabs
                                           ----------------------------------------------------------
                                           Jeffery A. Laabs,
                                            Chief Financial Officer, Treasurer and Secretary
                                            (Duly authorized officer and
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