Form 10KSB
period 2001-12-31
CHROMALINE CORP
filed 2002-03-22
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Fiscal Year Ended December 31, 2001

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

                        Commission file number 000-25727
                                               ---------

                           THE CHROMALINE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Minnesota                                    41-0730027
                -------------                                 ------------
       (State or other jurisdiction of                       (I.R.S. employer
       incorporation or organization)                      identification no.)

              4832 Grand Avenue
              Duluth, Minnesota                                  55807
            ---------------------                               -------
  (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:           (218) 628-2217
                                                              --------------

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were: $10,752,133

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was $2,622,193, based on the average of the closing bid and asked prices for the issuer's Common Stock on such date as reported on the Nasdaq SmallCap Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value
- 1,270,527 issued and outstanding as of February 28, 2002.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company. Forward-looking statements are only predictions or statements of intention subject to risks and uncertainties and actual events or results could differ materially from those projected. Factors that could cause actual results to differ include the risks, uncertainties and other matters set forth below under the caption "Factors that May Affect Future Results" and the matters set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-KSB.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

         Over the past four years, Chromaline has completed building additions which added additional manufacturing and warehouse space and has installed equipment which doubled the Company's coated film production capacity. During this period, the Company has grown by introducing new products, including:

         o Chroma/Tech SR - a new solvent resistant pure photopolymer emulsion.

         o        Magna/Cure UDC 2 and 3 - universal dual cure emulsions.

         o Chroma/Tech PL-2 - pure photopolymer emulsion for use with plastisol inks.

         o        Magna/Cure UDC-HV - universal dual cure with high viscosity.

         o MAX-R emulsion - for maximum resistance to water or solvent base inks.

         o PHAT film - for screen printing images that require 100 microns to 700 microns of new high density plastisol inks.

         o DuraMask - an additional improved photoresist film for the decorative sandblasting industry.

         o UDC-ACE emulsion - screen emulsion for use in automatic coating machines.

         o Reflex gelatin film - image transfer film for use in electronic and circuit board printing.

         o Spike 420 CT - pure photopolymer emulsion for use with plastisol inks.

         o        Spike 420 UDC - universal dual cure emulsion.

         o ImagePro Red - improved photoresist film for the decorative sandblasting industry.

         o UltraPro - self-adhesive film for the decorative sandblasting industry.

         o BAT - blastable, water-soluble adhesive tape for the decorative sandblasting industry.

         o RapidMask - a quicker-drying photoresist film for the sandcarving industry.

         o AccuArt - a waterproof ink jet printer film used for the creation of film positives in the printing industry.

         o U.V. Minder - a radiometer/dosimeter for measuring and testing U.V. exposure units.

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

DISTRIBUTION

         The Company currently has approximately 140 domestic and international distributors. Chromaline sells its products through non-exclusive distributors in competitive markets, such as the United States, Canada and Mexico. The Company has exclusive distribution arrangements in markets such as South and Central America, Australia, South Africa, Canada, India and other Asian countries. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor or dealer to service their account. The Company serves the European market entirely through direct sales. In addition, Chromaline markets and sells its products through magazine advertising, trade shows and the internet.

         Chromaline has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues.

QUALITY CONTROL IN MANUFACTURING

         In March 1994, Chromaline became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997 and 1999. Chromaline's quality function goal is to train all employees properly in both their work and in the importance of their work. Responsibility for efficient and correct work has meant that authority for proposing changes has been given to all employees. Internal records of quality-related graphs and tables are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers' needs.

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

         Chromaline spent 7.4% of sales ($793,000) on research and development in 2001 and 7.6% ($786,000) in 2000. In its research program, Chromaline has developed unique light sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2003 and 2017. The Company also has three United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within Chromaline, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees and confidentiality agreements with vendors. In its product development program, Chromaline is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of Chromaline products for different climatic zones.

         In addition to its patents, the Company has various trademarks including the "Chromaline," "PhotoBrasive" and "Nichols" trademarks.

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

EMPLOYEES

         As of February 28, 2002, the Company had approximately 70 full-time employees, all of whom are located at the Company's headquarters in Duluth, Minnesota with the exception of one employee located in Lakeville, Minnesota and three outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2.  PROPERTY

         The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. Shipping and distribution for the Company operates from a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. The Company also leases a small lab facility in Lakeville, Minnesota and warehouse space at two locations in Superior, Wisconsin.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol CMLH. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company's Common Stock as reported on both markets for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                                  HIGH             LOW
                                                                                  ----             ---
FISCAL YEAR ENDED DECEMBER 31, 2001:
     First Quarter............................................................    $5.25            $4.63
     Second Quarter...........................................................     5.00             3.25
     Third Quarter............................................................     4.20             3.20
     Fourth Quarter...........................................................     3.80             2.62

FISCAL YEAR ENDED DECEMBER 31, 2000:
     First Quarter............................................................    $7.50            $6.00
     Second Quarter...........................................................     7.25             4.00
     Third Quarter............................................................     6.44             5.00
     Fourth Quarter...........................................................     5.13             4.75

         As of February 8, 2002, the Company had approximately 450 shareholders of record. The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2001 and 2000 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2001 and 2000.

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

o The belief that the Company's new distribution agreement in China will lead to increased sales in that market--This belief may be impacted by economic, political and social conditions in China, the emphasis placed on selling the Company's products by the Chinese distributor and the results of such emphasis, and changes in competitive conditions or other barriers to entry or expansion in the Chinese market.

o The Company's plans for achieving increased sales in its abrasive etching markets--These plans may be impacted by economic, political and social conditions in domestic or foreign markets, changes in competitive conditions or other barriers to entry or expansion in these markets and delays in the development of new products.

o The belief that the Company's current financial resources, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company's low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company's ability to fund operations--Changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

o The Company's plans to continue to invest in research and development efforts and the expected focus and results of such efforts--These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances or other changes in competitive conditions.

o The Company's belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant--This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company's international sales.

o The Company's efforts to grow its international business--These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

o The Company's plan to seek acquisitions--This plan may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Sales. The Company's net sales increased 3.7% to $10.8 million in 2001, compared to net sales of $10.4 million in 2000. Sales in the United States were stable at $7.5 million. Sales to the screen printing industry in the United States, particularly in the electronics industry, were weak in 2001 due to the domestic economic recession. This weakness was offset by increases in crystal glass sales in the awards and engraving market. Also contributing to the increase in sales was an increase in sales of the Company's PhotoBrasive film products. This was the result of the full re-introduction of film products covered by the Company's patent infringement lawsuit with Aicello that was settled in January 2001. International sales increased 13.6% to $3.3 million in 2001, reflecting a full year of operation without Chromaline Europe, S.A. ("CESA"), the former European master distributor of the Company's products in which the Company owned a 19.5% interest. CESA filed for bankruptcy in September 2000 and its relationship with the Company was terminated. The Company is now selling directly to those customers previously serviced by CESA. The Company believes this is a significant improvement due to the increased margins associated with these direct sales.

         Cost of Goods Sold. Cost of goods sold was $6.2 million, or 57.8% of sales, in 2001 and $5.5 million, or 52.9% of sales, in 2000. The increase in cost of goods sold was due to a shift in the Company's product mix within its domestic U.S. market. Specifically, there was an increase in crystal glass sales that have lower margins accompanied by a reduction in higher-margin film sales within the screen printing industry due to the domestic economic recession. The increase in cost of goods sold also reflects higher raw material costs, specifically for mylar and resins, as a result of volatile world petroleum prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.1 million, or 38.0% of sales, in 2001 from $3.8 million, or 36.5% of sales, in 2000. This was due in part to the Company increasing its bad debt allowance by $68,000 to reflect the risk associated with an increased presence in Europe and India. The Company also incurred $103,000 in royalty costs pursuant to the license agreement signed with Aicello in January 2001. In addition, the Company evaluated the remaining $197,000 of goodwill associated with the June 2000 acquisition of Nichols & Associates against its future cash flows and determined that it was impaired. The Company expensed the remaining $197,000 of this goodwill during 2001. These increases in expenses were partially offset as a result of the culmination of the Aicello litigation in January 2001, as the Company had spent $169,000 in legal fees on this lawsuit during 2000.

         Research and Development Expenses. Research and development expenses were $793,000, or 7.4% of sales, in 2001 compared to $786,000, or 7.6% of sales, in 2000.

         Interest Income. Interest income decreased to $35,000 for 2001, compared to $61,000 for 2000. The decrease was due in part to the utilization of invested cash resources for an additional $75,000 investment in Apprise Technologies of Duluth, Minnesota, and a prepaid royalty payment of $150,000 made to Aicello in February 2001. The decrease also relates to investments in inventory for the Nichols chemical product line, ultraviolet light measuring devices being manufactured by Apprise and sold by Chromaline, and inventory for a dry film product used for photopositive development from an ink jet printer being sold by the Company under the AccuArt label.

         Income Taxes. An income tax benefit of $92,000 was recorded for 2001, for an effective rate of 30.9%, compared to an income tax expense of $109,000, for an effective rate of 29.9%, for 2000. The difference in the effective rate is due to permanent differences for allowable tax deductions, including foreign sales corporation credits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $544,000 and $71,000 at December 31, 2001 and December 31, 2000, respectively. The Company generated $356,000 in cash from operating activities during 2001 and $183,000 during 2000. Cash generated from operating activities is primarily provided by net income or loss, as adjusted for various non-cash items including deferred taxes and depreciation. As described above, during 2001 the Company had a non-cash charge of $197,000 for the write-off of goodwill associated with the Nichols acquisition that was deemed to be impaired. During 2001, trade receivables decreased by $166,000 reflecting an increased effort to reduce the number of days that sales are outstanding. Prepaid expenses in 2001 decreased by a moderate $10,000. Inventories increased by $80,000 during 2001 reflecting new product launches for the AccuArt film line and the U.V. Minder measuring devices. For 2001, the Company experienced an income tax benefit reflecting its operating loss for the year. While it will receive an income tax refund, it is lower than the refund received in 2000 and is reflected in the $98,000 decrease in the Company's income tax receivable. Accounts payable decreased by $62,000 in 2001 reflecting normal variations in spending patterns. Accrued expenses decreased by $23,000 in 2001 reflecting lower payroll and fringe benefit requirements and legal fees.

         The Company provided $116,000 and used $686,000 in cash for investing activities during 2001 and 2000, respectively. Net cash used for investing activities was utilized, in part, for plant and equipment. In addition, the Company replaced its business software in 2001. These expenditures amounted to $259,000 and $164,000 in 2001 and 2000, respectively. During the first quarter of 2001, the Company sold a portion of its securities holdings to fund the $150,000 royalty payment to Aicello and an additional investment of $75,000 in Apprise Technologies. During the fourth quarter of 2001, the Company sold its preferred security stock holdings and purchased general revenue obligation bonds in certain municipalities and school districts. During 2000, the Company purchased preferred stock holdings in certain investment and utility companies. The Company used $609,000 and $277,000 in cash for the purchase of these marketable securities during 2001 and 2000, respectively. The Company generated $1.0 million and $311,000 in cash from the sale of such marketable securities during 2001 and 2000, respectively. Any unrealized gains or losses are included in other comprehensive income. As described above, the Company increased its interest in Apprise Technologies in 2001 by $75,000. During 2000, the Company purchased its initial interest in Apprise Technologies, consisting of stock and warrants, for $112,500. Among other activities, Apprise is conducting research in ultraviolet light technology that complements the markets served by the Company. The interest in Apprise would amount to approximately 6.4% of that company if all warrants were exercised. In June 2000, the Company purchased the assets and assumed a portion of the liabilities of Nichols for $455,000 cash. Nichols produces an environmentally friendly line of screen preparation and cleaning products that complements the products Chromaline currently sells.

         The Company used $132,000 in cash during 2000 for the repurchase of 26,429 shares of its outstanding common stock under its on-going stock repurchase program. No shares were repurchased during 2001.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit to a material extent and there was no debt outstanding under this line as of December 31, 2001 or 2000.

         The Company believes that current financial resources, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The Company also believes that its low debt levels and available line of credit make it unlikely that a decrease in demand for the Company's products would impair the Company's ability to fund operations. Future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

CAPITAL EXPENDITURES

         The Company spent $259,000 on capital expenditures during 2001. This spending included manufacturing equipment upgrades to improve efficiency and reduce operating costs, building facility upgrades and new vehicles under its rotating replacement policy. The Company also replaced its business software in order to improve internal reporting for decision-making purposes and improve the efficiency of administrative and manufacturing operations.

         Commitments for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. These commitments are expected to be less than 2001 capital expenditures and will be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% and 27% of total sales during 2001 and 2000, respectively. Foreign sales in 2001 reflected higher sales to the European region subsequent to the liquidation of Chromaline Europe, S.A. (CESA). This opened up the European market for direct sales by the Company to those customers formerly served by CESA. Foreign sales in 2000 were impacted by strong competitive forces resulting in lower selling prices. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Eurodollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2001.

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

         In October 2001, the Company entered into a strategic alliance and distribution agreement with Digital IMS of Lincoln, Nebraska. Digital IMS has developed a point-of-sale web site for businesses to use to manage their customer and distribution network. Chromaline is actively marketing this product into the screen printing industry.

ACCOUNTING PRONOUNCEMENTS

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that the Company has no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized after December 31, 2001; however, these assets must be reviewed for impairment at least annually. As of December 31, 2001, the Company did not have any goodwill or other intangibles with an indefinite life. As such, the Company does not expect the adoption of SFAS No. 142 to have a material impact on its operating results and financial condition.

ITEM 7.  FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
The Chromaline Corporation

We have audited the accompanying balance sheets of The Chromaline Corporation (the Company) as of December 31, 2001 and 2000 and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Chromaline Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP



Minneapolis, Minnesota
February 6, 2002

THE CHROMALINE CORPORATION

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                   2001         2000
ASSETS

Current Assets:
   Cash and cash equivalents ................................................   $  543,679   $   71,493
   Marketable securities ....................................................      237,154      664,156
   Trade receivables, less allowance for doubtful accounts of $100,000 and
     $32,400, respectively ..................................................    1,472,982    1,639,046
   Inventories ..............................................................    1,605,670    1,525,993
   Prepaid expenses and other assets ........................................      118,178      128,369
   Income tax refund receivable .............................................      133,030      231,110
   Deferred taxes (Note 4) ..................................................       68,000       59,000
                                                                                ----------   ----------
           Total current assets .............................................    4,178,693    4,319,167

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building ........................................................    1,355,588    1,333,787
   Machinery and equipment ..................................................    2,189,159    2,389,498
   Office equipment .........................................................    1,036,077      635,590
   Vehicles .................................................................      223,265      241,631
                                                                                ----------   ----------
                                                                                 4,804,089    4,600,506
   Less accumulated depreciation ............................................    3,501,330    3,191,974
                                                                                ----------   ----------
                                                                                 1,302,759    1,408,532

PATENT, net of amortization of $32,788 and $23,965, respectively ............       76,490       85,502

GOODWILL, net of amortization ...............................................                   211,214

NONCOMPETE AGREEMENT, net of amortization of $10,000 and $3,334,
   respectively .............................................................       90,000       96,666

DEFERRED TAXES (Note 4) .....................................................      213,000      105,000

OTHER .......................................................................      187,500      112,500
                                                                                ----------   ----------

                                                                                $6,048,442   $6,338,581
                                                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $   297,556     $   359,081
   Accrued compensation                                                                     143,338         167,075
   Other accrued expenses                                                                    27,508          26,488
                                                                                        -----------     -----------
           Total current liabilities                                                        468,402         552,644

CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares;
     issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,271,627                                                       127,163         127,163
   Additional paid-in capital                                                             1,293,460       1,293,460
   Retained earnings                                                                      4,170,246       4,376,147
   Accumulated other comprehensive loss                                                     (10,829)        (10,833)
                                                                                        -----------     -----------
         Total stockholders' equity                                                       5,580,040       5,785,937
                                                                                        -----------     -----------
                                                                                        $ 6,048,442     $ 6,338,581
                                                                                        ===========     ===========


See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            2001            2000
SALES ...............................................   $ 10,752,133    $ 10,367,270

COSTS AND EXPENSES:
   Cost of goods sold ...............................      6,209,505       5,488,267
   Selling, general, and administrative .............      4,081,635       3,790,149
   Research and development .........................        793,484         785,969
                                                        ------------    ------------
                                                          11,084,624      10,064,385
                                                        ------------    ------------
(LOSS) INCOME FROM OPERATIONS .......................       (332,491)        302,885

INTEREST INCOME .....................................         34,590          61,122
                                                        ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES ...................       (297,901)        364,007

FEDERAL AND STATE INCOME TAXES (BENEFIT) (Note 4) ...        (92,000)        109,000
                                                        ------------    ------------

NET (LOSS) INCOME ...................................   $   (205,901)   $    255,007
                                                        ============    ============

(LOSS) EARNINGS PER SHARE:
   Basic ............................................   $      (0.16)   $       0.20
                                                        ============    ============
   Diluted ..........................................   $      (0.16)   $       0.20
                                                        ============    ============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic ............................................      1,271,627       1,295,239
                                                        ============    ============
   Diluted ..........................................      1,271,627       1,301,311
                                                        ============    ============

See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                            COMMON STOCK      ADDITIONAL              COMPREHENSIVE
                                                       --------------------    PAID-IN     RETAINED       INCOME        TOTAL
                                                         SHARES     AMOUNT     CAPITAL     EARNINGS       (LOSS)        EQUITY

BALANCE AT DECEMBER 31, 1999                            1,298,056  $129,806   $1,320,416  $4,223,108  $     (11,855)  $5,661,475

   Net income                                                                                255,007                     255,007
   Unrealized loss on available-for-sale investments                                                          1,022        1,022
                                                                                                                      ----------
   Total comprehensive income                                                                                            256,029
   Repurchase of 26,429 shares of common stock            (26,429)   (2,643)     (26,956)   (101,968)                   (131,567)
                                                       ----------  --------   ----------  ----------  -------------   -----------

BALANCE AT DECEMBER 31, 2000                            1,271,627   127,163    1,293,460   4,376,147        (10,833)   5,785,937

   Net loss                                                                                 (205,901)                   (205,901)
   Unrealized gain on available-for-sale investments                                                              4            4
                                                                                                                      ----------
   Total comprehensive income                                                                                           (205,897)
                                                       ----------  --------   ----------  ----------  -------------   ----------

BALANCE AT DECEMBER 31, 2001                            1,271,627  $127,163   $1,293,460  $4,170,246  $     (10,829)  $5,580,040
                                                       ==========  ========   ==========  ==========  =============   ==========


See notes to financial statements.

THE CHROMALINE CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                             2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                      $ (205,901)   $  255,007
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                           382,045       435,082
     Writeoff of goodwill                                                    196,647
     Noncash charge - Chromaline Europe investment                                          53,997
     (Gain) loss on disposal of assets                                       (10,172)          202
     Deferred income taxes                                                  (117,000)      (92,000)
     Changes in working capital components:
       (Increase) decrease in:
         Trade receivables                                                   166,064        41,772
         Prepaid expenses and other assets                                    10,191       (46,705)
         Inventories                                                         (79,677)     (218,604)
         Income taxes refund receivable                                       98,080      (231,110)
       (Decrease) increase in:
         Accounts payable                                                    (61,525)      101,726
         Accrued expenses                                                    (22,717)      (34,189)
         Accrued legal costs                                                               (27,813)
         Income taxes payable                                                              (54,838)
                                                                          ----------    ----------
           Net cash provided by operating activities                         356,035       182,527

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (259,230)     (164,174)
   Proceeds on sale of property and equipment                                 23,375        26,827
   Purchases of marketable securities                                       (609,386)     (277,073)
   Proceeds from sale of marketable securities                             1,036,392       311,399
   Purchase of investments                                                   (75,000)     (127,765)
   Purchase of assets net of liabilities assumed                                          (455,026)
                                                                          ----------    ----------
           Net cash used in investing activities                             116,151      (685,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of company stock                                                            (131,567)
                                                                          ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         472,186      (634,852)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                71,493       706,345
                                                                          ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  543,679    $   71,493
                                                                          ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid for income taxes                                             $   57,133    $  394,948
                                                                          ==========    ==========


See notes to financial statements.

THE CHROMALINE CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

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

        Forty percent and forty-one percent, respectively, of the Company's accounts receivable at December 31, 2001 and 2000 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. No receivable from a single unrelated customer exceeded 10% of total accounts receivable at December 31, 2001 and 2000, and no single customer represented greater than 10% of total revenue in 2001 or 2000.

        A summary of the Company's significant accounting policies follows:

        Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds in which carrying value approximates market value because of the short maturity of these instruments.

        Marketable Securities - Marketable securities are classified as available-for-sale securities and consist primarily of municipal revenue bonds and preferred stock that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are carried at fair market value with changes in fair value recorded in comprehensive income.

        Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $212,000 and $190,000 higher than reported at December 31, 2001 and 2000, respectively. The major components of inventory are as follows:

                                             2001           2000
        Raw materials                    $   638,424    $   550,340
        Work-in-progress                     236,493        326,266
        Finished goods                       942,301        839,507

        Reduction to LIFO cost              (211,548)      (190,120)
                                         -----------    -----------

                Total inventory          $ 1,605,670    $ 1,525,993
                                         ===========    ===========

        Depreciation - Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

                                                                    Years
                           Building                                   25
                           Machinery and equipment                     5
                           Office equipment                            5
                           Vehicles                                    3

        Goodwill - Goodwill represents the excess of the purchase price and related costs over the fair value of the net assets of the business acquired. Goodwill was being amortized on a straight-line basis over 15 years. As described in Note 5, the Company determined its goodwill was impaired and wrote down the remainder of the goodwill in fiscal 2001.

        Noncompete Agreement - The Company's policy is to amortize the asset using the straight-line method over the term of the agreement.

        Other Assets - Other assets consist of a $187,500 investment in Apprise Technologies, Inc. This investment is accounted for on the cost method. One of the Company's directors is the CEO of Apprise Technologies, Inc.

        Patent - The Company purchased a patent in 1998 for $109,467. Amortization of the patent is computed using the straight-line method over its remaining estimated useful life of 12 years.

        Impairment of Long-Lived Assets - Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be measured. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, other than the goodwill impairment discussed in Note 5, management has determined that no other impairment of these assets exists.

        Revenue Recognition - The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales.

        Income Taxes - Deferred income taxes are provided on an asset and liability method. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

        Shares used in the calculation of diluted EPS are summarized below:

                                                                    2001           2000
        Weighted average common shares outstanding                1,271,627      1,295,239
        Dilutive effect of stock options                                             6,072
                                                                 ----------     ----------
        Weighted average common and common equivalent shares
          outstanding                                             1,271,627      1,301,311
                                                                 ==========     ==========

        Options to purchase 144,075 and 72,400 shares of common stock were outstanding during the years ended December 31, 2001 and 2000, respectively, but were excluded from the computation of common stock equivalents because they were antidilutive.

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

        Foreign Operations - The Company markets in Europe, Latin America, Asia, and other parts of the world. Foreign sales approximated 30% and 27% of total sales in 2001 and 2000, respectively.

        In December 1996, the Company purchased a 19.5% interest in Chromaline Europe, S.A., a French corporation. On January 2, 1997, the Company sold the assets of the French representative office to Chromaline Europe, S.A for an amount that approximated cost. This investment was accounted for at cost. In fiscal 2000, Chromaline Europe, S.A. filed bankruptcy causing the Company to write off the $53,997 investment and $95,000 in receivables due from Chromaline Europe, S.A. In 2000, less than 10% of total sales were made to Chromaline Europe, S.A.

        Line of Credit - The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.25% points over 30-day LIBOR. There was no outstanding balance at December 31, 2001 and 2000.

        Reclassification - Certain reclassifications were made to the 2000 financial statements to conform to the 2001 presentation. These reclassifications had no impact on net income or stockholders' equity as previously reported.

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized after December 31, 2001; however, these assets must be reviewed for impairment at least annually. As of December 31, 2001, the Company did not have any goodwill or other intangibles with an indefinite life. As such, the Company does not expect the adoption of SFAS No. 142 to have a material impact on its operating results and financial condition.


2.      CONTINGENCIES

        The Company was a defendant in a claim filed in the United States District Court, Western District of Washington at Seattle, in which the claimant alleged that certain of the Company's products infringe on two U.S. patents owned by the claimant. During the years ended December 31, 2001 and 2000, approximately $112,000 and $169,000 were charged to expense related to this matter.

        Based upon a settlement agreement reached in January 2001, the plaintiff dismissed the suit. In connection with this settlement, the Company entered into a license agreement and agreed to pay royalties primarily based on future sales of products subject to the license agreement. The license agreement also requires the Company to prepay minimum royalty payments on February 1, 2001 and June 1, 2002 for $150,000 and $125,000, respectively. The first royalty payment covers sales from February 1, 2001 through May 31, 2002, while the second covers sales from June 1, 2002 through May 31, 2003. Payments are amortized over the appropriate period.


3.      STOCKHOLDERS' EQUITY

        During the year ended December 31, 2000, the Company repurchased 26,429 shares of its common stock for $131,567, which shares now constitute authorized but unissued shares. The Company did not repurchase any shares during the year ended December 31, 2001.


4.      INCOME TAXES

        Income tax (benefit) expense for the years ended December 31, 2001 and 2000 consists of the following:

                                                              2001            2000
        Current:
          Federal                                          $    26,600     $   196,000
          State                                                 (1,600)          5,000
                                                           -----------     -----------
                                                                25,000         201,000
        Deferred                                              (117,000)        (92,000)
                                                           -----------     -----------
                                                           $   (92,000)    $   109,000
                                                           ===========     ===========

        The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% to income before taxes, is reconciled to income tax (benefit) expense as follows:

                                                              2001            2000
        Expected provision for federal income taxes        $  (101,000)    $   127,500
        State income taxes                                      (1,600)         13,500
        Foreign sales corporation                                5,300         (26,500)
        Meals and entertainment                                 11,600          11,500
        Other                                                   (6,300)        (17,000)
                                                           -----------     -----------
                                                           $   (92,000)    $   109,000
                                                           ============    ===========

        Deferred tax assets consist of the following as of December 31, 2001 and 2000:

                                                              2001            2000
        Property and equipment and other assets            $    86,000     $   105,000
        Accrued vacation                                        24,000          24,000
        Inventory                                               49,000          12,000
        Allowance for doubtful accounts                         37,000          12,000
        Allowance for sales returns                              7,000           8,000
        Intangible assets                                       73,000
        Capital loss carryforward                               20,000          20,000
        Other                                                    5,000           3,000
        Valuation allowance                                    (20,000)        (20,000)
                                                           -----------     -----------
                                                           $   281,000     $   164,000
                                                           ===========     ===========

5.      ASSET PURCHASE AND NONCOMPETE AGREEMENT

        In June 2000, the Company acquired certain assets and assumed certain liabilities of Nichols & Associates. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of the tangible and other assets acquired was recorded as goodwill and was being amortized on a straight-line basis over 15 years. Included with the asset purchase was a noncompete agreement entered into by the Company and the owners of Nichols & Associates. Assets acquired, liabilities assumed, and cash consideration paid were as follows:

        Assets acquired:
         Accounts receivable                        $     109,736
         Inventory                                         31,358
         Property and equipment                            65,665
         Goodwill                                         218,497
         Noncompete agreement                             100,000
                                                    -------------
                                                          525,256

        Liabilities assumed -
         Accounts payable                                  70,230
                                                    -------------
        Cash consideration paid                     $     455,026
                                                    =============

        If the acquisition had occurred on January 1, 1999, the pro forma impact on revenues would have been to increase revenues by approximately $300,000 for the year ended December 31, 2000. The pro forma impact on net income and earnings per share is not material. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the net book value of the recorded goodwill against the estimated future cash flows for the Nichols division and determined the goodwill was impaired and thus written off during the year ended December 31, 2001.

6.      PENSION PLAN

        The Company has a defined contribution pension plan which covers substantially all of its employees. The Company contributes an amount equal to five percent of a covered employee's compensation. Total pension expense for the years ended December 31, 2001 and 2000 was approximately $138,000 and $132,000, respectively.

7.      GEOGRAPHIC INFORMATION

        The Company manages and operates its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 2001, the Company had operations established in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2001 and 2000. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                                        2001           2000
        Net sales by geographic area:
         United States                              $  7,526,493   $  7,526,638
         International                                 3,225,640      2,840,632
                                                    ------------   ------------
                                                    $ 10,752,133   $ 10,367,270
                                                    ============   ============

8.      STOCK OPTIONS

        During 1995, the Company adopted a stock incentive plan for the issuance of up to 38,500 shares of common stock. In 1999, the Company increased the number of shares reserved for issuance under this plan to 203,500 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to ten years after the date of grant. Such options generally become exercisable over a one- to three-year period.

        The Company has adopted the disclosure provisions of SFAS No. 123 and has continued to apply APB Opinion No. 25 and related interpretation in accounting for its plan. Accordingly, no compensation cost has been recognized for its plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:

                                                                  2001          2000
        Net (loss) income:
         As reported                                           $  (205,901)   $   255,007
         Pro forma                                                (324,959)       168,178

        Net (loss) income per share (basic):
         As reported                                                (0.16)           0.20
         Pro forma                                                  (0.26)           0.13

        Net (loss) income per share (diluted):
         As reported                                                (0.16)           0.20
         Pro forma                                                  (0.26)           0.13

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

                                                               2001                   2000
        Dividend yield                                              0.0%                  0.0%
        Expected volatility                                        74.4%                 69.3%
        Expected life of option                              five years            five years
        Risk-free interest rate                                     4.7%                  6.4%
        Fair value of each option on grant date              $     2.91            $     3.80

        A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000 and changes during the years ending on those dates is presented below:

                                                        2001                           2000
                                             -------------------------      ------------------------
                                                              Weighted                      Weighted
                                                               Average                       Average
                                                              Exercise                      Exercise
                                               Shares           Price         Shares          Price
        Outstanding at beginning of year        89,450         $7.13            85,279       $7.54
        Granted                                 55,125          4.66            38,000        6.58
        Exercised
        Expired                                 (1,655)         5.45           (33,829)       7.56
                                             ---------                      ----------
        Outstanding at end of year             142,920          6.20            89,450        7.13
                                             =========                      ==========

        The following table summarizes information about stock options outstanding at December 31, 2001:

                                       Options Outstanding                              Options Exercisable
                                -------------------------------                   ------------------------------
                                                     Weighted-
                                     Number           Average        Weighted-        Number           Weighted-
           Range of              Outstanding at      Remaining        Average     Exercisable at        Average
           Exercise               December 31,      Contractual      Exercise      December 31,        Exercise
             Price                    2001             Life            Price           2001              Price
        $      3.67                  13,750             3.32          $3.67
               4.60                  48,125             4.31           4.60
        5.06 - 5.25                   9,475             4.49           5.10
               6.56                  29,500             3.32           6.56             15,155           $6.56
        7.22 - 7.84                   8,300             3.78           7.47              6,100            7.33
               8.18                  20,750             4.32           8.18              6,851            8.18
        9.00 - 9.20                  13,200             4.96           9.15              4,400            9.15
                                    -------                                          ---------
                                    142,920             4.05           6.05             32,506            6.05
                                    =======                                          =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information included in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information included in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information included in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001:

Exhibit                    Description
-------                    -----------
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

 10.1    The Chromaline Corporation 1995 Stock Incentive Plan, as amended.
         (Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB filed with the
         Commission on April 7, 1999 (Registration No. 000-25727).)

 10.5    Revolving Credit Agreement dated April 30, 1999 between the Company and
         M&I Bank. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No.
         000-25727).)

 23      Consent of Deloitte & Touche LLP.

 24      Powers of Attorney.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the registrant during the fourth quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

                            THE CHROMALINE CORPORATION

                            By             /s/ William C. Ulland
                               -------------------------------------------------
                               William C. Ulland, Chairman, Chief Executive
                               Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2002.

                  /s/ William C. Ulland
-----------------------------------------------------
William C. Ulland, Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

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


                                                /s/ William C. Ulland
                                       -----------------------------------------
                                       William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

Exhibit                             Description                                                      Page
-------                             -----------                                                      ----
    3.1  Restated Articles of Incorporation of Company, as amended.................     Incorporated by Reference

    3.2  By-Laws of the Company, as amended........................................     Incorporated by Reference

    4    Specimen of Common Stock Certificate......................................     Incorporated by Reference

   10.1  The Chromaline Corporation 1995 Stock Incentive Plan, as amended..........     Incorporated by Reference

   10.5  Revolving Credit Agreement dated April 30, 1999
         between the Company and M&I Bank..........................................     Incorporated by Reference

   23    Consent of Deloitte & Touche LLP..........................................     Filed Electronically

   24    Powers of Attorney........................................................     Filed Electronically