Form 10QSB
period 2002-03-31
CHROMALINE CORP
filed 2002-05-13
CIK 1083301

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002
                                                        or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  000-25727
                        ---------

                           THE CHROMALINE CORPORATION
--------------------------------------------------------------------------------
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

                                 (218) 628-2217
                            Issuer's telephone number

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

Yes  [X]          No  [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,248,127 shares outstanding as of May 10, 2002.

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                           THE CHROMALINE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


PART I.              FINANCIAL INFORMATION                                                PAGE NO.
                     ---------------------                                                --------
Item 1.                Financial Statements:

                       Balance Sheets
                       as of March 31, 2002 (unaudited) and December 31, 2001                3

                       Statements of Earnings
                       for the Three Months Ended March 31, 2002 and 2001 (unaudited)        4

                       Statements of Cash Flows
                       for the Three Months Ended March 31, 2002 and 2001 (unaudited)        5

                       Notes to Financial Statements (unaudited)                             6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                            8


PART II.            OTHER INFORMATION                                                       12
                    -----------------


                    SIGNATURES                                                              13
                    ----------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CHROMALINE CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                            MARCH 31    DECEMBER 31
                                                                              2002            2001
                                                                            --------    ------------
ASSETS                                                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                             $    187,539   $   543,679
   Marketable securities                                                      238,731       237,154
   Trade receivables, less allowance for doubtful accounts of
     $82,943 and $100,000, respectively                                     1,857,461     1,472,982
   Inventories                                                              1,579,837     1,605,670
   Prepaid expenses and other assets                                          136,260       118,178
   Income tax refund receivable                                               119,372       133,030
   Deferred taxes                                                              68,000        68,000
                                                                         ------------   -----------
           Total current assets                                             4,187,200     4,178,693

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,355,588     1,355,588
   Machinery and equipment                                                  2,195,798     2,189,159
   Office equipment                                                         1,084,337     1,036,077
   Vehicles                                                                   136,094       223,265
                                                                         ------------   -----------
                                                                            4,771,817     4,804,089
   Less accumulated depreciation                                            3,489,243     3,501,330
                                                                         ------------   -----------
                                                                            1,282,574     1,302,759

PATENT, net of amortization of $35,042 and $32,788, respectively               74,236        76,490
NONCOMPETE AGREEMENT, net of amortization of $11,667 and $10,000,
   respectively                                                                88,333        90,000
OTHER                                                                         187,500       187,500
DEFERRED TAXES                                                                213,000       213,000
                                                                         ------------   -----------

                                                                         $  6,032,843   $ 6,048,442
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    283,683   $   297,556
   Accrued compensation                                                       199,455       143,338
   Other accrued expenses                                                      20,481        27,508
                                                                         ------------   -----------
           Total current liabilities                                          503,619       468,402

CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized
   250,000 shares; issued none Common stock, par value
   $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,248,127 shares and
     1,271,627 shares, respectively                                           124,813       127,163
   Additional paid-in capital                                               1,269,489     1,293,460
   Retained earnings                                                        4,147,122     4,170,246
   Accumulated other comprehensive income (loss)                              (12,200)      (10,829)
                                                                         ------------   -----------
         Total stockholders' equity                                         5,529,224     5,580,040
                                                                         ------------   -----------
                                                                         $  6,032,843   $ 6,048,442
                                                                         ============   ===========

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------



                                                        THREE MONTHS
                                                        ENDED MARCH 31
                                                -----------------------------
                                                   2002               2001
SALES                                           $2,782,372        $ 2,858,012

COSTS AND EXPENSES:
   Cost of goods sold                            1,623,687          1,542,514
   Selling, general, and administrative            950,561          1,005,794
   Research and development                        179,322            192,817
                                                ----------        -----------
                                                 2,753,570          2,741,125
                                                ----------        -----------

INCOME FROM OPERATIONS                              28,802            116,887

INTEREST INCOME                                      8,349             18,015
                                                ----------        -----------

INCOME BEFORE INCOME TAXES                          37,151            134,902

FEDERAL AND STATE INCOME
     TAXES                                          14,104             46,500
                                                ----------        -----------

NET INCOME                                      $   23,047        $    88,402
                                                ==========        ===========

EARNINGS PER SHARE:
   Basic                                        $     0.02        $      0.07
                                                ==========        ===========

   Diluted                                      $     0.02        $      0.07
                                                ==========        ===========

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,263,916         1,271,627
                                                ==========        ==========

   Diluted                                       1,263,916         1,275,487
                                                ==========        ==========


See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                            THREE MONTHS
                                                            ENDED MARCH 31
                                                       -----------------------
                                                        2002             2001
CASH FLOWS FROM OPERATING
     ACTIVITIES:

   Net income                                   $     23,047    $      88,402
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                   122,845          104,373
     Gain on disposed assets                         (19,632)
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                          (384,479)        (280,904)
         Prepaid expenses and other assets           (18,082)        (214,956)
         Inventories                                  25,833          (65,544)
         Income tax refund receivable                 13,658
       (Decrease) increase in:
         Accounts payable                            (13,873)         (34,347)
         Accrued expenses                             49,090           41,878
         Income taxes payable                                          51,755
                                                ------------    -------------
           Net cash used in operating
              activities                            (201,593)        (309,343)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                (79,105)          (4,454)
   Net activity in marketable securities              (2,950)         450,588
   Note receivable                                                    (50,000)
                                                ------------    -------------
              Net cash (used in)/provided by         (82,055)         396,134
                 investing activities

CASH FLOWS FRON FINANCING
     ACTIVITIES:
   Re-purchase of company stock                      (72,492)
                                                ------------    -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (356,140)          86,791

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               543,679           71,493
                                                ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    187,539    $     158,284
                                                ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Cash payments for income taxes             $        446    $       5,255
                                                ============    =============


See notes to financial statements.

                           THE CHROMALINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Notes to Financial Statements

     The balance sheet of The Chromaline Corporation (the Company) as of March 31, 2002, and the related statements of earnings and cash flows for the three months ended March 31, 2002 and 2001, have been prepared without being audited.

     In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of March 31, 2002, and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

     The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventory

     The major components of inventory at March 31, 2002 and December 31, 2001 are as follows:



                                                              Mar 31, 2002      Dec 31, 2001
                                                              ------------      ------------
                           Raw materials                      $   606,834       $  638,424
                           Work-in-progress                       265,105          236,493
                           Finished goods                         926,946          942,301
                           Reduction to LIFO cost                (219,048)        (211,548)
                                                              -----------       ----------

                           Total Inventory                    $ 1,579,837       $1,605,670
                                                              ===========       ==========


3.   Stockholders' Equity


                                                                              Three Months Ended
                                                                                March 31, 2002
                                                                                --------------
                  Total Stockholders' Equity-December 31, 2001                  $  5,580,040
                  Net income                                                         $23,047
                  Unrealized loss on available-
                     for-sale investments                                             (1,371)
                                                                                 -----------
                  Comprehensive income                                                21,676
                  Stock re-purchase                                                  (72,492)
                                                                                 -----------

                  Total Stockholders' Equity-March 31, 2002                      $ 5,529,224
                                                                                 ===========

4.   Net Income per Common Share

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the first quarter of 2002 and the same period of 2001. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

         o The Company's plans to continue to invest in research and development efforts and to invest in strategic alliances and the expected focus and results of such investments--These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing strategic partners or other changes in competitive or market conditions.

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

CRITICAL ACCOUNTING POLICIES

         The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies, which Chromaline believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

         Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.

         Inventory. Inventories are valued at the lower rate of cost or market value. The Company monitors its inventory for obsolescence and records reductions in cost when required.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         Sales. The Company's sales during the first quarter of 2002 decreased to $2.78 million, or 2.8%, from the $2.86 million in sales during the same period in 2001. Sales to the domestic screen printing industry fell 14% from the first quarter of 2001 due to continued weakness in the electronics industry. International sales were down 8% from the first quarter of 2001 due to competitive pressures and a weak European economy. Sales of the Company's PhotoBrasive products increased 31% over the first quarter of 2001 due to increased sales of its glass and crystal products as well as higher film sales reflecting a recovery following settlement of the Aicello patent lawsuit in January 2001.

         Cost of Goods Sold. Cost of goods sold during the first quarter of 2002 was $1.62 million, or 58.0% of sales, compared to $1.54 million, or 54.0% of sales, during the same period in 2001. The increase in the first quarter of 2002 was due to a shift in the Company's product mix within its domestic screen printing and decorative sandcarving markets. In the screen printing market, higher margin film sales were replaced by lower margin emulsion sales. In the sandcarving market, sales have increased for crystal glass and for equipment promotions, but both have lower margins than film products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $951,000, or 34.2% of sales, in the first quarter of 2002, from $1,006,000, or 35.2% of sales, for the same period in 2001. Expenses for travel, supplies and commissions were lower in the first quarter of 2002. Expenses during the first quarter of 2002 were also offset by a $19,632 gain from the sale of four of the Company's vehicles. The first quarter of 2001 included a $30,000 increase in the Company's bad debt allowance reflecting the risk associated with an increased presence in Europe and India. The first quarter of 2001 also included legal fees of $25,000 related to the settlement of the Aicello lawsuit.

         Research and Development Expenses. Research and development expenses during the first quarter of 2002 were $179,000, or 6.4% of sales, versus $193,000, or 6.8% of sales, for the same period in 2001. The reduction was due to lower production trial costs and lab supplies.

         Interest Income. Interest income decreased to $8,000 for the first quarter of 2002 compared to $18,000 for the same period in 2001. The decrease was due to the utilization of these cash resources for the Aicello royalty payment and the repurchase of 23,500 shares of the Company's Common Stock in the first quarter of 2002.

         Income Taxes. Income taxes decreased to $14,000, or an effective rate of 38%, during the first quarter of 2002 from $47,000, or an effective rate of 35%, for the first quarter of 2001. The difference in the effective rate was due to permanent differences for allowable tax deductions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures and annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $188,000 and $158,000 at March 31, 2002 and March 31, 2001, respectively. The Company used $202,000 in cash from operating activities during the three months ended March 31, 2002 and used $309,000 in cash during the same period in 2001. Cash used by operating activities is primarily provided by net income as adjusted for non-cash depreciation. During the first three months of 2002, trade receivables increased $384,000 reflecting a normal historical first quarter build up. To a lesser extent, the build up in trade receivables was a result of slower domestic screen print customer payments due to economic conditions. Prepaid expenses increased $18,000 due to higher insurance payments. Inventory levels dropped $26,000. Accounts payable decreased $14,000 and accrued expenses increased $49,000 reflecting quarter end payroll accrual requirements. During the first three months of 2001, trade receivables increased by $281,000 reflecting increased sales of Nichols products and sales to the European region. Prepaid expenses increased $215,000 reflecting a $150,000 prepaid royalty to Aicello as part of the lawsuit settlement discussed earlier. It also reflects $73,000 in prepaid production costs for an ultraviolet radiometer developed by Apprise and marketed by the Company beginning in the second quarter of 2001. Inventories increased $66,000 primarily due to an increase in raw materials. Accounts payable decreased $34,000 and accrued expenses increased $42,000.

         The Company used $79,000 and provided $396,000, in cash for investing activities during the three months ended March 31, 2002 and March 31, 2001, respectively. During the first three months of 2002, the Company purchased $79,000 in capital equipment and business software. During the first quarter of 2001, the Company sold a certain number of its investment holdings in general revenue obligation bonds. These proceeds were used to participate in a $50,000 bridge loan to Apprise Technologies of Duluth, Minnesota that converted into stock and warrants on July 1, 2001. These proceeds also funded the $150,000 prepaid royalty to Aicello as part of the license agreement and funded the $73,000 prepaid production costs to Apprise for the radiometer project.

         During the first quarter of 2002, the Company repurchased 23,500 shares of its outstanding common stock for $72,000. This is an ongoing program in which the Company may repurchase up to 50,000 shares of its common stock on the open market.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit and there was no debt outstanding under this line as of March 31, 2002.

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

CAPITAL EXPENDITURES

         Through March 31, 2002, the Company spent $79,105 on capital expenditures in 2002. This spending included plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's new business software implemented in January 2002, the purchase of a new vehicle under the Company's rotating replacement policy for outside salespeople and improvements to the Company's trade show booths.

         Commitments for additional capital expenditures of $50,000 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of Chromaline's laboratory and research and development to improve measurement and quality control processes. Total 2002 commitments are expected to be less than 2001 capital expenditures and will be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales for the three months ended March 31, 2002. This compares with foreign sales accounting for 37% of total sales during the same period in 2001. Foreign sales decreased as a percentage of total sales in the first quarter of 2002 due to competitive pressures. Foreign sales increased as a percentage of total sales in the first quarter of 2001 primarily due to increased sales volume in the European region. The weakening of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales invoiced and paid in Eurodollars. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of March 31, 2002.

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

         In the fourth quarter of 2000, the Company began distributing a waterproof ink jet printer film for the creation of film positives in the printing industry. This technology positions the Company for growth in the digital market. Acceptance of this film has been high and sales growth is anticipated to continue.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2002:

  Exhibit                    Description
  ------                     -----------
    3.1  Restated Articles of Incorporation of Company, as amended.(1)
    3.2  By-Laws of the Company, as amended.(1)
   11    Computation of Net Earnings per Common Share

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended March 31, 2002.







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


                           THE CHROMALINE CORPORATION


DATE:  May 13, 2002        By: /s/ Jeffery A. Laabs
                           ---------------------------------
                               Jeffery A. Laabs,
                               Chief Financial Officer, Treasurer and Secretary (Duly authorized officer and
                               Principal Financial Officer)

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