Form 10QSB
period 2002-06-30
CHROMALINE CORP
filed 2002-08-13
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002
                                       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Transition Period From                 to
                                                          ---------------
                      .
      ----------------

Commission file number  000-25727
                        ---------

                           THE CHROMALINE CORPORATION
     ---------------------------------------------------------------------
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

                                 (218) 628-2217
                          ----------------------------
                            Issuer's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,248,127 shares outstanding as of August 12, 2002.

             Transitional Small Business Disclosure Format (check one):
Yes  |_|     No  |X|

                           THE CHROMALINE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


PART I.              FINANCIAL INFORMATION                                                              PAGE NO.
                     ---------------------                                                              --------

Item 1.                Financial Statements:

                       Balance Sheets
                       as of June 30, 2002 (unaudited) and December 31, 2001                               3

                       Statements of Operations
                       for the Three Months and Six Months Ended June 30, 2002 and 2001 (unaudited)        4

                       Statements of Cash Flows
                       for the Six Months Ended June 30, 2002 and 2001 (unaudited)                         5

                       Notes to Financial Statements (unaudited)                                           6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                                          8


PART II.            OTHER INFORMATION                                                                     12
                    -----------------


                    SIGNATURES                                                                            14
                    ----------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CHROMALINE CORPORATION
BALANCE SHEETS


                                                                             JUNE 30      DECEMBER 31
                                                                               2002          2001
ASSETS                                                                     (UNAUDITED)

Current Assets:
   Cash and cash equivalents                                             $    210,253   $   543,679
   Marketable securities                                                      241,892       237,154
   Trade receivables, less allowance for doubtful accounts of
     $100,000                                                               2,099,395     1,472,982
   Inventories                                                              1,737,974     1,605,670
   Prepaid expenses and other assets                                          233,172       118,178
   Income tax refund receivable                                                             133,030
   Deferred taxes                                                              68,000        68,000
                                                                         ------------   -----------
           Total current assets                                             4,590,686     4,178,693

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,355,588     1,355,588
   Machinery and equipment                                                  2,217,125     2,189,159
   Office equipment                                                         1,128,074     1,036,077
   Vehicles                                                                   136,094       223,265
                                                                         ------------   -----------
                                                                            4,836,881     4,804,089
   Less accumulated depreciation                                            3,571,766     3,501,330
                                                                         ------------   -----------
                                                                            1,265,116     1,302,759

PATENT, net of amortization of $37,295 and $32,788 respectively                71,983        76,490
NONCOMPETE AGREEMENT, net of amortization of $13,333 and $10,000
   respectively                                                                86,667        90,000
LICENSE AGREEMENTS, net of amortization of $520                                49,480
OTHER                                                                    187,500        187,500
DEFERRED TAXES                                                                213,000       213,000
                                                                         ------------   -----------

                                                                         $  6,464,432   $ 6,048,442
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    422,115   $   297,556
   Line of credit                                                             150,000
   Accrued compensation                                                       154,199       143,338
   Income tax payable                                                          55,945
   Other accrued expenses                                                      19,773        27,508
                                                                         ------------   -----------
           Total current liabilities                                          802,032       468,402

CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized 4,750,000
     shares; issued and outstanding 1,248,127 shares and 1,271,627            124,813       127,163
   Additional paid-in capital                                               1,269,489     1,293,460
   Retained earnings                                                        4,278,363     4,170,246
   Accumulated other comprehensive income (loss)                              (10,265)      (10,829)
                                                                         ------------   -----------
         Total stockholders' equity                                         5,662,400     5,580,040
                                                                         ------------   -----------
                                                                         $  6,464,432   $ 6,048,442
                                                                         ============   ===========


See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS                      SIX MONTHS ENDED
                                                         ENDED JUNE 30                           JUNE 30
                                                ------------------------------    -------------------------------------
                                                   2002               2001                2002              2001

SALES                                           $3,164,255        $ 2,691,234       $   5,946,627    $    5,549,246

COSTS AND EXPENSES:
   Cost of goods sold                            1,771,311          1,509,006           3,394,998         3,051,520
   Selling, general, and administrative          1,015,296          1,030,834           1,965,857         2,036,628
   Research and development                        187,263            208,126             366,585           400,943
                                                ----------        -----------       -------------    --------------
                                                 2,973,870          2,747,966           5,727,440         5,489,091
                                                ----------        -----------       -------------    --------------

INCOME(LOSS) FROM OPERATIONS                       190,385            (56,732)            219,187            60,155

INTEREST EXPENSE                                       170                                    170
INTEREST INCOME                                      9,997              9,642              18,346            27,657
                                                ----------        -----------       -------------    --------------

INCOME(LOSS) BEFORE INCOME TAXES                   200,212            (47,090)            237,363            87,812

FEDERAL AND STATE INCOME
     TAX EXPENSE(BENEFIT)                           68,971            (17,900)             83,075            28,600
                                                ----------        -----------       -------------    --------------

NET INCOME(LOSS)                                $  131,241        $   (29,190)      $     154,288    $       59,212
                                                ==========        ===========       =============    ==============

EARNINGS(LOSS) PER SHARE:
   Basic                                        $     0.11        $     (0.02)      $        0.12    $         0.05
                                                ==========        ===========       =============    ==============

   Diluted                                      $     0.11        $     (0.02)      $        0.12    $         0.05
                                                ==========        ===========       =============    ==============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,248,127          1,271,627           1,256,002         1,271,627
                                                ==========        ===========       =============    ==============

   Diluted                                       1,248,127          1,271,627           1,256,002         1,274,750
                                                ==========        ===========       =============    ==============


See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                           SIX MONTHS
                                                          ENDED JUNE 30
                                                 -----------------------------
                                                       2002            2001
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                   $    154,288    $      59,212
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                   159,805          192,487
     Gain on disposed assets                         (19,632)
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                          (626,413)         (58,960)
         Prepaid expenses and other assets          (114,993)        (130,925)
         Inventories                                (132,304)         (55,979)
       (Decrease) increase in:
         Accounts payable                            124,559         (129,835)
         Accrued expenses                              3,126          (32,114)
         Income taxes payable/receivable             188,975           96,414
                                                ------------    -------------
           Net cash used in operating
              activities                            (262,587)         (59,700)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                (94,169)         (60,209)
   Payment for license agreement                     (50,000)
   Net activity in marketable securities              (4,176)         447,878
   Note receivable                                                    (75,000)
                                                ------------    -------------
           Net cash (used in)/provided by           (148,345)         312,669
                 investing activities

CASH FLOWS FRON FINANCING
     ACTIVITIES:
   Proceeds from revolving credit agreement          150,000
   Re-purchase of company stock                      (72,492)
                                                ------------    -------------
           Net cash provided by                       77,508
              financing activities

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                             (333,426)         252,969

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               543,679           71,493
                                                ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    210,253    $     324,462
                                                ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid (refunded)               $   (105,900)   $     (67,814)
                                                =============   ==============

NON-CASH:
     Loan receivable converted to stock         $               $      75,000
                                                ============    =============



See notes to financial statements.

                           THE CHROMALINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of The Chromaline Corporation (the Company) as of June 30, 2002, and the related statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2001 and 2000, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of June 30, 2002, and the results of operations and cash flows for all periods presented.

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

2.       Inventory

         The major components of inventory at June 30, 2002 and December 31, 2001 are as follows:


                                                              June 30, 2002     Dec 31, 2001
                                                              -------------     ------------

                           Raw materials                      $  678,918        $  638,424
                           Work-in-progress                      281,884           236,493
                           Finished goods                      1,003,720           942,301
                           Reduction to LIFO cost               (226,548)         (211,548)
                                                              -----------       ----------

                           Total Inventory                    $1,737,974        $1,605,670
                                                              ===========       ==========



3.       Stockholders' Equity

                                                                              Six Months Ended
                                                                                June 30, 2002
                                                                                -------------

                  Total Stockholders' Equity-December 31, 2001                  $  5,580,040
                  Net income                           $154,288
                  Unrealized gain on available-
                     for-sale investments                   564
                                                       --------
                  Comprehensive income                                               154,852
                  Stock re-purchase                                                  (72,492)
                                                                              ---------------

                  Total Stockholders' Equity-June 30, 2002                      $  5,662,400
                                                                              ===============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 2002, the six months ended June 30, 2002 and the same periods of 2001. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements made in this Quarterly Report on Form 10-QSB, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

- The Company's belief that the recent draw on its line of credit will be repaid in a short period of time with cash from operations--Changes in anticipated operating results resulting from decreased sales or increased operating expenses, or changes in the Company's anticipated spending requirements, may impact the timing or ability of the Company to make this repayment.

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

- The Company's expectation that total capital expenditures in 2002 will be less than in 2001 and will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of these expenditures may be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses.

- The Company's belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections--This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

- The Company's belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant--This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company's international sales.

- The Company's plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments--These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

- The Company's efforts to grow its international business--These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

CRITICAL ACCOUNTING POLICIES

         The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting policies, which Chromaline believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

         Sales. The Company experienced record sales during the second quarter of 2002 of $3.16 million, which were 17.5% higher than the $2.69 million in sales during the same period in 2001. Sales were strong across most geographical markets and products lines.

         Cost of Goods Sold. Cost of goods sold during the second quarter of 2002 was $1.77 million, or 56.0% of sales, compared to $1.51 million, or 56.1% of sales, during the same period in 2001. Quarter over quarter margins were essentially unchanged, ending the recent decrease the Company has experienced in this area due to a shifting product mix. The Company's sales of higher margin film products increased helping to mitigate the effects of increased sales of lower margin glass and crystal products

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.02 million, or 32.3% of sales, in the second quarter of 2002, from $1.03 million, or 38.3% of sales, for the same period in 2001. Expenses were lower in the second quarter of 2002 due to decreased headcount, travel, legal fees and automobile expenses. These lower expenses were partially offset by higher trade show costs as the Company has increased its presence at industry events in 2002. The second quarter of 2001 included a $15,000 increase in the Company's bad debt allowance. The second quarter of 2001 also included legal fees of $42,000 related to negotiation of an agreement with The Aicello Corporation, N.A. ("Aicello") ending an ongoing its lawsuit.

         Research and Development Expenses. Research and development expenses during the second quarter of 2002 were $187,000, or 5.9% of sales, versus $208,000, or 7.7% of sales, for the same period in 2001. The reduction was due to lower costs for production trials, lab supplies and consulting fees.

         Interest Expense. The Company incurred minimal interest expense on a $150,000 loan drawn from its revolving credit facility on June 20, 2002. This draw funded a $125,000 royalty payment to Aicello, which was the second of two royalty payments required under the agreement made in January 2001.

         Interest Income. Interest income was essentially unchanged at $10,000 for the second quarter of 2002. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes increased to $69,000, or an effective rate of 35%, during the second quarter of 2002, versus an income tax benefit of $18,000, or an effective rate of 38%, for the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

         Sales. The Company's sales during the first six months of 2002 increased to $5.95 million, or 7.2%, from $5.55 million in sales during the same period in 2001. Sales growth in the first quarter was concentrated in our abrasive etching line and in sales to Asia. In the second quarter, the sales growth became more broad-based among geographical markets and product lines.

         Cost of Goods Sold. Cost of goods sold during the first half of 2002 was $3.39 million, or 57.0% of sales, compared to $3.05 million, or 55.0% of sales, during the same period in 2001. The cost of goods sold differential experienced in the first quarter of 2002 of 58.0% of sales versus 54.0% of sales in the first quarter of 2001 improved to approximately 56.0% for the second quarters of both 2002 and 2001. Changes in these costs, both in absolute dollars and as a percentage of sales, are driven primarily by a shift in product mix. During the first quarter of 2002, more lower-margin emulsion and glass was sold compared to the first quarter of 2001. During the second quarter of 2002, the product mix shifted towards higher margin films.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.97 million, or 33.1% of sales, in the first half of 2002, from $2.04 million, or 36.7% of sales, for the same period in 2001. The Company is seeking to control overhead costs in several areas, including headcount, legal fees, travel, supplies and automobile expenses. The first six months of 2001 included a $45,000 increase in the Company's bad debt allowance reflecting the risk associated with an increased presence in Europe and India. It also included legal fees of $104,000 related to negotiation of the agreement with Aicello.

         Research and Development Expenses. Research and development expenses during the first half of 2002 were $367,000, or 6.2% of sales, versus $401,000, or 7.2% of sales, for the same period in 2001. The reduction was due to lower costs for production trials, lab supplies and consulting fees.

         Interest Expense. The Company incurred minimal interest expense on a $150,000 loan drawn from its revolving credit facility on June 20, 2002. This draw funded a $125,000 royalty payment to Aicello, which was the second of two royalty payments required under the agreement made in January 2001.

         Interest Income. Interest income decreased to $18,000 for the first half of 2002 compared to $28,000 for the same period in 2001. The decrease was due to the utilization of invested cash resources for the repurchase of 23,500 shares of the Company's Common Stock in the first quarter of 2002.

         Income Taxes. Income taxes increased to $83,000, or an effective rate of 35%, during the first half of 2002 from $29,000, or an effective rate of 33%, for the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $210,000 and $324,000 at June 30, 2002 and June 30, 2001, respectively. The Company used $263,000 in cash for operating activities during the three months ended June 30, 2002 and used

$60,000 in cash for operating activities during the same period in 2001. Cash used for operating activities is primarily the result of adjusting net income for non-cash depreciation.

         During the first six months of 2002, trade receivables increased to $626,000. The increase in receivables was driven primarily by substantially higher sales over previous periods, as the second quarter of 2002 provided record sales for the Company. International sales were up over 30% in the second quarter. Payment terms for international customers vary, but average 60 to 90 days. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $132,000, mainly in finished goods. Prepaid expenses increased $115,000, primarily due to a $125,000 prepaid royalty payment to Aicello. Accounts payable increased $125,000, reflecting timing of payments for inventory to suppliers. Accrued expenses increased $3,000.

         During the first six months of 2001, trade receivables increased by $59,000, reflecting increased sales of Nichols products and crystal glass and sales to the European region. Prepaid expenses increased $131,000, reflecting a $150,000 prepaid royalty payment to Aicello. Inventories increased $56,000, primarily due to an increase in raw materials. Accounts payable decreased $130,000 and accrued expenses decreased $32,000.

         The Company used $148,000 and provided $313,000, in cash for investing activities during the six months ended June 30, 2002 and June 30, 2001, respectively. During the first six months of 2002, the Company purchased $94,000 in capital equipment and business software. During the first half of 2002, the Company purchased, for $50,000, a license for technology applicable to its abrasive etching business. During the first half of 2001, the Company purchased $60,000 in capital equipment. During this same period, the Company sold a portion of its investment holdings in general revenue obligation bonds. These proceeds were used to participate in a $50,000 bridge loan to Apprise Technologies of Duluth, Minnesota that converted into stock and warrants on July 1, 2001. These proceeds also funded the $150,000 prepaid royalty payment made to Aicello as part of the license agreement and funded the $73,000 in prepaid production costs to Apprise for a radiometer project.

         During the first quarter of 2002, the Company repurchased 23,500 shares of its outstanding Common Stock for $72,000. This is an ongoing program in which the Company may repurchase up to 50,000 shares of its Common Stock on the open market.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company made a $150,000 draw on this line of credit on June 20, 2002, primarily to cover a royalty payment to Aicello. The Company expects to repay this draw within a short period of time, utilizing cash from operations.

         The Company believes that current financial resources, its line of credit, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The Company also believes that its low debt levels and available line of credit make it unlikely that a decrease in demand for the Company's products would impair the Company's ability to fund operations. Future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development or pursuit of marketing opportunities.

CAPITAL EXPENDITURES

         Through June 30, 2002, the Company spent $94,169 on capital expenditures in 2002. This spending included plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's new business software implemented in January 2002, the purchase of a new vehicle under the Company's rotating replacement policy for outside salespeople and improvements to the Company's trade show booths.

         Commitments for additional capital expenditures of $50,000 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Total 2002 commitments are expected to be less than 2001 capital expenditures and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales for the three months ended June 30, 2002. This compares with foreign sales of 28% of total sales during the same period in 2001. Sales to foreign markets for the six months ended June 30, 2002 and 2001 were both 32% of total sales. International sales in the second quarter of 2002 were higher as a percentage to total sales as compared to the same period in 2001. The fluctuation of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Euros. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 2002.

FUTURE OUTLOOK

         Chromaline has invested over 6% of its sales dollars in research and development over the past several years. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

         In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        The Company's Annual Meeting was held April 25, 2002. The shareholders took the following action:

        The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person of by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:



                                                              Votes For         Votes Against    Abstentions
                                                              ---------         -------------    -----------

                           Charles H. Andresen                1,125,307         6,710            27,930
                           David O. Harris                    1,125,307         6,710            27,930
                           Gerald W. Simonson                 1,125,307         6,710            27,930
                           William C. Ulland                  1,125,307         6,710            27.930
                           Rondi Erickson                     1,125,307         6,710            27,930
                           H. Leigh Severance                 1,125,307         6,710            27.930


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002:

Exhibit                    Description
-------                    -----------
    3.1  Restated Articles of Incorporation of Company, as amended.(1)
    3.2  By-Laws of the Company, as amended.(1)
   11    Computation of Net Earnings per Common Share

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended June 30, 2002.



--------
1 Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                           THE CHROMALINE CORPORATION

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE CHROMALINE CORPORATION


DATE:  August 13, 2002                By: /s/ Jeffery A. Laabs
                                          -----------------------------------
                                          Jeffery A. Laabs,
                                          Chief Financial Officer, Treasurer
                                          and Secretary
                                          (Duly authorized officer and
                                          Principal Financial Officer)

                         CERTIFICATION UNDER SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of The Chromaline Corporation.


DATE:  August 13, 2002                By: /s/ William C. Ulland
                                          --------------------------------------
                                          William C. Ulland,
                                          Chairman, Chief Executive Officer and
                                          President


DATE:  August 13, 2002                By: /s/ Jeffery A. Laabs
                                          --------------------------------------
                                          Jeffery A. Laabs,
                                          Chief Financial Officer, Treasurer and
                                          Secretary

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
