Form 10QSB
period 2002-09-30
CHROMALINE CORP
filed 2002-11-13
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002
                                                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  000-25727
                        ---------

                           THE CHROMALINE CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                            41-0730027
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                           identification no.)


         4832 Grand Avenue
         Duluth, Minnesota                                        55807
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)

                                  (218) 628-2217
                            -------------------------
                            Issuer's telephone number

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value -- 1,248,127 shares outstanding as of November 12, 2002.

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           THE CHROMALINE CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB



PART I.              FINANCIAL INFORMATION                                                            PAGE NO.
                     ---------------------                                                            --------

Item 1.                Financial Statements:

                       Balance Sheets
                       as of September 30, 2002 (unaudited) and December 31, 2001                          3

                       Statements of Operations
                       for the Three Months and Nine Months Ended September 30, 2002
                       and 2001 (unaudited)                                                                4

                       Statements of Cash Flows
                       for the Nine Months Ended September 30, 2002 and 2001 (unaudited)                   5

                       Notes to Financial Statements (unaudited)                                           6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                                          8

Item 3.                Controls and Procedures                                                            12

PART II.            OTHER INFORMATION                                                                     13
                    -----------------


                    SIGNATURES                                                                            14
                    ----------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE CHROMALINE CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          SEPTEMBER 30  DECEMBER 31
                                                                              2002         2001
                                                                           (UNAUDITED)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $    436,714   $   543,679
   Marketable securities                                                      246,591       237,154
   Trade receivables, less allowance for doubtful accounts of
     $100,000                                                               2,020,330     1,472,982
   Inventories                                                              1,661,734     1,605,670
   Prepaid expenses and other assets                                          169,112       118,178
   Income tax refund receivable                                                             133,030
   Deferred taxes                                                              68,000        68,000
                                                                         ------------   -----------
           Total current assets                                             4,602,481     4,178,693

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,355,588     1,355,588
   Machinery and equipment                                                  2,213,588     2,189,159
   Office equipment                                                         1,136,024     1,036,077
   Vehicles                                                                   136,094       223,265
                                                                         ------------   -----------
                                                                            4,841,294     4,804,089
   Less accumulated depreciation                                            3,651,808     3,501,330
                                                                         ------------   -----------
                                                                            1,189,486     1,302,759

PATENT, net of amortization of $39,547 and $32,788 respectively                69,731        76,490
NONCOMPETE AGREEMENT, net of amortization of $15,000 and $10,000
   respectively                                                                85,000        90,000
LICENSE AGREEMENTS, net of amortization of $1,302                              48,698
OTHER                                                                         187,500       187,500
DEFERRED TAXES                                                                213,000       213,000
                                                                         ------------   -----------

                                                                         $  6,395,896   $ 6,048,442
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    391,592   $   297,556
   Accrued compensation                                                       224,439       143,338
   Income tax payable                                                           7,059
   Other accrued expenses                                                      24,127        27,508
                                                                         ------------   -----------
           Total current liabilities                                          647,217       468,402

CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none Common stock, par value $.10 per share;
   authorized 4,750,000 shares; issued and outstanding 1,248,127
   shares and 1,271,627                                                       124,813       127,163
   Additional paid-in capital                                               1,269,489     1,293,460
   Retained earnings                                                        4,364,175     4,170,246
   Accumulated other comprehensive income (loss)                               (9,798)      (10,829)
                                                                         ------------   -----------
         Total stockholders' equity                                         5,748,679     5,580,040
                                                                         ------------   -----------
                                                                         $  6,395,896   $ 6,048,442
                                                                         ============   ===========

See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS                           NINE MONTHS
                                                      ENDED SEPTEMBER 30                     ENDED SEPTEMBER 30
                                                ------------------------------      -------------------------------
                                                   2002               2001               2002               2001

SALES                                           $2,970,798        $ 2,519,461        $  8,917,425       $ 8,068,707

COSTS AND EXPENSES:
   Cost of goods sold                            1,758,869          1,505,750           5,153,867         4,557,270
   Selling, general, and administrative            900,750            938,540           2,866,607         2,975,168
   Research and development                        194,088            198,278             560,673           599,221
                                                ----------        -----------        ------------      ------------
                                                 2,853,707          2,642,568           8,581,147         8,131,659
                                                ----------        -----------        ------------      ------------

INCOME(LOSS) FROM OPERATIONS                       117,091           (123,107)            336,278           (62,952)

INTEREST EXPENSE                                       333                                    503
INTEREST INCOME                                      9,668             11,344              28,014            39,001
                                                ----------        -----------        ------------      ------------

INCOME(LOSS) BEFORE INCOME TAXES                   126,426           (111,763)            363,789           (23,951)

FEDERAL AND STATE INCOME
     TAX EXPENSE(BENEFIT)                           40,614            (37,700)            123,689            (9,100)
                                                ----------        -----------        ------------      ------------

NET INCOME(LOSS)                                $   85,812        $   (74,063)       $    240,100      $    (14,851)
                                                ==========        ===========        ============      ============

EARNINGS(LOSS) PER SHARE:
   Basic                                        $     0.07        $     (0.06)       $       0.19      $      (0.01)
                                                ==========        ===========        ============      ============

   Diluted                                      $     0.07        $     (0.06)       $       0.19      $      (0.01)
                                                ==========        ===========        ============      ============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,248,127         1,271,627           1,253,390         1,271,627
                                                ==========        ==========          ==========        ==========

   Diluted                                       1,248,963         1,271,627           1,253,390         1,271,627
                                                ==========        ==========          ==========        ==========


See notes to financial statements.

THE CHROMALINE CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                ------------------------------
                                                   2002               2001
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income (loss)                            $    240,100    $     (14,851)
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                   244,550          295,552
     Gain on disposed assets                         (19,632)
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                          (547,348)          69,971
         Prepaid expenses and other assets           (50,934)         (68,943)
         Inventories                                 (56,064)        (213,330)
       (Decrease) increase in:
         Accounts payable                             94,036           34,754
         Accrued expenses                             77,720           21,649
         Income taxes payable                        140,089           50,805
                                                ------------    -------------
           Net cash provided by operating
              activities                             122,517          175,607

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                (98,582)        (158,695)
   Payment for license agreement                     (50,000)
   Net activity in marketable securities              (8,408)         444,521
   Note receivable                                                    (75,000)
                                                ------------    -------------
           Net cash (used in)/provided by           (156,990)         210,826
                 investing activities

CASH FLOWS FRON FINANCING
     ACTIVITIES:
     Proceeds from revolving credit agreement        150,000
     Payments for revolving credit agreement        (150,000)
     Re-purchase of company stock                    (72,492)
                                                ------------    -------------
           Net cash provided by                      (72,492)
              financing activities

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                             (106,965)         386,433

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               543,679           71,493
                                                ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    436,714    $     457,926
                                                ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid (refunded)               $    (16,400)   $     (59,905)
                                                =============   ==============

NON-CASH:
     Loan receivable converted to stock         $               $      75,000
                                                ============    =============


See notes to financial statements.

                           THE CHROMALINE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of The Chromaline Corporation (the "Company") as of September 30, 2002, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2001 and 2000, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Chromaline Corporation as of September 30, 2002, and the results of operations and cash flows for all periods presented.

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

2.       Inventory

         The major components of inventory at September 30, 2002 and December 31, 2001 are as follows:


                                                             Sept 30, 2002     Dec 31, 2001
                                                             -------------     ------------
                           Raw materials                      $   620,157        $ 638,424
                           Work-in-progress                       282,665          236,493
                           Finished goods                         992,960          942,301
                           Reduction to LIFO cost                (234,048)        (211,548)
                                                              -----------       ----------

                           Total Inventory                    $ 1,661,734       $1,605,670
                                                              ===========       ==========


3.       Stockholders' Equity

                                                                              Nine Months Ended
                                                                                Sept 30, 2002
                                                                              -----------------

                  Total Stockholders' Equity-December 31, 2001                  $  5,580,040
                  Net income                               $240,100
                  Unrealized gain on available-
                     for-sale investments                     1,031
                                                           --------
                  Comprehensive income                                               241,131
                  Stock repurchase                                                   (72,492)
                                                                                ------------

                  Total Stockholders' Equity-September 30, 2002                 $  5,748,679
                                                                                ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2002, the nine months ended September 30, 2002 and the same periods of 2001. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements made in this Quarterly Report on Form 10-QSB, which are summarized below, are forward-looking statements that involve risks and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to, those identified as follows:

          o The Company's belief that its bad debt allowance is adequate to cover potential credit risks--This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, by failures in the Company' s collection procedures or by financial difficulties affecting a significant number of the Company's customers.

          o The Company's belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections--This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

          o The belief that the Company's current financial resources, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company' s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company's ability to fund operations--Changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

          o The Company's expectation that total capital expenditures in 2002 will be less than in 2001 and will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of these expenditures may be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses.

          o The Company's belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant--This belief may be impacted by economic, political and social conditions in foreign markets and changes in regulatory and competitive conditions or a change in the amount or geographic focus of the Company's international sales.

          o The Company's plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments--These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         Sales. The Company experienced strong sales during the third quarter of 2002 of $2.97 million, which were 17.9% higher than the $2.52 million in sales during the same period in 2001. Sales were strong across most geographical markets and product lines.

         Cost of Goods Sold. Cost of goods sold during the third quarter of 2002 was $1.76 million, or 59.2% of sales, compared to $1.51 million, or 59.8% of sales, during the same period in 2001. Quarter over quarter margins were essentially unchanged, ending the decrease the Company had experienced in this area through the first quarter of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $900,750, or 30.3% of sales, in the third quarter of 2002, from $938,540, or 37.3% of sales, for the same period in 2001. Expenses were lower in the third quarter of 2002 due to decreased headcount, travel, legal fees and automobile expenses. These lower expenses were partially offset by higher trade show costs as the Company has increased its presence at industry events in 2002. The third quarter of 2001 included a $15,000 increase in the Company's bad debt allowance related to an increased presence in Asia. The Company believes its bad debt allowance is adequate to cover potential credit risks.

         Research and Development Expenses. Research and development expenses during the third quarter of 2002 were $194,000, or 6.5% of sales, versus $198,000, or 7.9% of sales, for the same period in 2001. The reduction was due to lower costs for production trials, lab supplies and consulting fees.

         Interest Expense. The Company incurred minimal interest expense on a $150,000 loan drawn from its revolving credit facility on June 20, 2002. This draw funded a $125,000 royalty payment to Aicello, which was the second of two royalty payments required under the license agreement made in January 2001. This loan draw was completely repaid in July 2002.

         Interest Income. Interest income for the third quarter of 2002 was $10,000 compared to $11,000 for the same period in 2001. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes increased to $41,000, or an effective rate of 32%, during the third quarter of 2002, versus an income tax benefit of $38,000, or an effective rate of 34%, for the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Sales. The Company's sales during the first nine months of 2002 increased to $8.92 million, or 10.5%, from $8.07 million in sales during the same period in 2001. Sales were strong across most geographical markets and product lines.

         Cost of Goods Sold. Cost of goods sold during the first nine months of 2002 was $5.15 million, or 57.8% of sales, compared to $4.56 million, or 56.5% of sales, during the same period in 2001. Changes in these costs as a percentage of sales are driven primarily by a shift in product mix.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2.87 million, or 32.2% of sales, in the first nine months of 2002, from $2.98 million, or 36.9% of sales, for the same period in 2001. The Company is seeking to control overhead costs in several areas, including headcount, legal fees, travel, supplies and automobile expenses. The first nine months of 2001 included a $60,000 increase in the Company's bad debt allowance reflecting the risk associated with an increased presence in Europe and India. It also included legal fees of $104,000 related to negotiation of the license agreement with Aicello.

         Research and Development Expenses. Research and development expenses during the first nine months of 2002 were $561,000, or 6.3% of sales, versus $599,000, or 7.4% of sales, for the same period in 2001. The reduction was due to lower costs for production trials, lab supplies and consulting fees.

         Interest Expense. The Company incurred minimal interest expense on a $150,000 loan drawn from its revolving credit facility on June 20, 2002. This draw funded a $125,000 royalty payment to Aicello, which was the second of two royalty payments required under the license agreement made in January 2001. This loan draw was completely repaid in July 2002.

         Interest Income. Interest income decreased to $28,000 for the first nine months of 2002 compared to $39,000 for the same period in 2001. The decrease was due to the utilization of invested cash resources for the repurchase of 23,500 shares of the Company's Common Stock in the first quarter of 2002.

         Income Taxes. Income taxes increased to $124,000, or an effective rate of 34%, during the first nine months of 2002 from an income tax benefit of $9,000, or an effective rate of 38%, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $437,000 and $458,000 at September 30, 2002 and September 30, 2001, respectively. The Company generated $123,000 in cash from operating activities during the nine months ended September 30, 2002 and generated $176,000 in cash from operating activities during the same period in 2001. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation and certain changes in working capital requirements.

         During the first nine months of 2002, trade receivables increased by $547,000. The increase in receivables was driven primarily by substantially higher sales over previous periods, as the second and third quarters of 2002 provided record sales for the Company. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $56,000, mainly in finished goods. Prepaid expenses increased $51,000, primarily due to a $125,000 prepaid royalty payment to Aicello. Accounts payable increased $94,000, reflecting timing of payments for inventory to suppliers. Accrued expenses increased $78,000, reflecting primarily the timing of compensation payments.

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

         The Company used $157,000 and provided $211,000, in cash for investing activities during the nine months ended September 30, 2002 and September 30, 2001, respectively. During the first nine months of 2002, the Company purchased $99,000 in capital equipment and business software. Also during this period, the Company purchased, for $50,000, a license for technology applicable to its abrasive etching business. During the first nine months of 2001, the Company purchased $159,000 in capital equipment. During this same period, the Company sold a portion of its investment holdings in general revenue obligation bonds. These proceeds were used to participate in a $50,000 bridge loan to Apprise Technologies of Duluth, Minnesota that converted into stock and warrants on July 1, 2001. These proceeds also funded the $150,000 prepaid royalty payment made to Aicello as part of the license agreement and funded the $73,000 in prepaid production costs to Apprise for a radiometer project.

         During the first quarter of 2002, the Company repurchased 23,500 shares of its outstanding Common Stock for $72,000. This is an ongoing program in which the Company may repurchase up to 50,000 shares of its Common Stock on the open market.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company made a $150,000 draw on this line of credit on June 20, 2002, primarily to cover a royalty payment to Aicello. The Company repaid this draw during the month of July 2002.

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

CAPITAL EXPENDITURES

         Through September 30, 2002, the Company spent $98,582 on capital expenditures in 2002. This spending included plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's new business software implemented in January 2002, the purchase of a new vehicle under the Company's rotating replacement policy for outside salespeople and improvements to the Company's trade show booths.

         Commitments for additional capital expenditures of $25,000 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Total 2002 commitments are expected to be less than 2001 capital expenditures and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 50 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales for the three months ended September 30, 2002. This compares with foreign sales of 29% of total sales during the same period in 2001. Sales to foreign markets for the nine months ended September 30, 2002 and 2001 were both 32% of total sales. The fluctuation of certain foreign currencies has not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Euros. Chromaline has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2002.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on a date within 90 days before the filing date of this quarterly report, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002:

Exhibit                    Description
-------                    -----------
    3.1  Restated Articles of Incorporation of Company, as amended.1
    3.2  By-Laws of the Company, as amended.1
  11     Computation of Net Earnings per Common Share
  99     Certification under Section 906 of the Sarbanes-Oxley Act.

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended September 30, 2002.





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


                                            THE CHROMALINE CORPORATION


DATE:  November 13, 2002                    By: /s/ Jeffery A. Laabs
                                                --------------------------------
                                                Jeffery A. Laabs,
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary
                                                  (Duly authorized officer and
                                                  Principal Financial Officer)

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Ulland, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Chromaline Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                           /s/ William C. Ulland
                                           -------------------------------------
                                           William C. Ulland
                                             Chairman, Chief Executive Officer
                                             and President

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffery A. Laabs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Chromaline Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
                                           /s/ Jeffery A. Laabs
                                           -------------------------------------
                                           Jeffery A. Laabs
                                             Chief Financial Officer, Treasurer
                                             and Secretary

                                INDEX TO EXHIBITS

Exhibit                    Description                                                           Page
-------                    -----------                                                           ----
    3.1  Restated Articles of Incorporation of Company, as amended......................     Incorporated by Reference
    3.2  By-Laws of the Company, as amended.............................................     Incorporated by Reference
  11     Computation of Net Earnings per Common Share...................................     Filed Electronically
  99     Certification Under Section 906 of the Sarbanes-Oxley Act......................     Filed Electronically