Form 10KSB
period 2002-12-31
IKONICS CORP
filed 2003-03-21
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

  (Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the Fiscal Year Ended December 31, 2002
                                       or
  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition Period From           to           .
                                     ---------    ----------

                        Commission file number 000-25727
                                               ---------

                               IKONICS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Minnesota                              41-0730027
                -------------                            ----------
       (State or other jurisdiction of                (I.R.S. employer
       incorporation or organization)               identification no.)

              4832 Grand Avenue
              Duluth, Minnesota                            55807
            ---------------------                        -------
  (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:    (218) 628-2217
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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were: $11,797,279

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2003 was $3,769,159.50, based on the closing price for the issuer's Common Stock on such date as reported on the Nasdaq SmallCap Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value -- 1,248,127 issued and outstanding as of February 26, 2003.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.



                                     PART I

ITEM 1.  BUSINESS

GENERAL

         IKONICS Corporation ("IKONICS" or the "Company") was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light sensitive liquid coatings ("emulsions") and films, as well as ink jet receptive films for commercial and industrial applications in the United States and abroad. The Company also markets ancillary chemicals, equipment and other consumables to provide a full line of products and services to its customers. The Company's products serve the screen printing and abrasive etching markets. The screen printing products represent the Company's largest product line. These products are used by screen printers to create stencil images. These images produce basic designs for fabric decoration and product identification, as well as complex designs for compact discs and electronic circuits. The abrasive etching products are used by consumers to create architectural glass, art pieces and awards and in various industrial applications. The Company also sells a line of ink jet receptive films used for the creation of photopositives and photonegatives. Over 90% of the Company's products are consumables.

         Over the past five years, IKONICS has completed building additions which added additional manufacturing and warehouse space and has installed equipment which doubled the Company's coated film production capacity and improved its converting operations. During this period, the Company has grown by introducing new products, including:

         - Chroma/Tech SR -- a new solvent resistant pure photopolymer emulsion.
         - Magna/Cure UDC 2 and 3 -- universal dual cure emulsions.
         - Chroma/Tech PL-2 -- pure photopolymer emulsion for use with plastisol inks.
         - Magna/Cure UDC-HV -- universal dual cure with high viscosity.
         - MAX-R emulsion -- for maximum resistance to water or solvent base inks.
         - PHAT film -- for screen printing images that require 100 microns to 700 microns of new high density plastisol inks.
         - DuraMask -- an additional improved photoresist film for the abrasive etching industry.
         - UDC-ACE emulsion -- screen emulsion for use in automatic coating machines.
         - Reflex gelatin film -- image transfer film for use in electronic and circuit board printing.
         - Spike 420 CT -- pure photopolymer emulsion for use with plastisol inks.
         - Spike 420 UDC -- universal dual cure emulsion.
         - ImagePro Red -- improved photoresist film for the abrasive etching industry.
         - UltraPro -- self-adhesive film for the abrasive etching industry.
         - BAT -- blastable, water-soluble adhesive tape for the abrasive etching industry.
         - RapidMask -- a quicker-drying photoresist film for the abrasive etching industry.

         - AccuArt, AccuBlack and Accumark -- waterproof ink jet printer films used for the creation of film positives in the printing industry.
         - U.V. Minder -- a radiometer/dosimeter for measuring and testing U.V.
           exposure units.
         - UltraPro Blue -- an improved self-adhesive film for the abrasive etching industry.
         - P.B. Vinyl -- photoresist film for monuments and other deep-etch sandblasting applications.

PRODUCTS

         IKONICS' core technology is the use of photochemicals to create and transfer images. This technology is similar to photographic film technology except that the Company uses organic polymers or natural protein rather than silver to make the product photo-reactive ("light sensitive"). The products IKONICS targets at the screen printing industry are light sensitive films and light sensitive liquid coatings ("emulsions") used by customers to create an image on a printing screen; the equivalent of a printing plate in other types of printing processes. In the abrasive etching market, the Company's products are also films and emulsions. These products are used to create a stencil by decorators of glass and other hard surfaces, including crystal, marble, metals, wood, stone and plastics. The stencil is applied directly to the article to be decorated by the sand blasting process through a self-adhesive feature or with a separate adhesive. The open areas of the stencil permit the sand blast grit to erode the surface while the closed areas of the stencil repel the sand blast grit, protecting areas of the surface being decorated.

         All of IKONICS' light sensitive products are sensitive to ultraviolet radiation. The Company uses different chemicals to create sensitivity to light, including a molecule which it developed internally and patented.

         The Company has also recently introduced the AccuArt family of ink jet receptive films for the creation of photopositives and photonegatives.

DISTRIBUTION

         The Company currently has approximately 140 domestic and international distributors. IKONICS sells its products through non-exclusive distributors in competitive markets, such as the United States, Canada, Mexico and Europe. The Company has exclusive distribution arrangements in markets such as South and Central America, Australia, South Africa, Canada, India and other Asian countries. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor or dealer to service their account. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.

         IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues.

QUALITY CONTROL IN MANUFACTURING

         In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997, 1999 and 2002. IKONICS' quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality-related graphs and tables are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers' needs.

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

         IKONICS spent 6.0% of sales ($706,000) on research and development in 2002 and 7.4% ($793,000) in 2001. In its research program, IKONICS has developed unique light sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2003 and 2017. The Company also has six United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within IKONICS, steps are taken to protect the

Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees and confidentiality agreements with vendors. In its product development program, IKONICS is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of IKONICS products for different climatic zones.

         In addition to its patents, the Company has various trademarks including the "Chromaline," "PhotoBrasive" and "Nichols" trademarks.

RAW MATERIALS

         The primary raw materials used by IKONICS in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water. The Company purchases raw materials from a variety of domestic and foreign sources with no one supplier being material to the Company. The purchasing staff at the Company's headquarters leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets. IKONICS' involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost than it had previously enjoyed. The Company has a number of suppliers and no one supplier is essential to the Company's operations. To date, there have been no significant shortages of raw materials and alternative sources are available. The Company believes it has good supplier relations.

COMPETITION

         The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. The screen printing market is much larger than the decorative sand blasting market, however, the abrasive etching market is currently experiencing faster growth. IKONICS has two primary competitors in its screen printing film business, both of which are foreign-owned entities. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company's abrasive etching products has one significant competitor. IKONICS considers itself to the leader in this market.

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

EMPLOYEES

         As of February 4, 2003, the Company had approximately 70 full-time employees, 66 of whom are located at the Company's headquarters in Duluth, Minnesota and four of whom are outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2.  PROPERTY

         The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. Shipping and distribution for the Company operates from a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. The Company also leases warehouse space at two locations in Superior, Wisconsin.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol IKNX. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company's Common Stock as reported on both markets for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                                                  HIGH             LOW
                                                                                  ----             ---
FISCAL YEAR ENDED DECEMBER 31, 2002:
     First Quarter............................................................    $3.25            $2.95
     Second Quarter...........................................................     3.27             3.00
     Third Quarter............................................................     3.49             2.85
     Fourth Quarter...........................................................     5.10             3.25

FISCAL YEAR ENDED DECEMBER 31, 2001:
     First Quarter............................................................    $5.25            $4.63
     Second Quarter...........................................................     5.00             3.25
     Third Quarter............................................................     4.20             3.20
     Fourth Quarter...........................................................     3.80             2.62

         As of February 26, 2003, the Company had approximately 450 shareholders of record. The Company has never declared or paid any dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2002 and 2001 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2002 and 2001.

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

         - The Company's expectation that capital expenditures in 2003 will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses.

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

         - The Company's belief as to future activities that may be undertaken to expand the Company's business--Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets or other business opportunities.

CRITICAL ACCOUNTING POLICIES

         The Company prepares the financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting policies, which IKONICS believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

         Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers. The concentration of credit risk is not significant except for a receivable from one of the Company's larger customers, which accounted for 17.6% of total receivables as of December 31, 2002.

         Inventory. Inventories are valued at the lower rate of cost or market value. The Company monitors its inventory for obsolescence and records reductions in cost when required.

         Deferred Tax Assets. At December 31, 2002, the Company had approximately $200,000 of deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $20,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition - The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001


         Sales. The Company's net sales increased 9.7% to $11.8 million in 2002, compared to net sales of $10.8 million in 2001. Sales in the United States increased 6.7% to $8.0 million in 2002, from $7.5 million in 2001. Sales in the United States improved somewhat from the weakness in 2001 that reflected the continuing domestic economic recession. International sales increased 15.2% to $3.8 million from $3.3 million in 2001. Sales to India and China increased in 2002 as compared to 2001.

         Cost of Goods Sold. Cost of goods sold was $6.8 million, or 57.7% of sales, in 2002 and $6.2 million, or 57.8% of sales, in 2001. The increase in cost of goods sold was due to a shift in the Company's product mix related to equipment and glass sales. The increase in cost of goods sold also reflects higher raw material costs, specifically for mylar and resins, as a result of volatile world petroleum prices.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.8 million, or 32.5% of sales, in 2002 from $4.1 million, or 38.0% of sales, in 2001. The reduction was due in part to the December 2001 expensing of the remaining $197,000 of goodwill associated with the June 2000 acquisition of Nichols & Associates, due to its impairment. In addition, expenses were lower in 2002 due to headcount reductions and lower legal fees.

         Research and Development Expenses. Research and development expenses were $706,000, or 6.0% of sales, in 2002 compared to $793,000, or 7.4% of sales, in 2001. The reduction was due to lower production trial costs and lower costs for lab supplies partially offset by higher payroll related costs as headcount remained steady.

         Interest Expense. The Company incurred minimal interest expense on a $150,000 loan drawn from its revolving credit facility on June 20, 2002. This draw funded a $125,000 royalty payment to The Aicello Corporation, which was the second of two royalty payments required under a license agreement entered into with Aicello in January 2001. This loan draw was completely repaid in July 2002.

         Interest Income. Interest income decreased to $13,000 in 2002, compared to $35,000 for 2001. The decrease was due to the sale, in late 2001, of higher income, higher risk preferred corporate bonds and the purchase of certain general revenue obligation bonds of a number of Minnesota municipalities

         Income Taxes. An income tax expense of $101,000 was recorded for 2002, for an effective rate of 21.9%, compared to an income tax benefit of $92,000, for an effective rate of 30.9%, for 2001. The difference in the effective rate is due to permanent differences for allowable tax deductions, including an extraterritorial income exclusion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements and research and development expenditures.

         Cash and cash equivalents were $384,000 and $544,000 at December 31, 2002 and December 31, 2001, respectively. The Company generated $249,000 in cash from operating activities during 2002 and $356,000 during 2001. Cash generated from operating activities is primarily provided by net income or loss, as adjusted for various non-cash items including deferred taxes and depreciation. Trade receivables in 2002 increased $461,000, net of the allowance for doubtful accounts, reflecting substantially higher domestic sales to the abrasive etching market and higher sales to India and China, which carry longer terms of sale. Prepaid expenses decreased $28,000 in 2002. Inventories increased $166,000 during 2002, reflecting higher raw material levels and increased inventories of AccuArt film. Income tax refund receivable decreased $11,000 in 2002. Accounts payable increased $20,000 during 2002. Accrued expenses increased $57,000 in 2002, reflecting payroll related obligations. During 2001, the Company had a non-cash charge of $197,000 for the write-off of goodwill associated with the Nichols acquisition that was deemed to be impaired. During 2001, trade receivables decreased by $166,000, reflecting an increased effort to reduce the number of days that sales are outstanding. Prepaid expenses in 2001 decreased by a moderate $10,000. Inventories increased by $80,000 during 2001 reflecting new product launches for the AccuArt film line and the U.V. Minder measuring devices. For 2001, the Company experienced an income tax benefit reflecting its operating loss for the year. While the Company received an income tax refund for 2001, it was lower than the refund received in 2000, as reflected in the $98,000 decrease in the Company's income tax receivable. Accounts payable decreased by $62,000 in 2001, reflecting normal variations in spending patterns. Accrued expenses decreased by $23,000 in 2001, reflecting lower payroll and fringe benefit requirements and legal fees.

         The Company used $336,000 and provided $116,000 in cash from investing activities during 2002 and 2001, respectively. Net cash used for investing activities was utilized, in part, for plant and equipment. In addition, the Company replaced its business software in 2002. These expenditures amounted to $250,000 and $259,000 in 2002 and 2001, respectively. In addition, the Company sold a number of its vehicles to reduce operating costs and generated $47,000 in proceeds from such sales. During 2002, the Company purchased a license to film technology applicable to its abrasive etching business for $50,000. In addition, the Company purchased, for $50,000, a license to produce, market and sell RapidMask film, also for the abrasive etching market. The Company also incurred costs of $23,000 related to the patent applications covering a number of its technologies. During the first quarter of 2001, the Company sold a portion of its securities holdings to fund the $150,000 royalty payment to Aicello and an additional investment of $75,000 in Apprise Technologies. Among other activities, Apprise is conducting research in ultraviolet light technology that complements the markets served by the Company. The Company's total interest in Apprise would amount to approximately 6.4% equity ownership of that company if all warrants were exercised. During the fourth quarter of 2001, the Company sold its preferred security stock holdings and purchased general revenue obligation bonds in certain municipalities and school districts. During 2001, the Company used $609,000 in cash for the purchase of marketable securities and generated $1.0 million in cash from the sale of marketable securities. Any unrealized gains or losses are included in other comprehensive income.

         The Company used $73,000 in cash during 2002 for the repurchase of 23,500 shares of its outstanding common stock under its stock repurchase program. No shares were repurchased during 2001.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company has not utilized this line of credit to a material extent and there was no debt outstanding under this line as of December 31, 2002 or 2001.

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

CAPITAL EXPENDITURES

         The Company spent $250,000 on capital expenditures during 2002. This spending included manufacturing equipment upgrades to improve efficiency and reduce operating costs, and new vehicles under its rotating replacement policy. The Company also replaced its business software in order to improve internal reporting for decision-making purposes and improve the efficiency of administrative and manufacturing operations.

         Commitments for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS' laboratory, and research and development to improve measurement and quality control processes. These commitments are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 60 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% and 30% of total sales during 2002 and 2001, respectively. Foreign sales in 2002 reflected higher sales to India and China. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Eurodollars. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2002.

FUTURE OUTLOOK

         IKONICS has invested over 6% of its sales dollars for the past several years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

         In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

         Other future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with our 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing with our 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

         In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for the December 31, 2002 financial statements.

ITEM 7.  FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT


Stockholders and Board of Directors
IKONICS Corporation

We have audited the accompanying balance sheet of IKONICS Corporation (the Company), formerly The Chromaline Corporation, as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP



Minneapolis, Minnesota
February 6, 2002

INDEPENDENT AUDITOR'S REPORT


Stockholders and Board of Directors
IKONICS Corporation

We have audited the accompanying balance sheet of IKONICS Corporation (formerly The Chromaline Corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen LLP



Duluth, Minnesota
January 30, 2003

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                                            2002           2001
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   384,107     $   543,679
   Marketable securities                                                                    246,094         237,154
   Trade receivables, less allowance for doubtful accounts of $100,000                    1,933,769       1,472,982
     in 2002 and 2001
   Inventories                                                                            1,771,905       1,605,670
   Prepaid expenses and other assets                                                         89,937         118,178
   Income tax refund receivable                                                             122,469         133,030
   Deferred taxes (Note 3)                                                                   82,000          68,000
                                                                                        -----------     -----------
           Total current assets                                                           4,630,281       4,178,693

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                                      1,355,588       1,355,588
   Machinery and equipment                                                                2,231,478       2,189,159
   Office equipment                                                                       1,144,564       1,036,077
   Vehicles                                                                                 167,102         223,265
                                                                                        -----------     -----------
                                                                                          4,898,732       4,804,089
   Less accumulated depreciation                                                          3,694,105       3,501,330
                                                                                        -----------     -----------
                                                                                          1,204,627       1,302,759

INTANGIBLE ASSETS (Note 4)                                                                  271,751         166,490

DEFERRED TAXES (Note 3)                                                                     118,000         213,000

OTHER ASSETS (Note 1)                                                                       187,500         187,500
                                                                                        -----------     -----------

                                                                                        $ 6,412,159     $ 6,048,442
                                                                                        ===========     ===========




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                     $   317,229     $   297,556
   Accrued compensation                                                                     204,624         143,338
   Other accrued expenses                                                                    23,643          27,508
                                                                                        -----------     -----------
           Total current liabilities                                                        545,496         468,402

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares;
     issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,248,127 shares-2002, 1,271,627 shares-2001                    124,813         127,163
   Additional paid-in capital                                                             1,269,489       1,293,460
   Retained earnings                                                                      4,483,895       4,170,246
   Accumulated other comprehensive loss                                                     (11,534)        (10,829)
                                                                                        -----------     -----------
         Total stockholders' equity                                                       5,866,663       5,580,040
                                                                                        -----------     -----------
                                                                                        $ 6,412,159     $ 6,048,442
                                                                                        ===========     ===========


See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                          2002              2001

NET SALES                                                                          $   11,797,279   $    10,752,133

COSTS AND EXPENSES:
   Cost of goods sold                                                                   6,808,130         6,209,505
   Selling, general and administrative                                                  3,835,097         4,081,635
   Research and development                                                               706,343           793,484
                                                                                   --------------   ---------------
                                                                                       11,349,570        11,084,624
                                                                                   --------------   ---------------
INCOME (LOSS) FROM OPERATIONS                                                             447,709          (332,491)
                                                                                   --------------   ---------------

INTEREST INCOME                                                                            13,108            34,590
                                                                                   --------------   ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                                         460,817          (297,901)

FEDERAL AND STATE INCOME TAXES (BENEFIT) (Note 3)                                         101,000           (92,000)
                                                                                   --------------   ---------------

NET INCOME (LOSS)                                                                  $      359,817   $      (205,901)
                                                                                   ==============   ===============

EARNINGS (LOSS) PER SHARE:
   Basic                                                                           $         0.29   $         (0.16)
                                                                                   ==============   ===============
   Diluted                                                                         $         0.29   $         (0.16)
                                                                                   ==============   ===============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                                                                1,252,020         1,271,627
                                                                                   ==============   ===============
   Diluted                                                                              1,252,809         1,271,627
                                                                                   ==============   ===============

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                            ACCUMULATED
                                                                                               OTHER
                                                COMMON STOCK      ADDITIONAL               COMPREHENSIVE
                                           ---------------------    PAID-IN     RETAINED      INCOME        TOTAL
                                             SHARES     AMOUNT      CAPITAL     EARNINGS      (LOSS)       EQUITY

BALANCE AT DECEMBER 31, 2000               1,271,627  $  127,163  $1,293,460  $4,376,147    $ (10,833)   $5,785,937

   Net loss                                                                     (205,901)                  (205,901)
   Unrealized gains on available-for-sale
   investments                                                                                      4             4
                                                                                                         ----------
   Total comprehensive income                                                                              (205,897)
                                           ---------  ----------  ----------  ----------    ---------    ----------

BALANCE AT DECEMBER 31, 2001               1,271,627     127,163   1,293,460   4,170,246      (10,829)    5,580,040

   Net income                                                                    359,817                    359,817
   Unrealized loss on available-for-sale
   investments                                                                                   (705)         (705)
                                                                                                         ----------
   Total comprehensive income                                                                               359,112
   Purchase and retirement of 23,500 shares
   of common stock                           (23,500)     (2,350)    (23,971)    (46,168)                   (72,489)
                                           ---------  ----------  ----------  ----------    ---------    ----------
    BALANCE AT DECEMBER 31, 2002           1,248,127  $  124,813  $1,269,489  $4,483,895    $ (11,534)   $5,866,663
                                           =========  ==========  ==========  ==========    =========    ==========


See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                         2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $     359,817    $     (205,901)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                         314,364           366,367
     Amortization                                                                          18,178            15,678
     Write-off of goodwill                                                                                  196,647
     Gain on sale of property and equipment                                               (13,116)          (10,172)
     Provision for doubtful accounts                                                       60,183           121,690
     Deferred income taxes                                                                 81,000          (117,000)
     Changes in working capital components:
       (Increase) decrease in:
         Trade receivables                                                               (520,970)           44,374
         Inventories                                                                     (166,235)          (79,677)
         Prepaid expenses and other assets                                                 28,241            10,191
         Income taxes refund receivable                                                    10,561            98,080
       (Decrease) increase in:
         Accounts payable                                                                  19,673           (61,525)
         Accrued expenses                                                                  57,421           (22,717)
                                                                                    -------------    --------------
           Net cash provided by operating activities                                      249,117           356,035

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (250,366)         (259,230)
   Proceeds on sale of property and equipment                                              47,250            23,375
   Purchase of intangibles                                                               (123,439)
   Purchases of marketable securities                                                      (9,645)         (609,386)
   Proceeds from sale of marketable securities                                                            1,036,392
   Purchase of investments                                                                                  (75,000)
                                                                                    -------------    ---------------
           Net cash (used in)/provided by investing activities                           (336,200)          116,151

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of company stock                                                            (72,489)
                                                                                    --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (159,572)          472,186

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            543,679            71,493
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $     384,107    $      543,679
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid (refunded) for income taxes                                            $      (5,472)   $       57,133
                                                                                    =============    ==============
   Cash paid for interest                                                           $         503    $            0
                                                                                    =============    ==============

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Description of Business - IKONICS Corporation (the Company), formerly The Chromaline Corporation, develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers' applications include textiles, billboards, electronics, glassware, fine china, and many other industrial and commercial applications. The Company's principal markets are throughout the United States. In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

        Forty-four percent and forty percent, respectively, of the Company's accounts receivable at December 31, 2002 and 2001 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. One customer accounted for 17.6% of total receivables at December 31, 2002. No receivable from a single customer exceeded 10% of total receivables at December 31, 2001. No single customer represented greater than 10% of total revenue in 2002 or 2001.

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

        Trade Receivables -- Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Accounts are considered past due if payment is not received according to agreed-upon terms.

        Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $224,000 and $212,000 higher than reported at December 31, 2002 and 2001, respectively. The major components of inventory are as follows:

                                                                                      2002              2001

        Raw materials                                                             $     735,006    $     638,424
        Work-in-progress                                                                257,813          236,493
        Finished goods                                                                1,003,342          942,301
        Reduction to LIFO cost                                                         (224,256)        (211,548)
                                                                                  -------------    -------------

                Total inventory                                                   $   1,771,905    $   1,605,670
                                                                                  =============    =============

        Depreciation - Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

                                                                     Years
                                                                     -----
                           Building                                   25
                           Machinery and equipment                     5
                           Office equipment                            5
                           Vehicles                                    3

        Intangibles Assets-- Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement.

        Other Assets -- Other assets consist of a $187,500 equity investment in Apprise Technologies, Inc. This investment is accounted for on the cost method. One of the Company's directors is the CEO of Apprise Technologies, Inc.

        Impairment of Long-Lived Assets - Management periodically reviews the carrying value of long-term assets for potential impairment by comparing the carrying value of these assets to the estimated undiscounted future cash flows expected to result from the use of these assets. Should the sum of the related, expected future net cash flows be less than the carrying value, an impairment loss would be measured. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset with fair value being determined using discounted cash flows. To date, other than the goodwill impairment discussed in Note 4, management has determined that no other impairment of these assets exists.

        Revenue Recognition - The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

        Deferred Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences. Operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

        Shares used in the calculation of diluted EPS are summarized below:


                                                                                          2002             2001
        Weighted average common shares outstanding                                       1,252,020        1,271,627
        Dilutive effect of stock options                                                       789                0
                                                                                      ------------     ------------
        Weighted average common and common equivalent shares outstanding                 1,252,809        1,271,627
                                                                                      ============     ============

       Options to purchase 150,029 and 144,075 shares of common stock were outstanding during the years ended December 31, 2002 and 2001, respectively. The options to purchase were excluded from the computation of common stock equivalents because they were anti-dilutive for the year ended December 31, 2001.

       Employee Stock Plans - The Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                                      Years Ended December 31,
                                                                  ------------------------------
                                                                        2002              2001
       Net income (loss):
          As reported                                             $   359,817        $  (205,901)

          Deduct total stock-based employee compensation
             expense determined under fair value based method
             for all awards                                           110,365            119,050
                                                                      -------           --------
          Pro forma                                               $   249,452        $  (324,959)
                                                                      -------           --------

       Basic earnings (loss) per share:
          As reported                                             $   0.29           $  (0.16)
          Pro forma                                               $   0.20           $  (0.26)

       Diluted earnings (loss) per share:
          As reported                                             $   0.29           $  (0.16)

          Pro forma                                               $   0.20           $  (0.26)

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

        Foreign Operations - The Company markets in Europe, Latin America, Asia, and other parts of the world. Foreign sales approximated 31% and 30% of total sales in 2002 and 2001, respectively.

        Line of Credit - The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.25% points over 30-day LIBOR. There was no outstanding balance at December 31, 2002 and 2001.

        Reclassification - Certain reclassifications were made to the 2001 financial statements to conform to the 2002 presentation. These reclassifications had no impact on net income or stockholders' equity as previously reported.

        Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS 143 apply to all entities that incur obligations associated with the retirement of tangible long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 and will become effective for the Company commencing with our 2003 fiscal year. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds and amends certain previous standards related primarily to debt and leases. The most substantive amendment requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002 and will become effective for the Company commencing with our 2003 fiscal year. The provisions of SFAS 145 related to the rescission of SFAS 13 became effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This SFAS requires that a liability for a cost associated with an exit or disposal activity be recorded at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This accounting pronouncement is not expected to have a significant impact on our financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of SFAS 123. The disclosure provisions of SFAS 148 are effective for the December 31, 2002 financial statements.

2.      STOCKHOLDERS' EQUITY

        During the year ended December 31, 2002, the Company repurchased 23,500 shares of its common stock for $72,489, which shares now constitute authorized but unissued shares. The Company did not repurchase any shares during the year ended December 31, 2001.

3.      INCOME TAXES

        Income tax (benefit) expense for the years ended December 31, 2002 and 2001 consists of the following:


                                                                  2002           2001
        Current:
          Federal                                             $    10,000     $    26,600
          State                                                    10,000          (1,600)
                                                              -----------     -----------
                                                                   20,000          25,000
        Deferred                                                   81,000        (117,000)
                                                              -----------     -----------
                                                              $   101,000     $   (92,000)
                                                              ===========     ===========

        The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 34% to income before taxes, is reconciled to income tax (benefit) expense as follows:

                                                                                            2002           2001

        Expected provision for federal income taxes                                     $   161,200     $  (101,000)
        State income taxes, net of federal benefit                                           10,100          (1,600)
        Extraterritorial income exclusion                                                   (78,800)          5,300
        Meals and entertainment                                                              13,600          11,600
        Other                                                                                (5,100)         (6,300)
                                                                                        -----------     -----------
                                                                                        $   101,000     $   (92,000)
                                                                                        ===========     ===========

        Deferred tax assets consist of the following as of December 31, 2002 and 2001:

                                                                                            2002           2001

        Property and equipment and other assets                                         $    61,000     $    86,000
        Accrued vacation                                                                     27,000          24,000
        Inventory                                                                            12,000          49,000
        Allowance for doubtful accounts                                                      36,000          37,000
        Allowance for sales returns                                                           7,000           7,000
        Intangible assets                                                                    57,000          73,000
        Capital loss carryforward                                                            20,000          20,000
        Other                                                                                     0           5,000
        Valuation allowance                                                                 (20,000)        (20,000)
                                                                                        -----------     -----------
                                                                                        $   200,000     $   281,000
                                                                                        ===========     ===========

4.      INTANGIBLE ASSETS

        In June 2000, the Company acquired certain assets and assumed certain liabilities of Nichols & Associates. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company evaluated the net book value of the recorded goodwill against the estimated future cash flows and determined the goodwill was impaired and thus written off during the year ended December 31, 2001. The Company expensed $197,000 under selling, general and administrative expense in 2001 as a result of goodwill impairment.

        Intangible assets at December 31, 2002 consist of the following:

                                                                                          As of December 31, 2002
                                                                                      ------------------------------
                                                                                      Gross Carrying    Accumulated
                                                                                           Amount       Amortization
        Amortized intangible assets:
          Patents                                                                       $   132,717     $   (41,800)
          Licenses                                                                          100,000          (2,500)
          Non-compete agreement                                                             100,000         (16,666)
                                                                                        -----------     -----------
                                                                                        $   332,717     $   (60,966)
                                                                                        ===========     ===========

        Amortized intangible assets:
          For the year ended December 31, 2002                                                          $    18,178

        Estimated amortization expense:
          For the year ended December 31, 2003                                                          $    23,600
          For the year ended December 31, 2004                                                               23,600
          For the year ended December 31, 2005                                                               23,600
          For the year ended December 31, 2006                                                               23,600
          For the year ended December 31, 2007                                                               23,600

        In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

5.      PENSION PLAN

        The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 15% of their compensation. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes 5% of each eligible employee's compensation. Total pension expense for the years ended December 31, 2002 and 2001 was approximately $145,000 and $138,000, respectively.

6.      GEOGRAPHIC INFORMATION

        The Company manages and operates its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 2002, the Company had operations established in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2002 and 2001. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                                                                       2002              2001
        Net sales by geographic area:
         United States                                                            $    8,045,967   $     7,526,493
         International                                                                 3,751,312         3,225,640
                                                                                  --------------   ---------------
                                                                                  $   11,797,279   $    10,752,133
                                                                                  ==============   ===============

7.      STOCK OPTIONS

        During 1995, the Company adopted a stock incentive plan for the issuance of up to 38,500 shares of common stock. In 1999, the Company increased the number of shares reserved for issuance under this plan to 203,500 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one- to three-year period.

                                                                                     2002                 2001
        Dividend yield                                                                 0.0%                  0.0%
        Expected volatility                                                           72.5%                 74.4%
        Expected life of option                                                    five years            five years
        Risk-free interest rate                                                        4.4%                  4.7%
        Fair value of each option on grant date                                     $  2.00               $  2.91



        A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                                                     2002                           2001
                                                         ----------------------------    --------------------------
                                                                           Weighted                      Weighted
                                                                            Average                       Average
                                                                           Exercise                      Exercise
                                                            Shares           Price         Shares          Price
        Outstanding at beginning of year                    142,920         $6.20            89,450       $7.13
        Granted                                              26,079          3.17            55,125        4.66
        Exercised
        Expired                                             (18,970)         4.14            (1,655)       5.45
                                                          ---------                      ----------
        Outstanding at end of year                          150,029          5.93           142,920        6.20
                                                          =========                      ==========

        The following table summarizes information about stock options outstanding at December 31, 2002:


                                       Options Outstanding                              Options Exercisable
                                -------------------------------                   ------------------------------
                                                     Weighted-
                                     Number           Average        Weighted-        Number           Weighted-
           Range of              Outstanding at      Remaining        Average     Exercisable at        Average
           Exercise               December 31,      Contractual      Exercise      December 31,        Exercise
             Price                    2002             Life            Price           2002              Price
       $3.13 - 3.44                  26,079             4.42          $3.17
               4.60                  44,625             3.31           4.60             22,105          $4.60
        5.06 - 5.25                   9,475             3.49           5.10              8,808           5.10
               6.56                  28,000             2.32           6.56             21,324           6.56
        7.22 - 7.84                   8,300             2.78           7.47              8,300           7.47
               8.18                  20,350             3.32           8.18             20,350           8.18
        9.00 - 9.20                  13,200             3.96           9.15             13,200           9.15
                                    -------                                          ---------
                                    150,029             3.36           5.93             94,087           6.75
                                    =======                                          =========

8.      CONCENTRATION OF CREDIT RISK

        The Company maintains its cash balances primarily in one financial institution. As of December 31, 2002, the balance exceeded the Federal Deposit Insurance Corporation coverage. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

        Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. The large number of customers comprising the Company's customer base and their dispersion across different geographic areas limits such exposure. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

        Concentration of credit risk with respect to trade receivables is not significant except for a receivable from one of its largest customers, which accounted for 17.6% of total receivables as of December 31, 2002.

9.      LEASE COMMITMENTS

        As of December 31, 2002, the Company was obligated under non-cancelable operating lease agreements for certain equipment. Future minimum lease payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

                                    2003             $26,112
                                    2004             $19,661
                                    2005             $ 4,989

        The Company also leases buildings on a month-to-month basis. Total rental expense for all equipment and building operating leases was $77,040 in 2002 and $80,512 in 2001.

10.     CONTINGENCIES

        The Company has entered into licensing agreements which require them to make royalty payments on sales of certain products. Royalty payments range from 3% to 5% of net sales on these products. The Company incurred $119,792 of expense under these agreements during 2002, as compared to $103,125 during 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation", "Summary Compensation Table", "Option Grants in Last Fiscal Year", "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the caption "Security Ownership of Principal Shareholders and Management" is incorporated by reference in partial response to this Item 11. The following information completes the Company's response to this Item 11.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information with respect to the Company's Common Stock that may be issued under its 1995 Stock Incentive Plan, as amended, as of December 31, 2002. The 1995 Stock Incentive Plan is the only equity compensation plan of the Company in existence as of December 31, 2002 and has been approved by the Company's shareholders.


                                                                                               Number of securities
                                                                                              remaining available for
                                Number of securities to be                                 future issuance under equity
                                  issued upon exercise of      Weighted-average exercise        compensation plans
                                   outstanding options,          price of outstanding          (excluding securities
        Plan Category               warrants and rights      options, warrants and rights     reflected in column 1)
        -------------               -------------------      ----------------------------     ----------------------
Equity compensation plans
approved by shareholders                  150,029                        $5.93                        53,471

Equity compensation plans not
approved by shareholders                        -                            -                             -
                                          -------                        -----                        ------
Total                                     150,029                        $5.93                        53,471
                                          =======                        =====                        ======

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information included in the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002:

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

10.1 IKONICS Corporation 1995 Stock Incentive Plan, as amended. (Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727).)

10.5 Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)

23.1  Consent of McGladrey & Pullen LLP.
23.2  Consent of Deloitte & Touche LLP.
24    Powers of Attorney.
99    Certification under Section 906 of the Sarbanes-Oxley Act.

      (b) Reports on Form 8-K:

      The following reports on Form 8-K were filed during the quarter ended December 31, 2002:

      On November 19, 2002, the Company filed a Form 8-K reporting the dismissal of Deloitte & Touche LLP as the Company's independent auditors and engaging McGladrey & Pullen LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

      On December 16, 2002, the Company filed a Form 8-K reporting that it had changed its corporate name to IKONICS Corporation from The Chromaline Corporation. No other changes to the Company's structure were reported. The Company's new ticker symbol is IKNX.

ITEM 14.  CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. The Company's
Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on a date within 90 days before the filing date of this annual report, have concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2003.

                   IKONICS CORPORATION

                   By                /s/ William C. Ulland
                      --------------------------------------------------------
                        William C. Ulland, Chairman, Chief Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2003.

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


                                      /s/ William C. Ulland
                    ----------------------------------------------------------
                    William C. Ulland, Attorney-in-Fact

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Ulland, certify that:

1.       I have reviewed this annual report on Form 10-KSB of IKONICS
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003
                               /s/ William C. Ulland
                               --------------------------------------------
                               William C. Ulland
                                 Chairman, Chief Executive Officer
                                 and President

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffery A. Laabs, certify that:

1.       I have reviewed this annual report on Form 10-KSB of IKONICS
         Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003
                                     /s/ Jeffery A. Laabs
                                     ------------------------------------------
                                     Jeffery A. Laabs
                                       Chief Financial Officer, Treasurer
                                       and Secretary

                               INDEX TO EXHIBITS

Exhibit                             Description                                                      Page
-------                             -----------                                                      ----
    3.1  Restated Articles of Incorporation of Company, as amended.................     Incorporated by Reference
    3.2  By-Laws of the Company, as amended........................................     Incorporated by Reference
    4    Specimen of Common Stock Certificate......................................     Incorporated by Reference
   10.1  IKONICS Corporation 1995 Stock Incentive Plan, as amended.................     Incorporated by Reference
   10.5  Revolving Credit Agreement dated April 30, 1999
         between the Company and M&I Bank..........................................     Incorporated by Reference
   23.1  Consent of  McGladrey & Pullen LLP........................................     Filed Electronically
   23.2  Consent of Deloitte & Touche LLP..........................................     Filed Electronically
   24    Powers of Attorney........................................................     Filed Electronically
   99    Certification under Section 906 of the Sarbanes-Oxley Act.................     Filed Electronically

