Form 10QSB
period 2003-03-31
IKONICS CORP
filed 2003-04-30
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  000-25727
                        ---------

                               IKONICS CORPORATION
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


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value -- 1,248,127 shares outstanding as of April 29, 2003.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


PART I.              FINANCIAL INFORMATION                                                PAGE NO.
                     ---------------------                                                --------

Item 1.                Financial Statements:

                       Balance Sheets
                       as of March 31, 2003 (unaudited) and December 31, 2002                3

                       Statements of Operations
                       for the Three Months Ended March 31, 2003
                       and 2002 (unaudited)                                                  4

                       Statements of Cash Flows
                       for the Three Months Ended March 31, 2003 and 2002 (unaudited)        5

                       Notes to Financial Statements (unaudited)                             6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                            8

Item 3.                Controls and Procedures                                              12

PART II.            OTHER INFORMATION                                                       13
                    -----------------

                    SIGNATURES                                                              14
                    ----------

                    CERTIFICATIONS                                                          15
                    --------------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS
________________________________________________________________________________

                                                                            MARCH 31    DECEMBER 31
                                                                              2003            2002
ASSETS                                                                    (UNAUDITED)
CURRENT ASSETS:

   Cash and cash equivalents                                             $    374,860   $   384,107
   Marketable securities                                                      250,731       246,094
   Trade receivables, less allowance for doubtful accounts of
     $120,000 and $100,000 respectively                                     2,205,835     1,933,769
   Inventories                                                              1,868,008     1,771,905
   Prepaid expenses and other assets                                          106,723        89,937
   Income tax refund receivable                                                17,585       122,469
   Deferred taxes                                                              82,000        82,000
                                                                         ------------   -----------
           Total current assets                                             4,905,742     4,630,281

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land, building and leasehold improvements                                1,363,625     1,355,588
   Machinery and equipment                                                  2,246,238     2,231,478
   Office equipment                                                         1,164,353     1,144,564
   Vehicles                                                                   167,102       167,102
                                                                         ------------   -----------
                                                                            4,941,318     4,898,732
   Less accumulated depreciation                                            3,776,950     3,694,105
                                                                         ------------   -----------
                                                                            1,164,368     1,204,627

PATENTS, net of amortization of $44,053 and $41,800 respectively              100,341        90,917
NONCOMPETE AGREEMENT, net of amortization of $18,333 and $16,666
   respectively                                                                81,667        83,334
LICENSE AGREEMENTS, net of amortization of $4,531 and $2,500
    respectively                                                               95,469        97,500
OTHER ASSETS                                                                  187,500       187,500
DEFERRED TAXES                                                                118,000       118,000
                                                                         ------------   -----------

                                                                         $  6,653,087   $ 6,412,159
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    500,654   $   317,229
   Accrued compensation                                                       233,392       204,624
   Other accrued expenses                                                      22,298        23,643
                                                                         ------------   -----------
           Total current liabilities                                          756,344       545,496

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,248,127 shares in 2003 and 2002                 124,813       124,813
   Additional paid-in capital                                               1,269,489     1,269,489
   Retained earnings                                                        4,513,573     4,483,895
   Accumulated other comprehensive income (loss)                              (11,132)      (11,534)
                                                                         ------------   -----------
         Total stockholders' equity                                         5,896,743     5,866,663
                                                                         ------------   -----------
                                                                         $  6,653,087   $ 6,412,159
                                                                         ============   ===========

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
______________________________________________________________________________

                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                -----------------------------
                                                   2003               2002
SALES                                           $2,830,649        $ 2,782,372

COSTS AND EXPENSES:
   Cost of goods sold                            1,625,860          1,623,687
   Selling, general, and administrative          1,003,695            950,561
   Research and development                        168,324            179,322
                                                ----------        -----------
                                                 2,797,879          2,753,570
                                                ----------        -----------

INCOME FROM OPERATIONS                              32,770             28,802

INTEREST INCOME                                     12,888              8,349
                                                ----------        -----------

INCOME BEFORE INCOME TAXES                          45,658             37,151

FEDERAL AND STATE INCOME
     TAX EXPENSE                                    15,980             14,104
                                                ----------        -----------

NET INCOME                                      $   29,678        $    23,047
                                                ==========        ===========

EARNINGS PER SHARE:
   Basic                                        $     0.02        $      0.02
                                                ==========        ===========

   Diluted                                      $     0.02        $      0.02
                                                ==========        ===========

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,248,127          1,263,916
                                                ==========         ==========

   Diluted                                       1,254,045         1,263,916
                                                ==========        ==========


See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
_______________________________________________________________________________

                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                ------------------------------
                                                   2003               2002
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income (loss)                            $     29,678    $      23,047
   Adjustments to reconcile net income to net
       cash provided by/(used in) operating
       activities:
     Depreciation                                     82,845          118,925
     Amortization                                      5,951            3,920
     Gain on sale of property and equipment               --          (19,632)
     Provision for doubtful accounts                  20,000           23,499
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                          (292,066)        (407,978)
         Inventories                                 (96,103)          25,833
         Prepaid expenses and other assets           (16,786)         (18,082)
         Income taxes refund receivable              104,884           13,658
       (Decrease) increase in:
         Accounts payable                            183,425          (13,873)
         Accrued expenses                             27,423           49,090
                                                ------------    -------------
           Net cash provided by/(used in)
              operating activities                    49,251         (201,593)

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                (42,586)         (79,105)
   Purchase of intangibles                           (11,677)              --
   Purchases of marketable securities                 (4,235)          (2,950)
                                                -------------   --------------
           Net cash (used in)                        (58,498)         (82,055)
                 investing activities

CASH FLOWS FRON FINANCING
     ACTIVITIES:
   Re-purchase of company stock                           --          (72,492)
                                                -------------   --------------


NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                               (9,247)        (356,140)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               384,107          543,679
                                                ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $    374,860    $     187,539
                                                ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid                          $      1,096    $         446
                                                ============    =============




See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of IKONICS Corporation (the "Company") as of March 31, 2003, and the related statements of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2003, and the results of operations and cash flows for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.       Inventory

         The major components of inventory at March 31, 2003 and December 31, 2002 are as follows:


                                                              Mar 31, 2003      Dec 31, 2002
                                                              ------------      ------------
                           Raw materials                      $   936,014       $   735,006
                           Work-in-progress                       268,506           257,813
                           Finished goods                         895,244         1,003,342
                           Reduction to LIFO cost                (231,756)         (224,256)
                                                              -----------       -----------

                           Total Inventory                    $ 1,868,008       $ 1,771,905
                                                              ===========       ===========

3.       Stockholders' Equity

                                                                              Three Months Ended
                                                                                 Mar 31, 2003
                                                                              ------------------
                  Total Stockholders' Equity-December 31, 2002                  $  5,866,663
                  Net income                           $  29,678
                  Unrealized gain on available-
                     for-sale investments                    402
                                                       ---------
                  Comprehensive income                                                30,080
                                                                                ------------
                  Total Stockholders' Equity-March 31, 2003                     $  5,896,743
                                                                                ============

4.       Earnings Per Common Share (EPS)

         Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the quarter. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

         Shares used in the calculation of diluted EPS are summarized below:

                                                                                            Three Months Ended
                                                                                      Mar 31, 2003     Mar 31, 2002
                                                                                      -----------------------------
         Weighted average common shares outstanding                                      1,248,127        1,263,916
         Dilutive effect of stock options                                                    5,918                0
                                                                                      ------------     ------------
         Weighted average common and common equivalent shares outstanding                1,254,045        1,263,916
                                                                                      ============     ============

         Options to purchase 150,029 and 142,920 shares of common stock were outstanding during the quarter ended March 31, 2003 and 2002, respectively. The options to purchase were excluded from the computation of common stock equivalents because they were anti-dilutive for the quarter ended March 31, 2002.

5.       Employee Stock Plans

         The Company has a stock-based compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):


                                                                         Three Months Ended
                                                                      Mar 31,           Mar 31,
                                                                        2003              2002
                                                                  ------------       ------------
       Net income:
          As reported                                             $     29,678       $     23,047

          Deduct total stock-based employee compensation                14,379             20,527
             expense determined under fair value based method         --------          ---------
             for all awards, net of tax
          Pro forma                                               $     15,299       $      2,520
                                                                     =========          =========


       Basic earnings per share:
          As reported                                             $       0.02       $       0.02
          Pro forma                                               $       0.01       $       0.00

       Diluted earnings per share:
          As reported                                             $       0.02       $       0.02
          Pro forma                                               $       0.01       $       0.00

                               IKONICS CORPORATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the first quarter of 2003 and the same period of 2002. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements made in this Quarterly Report on Form 10-QSB, including those summarized below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.

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

          o The Company's expectation that capital expenditures during the remainder of 2003 will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses.

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

          o The Company's belief as to future activities that may be undertaken to expand the Company's business--Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets or other business opportunities.

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

         A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. Interest is charged on domestic trade receivables that are outstanding for more than 30 days and is recognized as it is charged. After the receivable becomes past due, it is on nonaccrual status and accrual of interest is suspended. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers. The concentration of credit risk is not significant except for a receivable from one of the Company's larger customers, which accounted for 14.2% of total receivables as of March 31, 2003.

         Inventory. Inventories are valued at the lower rate of cost or market value. The Company monitors its inventory for obsolescence and records reductions in cost when required.

         Deferred Tax Assets. At March 31, 2003, the Company had approximately $200,000 of net deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $20,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

         Sales. The Company experienced moderate sales growth during the first quarter of 2003 of $2.83 million, which was 1.8% higher than the $2.78 million in sales during the same period in 2002. Sales were stronger domestically, but were offset by lower international sales primarily due to a container shipment to China in the first quarter of 2002. This year's corresponding container shipment is currently scheduled to occur in the second quarter of 2003.

         Cost of Goods Sold. Cost of goods sold during the first quarter of 2003 was $1.63 million, or 57.4% of sales, compared to $1.62 million, or 58.4% of sales, during the same period in 2002. The reduction in the cost of sales in the first quarter of 2003 as a percentage of sales reflects an improved product mix across all geographic areas.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,004,000, or 35.5% of sales, in the first quarter of 2003, from $951,000, or 34.2% of sales, for the same period in 2002. The first three months of 2003 reflected higher sales and marketing expenses including costs to set up a training facility in Singapore, trade show costs and advertising. The Company also realized a gain of $19,632 in the first quarter of 2002 from the sale of four company vehicles.

         Research and Development Expenses. Research and development expenses during the first quarter of 2003 were $168,000, or 6.0% of sales, versus $179,000, or 6.4% of sales, for the same period in 2002. The reduction was due to lower costs for production trials and legal fees.

         Interest Income. Interest income for the first quarter of 2003 was $13,000 compared to $8,000 for the same period in 2002. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota. On March 1, 2003, the Company began assessing a 1% per month finance charge on delinquent customer accounts over 30 days.

         Income Taxes. Income taxes were $16,000, or an effective rate of 35%, during the first quarter of 2003, versus income taxes of $14,000, or an effective rate of 38%, for the first quarter of 2002. The difference in the effective rate is due to permanent differences for allowable tax deductions, including an extraterritorial income exclusion for foreign sales.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $375,000 and $188,000 at March 31, 2003 and March 31, 2002, respectively. The Company generated $49,000 in cash from operating activities during the three months ended March 31, 2003 and used $202,000 in cash from operating activities during the same period in 2002. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation, amortization and certain changes in working capital components.

         During the first three months of 2003, trade receivables increased by $292,000. The increase in receivables was driven by higher sales and a moderate slowdown in domestic screen print customer payments due to economic conditions. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $96,000, reflecting increased stocks of AccuArt related products due to strong market acceptance. Prepaid expenses increased $17,000, reflecting prepaid insurance costs in the first quarter of 2003. Income tax refund receivables decreased $105,000, reflecting the overpayment of corporate income tax during 2002. Accounts payable increased $183,000, reflecting timing of payments for inventory to suppliers. Accrued expenses increased $27,000, reflecting primarily the timing of compensation payments.

         During the first three months of 2002, trade receivables increased by $408,000, reflecting international sales with longer payment terms and a general slowing of payments from domestic screen print customers due to economic conditions. Inventory levels decreased $26,000. Prepaid expenses increased $18,000 due to higher insurance premiums. Income tax refund receivables decreased $14,000. Accounts payable decreased $14,000 and accrued expenses increased $49,000, reflecting the timing of compensation payments.

         The Company used $58,000 and $82,000, in cash for investing activities during the three months ended March 31, 2003 and March 31, 2002, respectively. During the first three months of 2003, the Company purchased $43,000 in capital equipment and software. It also incurred $12,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first three months of 2002, the Company purchased $79,000 in capital equipment and business software.

         During the first quarter of 2002, the Company repurchased 23,500 shares of its outstanding Common Stock for $72,000.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended March 31, 2003 and there was no debt outstanding under this line as of March 31, 2003.

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

CAPITAL EXPENDITURES

         Through March 31, 2003, the Company spent $42,586 on capital expenditures in 2003. This spending included plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's business software, improvements to the Company's trade show booths and construction costs on the leased training facility in Singapore.

         Plans for additional capital expenditures in 2003 of $150,000 include ongoing manufacturing equipment upgrades and development equipment to modernize the capabilities and processes of the Company's research and development laboratory. The modernization is intended to improve measurement and quality control processes. Total 2003 planned expenditures are expected to be less than 2002 capital expenditures and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 60 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales for the three months ended March 31, 2003 and 34% of total sales for the three months ended March 31, 2002. Foreign sales in 2002 reflected higher sales to India and China. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of March 31, 2003.

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

         Other future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and pursuit of marketing opportunities.

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

ITEM 5. OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003:

Exhibit                    Description
-------                    -----------
   3.1     Restated Articles of Incorporation of Company, as amended.(1)
   3.2     By-Laws of the Company, as amended.(1)
  11       Computation of Net Earnings per Common Share
  99       Certification under Section 906 of the Sarbanes-Oxley Act.

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the quarterly period ended March 31, 2003.





---------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                               IKONICS CORPORATION

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IKONICS CORPORATION


DATE:  April 30, 2003                     By: /s/ Jeffery A. Laabs
                                              -----------------------------
                                              Jeffery A. Laabs,
                                              Chief Financial Officer, Treasurer
                                              and Secretary (Duly authorized
                                              officer and Principal Financial
                                              Officer)

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Ulland, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of IKONICS
         Corporation;

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


Date:  April 30, 2003
                                               /s/ William C. Ulland
                                               ------------------------------
                                               William C. Ulland
                                               Chairman, Chief Executive Officer
                                               and President

                     CERTIFICATIONS PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffery A. Laabs, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of IKONICS
         Corporation;

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


Date:  April 30, 2003
                                            /s/ Jeffery A. Laabs
                                            ----------------------------------
                                            Jeffery A. Laabs
                                              Chief Financial Officer, Treasurer
                                              and Secretary

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