Form 10QSB
period 2003-06-30
IKONICS CORP
filed 2003-08-14
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      ________________.

Commission file number  000-25727
                        ---------


                               IKONICS CORPORATION
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,248,127 shares outstanding as of July 18, 2003.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                               IKONICS CORPORATION


                         QUARTERLY REPORT ON FORM 10-QSB

                                                                                          PAGE NO.
                                                                                          --------
PART I.             FINANCIAL INFORMATION

Item 1.                Financial Statements:

                       Balance Sheets
                       as of June 30, 2003 (unaudited) and December 31, 2002                   3

                       Statements of Operations
                       for the Three Months and Six Months Ended June 30, 2003
                       and 2002 (unaudited)                                                    4

                       Statements of Cash Flows
                       for the Six Months Ended June 30, 2003 and 2002 (unaudited)             5

                       Notes to Financial Statements (unaudited)                               6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                              9

Item 3.                Controls and Procedures                                                13

PART II.            OTHER INFORMATION                                                         14

                    SIGNATURES                                                                16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                             JUNE 30    DECEMBER 31
                                                                              2003         2002
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $    821,853   $   384,107
   Marketable securities                                                      251,531       246,094
   Trade receivables, less allowance for doubtful accounts of
     $150,000 and $100,000, respectively                                    2,063,497     1,933,769
   Inventories                                                              1,924,240     1,771,905
   Prepaid expenses and other assets                                           66,259        89,937
   Income tax refund receivable                                                     -       122,469
   Deferred taxes                                                              82,000        82,000
                                                                         ------------   -----------
           Total current assets                                             5,209,380     4,630,281

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land, building and leasehold improvements                                1,370,243     1,355,588
   Machinery and equipment                                                  2,281,818     2,231,478
   Office equipment                                                         1,171,033     1,144,564
   Vehicles                                                                   167,783       167,102
                                                                         ------------   -----------
                                                                            4,990,877     4,898,732
   Less accumulated depreciation                                            3,837,980     3,694,105
                                                                         ------------   -----------
                                                                            1,152,897     1,204,627

PATENTS, net of amortization of $46,306 and $41,800 respectively              113,530        90,917
NONCOMPETE AGREEMENT, net of amortization of $20,000 and $16,666
   respectively                                                                80,000        83,334
LICENSE AGREEMENTS, net of amortization of $6,562 and $2,500
    respectively                                                               93,438        97,500
OTHER ASSETS                                                                  112,834       187,500
DEFERRED TAXES                                                                118,000       118,000
                                                                         ------------   -----------
                                                                         $  6,880,079   $ 6,412,159
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    605,674   $   317,229
   Accrued compensation                                                       186,539       204,624
   Accrued corporate income taxes                                               4,614             -
   Other accrued expenses                                                      30,430        23,643
                                                                         ------------   -----------
           Total current liabilities                                          827,257       545,496

CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,248,127 shares in 2003 and 2002                 124,813       124,813
   Additional paid-in capital                                               1,269,489     1,269,489
   Retained earnings                                                        4,670,052     4,483,895
   Accumulated other comprehensive income (loss)                              (11,532)      (11,534)
                                                                         ------------   -----------
         Total stockholders' equity                                         6,052,822     5,866,663
                                                                         ------------   -----------
                                                                         $  6,880,079   $ 6,412,159
                                                                         ============   ===========

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------

                                                         THREE MONTHS                         SIX MONTHS
                                                         ENDED JUNE 30                       ENDED JUNE 30
                                                ------------------------------      -------------------------------
                                                   2003               2002              2003              2002
SALES                                           $3,161,731        $ 3,164,255          $5,992,378        $5,946,627

COSTS AND EXPENSES:
   Cost of goods sold                            1,689,079          1,771,311           3,314,937         3,394,998
   Selling, general, and administrative          1,050,256          1,015,296           2,053,951         1,965,857
   Research and development                        174,898            187,263             343,222           366,585
                                                ----------        -----------       -------------    --------------
                                                 2,914,233          2,973,870           5,712,110         5,727,440
                                                ----------        -----------       -------------    --------------

INCOME FROM OPERATIONS                             247,498            190,385             280,268           219,187

INTEREST EXPENSE                                         -               (170)                  -              (170)
LOSS ON INVESTMENT                                 (74,666)                 -             (74,666)                -
INTEREST INCOME                                      2,778              9,997              15,666            18,346
                                                ----------        -----------       -------------    --------------

INCOME BEFORE INCOME TAXES                         175,610            200,212             221,268           237,363

FEDERAL AND STATE INCOME
     TAX EXPENSE                                    19,131             68,971              35,111            83,075
                                                ----------        -----------       -------------    --------------

NET INCOME                                      $  156,479        $   131,241       $     186,157    $      154,288
                                                ==========        ===========       =============    ==============

EARNINGS PER SHARE:
   Basic                                        $     0.13        $      0.11       $        0.15    $        0.12
                                                ==========        ===========       =============    =============

   Diluted                                      $     0.13        $      0.11       $        0.15    $        0.12
                                                ==========        ===========       =============    =============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,248,127         1,248,127            1,248,127         1,256,002
                                                ==========        ==========        =============    ==============

   Diluted                                       1,254,299         1,248,127            1,253,071         1,256,002
                                                ==========        ==========        =============    ==============

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                           SIX MONTHS
                                                          ENDED JUNE 30
                                                  -----------------------------
                                                     2003              2002
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income (loss)                               $ 186,157        $ 154,288
   Adjustments to reconcile net income to net
       cash provided by/(used in) operating
       activities:
     Depreciation                                    143,875          151,445
     Amortization                                     11,902            8,360
     (Gain) on sale of property and equipment         (5,500)         (19,632)
     Loss on investment                               74,666                -
     Provision for doubtful accounts                  50,000           22,600
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                          (179,728)        (649,013)
         Inventories                                (152,335)        (132,304)
         Prepaid expenses and other assets            23,678         (114,993)
       (Decrease) increase in:
         Accounts payable                            288,445          124,559
         Accrued expenses                            (11,298)           3,126
         Income taxes payable                        127,083          188,975
                                                   ---------        ---------
           Net cash provided by/(used in)            556,945         (262,587)
              operating activities

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                (92,145)         (94,169)
   Proceeds on sale of plant and equipment             5,500                -
   Purchase of intangibles                           (27,119)         (50,000)
   Purchases of marketable securities                 (4,235)          (4,176)
                                                   ---------        ---------
           Net cash (used in)                       (119,199)        (148,345)
                 investing activities

CASH FLOWS FROM FINANCING
     ACTIVITIES:
   Proceeds from revolving credit agreement                -          150,000
   Re-purchase of company stock                            -          (72,492)
                                                   ---------        ---------
                                                           -           77,508
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                              437,746         (333,426)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               384,107          543,679
                                                   ---------        ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 821,853        $ 210,253
                                                   =========        =========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid (refunded)                  $  21,480        $(105,900)
                                                   =========        =========

See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of IKONICS Corporation (the "Company") as of June 30, 2003, and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2003, and the results of operations and cash flows for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

         The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.       Inventory

         The major components of inventory at June 30, 2003 and December 31, 2002 are as follows:


                                                                 Jun 30, 2003      Dec 31, 2002
                                                                 ------------      ------------
                 Raw materials                                   $1,079,196        $  735,006
                 Work-in-progress                                   269,753           257,813
                 Finished goods                                     814,547         1,003,342
                 Reduction to LIFO cost                            (239,256)         (224,256)
                                                                 ----------        ----------

                 Total Inventory                                 $1,924,240        $1,771,905
                                                                 ==========        ==========

3.       Stockholders' Equity

                                                                                Six Months Ended
                                                                                 June 30, 2003
                                                                                ----------------
                 Total Stockholders' Equity-December 31, 2002                      $ 5,866,663
                          Net income                             $  186,157
                          Unrealized gain on available-
                           for-sale investments                           2
                                                                 ----------
                 Comprehensive income                                                  186,159
                                                                                   -----------
                 Total Stockholders' Equity-June 30, 2003                          $ 6,052,822
                                                                                   ===========

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

         Shares used in the calculation of diluted EPS are summarized below:

                                                                                           Three Months Ended
                                                                                      Jun 30, 2003     June 30, 2002
                                                                                      ------------     -------------
         Weighted average common shares outstanding                                      1,248,127        1,248,127
         Dilutive effect of stock options                                                    6,172                0
                                                                                      ------------     ------------
         Weighted average common and common equivalent shares outstanding                1,254,299        1,248,127
                                                                                      ============     ============

                                                                                           Six Months Ended
                                                                                      Jun 30, 2003     June 30, 2002
                                                                                      ------------     ------------
         Weighted average common shares outstanding                                      1,248,127        1,256,002
         Dilutive effect of stock options                                                    4,945                0
                                                                                      ------------     ------------
         Weighted average common and common equivalent shares outstanding                1,253,071        1,256,002
                                                                                      ============     ============

         Options to purchase 161,608 and 150,029 shares of common stock were outstanding during the quarter ended June 30, 2003 and 2002, respectively. The options to purchase were excluded from the computation of common stock equivalents because they were anti-dilutive for the quarter ended June 30, 2002.

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

                                                                 Six Months Ended         Three Months Ended
                                                               Jun 30,       Jun 30,      Jun 30,     Jun 30,
                                                                2003          2002         2003        2002
                                                              ---------     ---------    ---------   ---------
       Net income:
          As reported                                         $ 186,157     $ 154,288    $ 156,479   $ 131,241

          Deduct total stock-based employee compensation
             expense determined under fair value based
             method for all awards, net of tax                   32,939        55,182       18,560      34,655
                                                              ---------     ---------    ---------   ---------
          Pro forma                                           $ 153,218     $  99,106    $ 137,919   $  96,586
                                                              =========     =========    =========   =========
       Basic earnings per share:
          As reported                                         $    0.15     $    0.12    $    0.13   $    0.11
          Pro forma                                           $    0.12     $    0.08    $    0.11   $    0.08

       Diluted earnings per share:
          As reported                                         $    0.15     $    0.12    $    0.13   $    0.11
          Pro forma                                           $    0.12     $    0.08    $    0.11   $    0.08

6.       Intangible Assets

         Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement. Estimated amortization expense for each of the next five years is $24,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

7.       New Accounting Standards

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 is not expected to have a material impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 clarifies the accounting for certain financial instruments and characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. We do not expect the adoption of FAS 150 to have a material effect on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 2003, the six months ended June 30, 2003 and the same periods of 2002. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

         A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers. The concentration of credit risk is not significant except for a receivable from one of the Company's larger customers, which accounted for 9.5% of total receivables as of June 30, 2003.

         Inventory. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

         Deferred Tax Assets. At June 30, 2003, the Company had approximately $200,000 of net deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $50,000 valuation allowance to reserve for capital loss carryforwards that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

         Sales. The Company's sales during the second quarter of 2003 were $3.16 million, which was essentially flat with the sales in the second quarter of 2002. Sales were higher domestically and in Europe offset by lower sales to Asia. A container shipment previously scheduled for China in the second quarter is now scheduled to be shipped and will be recorded in the third quarter of 2003.

         Cost of Goods Sold. Cost of goods sold during the second quarter of 2003 was $1.69 million, or 53.4% of sales, compared to $1.77 million, or 56.0% of sales, during the same period in 2002. The reduction in the cost of sales in the first quarter of 2003 as a percentage of sales reflects an improved product mix across all geographic areas and lower costs for some of the raw materials. The Company also ended sales to certain marginally profitable customers at the beginning of the year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,050,000, or 33.2% of sales, in the second quarter of 2003, from $1,015,000, or 32.1% of sales, for the same period in 2002. The second quarter of 2003 reflected higher sales and marketing expenses including costs to set up a training facility in Singapore and other trade show costs.

         Loss on Investment. The Company wrote down the value of its investment in Apprise Technologies ("Apprise") by $75,000 in the second quarter of 2003. The latest offering price for shares of Apprise was below the value carried on the Company's books.

         Research and Development Expenses. Research and development expenses during the second quarter of 2003 were $175,000, or 5.5% of sales, versus $187,000, or 5.9% of sales, for the same period in 2002. The reduction was due to lower costs for production trials and patent-related legal fees.

         Interest Income. Interest income for the second quarter of 2003 was $3,000 compared to $10,000 for the same period in 2002. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes were $19,000, or an effective rate of 12%, for the second quarter of 2003, versus income taxes of $69,000, or an effective rate of 35%, for the first quarter of 2002. The lower effective tax rate during the second quarter of 2003 relates to an increase in tax benefits of the extraterritorial income exclusion on foreign sales in prior years.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

         Sales. The Company's sales during the first six months of 2003 increased moderately to $5.99 million, or less than 1.0%, from $5.95 million in sales during the same period in 2002. Domestic sales and European sales were higher but were offset by lower sales to Asia. A container shipment to China scheduled for the second quarter of 2003 is now scheduled to be shipped and will be recorded in the third quarter of 2003.

         Cost of Goods Sold. Cost of goods sold during the first half of 2003 was $3.31 million, or 55.3% of sales, compared to $3.39 million, or 57.1% of sales, during the same period in 2002. The reduction in the cost of sales in the first six months of 2003 as a percentage of sales reflects an improved product mix across all geographic areas and lower costs for some raw materials. The Company also ended sales to certain marginally profitable customers at the beginning of the year.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,054,000, or 35.5% of sales, in the first half of 2003, from $1,966,000, or 33.1% of sales, for the same period in 2002. The first half of 2003 reflected higher sales and marketing expenses including costs to set up a training facility in Singapore, trade show costs and consulting. The Company also experienced higher public reporting costs related to new SEC regulations arising out of the Sarbanes-Oxley Act of 2002.

         Loss on Investment. The Company wrote down the value of its investment in Apprise by $75,000. The latest offering price for shares of Apprise was below the value carried on the Company's books.

         Research and Development Expenses. Research and development expenses during the first half of 2003 were $343,000, or 5.7% of sales, versus $367,000, or 6.2% of sales, for the same period in 2002. The reduction was due to lower costs for production trials and patent-related legal fees.

         Interest Income. Interest income was $16,000 for the first half of 2003 compared to $18,000 for the same period in 2002. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes were $35,000, or an effective rate of 16%, for the first half of 2003 compared to $83,000, or an effective rate of 35%, for the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $822,000 and $210,000 at June 30, 2003 and June 30, 2002, respectively. The Company generated $557,000 in cash from operating activities during the three months ended June 30, 2003 and used $263,000 in cash from operating activities during the same period in 2002. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation, amortization, loss on investment provision for doubtful accounts, and certain changes in working capital components.

         During the first six months of 2003, trade receivables increased by $180,000. The increase in receivables was driven by moderately higher sales and a temporary slowdown in domestic screen print customer payments due to economic conditions. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. The allowance for doubtful accounts was increased by $50,000 during the period to reflect the increase in trade receivables and the aging of these accounts related to the economic condition of the screen printing industry. Inventory levels increased by $152,000 reflecting increased stocks of AccuArt related products due to strong market acceptance. Accounts payable increased by $288,000, reflecting timing of payments for inventory to suppliers.

         The Company used $119,000 and $148,000, in cash for investing activities during the six months ended June 30, 2003 and June 30, 2002, respectively. During the first six months of 2003, the Company purchased $92,000 in plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's business software, improvements to the Company's trade show booths and construction costs on the leased training facility in Singapore. It also incurred $27,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first six months of 2002, the Company purchased $94,000 in capital equipment and business software. During the first half of 2002, the Company purchased, for $50,000, a license for technology applicable to its abrasive etching business.

         Plans for additional capital expenditures of $100,000 during 2003 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Total 2003 planned expenditures are expected to be less than 2002 capital expenditures and are expected to be funded with cash generated from operating activities.

         During the first quarter of 2002, the Company repurchased 23,500 shares of its outstanding Common Stock for $72,000.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended June 30, 2003 and there was no debt outstanding under this line as of June 30, 2003. The Company made a $150,000 draw on this line of credit on June 20, 2002, primarily to cover a royalty payment to Aicello. The Company repaid this draw within a short period of time, utilizing cash from operations.

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

INTERNATIONAL ACTIVITY

         The Company markets its products to over 60 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales for the three months ended June 30, 2003 and 31% of total sales for the three months ended June 30, 2002. Sales to foreign markets were 30% for the six months ended June 30, 2003 and 32% for the same period in 2002. Foreign sales in 2002 reflected higher sales to India and China. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world and are made primarily in dollars and Eurodollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars or Eurodollars. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 2003.

FUTURE OUTLOOK

         IKONICS has invested over 6% of its sales dollars for the past several years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

         In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. In June, the Company opened a training center in Singapore.

         Other future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and pursuit of marketing opportunities.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, the Company has found that certain internal control procedures were not being performed in a timely manner. When these deficiencies were discovered by supervising personnel, corrective actions were taken by the Company.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held April 24, 2003. The shareholders took the following action:

         The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                          Votes For      Votes Against
                                          ---------      -------------
                Charles H. Andresen       1,064,696         42,765
                David O. Harris           1,064,696         42,765
                Gerald W. Simonson        1,064,696         42,765
                William C. Ulland         1,064,696         42,765
                Rondi Erickson            1,064,696         42,765
                H. Leigh Severance        1,064,696         42,765

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2003:

Exhibit           Description
-------           -----------
    3.1           Restated Articles of Incorporation of Company, as amended.(1)
    3.2           By-Laws of the Company, as amended.(1)
   11             Computation of Net Earnings per Common Share.
   31             Certifications pursuant to Rule 13a-14(a) of the Exchange Act.
   32             Certifications pursuant to Rule 13a-14(b) of the Exchange Act.

--------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).


         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

         On April 30, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the Company's financial results for the three months ended March 31, 2003.

                               IKONICS CORPORATION

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IKONICS CORPORATION


DATE:  August 14, 2003                   By: /s/ William C. Ulland
                                             ----------------------------------
                                             William C. Ulland,
                                             Acting Chief Financial Officer,
                                             Chairman, Chief Executive Officer,
                                             and President

                                INDEX TO EXHIBITS


 Exhibit           Description                                                     Page
 -------           -----------                                                     ----
    3.1    Restated Articles of Incorporation of Company, as amended...........    Incorporated by Reference
    3.2    By-Laws of the Company, as amended..................................    Incorporated by Reference
   11      Computation of Net Earnings per Common Share........................    Filed Electronically
   31      Certifications pursuant to Rule 13a-14(a) of the Exchange Act.......    Filed Electronically
   32      Certifications pursuant to Rule 13a-14(b) of the Exchange Act.......    Filed Electronically