Form 10QSB
period 2003-09-30
IKONICS CORP
filed 2003-11-04
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2003
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From            to             .
                                    -----------    -----------

Commission file number  000-25727
                        ---------

                               IKONICS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Minnesota                                         41-0730027
----------------------------------                     -------------------------
 (State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                           identification no.)


          4832 Grand Avenue
          Duluth, Minnesota                                     55807
-------------------------------------------            -------------------------
 (Address of principal executive offices)                     (Zip code)

                                 (218) 628-2217
                 ----------------------------------------------
                            Issuer's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value
- 1,248,127 shares outstanding as of October 23, 2003.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


PART I.       FINANCIAL INFORMATION                                                    PAGE NO.
              ---------------------                                                    --------
Item 1.         Financial Statements:

                Balance Sheets
                as of September 30, 2003 (unaudited) and December 31, 2002                 3

                Statements of Operations
                for the Three Months and Nine Months Ended September 30, 2003
                and 2002 (unaudited)                                                       4

                Statements of Cash Flows
                for the Nine Months Ended September 30, 2003 and 2002 (unaudited)          5

                Notes to Financial Statements (unaudited)                                  6

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                                                 9

Item 3.         Controls and Procedures                                                   13

PART II.     OTHER INFORMATION                                                            15
             -----------------

             SIGNATURES                                                                   16
             ----------

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS



                                                                                   SEPTEMBER 30          DECEMBER 31
                                                                                      2003                   2002
ASSETS                                                                             (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 1,250,307          $   384,107
   Marketable securities                                                               252,812              246,094
   Trade receivables, less allowance for doubtful accounts of
     $175,750 and $100,000, respectively                                             1,995,225            1,933,769
   Inventories                                                                       1,712,967            1,771,905
   Prepaid expenses and other assets                                                    54,774               89,937
   Income tax refund receivable                                                              -              122,469
   Deferred taxes                                                                      140,000               82,000
                                                                                   -----------          -----------
           Total current assets                                                      5,406,085            4,630,281

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land, building and leasehold improvements                                         1,393,412            1,355,588
   Machinery and equipment                                                           2,291,859            2,231,478
   Office equipment                                                                  1,182,170            1,144,564
   Vehicles                                                                            191,628              167,102
                                                                                   -----------          -----------
                                                                                     5,059,069            4,898,732
   Less accumulated depreciation                                                     3,923,865            3,694,105
                                                                                   -----------          -----------
                                                                                     1,135,204            1,204,627

PATENTS, net of amortization of $48,559 and $41,800, respectively                      117,095               90,917
NONCOMPETE AGREEMENT, net of amortization of $21,656 and $16,666,
   respectively                                                                         78,334               83,334
LICENSE AGREEMENTS, net of amortization of $8,594 and $2,500,
    respectively                                                                        91,406               97,500
OTHER ASSETS                                                                           112,834              187,500
DEFERRED TAXES                                                                         115,000              118,000
                                                                                   -----------          -----------

                                                                                   $ 7,055,958          $ 6,412,159
                                                                                   ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $   381,398          $   317,229
   Accrued compensation                                                                262,051              204,624
   Accrued corporate income taxes                                                      167,391                 --
   Other accrued expenses                                                               54,744               23,643
                                                                                   -----------          -----------
           Total current liabilities                                                   865,584              545,496

CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares;
     issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,248,127 shares in 2003 and 2002                          124,813              124,813
   Additional paid-in capital                                                        1,269,489            1,269,489
   Retained earnings                                                                 4,808,894            4,483,895
   Accumulated other comprehensive income (loss)                                       (12,822)             (11,534)
                                                                                   -----------          -----------
         Total stockholders' equity                                                  6,190,374            5,866,663
                                                                                   -----------          -----------
                                                                                   $ 7,055,958          $ 6,412,159
                                                                                   ===========          ===========

See notes to financial statements

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS                         NINE MONTHS
                                                    ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30
                                               --------------------------          ----------------------------
                                                   2003           2002                 2003             2002

SALES                                          $ 3,061,503    $ 2,970,798          $ 9,053,881      $ 8,917,425

COSTS AND EXPENSES:
   Cost of goods sold                            1,666,991      1,758,569            4,981,928        5,153,867
   Selling, general, and administrative          1,067,735        900,750            3,121,686        2,866,607
   Research and development                        149,239        194,088              492,461          560,673
                                               -----------    -----------          -----------      -----------
                                                 2,883,965      2,853,707            8,596,075        8,581,147
                                               -----------    -----------          -----------      -----------

INCOME FROM OPERATIONS                             177,538        117,091              457,806          336,278

INTEREST EXPENSE                                        -            (333)                  -              (503)
LOSS ON INVESTMENT                                      -              -               (74,666)              -
INTEREST INCOME                                     12,161          9,668               27,827           28,014
                                               -----------    -----------          -----------      -----------

INCOME BEFORE INCOME TAXES                         189,699        126,426              410,967          363,789

FEDERAL AND STATE INCOME
     TAX EXPENSE                                    50,858         40,614               85,968          123,689
                                               -----------    -----------          -----------      -----------

NET INCOME                                     $   138,841    $    85,812          $   324,999      $   240,100
                                               ===========    ===========          ===========      ===========

EARNINGS PER SHARE:
   Basic                                       $      0.11    $      0.07          $      0.26      $      0.19
                                               ===========    ===========          ===========      ===========

   Diluted                                     $      0.11    $      0.07          $      0.26      $      0.19
                                               ===========    ===========          ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                         1,248,127      1,248,127            1,248,127        1,253,390
                                               ===========    ===========          ===========      ===========

   Diluted                                       1,266,964      1,248,963            1,258,754        1,253,390
                                               ===========    ===========          ===========      ===========


See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30
                                                                    --------------------------
                                                                         2003           2002
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                                       $   324,999    $   240,100
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                                       229,760        231,489
     Amortization                                                        17,852         13,061
     (Gain) on sale of property and equipment                            (5,500)       (19,632)
     Loss on investment                                                  74,666              -
     Deferred Income Tax                                                (55,000)             -
     Provision for doubtful accounts                                    131,324              -
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                                             (192,780)      (547,348)
         Inventories                                                     58,938        (56,064)
         Prepaid expenses and other assets                               35,163        (50,934)
       (Decrease) increase in:
         Accounts payable                                                64,169         94,036
         Accrued expenses                                                88,528         77,720
         Income taxes payable                                           289,860        140,089
                                                                    -----------    -----------
           Net cash provided by                                       1,061,979        122,517
              operating activities

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                                  (160,337)       (98,582)
   Proceeds on sale of plant and equipment                                5,500              -
   Purchase of intangibles                                              (32,936)       (50,000)
   Purchase of marketable securities                                     (8,006)        (8,408)
                                                                    -----------    -----------
           Net cash from (used in)                                     (195,779)      (156,990)
                 investing activities

CASH FLOWS FROM FINANCING
     ACTIVITIES:
   Proceeds from revolving credit agreement                                   -        150,000
   Payments for revolving credit agreement                                    -       (150,000)
   Re-purchase of company stock                                               -        (72,492)
                                                                    -----------    -----------
              Net cash from (used in)                                         -        (72,492)
                financing activities

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                 866,200       (106,965)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  384,107        543,679
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $ 1,250,307    $   436,714
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid (refunded)                                   $  (148,892)   $   (16,400)
                                                                    ===========    ===========



See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of IKONICS Corporation (the "Company") as of September 30, 2003, and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2003, and the results of operations and cash flows for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

         The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.       Inventory

         The major components of inventory at September 30, 2003 and December 31, 2002 are as follows:

                                              Sept 30, 2003     Dec 31, 2002
                                              -------------     ------------
                 Raw materials                $   936,650      $   735,006
                 Work-in-progress                 290,978          257,813
                 Finished goods                   843,668        1,033,342
                 Reserve for Obsolescence        (111,573)         (30,000)
                 Reduction to LIFO cost          (246,756)        (224,256)
                                              -----------      -----------
                 Total Inventory              $ 1,712,967      $ 1,771,905
                                              ===========      ===========


         The inventory reserve for obsolescence increased due to the identification of additional inventory items that may need to be sold at a discount or scrapped.

3.       Stockholders' Equity

                                                                           Nine Months Ended
                                                                           September 30, 2003
                                                                           ------------------

             Total Stockholders' Equity-December 31, 2002                    $  5,866,663
                      Net income                              $324,999
                      Unrealized loss on available-
                      for-sale investments                      (1,288)
                                                              --------
             Comprehensive income                                                 323,711
                                                                             ------------
             Total Stockholders' Equity-September 30, 2003                   $  6,190,374
                                                                             ============

4.       Earnings Per Common Share (EPS)

         Basic EPS is calculated by dividing net income by the weighted average of common shares outstanding during the quarter. Diluted EPS is similar to Basic except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

         Shares used in the calculation of diluted EPS are summarized below:                 Three Months Ended
                                                                                    September 30, 2003  September 30, 2002
                                                                                    ------------------  ------------------
         Weighted average common shares outstanding                                      1,248,127           1,248,127
         Dilutive effect of stock options                                                   18,837                 836
                                                                                      ------------        ------------
         Weighted average common and common equivalent shares outstanding                1,266,964           1,248,963
                                                                                      ============        ============
                                                                                              Nine Months Ended
                                                                                    September 30, 2003  September 30, 2002
                                                                                    ------------------  ------------------
         Weighted average common shares outstanding                                      1,248,127           1,253,390
         Dilutive effect of stock options                                                   10,627                   -
                                                                                      ------------        ------------
         Weighted average common and common equivalent shares outstanding                1,258,754           1,253,390
                                                                                      ============        ============


         Options to purchase 167,008 and 150,029 shares of common stock were outstanding during the quarter ended September 30, 2003 and 2002, respectively.

5.       Employee Stock Plans

         The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                                            Nine Months Ended           Three Months Ended
                                                                          Sep 30,        Sep 30,       Sep 30,       Sep 30,
                                                                            2003          2002          2003          2002
                                                                            ----          ----          ----          ----
     Net income:
            As reported                                                  $ 324,999     $ 240,100     $ 138,841      $ 85,812

            Deduct total stock-based employee compensation                  64,511        82,774        31,572        27,591
               expense determined under fair value based method          ---------     ---------     ---------      --------
               for all awards, net of tax
            Pro forma                                                    $ 260,488     $ 157,326     $ 107,269      $ 58,221
                                                                         =========     =========     =========      ========

     Basic earnings per share:
            As reported                                                  $    0.26     $    0.19     $    0.11      $   0.07
            Pro forma                                                    $    0.21     $    0.13     $    0.09      $   0.05

     Diluted earnings per share:
            As reported                                                  $    0.26     $    0.19     $    0.11      $   0.07
            Pro forma                                                    $    0.21     $    0.13     $    0.08      $   0.05

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

7.       New Accounting Standards

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 clarifies the accounting for certain financial instruments and characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have a material impact on our financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2003, the nine months ended September 30, 2003 and the same periods of 2002. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

         - The Company's expectation that there will be no significant capital expenditures during the remainder of 2003 and that all capital expenditures will be funded with cash generated from operating activities--These expectations may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses.

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

         - The Company's plans to continue efforts to grow its international business--These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

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

         A trade receivable is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers. The concentration of credit risk is not significant except for a receivable from one of the Company's larger customers, which accounted for 11.5% of total receivables as of September 30, 2003.

         Inventory. Inventories are valued at the lower rate of cost or market value. The Company monitors its inventory for obsolescence and records reductions in cost when required.

         Deferred Tax Assets. At September 30, 2003, the Company had approximately $255,000 of net deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $50,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

         Sales. The Company's sales during the third quarter of 2003 were $3.06 million, which was 3% higher than sales in the third quarter of 2002. Sales were higher domestically and in Europe while Asian sales were flat. The domestic sales improvement was driven by increased demand for PhotoBrasive products. Asian sales did benefit from a container shipment previously scheduled for China in the second quarter that was shipped and recorded in the third quarter of 2003.

         Cost of Goods Sold. Cost of goods sold during the third quarter of 2003 was $1.67 million, or 54.5% of sales, compared to $1.76 million, or 59.2% of sales, during the same period in 2002. The reduction in the cost of sales in the third quarter of 2003 as a percentage of sales reflects an improved product mix across all geographic areas and lower costs for some of the raw materials. The Company also ended sales to certain marginally profitable customers at the beginning of 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,068,000, or 34.9% of sales, in the third quarter of 2003, from $900,750 or 30.3% of sales, for the same period in 2002. The third quarter of 2003 reflected higher bad debt expense, Singapore training center expenses and advertising expenses.

         Research and Development Expenses. Research and development expenses during the third quarter of 2003 were $149,000, or 4.9% of sales, versus $194,000, or 6.5% of sales, for the same period in 2002. The reduction was due to lower costs for production trials and lower patent legal fees.

         Interest Income. Interest income for the third quarter of 2003 was $12,161 compared to $9,668 for the same period in 2002. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes were $50,858, or an effective rate of 26.8%, during the third quarter of 2003, versus income taxes of $40,614, or an effective rate of 32.1%, for the third quarter of 2002. The lower effective tax rate during the third quarter of 2003 relates to an increase in tax benefits of the extraterritorial income exclusion on foreign sales.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         Sales. The Company's sales during the first nine months of 2003 increased to $9.05 million, or by 1.5%, from $8.92 million in sales during the same period in 2002. Higher domestic and European sales were partially offset by lower sales to Asia. The domestic sales improvement was driven by increased demand for PhotoBrasive products.

         Cost of Goods Sold. Cost of goods sold during the first nine months of 2003 was $4.98 million, or 55.0% of sales, compared to $5.15 million, or 57.8% of sales, during the same period in 2002. The reduction in the cost of sales in the first nine months of 2003 as a percentage of sales reflects an improved product mix across all geographic areas and lower costs for some raw materials. The Company also ended sales to certain marginally profitable customers at the beginning of 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3,122,000, or 34.5% of sales, in the first nine months of 2003, from $2,867,000, or 32.1% of sales, for the same period in 2002. The first nine months of 2003 reflected higher sales and marketing expenses, including costs to set up a training facility in Singapore, trade show costs, bad debt expense and consulting. The Company also experienced higher legal fees related to new SEC regulations affecting public company reporting.

         Loss on Investment. The Company wrote down the value of its investment in Apprise Technologies ("Apprise") by $75,000 during the second quarter of 2003. The latest offering price for shares of Apprise was below the value carried on the Company's books.

         Research and Development Expenses. Research and development expenses during the first nine months of 2003 were $492,000, or 5.4% of sales, versus $561,000, or 6.3% of sales, for the same period in 2002. The reduction was due to lower costs for production trials and lower patent legal fees.

         Interest Income. The $28,000 in interest income for the first nine months of 2003 was essentially equal to the same period in 2002. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes were $85,968, or an effective rate of 20.9%, during the first nine months of 2003 compared to $124,000, or an effective rate of 34%, for the first nine months of 2002. The lower effective tax rate during 2003 relates to an increase in tax benefits of the extraterritorial income exclusion on foreign sales for the current year and unclaimed tax benefit from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $1,250,000 and $437,000 at September 30, 2003 and September 30, 2002, respectively. The Company generated $1,062,000 in cash from operating activities during the nine months ended September 30, 2003 compared to the generation of $123,000 in cash from operating activities during the same period in 2002. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation, amortization, loss on investment, provision for doubtful accounts, and certain changes in working capital components.

         During the first nine months of 2003, trade receivables increased by $193,000. The increase in receivables was driven by moderately higher sales and a temporary slowdown in domestic screen print customer payments due to economic conditions. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. The allowance for doubtful accounts was increased by $76,000 during the period to reflect the increase in trade receivables and the aging of these accounts related to the economic condition of the screen printing industry. Inventory levels decreased by $59,000, reflecting decreased finished goods levels. Prepaid expenses and other assets decreased by $35,000 due to lower obligations. Accounts payable increased by $64,000, reflecting timing of payments to suppliers. Accrued expenses increased by $88,000 due to the timing of payroll.

         The Company used $196,000 and $157,000, in cash for investing activities during the nine months ended September 30, 2003 and September 30, 2002, respectively. During the first nine months of 2003, the Company spent $160,000 on the following: plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's business software, improvements to the Company's trade show booths and construction costs on the leased training facility in Singapore. It also incurred $33,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first nine months of 2002, the Company purchased $99,000 in capital equipment and business software. During the first nine months of 2002, the Company purchased, for $50,000, a license for technology applicable to its abrasive etching business.

         During the first quarter of 2002, the Company repurchased 23,500 shares of its outstanding Common Stock for $72,000.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended September 30, 2003 and there was no debt outstanding under this line as of September 30, 2003. The Company made a $150,000 draw on this line of credit on June 20, 2002, primarily to cover a royalty payment to Aicello. The Company repaid this draw within a short period of time, utilizing cash from operations.

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

CAPITAL EXPENDITURES

         Through September 30, 2003, the Company spent $160,000 on capital expenditures in 2003. This spending included plant equipment upgrades to improve efficiency and safety, additions to the Company's business software, improvements to the Company's trade show booths and construction costs on the leased training facility in Singapore.

         There are no plans for significant capital expenditures for the remainder of 2003. Minor investments will continue to be made to upgrade manufacturing equipment, improve safety, develop equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Total 2003 planned expenditures are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 60 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales for the three months ended September 30, 2003 and 30% of total sales for the three months ended September 30, 2002. Sales to foreign markets were 31% for the nine months ended September 30, 2003 and 32% for the same period in 2002. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world and are made primarily in dollars and Eurodollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars or Eurodollars. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2003.

FUTURE OUTLOOK

         IKONICS has invested on average over 6% of its sales dollars for the past several years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

         In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. In June 2003, the Company opened a training center in Singapore.

         Other future activities undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and pursuit of marketing opportunities.

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 5.      OTHER INFORMATION

             None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2003:

Exhibit                    Description
-------                    -----------
   3.1   Restated Articles of Incorporation of Company, as amended.(1)
   3.2   By-Laws of the Company, as amended.(1)
  11     Computation of Net Earnings per Common Share
  31.1   Rule 13a-14(a)/15d-14(a) Certifications of CEO
  31.2   Rule 13a-14(a)/15d-14(a) Certifications of CFO
  32     Section 1350 Certifications

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(b)      REPORTS ON FORM 8-K

                  On August 11, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the Company's financial results for the three and six months ended June 30, 2003.



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


                                          IKONICS CORPORATION


DATE: November 4, 2003                    By: /s/ Jon Gerlach
                                             -----------------------------------
                                                 Jon Gerlach,
                                                   Chief Financial Officer and
                                                   Vice President of Finance

                                INDEX TO EXHIBITS



  Exhibit                   Description                                                 Page
  -------                   -----------                                                 ----
    3.1  Restated Articles of Incorporation of Company, as amended.......     Incorporated by Reference
    3.2  By-Laws of the Company, as amended..............................     Incorporated by Reference
   11    Computation of Net Earnings per Common Share....................     Filed Electronically
   31.1  Rule 13a-14(a)/15d-14(a) Certifications of CEO..................     Filed Electronically
   31.2  Rule 13a-14(a)/15d-14(a) Certifications of CFO..................     Filed Electronically
   32    Section 1350 Certifications.....................................     Filed Electronically