Form 10KSB
period 2003-12-31
IKONICS CORP
filed 2004-03-29
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
         ________________.

                        Commission file number 000-25727

                               IKONICS CORPORATION
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                             41-0730027
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)

            4832 Grand Avenue
            Duluth, Minnesota                                            55807
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:               (218) 628-2217

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

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were: $12,105,127

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2004 was $7,137,064.40, based on the closing price for the issuer's Common Stock on such date as reported on the Nasdaq SmallCap Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value
- 1,251,454 issued and outstanding as of February 27, 2004.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

PRODUCTS

         IKONICS' core technology is the use of photochemicals to create and transfer images. This technology is similar to photographic film technology except that the Company uses organic polymers or natural protein rather than silver to make the product photo-reactive ("light sensitive"). The products IKONICS targets at the screen printing industry are light sensitive films and light sensitive emulsions used by customers to create an image on a printing screen; the equivalent of a printing plate in other types of printing processes. In the abrasive etching market, the Company's products are also films and emulsions. These products are used to create a stencil by decorators of glass and other hard surfaces, including crystal, marble, metals, wood, stone and plastics. The stencil is applied directly to the article to be decorated by the sand blasting process through a self-adhesive feature or with a separate adhesive. The open areas of the stencil permit the sand blast grit to erode the surface while the closed areas of the stencil repel the sand blast grit, protecting areas of the surface being decorated.

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

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

         IKONICS spent 5.2% of sales ($632,000) on research and development in 2003 and 6.0% ($706,000) in 2002. In its research program, IKONICS has developed unique light sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2003 and 2023. The Company also has six United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within IKONICS, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees and confidentiality agreements with vendors. In its product development program, IKONICS is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of IKONICS products for different climatic zones.

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

EMPLOYEES

         As of February 6, 2004, the Company had approximately 70 full-time employees, 66 of whom are located at the Company's headquarters in Duluth, Minnesota and four of whom are outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                                                   HIGH             LOW
                                                                                   ----             ---
FISCAL YEAR ENDED DECEMBER 31, 2003:
     First Quarter............................................................    $6.25            $3.05
     Second Quarter...........................................................     5.78             3.90
     Third Quarter............................................................     6.25             4.92
     Fourth Quarter...........................................................     8.34             5.55

FISCAL YEAR ENDED DECEMBER 31, 2002:
     First Quarter............................................................    $3.25            $2.95
     Second Quarter...........................................................     3.27             3.00
     Third Quarter............................................................     3.49             2.85
     Fourth Quarter...........................................................     5.10             3.25

         As of February 27, 2004, the Company had approximately 580 shareholders of record. The Company has never declared or paid any dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2003 and 2002 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2003 and 2002.

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

         - The Company's expectation that capital expenditures will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses.

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

         Inventory. Inventories are valued at the lower rate of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

         Deferred Tax Assets. At December 31, 2003, the Company had approximately $194,000 of deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition - The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         Sales. The Company's net sales increased 2.6% to $12.1 million in 2003, compared to net sales of $11.8 million in 2002. Sales in the United States increased 1.8% to $8.2 million in 2003, from $8.0 million in 2002. Sales in the United States slightly increased as a result of an improvement in the general economic climate. International sales increased 4.3% to $3.9 million from $3.8 million in 2002.

         Cost of Goods Sold. Cost of goods sold was $6.6 million, or 54.5% of sales, in 2003 and $6.8 million, or 57.7% of sales, in 2002. The decrease in cost of goods sold reflects an improved product mix across all geographic areas and lower costs for some raw materials. The Company also ended sales to certain marginally profitable customers at the beginning of 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.2 million, or 34.5% of sales, in 2003 from $3.8 million, or 32.5% of sales, in 2002. The increase reflects a contingent liability for unpaid state sales tax, higher sales and marketing expenses, including costs to set up a training facility in Singapore, and bad debt expense.

         Research and Development Expenses. Research and development expenses were $632,000, or 5.2% of sales, in 2003 compared to $706,000, or 6.0% of sales, in 2002. The reduction was due to lower patent legal fees, lower travel expenses and lower production trial costs.

         Loss on Investment. The Company wrote down the value of its investment in Apprise Technologies ("Apprise") by $75,000 during the second quarter of 2003. This write down occurred because the latest issuance price per share of Apprise was below the value carried on the Company's books.

         Interest Income. Interest income increased to $16,000 in 2003, compared to $13,000 for 2002. The higher interest income is due to the growing amount of invested funds. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

         Income Taxes. Income taxes were $129,000, or an effective rate of 20.3%, for 2003 compared to $101,000, or an effective rate of 21.9%, for 2002. The lower effective tax rate during 2003 relates to an increase in tax benefits of the extraterritorial income exclusion on foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $1,508,000 and $384,000 at December 31, 2003 and December 31, 2002, respectively. The Company generated $1,401,000 in cash from operating activities during 2003 compared to the generation of $249,000 in cash from operating activities during the same period in 2002. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, loss on investment, provision for doubtful accounts, and certain changes in working capital components.

         During 2003, trade receivables increased by $7,000, net of the allowance for doubtful accounts. The increase in receivables was driven by moderately higher sales. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased by $35,000, reflecting higher raw material levels. Accounts payable decreased by $52,000, reflecting timing of payments to suppliers. Accrued expenses increased by $207,000 due to probable future sales tax payments and the timing of payroll.

         The Company used $277,000 and $336,000 in cash for investing activities during 2003 and 2002, respectively. During 2003, the Company spent $245,000 on the following: plant equipment upgrades to improve efficiency and reduce operating costs, additions to the Company's business software, improvements to the

Company's trade show booths and construction costs on the leased training facility in Singapore. The Company also incurred $60,000 in patent application costs that it records as an asset and amortizes upon successful completion of the application process. During 2002, the Company purchased $250,000 in capital equipment and business software and spent $123,000 on patent application costs and on a license for technology applicable to its abrasive etching business. During 2003 the Company purchased $84,000 in marketable securities and sold $106,000 in marketable securities.

         During 2002, the Company repurchased 23,500 shares of its outstanding Common Stock for $72,000.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the year and there was no debt outstanding under this line as of December 31, 2003. The Company made a $150,000 draw on this line of credit on June 20, 2002, primarily to cover a royalty payment to Aicello. The Company repaid this draw within a short period of time, utilizing cash from operations.

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

CAPITAL EXPENDITURES

         The Company spent $245,000 on capital expenditures during 2003. This spending included plant equipment upgrades to improve efficiency and safety, additions to the Company's business software, vehicles, improvements to the Company's trade show booths and construction costs on the leased training facility in Singapore.

         Commitments for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS' laboratory, and research and development to improve measurement and quality control processes. These commitments are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 80 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales during 2003 and 2002. Foreign sales in 2003 reflected higher sales to China and a decrease in sales to India. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Eurodollars. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS
150). FAS 150 clarifies the accounting for certain financial instruments and characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

Stockholders and Board of Directors
IKONICS Corporation
Duluth, Minnesota

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Duluth, Minnesota
February 6, 2004

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                                2003             2002
ASSETS

Current Assets:
   Cash and cash equivalents                                                 $1,507,794       $  384,107
   Marketable securities                                                        221,907          246,094
   Trade receivables, less allowance for doubtful accounts of $100,000        1,859,480        1,933,769
     in 2003 and 2002
   Inventories (Note 1)                                                       1,807,233        1,771,905
   Prepaid expenses and other assets                                             73,260           89,937
   Income tax refund receivable                                                       0          122,469
   Deferred taxes (Note 3)                                                      128,000           82,000
                                                                             ----------       ----------
           Total current assets                                               5,597,674        4,630,281

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                          1,406,377        1,355,588
   Machinery and equipment                                                    2,337,166        2,231,478
   Office equipment                                                           1,185,098        1,144,564
   Vehicles                                                                     191,628          167,102
                                                                             ----------       ----------
                                                                              5,120,269        4,898,732
   Less accumulated depreciation                                              4,010,110        3,694,105
                                                                             ----------       ----------
                                                                              1,110,159        1,204,627

INTANGIBLE ASSETS, less accumulated amortization of $85,154 in
   2003 and $60,966 in 2002 (Note 4)                                            308,017          271,751

DEFERRED TAXES (Note 3)                                                          66,000          118,000

OTHER ASSETS (Note 1)                                                           112,834          187,500
                                                                             ----------       ----------

                                                                             $7,194,684       $6,412,159
                                                                             ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   264,744           $   317,229
   Accrued compensation                                                               227,318               204,624
   Other accrued expenses                                                             207,506                23,643
   Income taxes payable                                                               126,766                     0
                                                                                  -----------           -----------

           Total current liabilities                                                  826,334               545,496

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares;
     issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,248,127 shares-2003 and 2002                            124,813               124,813
   Additional paid-in capital                                                       1,269,489             1,269,489
   Retained earnings                                                                4,987,311             4,483,895
   Accumulated other comprehensive loss                                               (13,263)              (11,534)
                                                                                  -----------           -----------
         Total stockholders' equity                                                 6,368,350             5,866,663
                                                                                  -----------           -----------
                                                                                  $ 7,194,684           $ 6,412,159
                                                                                  ===========           ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003                   2002
NET SALES                                        $ 12,105,127           $ 11,797,279

COSTS AND EXPENSES:
   Cost of goods sold                               6,601,263              6,808,130
   Selling, general and administrative              4,181,486              3,835,097
   Research and development                           631,658                706,343
                                                 ------------           ------------
                                                   11,414,407             11,349,570
                                                 ------------           ------------

INCOME FROM OPERATIONS                                690,720                447,709

LOSS ON INVESTMENT                                    (74,666)                     0

INTEREST INCOME                                        16,362                 13,108
                                                 ------------           ------------

INCOME BEFORE INCOME TAXES                            632,416                460,817

FEDERAL AND STATE INCOME TAXES (Note 3)               129,000                101,000
                                                 ------------           ------------

NET INCOME                                       $    503,416           $    359,817
                                                 ============           ============

EARNINGS PER SHARE:
   Basic                                         $       0.40           $       0.29
                                                 ============           ============
   Diluted                                       $       0.40           $       0.29
                                                 ============           ============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING:
   Basic                                            1,248,127              1,252,020
                                                 ============           ============
   Diluted                                          1,263,404              1,252,809
                                                 ============           ============

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                                              ADDITIONAL                 COMPREHENSIVE
                                                           COMMON STOCK         PAID-IN      RETAINED        INCOME        TOTAL
                                                        SHARES     AMOUNT       CAPITAL      EARNINGS        (LOSS)        EQUITY
                                                      -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                          1,271,627  $  127,163  $  1,293,460  $  4,170,246   $  (10,829)   $ 5,580,040

   Net income                                                                                   359,817                     359,817
   Unrealized loss on available-for-sale investments                                                            (705)          (705)
                                                                                                                        -----------
   Total comprehensive income                                                                                               359,112
   Purchase and retirement of 23,500 shares
   of common stock                                      (23,500)     (2,350)      (23,971)      (46,168)                    (72,489)
                                                      ---------  ----------  ------------  ------------   ----------    -----------

BALANCE AT DECEMBER 31, 2002                          1,248,127     124,813     1,269,489     4,483,895      (11,534)     5,866,663

   Net income                                                                                   503,416                     503,416
   Unrealized loss on available-for-sale investments                                                          (1,729)        (1,729)
                                                                                                                        -----------
   Total comprehensive income                                                                                               501,687
                                                      ---------  ----------  ------------  ------------   ----------    -----------

   BALANCE AT DECEMBER 31, 2003                       1,248,127  $  124,813  $  1,269,489  $  4,987,311   $  (13,263)   $ 6,368,350
                                                      =========  ==========  ============  ============   ==========    ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            2003                  2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   503,416           $   359,817
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                           339,041               314,364
     Amortization                                                            24,188                18,178
     Gain on sale of property and equipment                                  (5,500)              (13,116)
     Loss on investment                                                      74,666                     0
     Provision for doubtful accounts                                         81,254                60,183
     Deferred income taxes                                                    6,000                81,000
     Changes in working capital components:
       (Increase) decrease in:
         Trade receivables                                                   (6,965)             (520,970)
         Inventories                                                        (35,328)             (166,235)
         Prepaid expenses and other assets                                   16,677                28,241
         Income taxes refund receivable                                     122,469                10,561
       (Decrease) increase in:
         Accounts payable                                                   (52,485)               19,673
         Accrued expenses                                                   206,557                57,421
         Income taxes payable                                               126,766                     0
                                                                        -----------           -----------
           Net cash provided by operating activities                      1,400,756               249,117

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (244,573)             (250,366)
   Proceeds on sale of property and equipment                                 5,500                47,250
   Purchase of intangibles                                                  (60,454)             (123,439)
   Purchases of marketable securities                                       (83,980)               (9,645)
   Proceeds from sale of marketable securities                              106,438                     0
                                                                        -----------           -----------
           Net cash used in investing activities                           (277,069)             (336,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repurchase of company stock                                                    0               (72,489)
                                                                        -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,123,687              (159,572)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              384,107               543,679
                                                                        -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 1,507,794           $   384,107
                                                                        ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid (refunded) for income taxes                                $  (126,514)          $    (5,472)
                                                                        ===========           ===========
   Cash paid for interest                                               $         0           $       503
                                                                        ===========           ===========

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business - IKONICS Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers' applications include textiles, billboards, electronics, glassware, fine china, and many other industrial and commercial applications. The Company's principal markets are throughout the United States. In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

         Fifty-three percent and forty-four percent, respectively, of the Company's accounts receivable at December 31, 2003 and 2002 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. No receivable from a single customer exceeded 10% of total receivables at December 31, 2003 or December 31, 2002. No single customer represented greater than 10% of total revenue in 2003. One customer accounted for 17.6% of total receivables at December 31, 2002.

         A summary of the Company's significant accounting policies follows:

         Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of putable variable rate municipal bonds backed by a letter of credit and money market funds in which carrying value of both instruments approximates market value because of the short maturity of these instruments.

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

         The majority of these municipal bonds have been in a continuous loss position for over 12 months. The fair value of municipal bonds that have been in continuous loss for 12 months or more at December 31, 2003 is $116,840 with unrealized losses of $13,022. The fair value of municipal bonds that have been in continuous loss for less than 12 months at December 31, 2003 is $56,920 with unrealized losses of $1,337. The unrealized losses are generally due to changes in interest rates, and as such, are considered to be temporary, by the Company.

         Trade Receivables - Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on an on-going basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Accounts are considered past due if payment is not received according to agreed-upon terms.

         Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $264,000 and $224,000 higher than reported at December 31, 2003 and 2002, respectively. The major components of inventories are as follows:

                                                                               2003             2002
Raw materials                                                             $     928,949    $     735,006
Work-in-progress                                                                231,269          257,813
Finished goods                                                                  911,419        1,003,342
Reduction to LIFO cost                                                         (264,404)        (224,256)
                                                                          -------------    -------------

        Total inventories                                                 $   1,807,233    $   1,771,905
                                                                          =============    =============

         Depreciation - Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

                                          Years
Building                                  15-40
Machinery and equipment                    5-10
Office equipment                           5-10
Vehicles                                      3

         Intangibles Assets - Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement.

         Other Assets - Other assets consist of a $112,834 equity investment in Apprise Technologies, Inc. This investment is accounted for on the cost method. During the second quarter of 2003, the Company wrote down the value of its investment in Apprise Technologies, Inc. by $74,666. The latest issuance price for shares of Apprise was below the value carried on the Company's books. One of the Company's directors is the CEO of Apprise Technologies, Inc.

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

         Comprehensive Income - The Company's comprehensive income consists of net income and unrealized gains and losses on marketable securities, net of taxes.

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

         Shares used in the calculation of diluted EPS are summarized below:

                                                                                    2003             2002
Weighted average common shares outstanding                                       1,248,127        1,252,020
Dilutive effect of stock options                                                    15,277              789
                                                                                 ---------        ---------
Weighted average common and common equivalent shares outstanding                 1,263,404        1,252,809
                                                                                 =========        =========

         Options to purchase 168,108 and 150,029 shares of common stock were outstanding as of the years ended December 31, 2003 and 2002, respectively.

         Employee Stock Plan - The Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                                                  Years Ended December 31,
                                                                              --------------------------------
                                                                                  2003                 2002
Net income:
   As reported                                                                $   503,416          $   359,817

   Deduct total stock-based employee compensation expense determined
      under fair value based method for all awards                                 79,377              110,365
                                                                              -----------          -----------

   Pro forma                                                                  $   424,039          $   249,452
                                                                              -----------          -----------

Basic earnings per share:
   As reported                                                                $      0.40          $      0.29
   Pro forma                                                                  $      0.34          $      0.20

Diluted earnings per share:
   As reported                                                                $      0.40          $      0.29

   Pro forma                                                                  $      0.34          $      0.20

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

         Foreign Operations - The Company markets in Europe, Latin America, Asia, and other parts of the world. Foreign sales approximated 32% total sales in 2003 and 2002.

         Line of Credit - The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.25% points over 30-day LIBOR. There was no outstanding balance at December 31, 2003 and 2002.

         Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (FAS 150). FAS 150 clarifies the accounting for certain financial instruments and characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. FAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

2.       STOCKHOLDERS' EQUITY

         During the year ended December 31, 2002, the Company repurchased 23,500 shares of its common stock for $72,489, which shares now constitute authorized but unissued shares. The Company did not repurchase any shares during the year ended December 31, 2003.

3.       INCOME TAXES

         Income tax expense for the years ended December 31, 2003 and 2002 consists of the following:

                                                                                    2003            2002
Current:
  Federal                                                                       $   100,000     $    10,000
  State                                                                              23,000          10,000
                                                                                -----------     -----------
                                                                                    123,000          20,000
Deferred                                                                              6,000          81,000
                                                                                -----------     -----------
                                                                                $   129,000     $   101,000
                                                                                ===========     ===========

         The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% to income before taxes, is reconciled to income tax expense as follows:

                                                                                    2003            2002
Expected provision for federal income taxes                                     $   221,200     $   161,200
State income taxes, net of federal benefit                                           13,700          10,100
Extraterritorial income exclusion                                                  (127,800)        (78,800)
Meals and entertainment                                                              10,200          13,600
Tax-exempt interest                                                                  (3,500)         (3,900)
R&D Credit                                                                           (7,600)         (9,000)
Apprise valuation allowance                                                          28,000               0
Other                                                                                (5,200)          7,800
                                                                                -----------     -----------
                                                                                $   129,000     $   101,000
                                                                                ===========     ===========

         Deferred tax assets consist of the following as of December 31, 2003 and 2002:

                                                                                    2003            2002
Property and equipment and other assets                                         $    35,000     $    61,000
Accrued vacation                                                                     16,000          27,000
Other accrued expenses                                                               57,000               0
Inventories                                                                          36,000          12,000
Allowance for doubtful accounts                                                      36,000          36,000
Allowance for sales returns                                                           7,000           7,000
Intangible assets                                                                    31,000          57,000
Capital loss carryforward                                                            46,000          20,000
                                                                                -----------     -----------
                                                                                    264,000         220,000
Less valuation allowance                                                            (46,000)        (20,000)
                                                                                -----------     -----------
                                                                                    218,000         200,000
Deferred tax liabilities:

   Prepaid expenses                                                                  24,000               0
                                                                                -----------     -----------
                                                                                $   194,000     $   200,000
                                                                                ===========     ===========

         The components giving rise to the net deferred tax assets described above have been included in the accompanying balance sheet as of December 31, 2003 and 2002 as follows:

Current assets                                                                  $   128,000     $    82,000
Noncurrent assets                                                                    66,000         118,000
                                                                                -----------     -----------
                                                                                $   194,000     $   200,000
                                                                                ===========     ===========

         The noncurrent deferred tax assets are net of the valuation allowance. The Company increased its valuation allowance by $26,000 during 2003 because of the additional capital loss carryforward which may not be utilized.

4.       INTANGIBLE ASSETS

         Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement.

         Intangible assets at December 31, 2003 and 2002 consist of the following:

                                               December 31, 2003                       December 31, 2002
                                               -----------------                       -----------------
                                        Gross Carrying     Accumulated           Gross Carrying    Accumulated
                                            Amount        Amortization               Amount       Amortization
Amortized intangible assets:
  Patents                                  $193,171         $(51,197)               $132,717        $(41,800)
  Licenses                                  100,000          (10,625)                100,000          (2,500)
  Non-compete agreement                     100,000          (23,332)                100,000         (16,666)
                                           --------         --------                --------        --------
                                           $393,171         $(85,154)               $332,717        $(60,966)
                                           ========         ========                ========        ========

         Net intangible assets as December 31, 2003 and 2002 are $308,017 and $271,751, respectively.

                                                                                    2003            2002
                                                                                    ----            ----
Aggregate amortization expense:
  For the year ended December 31                                                $    24,188     $    18,178

Estimated amortization expense:
  For the year ended December 31, 2004                                                          $    28,400
  For the year ended December 31, 2005                                                               28,400
  For the year ended December 31, 2006                                                               28,400
  For the year ended December 31, 2007                                                               28,400
  For the year ended December 31, 2008                                                               28,400

         In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

5.       PENSION PLAN

         The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 15% of their compensation. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes 5% of each eligible employee's compensation. Total pension expense for the years ended December 31, 2003 and 2002 was approximately $138,000 and $145,000, respectively.

6.       GEOGRAPHIC INFORMATION

         The Company manages and operates its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. As of December 31, 2003, the Company had operations established in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2003 and 2002. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                                                               2003             2002
Net sales by geographic area:
 United States                                                            $    8,190,798   $     8,045,967
 International                                                                 3,914,329         3,751,312
                                                                          --------------   ---------------
                                                                          $   12,105,127   $    11,797,279
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

                                                                             2003                  2002
Dividend yield                                                                 0.0%                  0.0%
Expected volatility                                                           73.5%                 72.5%
Expected life of option                                                    five years            five years
Risk-free interest rate                                                        3.0%                  4.4%
Fair value of each option on grant date                                     $ 2.61                $ 2.00

         A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                             2003                           2002
                                                    -----------------------         ---------------------
                                                                   Weighted                      Weighted
                                                                   Average                       Average
                                                                   Exercise                      Exercise
                                                     Shares         Price            Shares       Price
Outstanding at beginning of year                    150,029         $5.93           142.920       $6.20
Granted                                              33,579          4.30            26,079        3.17
Exercised                                                 0                               0
Expired and forfeited                               (15,500)         5.74           (18,970)       4.14
                                                    -------                         -------
Outstanding at end of year                          168,108          5.50           150,029        5.93
                                                    =======                         =======

         The following table summarizes information about stock options outstanding at December 31, 2003:

                               Options Outstanding                              Options Exercisable
                        --------------------------------                   ----------------------------
                                             Weighted-
                             Number           Average        Weighted-          Number        Weighted-
  Range of              Outstanding at       Remaining        Average      Exercisable at      Average
  Exercise               December 31,        Contractual     Exercise       December 31,       Exercise
    Price                    2003               Life           Price             2003            Price
$3.00 - 3.99                 23,579             3.42          $3.18             15,355          $3.21
 4.00 - 4.99                 65,204             3.00           4.40             42,279           4.48
 5.00 - 5.99                 16,975             3.00           5.08              9,141           5.10
 6.00 - 6.99                 26,000             1.32           6.56             26,000           6.56
 7.00 - 7.99                  5,000             1.32           7.22              5,000           7.22
 8.00 - 8.99                 18,150             2.32           8.18             18,150           8.18
 9.00 - 9.99                 13,200             1.80           9.15             13,200           9.15
                            -------                                            -------
                            168,108             3.36           5.50            129,125           5.90
                            =======                                            =======

8.       CONCENTRATION OF CREDIT RISK

         The Company maintains its cash balances primarily in one financial institution. As of December 31, 2003, the balance exceeded the Federal Deposit Insurance Corporation coverage. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

         Concentration of credit risk with respect to trade receivables is not significant. No one customer accounts for more than 10% of total receivables as of December 31, 2003.

9.       LEASE COMMITMENTS

         As of December 31, 2003, the Company was obligated under non-cancelable operating lease agreements for certain equipment and a building. Future minimum lease payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

2004             $41,028
2005             $20,012
2006             $ 3,261

         The Company also leases buildings on a month-to-month basis. Total rental expense for all equipment and building operating leases was $54,729 in 2003 and $77,040 in 2002.

10.      CONTINGENCIES

         The Company has entered into licensing agreements which require it to make royalty payments on sales of certain products. Royalty payments range from 3% to 5% of net sales on these products. The Company incurred $107,444 of expense under these agreements during 2003, as compared to $119,792 during 2002.

         The Company has identified the probable under payment of sales tax. Accordingly, the Company accrued $160,000 for the future payment of the unpaid sales taxes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information included in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference. The following information completes the Company's response to this Item 9.

         The Company has adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. This code of ethics is filed as Exhibit 14 to this report. The Company intends to saisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, this code of ethics by posting such information on its Web site which is located at www.ikonics.com.

ITEM 10. EXECUTIVE COMPENSATION

         The information included in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders under the captions "Election of Directors -- Director Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information included in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information is incorporated by reference in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information included in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003:

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

14       Code of Ethics.

23       Consent of McGladrey & Pullen LLP.

24       Powers of Attorney.

31.1     Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2     Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32       Section 1350 Certifications.

         (b)      Reports on Form 8-K:

         The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

         On November 4, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the Company's financial results for the three and nine months ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

         The information included in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders under the caption "Audit and Non-Audit Fees" is incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2004.

                                   IKONICS CORPORATION

                                   By /s/ William C. Ulland
                                      ------------------------------------------
                                      William C. Ulland, Chairman, Chief
                                      Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004.

                /s/ William C. Ulland
----------------------------------------------------
William C. Ulland, Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

           /s/ Jon Gerlach
--------------------------------------------
Jon Gerlach, Chief Financial Officer
and Vice President of Finance
(Principal Financial and Accounting Officer)

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

                                               /s/ William C. Ulland
                                     -----------------------------------------
                                       William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

Exhibit                             Description                                                   Page
-------                             -----------                                                   ----
  3.1    Restated Articles of Incorporation of Company, as amended.................     Incorporated by Reference
  3.2    By-Laws of the Company, as amended........................................     Incorporated by Reference
  4      Specimen of Common Stock Certificate......................................     Incorporated by Reference
 10.1    IKONICS Corporation 1995 Stock Incentive Plan, as amended.................     Incorporated by Reference
 10.5    Revolving Credit Agreement dated April 30, 1999
         between the Company and M&I Bank..........................................     Incorporated by Reference
 14      Code of Ethics............................................................     Filed Electronically
 23      Consent of  McGladrey & Pullen LLP........................................     Filed Electronically
 24      Powers of Attorney........................................................     Filed Electronically
 31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO............................     Filed Electronically
 31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO............................     Filed Electronically
 32      Section 1350 Certifications...............................................     Filed Electronically