Form 10QSB
period 2004-03-31
IKONICS CORP
filed 2004-05-13
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarterly Period Ended March 31, 2004

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Transition Period From                 to                 .

Commission file number  000-25727

                               IKONICS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Minnesota                               41-0730027
      (State or other jurisdiction of                (I.R.S. employer
----------------------------------------             ----------------
      incorporation or organization)                identification no.)


            4832 Grand Avenue
            Duluth, Minnesota                             55807
----------------------------------------             ----------------
(Address of principal executive offices)                (Zip code)

                                 (218) 628-2217
                  ---------------------------------------------
                            Issuer's telephone number

                                 Not Applicable
                  ---------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value
- 1,892,136 shares outstanding as of April 17, 2004 (adjusted for the 3-for-2 stock split approved by the Company's Board of Directors on April 29, 2004).

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


                                                                        PAGE NO.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Balance Sheets
              as of March 31, 2004 (unaudited) and December 31, 2003 ..        3

              Statements of Operations
              for the Three Months Ended March 31, 2004 and 2003
              (unaudited) .............................................        4

              Statements of Cash Flows
              for the Three Months Ended March 31, 2004 and 2003
              (unaudited) .............................................        5

              Notes to Financial Statements (unaudited) ...............        6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................        9

Item 3.       Controls and Procedures .................................       13

PART II.    OTHER INFORMATION .........................................       14

            SIGNATURES ................................................       15

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                          MARCH 31         DECEMBER 31
                                                            2004               2003
                                                            ----               ----
ASSETS                                                   (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents ..........................   $ 1,843,612       $ 1,507,794

  Marketable securities ..............................       151,564           221,907
  Trade receivables, less allowance for doubtful
    accounts of $100,000 in 2004 and 2003 ............     1,869,711         1,859,480
  Inventories ........................................     1,845,028         1,807,233
  Prepaid expenses and other assets ..................       133,961            73,260
  Deferred taxes .....................................       128,000           128,000
                                                         -----------       -----------
        Total current assets .........................     5,971,876         5,597,674

PROPERTY, PLANT, AND EQUIPMENT, at cost:
  Land, building and leasehold improvements ..........     1,421,038         1,406,377
  Machinery and equipment ............................     2,369,152         2,237,166
  Office equipment ...................................     1,204,500         1,185,098
  Vehicles ...........................................       191,628           191,628
                                                         -----------       -----------
                                                           5,186,318         5,120,269
  Less accumulated depreciation ......................     4,098,535         4,010,110
                                                         -----------       -----------
                                                           1,087,783         1,110,159

INTANGIBLE ASSETS, less accumulated amortization of
  $92,261 in 2004 and $85,154 in 2003 ................       302,350           308,017

DEFERRED TAXES .......................................        66,000            66,000

OTHER ASSETS .........................................       112,834           112,834
                                                         -----------       -----------
                                                         $ 7,540,843       $ 7,194,684
                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................   $   427,202       $   264,744
  Accrued compensation ...............................       241,677           227,318
  Other accrued expenses .............................       227,564           207,506
  Income taxes payable ...............................        35,944           126,766
                                                         -----------       -----------
      Total current liabilities ......................       932,387           826,334


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.10 per share;
    authorized 250,000 shares; issued none
  Common stock, par value $.10 per share;
    authorized 4,750,000 shares; issued  and
    outstanding 1,892,136 in 2004 (adjusted
    for the 3-for-2 stock split) and 1,248,127
    in 2003 ..........................................       189,214           124,813
  Additional paid-in capital .........................     1,280,533         1,269,489
  Retained earnings ..................................     5,147,969         4,987,895
  Accumulated other comprehensive loss ...............        (9,260)          (13,263)
                                                         -----------       -----------
      Total stockholders' equity .....................     6,608,456         6,368,350
                                                         -----------       -----------
                                                         $ 7,540,843       $ 7,194,684
                                                         ===========       ===========

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS
                                                 ENDED MARCH 31
                                                 --------------
                                              2004            2003
                                              ----            ----
NET SALES ..............................   $3,382,798      $2,830,649

COSTS AND EXPENSES:
  Cost of goods sold ...................    1,888,080       1,625,860
  Selling, general and administrative ..    1,128,456       1,003,695
  Research and development .............      150,520         168,324
                                           ----------      ----------
                                            3,167,056       2,797,879
                                           ----------      ----------

INCOME FROM OPERATIONS .................      215,742          32,770

INTEREST INCOME ........................        3,883          12,888
                                           ----------      ----------

INCOME BEFORE INCOME TAXES .............      219,625          45,658

FEDERAL AND STATE INCOME
   TAX EXPENSE .........................       58,967          15,980
                                           ----------      ----------

NET INCOME .............................   $  160,658      $   29,678
                                           ==========      ==========

EARNINGS PER SHARE (1):
  Basic ................................   $     0.09      $     0.02
                                           ==========      ==========

  Diluted ..............................   $     0.08      $     0.02
                                           ==========      ==========

WEIGHTED AVERAGE COMMON SHARES
   ASSUMED OUTSTANDING (1):
  Basic ................................    1,878,140       1,872,191
                                           ==========      ==========

  Diluted ..............................    1,932,554       1,881,068
                                           ==========      ==========

See notes to financial statements.

(1) Adjusted for the 3-for-2 stock split approved by the Company's Board of Directors on April 29, 2004.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THREE MONTHS
                                                          ENDED MARCH 31
                                                          --------------
                                                      2004              2003
                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................   $   160,658       $    29,678
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation ...............................        88,425            82,845
   Amortization ...............................         7,107             5,951
   Provision for doubtful accounts ............        11,227            20,000
   Changes in working capital components:
     (Increase) decrease in:
       Trade receivables ......................       (21,458)         (292,066)
       Inventories ............................       (37,795)          (96,103)
       Prepaid expenses and other assets ......       (60,701)          (16,786)
       Income taxes refund receivable .........             0           104,884
     (Decrease) increase in:
       Accounts payable .......................       162,458           183,425
       Accrued expenses .......................        34,417            27,423
       Income taxes payable ...................       (90,822)
                                                  -----------       -----------
        Net cash provided by
         operating activities .................       253,516            49,251

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ..........       (66,049)          (42,586)
  Purchase of intangibles .....................        (1,440)          (11,677)
  Purchases of marketable securities ..........             0            (4,235)
  Proceeds on sales of marketable securities ..        74,346                 0
                                                  -----------       -----------
        Net cash provided by / (used in)
            investing activities ..............         6,857           (58,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options .....        75,445                 0
                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ........................       335,818            (9,247)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD .........................     1,507,794           384,107
                                                  -----------       -----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ...............................   $ 1,843,612       $   374,860
                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Income taxes paid ..........................   $   149,588       $     1,096
                                                  ===========       ===========

See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Notes to Financial Statements

      The balance sheet of IKONICS Corporation (the "Company") as of March 31, 2004, and the related statements of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003, have been prepared without being audited.

      In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2004, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Inventory

      The major components of inventory at March 31, 2004 and December 31, 2003 are as follows:

                           Mar 31, 2004      Dec 31, 2003
                           ------------      ------------
Raw materials ..........    $ 1,021,136       $   928,949
Work-in-progress .......        210,931           231,269
Finished goods .........        884,865           911,419
Reduction to LIFO cost .       (271,904)         (264,404)
                            -----------       -----------
Total Inventory ........    $ 1,845,028       $ 1,807,233
                            ===========       ===========

3.    Stockholders' Equity

                                                              Three Months Ended
                                                                 Mar 31, 2004
Total Stockholders' Equity-December 31, 2003.....                $ 6,368,350
Net income....................................... $  160,658
Unrealized gain on available-for-sale
  investments....................................      4,003
                                                  ----------
Comprehensive income.............................                    164,661
Issuance of 19,946 shares of common stock
  (adjusted for the 3-for-2 stock split)
  upon exercise of options.......................                     75,445
                                                                 -----------
Total Stockholders' Equity-March 31, 2004........                $ 6,608,456
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

      Shares (adjusted for the 3-for-2 stock split) used in the calculation of diluted EPS are summarized below:

                                                    Three Months Ended
                                                    ------------------
                                                Mar 31, 2004   Mar 31, 2003
                                                ------------   ------------
Weighted average common shares outstanding ..     1,878,140      1,872,191
Dilutive effect of stock options ............        54,414          8,877
                                                  ---------      ---------
Weighted average common and common
  equivalent shares outstanding .............     1,932,554      1,881,068
                                                  =========      =========

      Options to purchase 231,579 and 225,044 shares (adjusted for the 3-for-2 stock split) of common stock were outstanding at March 31, 2004 and 2003, respectively.

5.    Employee Stock Plans

      The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share (adjusted for the 3-for-2 stock split) had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                          Three Months Ended
                                                          ------------------
                                                        Mar 31,          Mar 31,
                                                         2004             2003
                                                      -----------      -----------
Net income:
  As reported .....................................   $   160,658      $    29,678
  Deduct total stock-based employee compensation
    expense determined under fair value based
    method for all awards .........................         8,865           14,379
                                                      -----------      -----------
  Pro forma .......................................   $   151,793      $    15,299
                                                      ===========      ===========

Basic earnings per share:
  As reported .....................................   $      0.09      $      0.02
  Pro forma .......................................   $      0.08      $      0.01

Diluted earnings per share:
  As reported .....................................   $      0.08      $      0.02
  Pro forma .......................................   $      0.08      $      0.01

6.    Intangible Assets

      Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement. Estimated amortization expense for each of the next five years is $28,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

7.    Stock Split

      On April 29, 2004, the Company's Board of Directors approved the issuance of additional shares necessary to effect a 3-for-2 stock split in the form of a 50 percent stock dividend payable on May 13, 2004 to shareholders of record on May 6, 2004. The share and per share amounts, including shares to be issued under the stock-based compensation plan have been retroactively restated as of March 31, 2004 and for the three-months ended March 31, 2004 and 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the first quarter of 2004 and the same period of 2003. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

      - The belief that the Company's current financial resources, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company's low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company's ability to fund operations--Changes in anticipated operating results, credit availability, equity market conditions or the Company's future debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

      - The Company's expectations as to the amount and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities--These expectations may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs or from other unexpected events. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses or by other unexpected events affecting the Company's financial position.

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

      - The Company's belief as to future activities that may be undertaken to expand the Company's business--Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or operating results or the inability to identify attractive acquisition targets or other business opportunities.

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

      Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The Company's general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers.

      Inventory. Inventories are valued at the lower rate of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

      Deferred Tax Assets. At March 31, 2004, the Company had approximately $194,000 of deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

      Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

      Sales. The Company experienced significant sales growth during the first quarter of 2004 with sales of $3.38 million, which was 20% higher than the $2.83 million in sales during the same period in 2003. Sales growth was experienced across all product groups and market areas. New products, increasing market share, a strong Euro and economic growth in Asia and North America all contributed to the sales increase.

      Cost of Goods Sold. Cost of goods sold during the first quarter of 2004 was $1.89 million, or 55.8% of sales, compared to $1.63 million, or 57.4% of sales, during the same period in 2003. The reduction in the cost of sales in the first quarter of 2004 as a percentage of sales reflects an improved product mix across most geographic areas.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,128,000, or 33.4% of sales, in the first quarter of 2004, from $1,004,000, or 35.5% of sales, for the same period in 2003. The first three months of 2004 reflected higher sales and marketing expenses, including trade show and travel costs. Expenses related to year-end professional services also increased in 2004.

      Research and Development Expenses. Research and development expenses during the first quarter of 2004 were $151,000, or 4.5% of sales, versus $168,000, or 5.9% of sales, for the same period in 2003. The reduction was due to the expiration of a service contract with an outside contractor.

      Interest Income. Interest income for the first quarter of 2004 was $4,000 compared to $13,000 for the same period in 2003. The interest income decrease is due to a decline in interest rates. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

      Income Taxes. Income taxes were $59,000, or an effective rate of 27%, for the first quarter of 2004, versus income taxes of $16,000, or an effective rate of 35%, for the first quarter of 2003. The lower effective tax rate during 2004 relates to the tax benefits of the extraterritorial income exclusion on foreign sales. In future periods, the Company's tax rate may be higher if the extraterritorial income exclusion on foreign sales is eliminated. Legislation regarding this matter is currently in process.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

      Cash and cash equivalents were $1,844,000 and $375,000 at March 31, 2004 and March 31, 2003, respectively. The Company generated $254,000 in cash from operating activities during the three months ended March 31, 2004, compared to $49,000 in cash generated from operating activities during the same period in 2003. The increase in cash generated from operating activities is primarily due to the increase in net income and changes in working capital components as discussed below. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation, amortization and certain changes in working capital components.

      During the first three months of 2004, trade receivables increased by $21,000. The increase in receivables was driven by higher sales partially offset by increased collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $38,000 due to increased materials for AccuArt and Accublack. Prepaid expenses increased $61,000 reflecting prepaid insurance costs in the first quarter of 2004. Accounts payable increased $162,000, primarily as a result of the timing of payments to suppliers for inventory. Accrued expenses increased $34,000, primarily reflecting the timing of compensation payments. Income taxes payable decreased $91,000 due to payment of 2003 taxes during the first quarter of 2004.

      For the first three months of 2004 the Company received $6,900 in net cash flows from investing activities compared to $58,000 used in investing activities for the same period in 2003. During the first three months of 2004, the Company received $74,000 from the sale of marketable securities and purchased $66,000 of plant equipment and building upgrades to improve efficiency and reduce operating costs. The Company also incurred $1,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first three months of 2003, the Company purchased $43,000 in capital equipment and business software, and incurred $12,000 in patent application costs.

      During the first quarter of 2004, $75,000 in proceeds from financing activities was realized from 19,946 shares (adjusted for the 3-for-2 stock split) of common stock issued upon the exercise of stock options.

      A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended March 31, 2004 and there was no debt outstanding under this line as of March 31, 2004.

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

CAPITAL EXPENDITURES

      Through March 31, 2004, the Company has spent $66,000 on capital expenditures in 2004. This spending primarily consists of plant equipment upgrades and building improvements to improve efficiency and reduce operating costs.

      The Company plans for additional capital expenditures during 2004 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Total 2004 planned capital expenditures are expected to be comparable to prior years and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

      The Company markets its products to over 80 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 33% of total sales for the three months ended March 31, 2004 and 31% of total sales for the three months ended March 31, 2003. Foreign sales in 2004 reflected higher sales to Europe, India and China. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

      Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars. A portion of the Company's foreign sales are invoiced and paid in Eurodollars. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of March 31, 2004.

FUTURE OUTLOOK

      IKONICS has invested on average over 6% of its sales dollars for the past several years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development, as well as form technological alliances with outside experts, to ensure commercialization of new product opportunities.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004:

Exhibit                             Description
-------                             -----------
   3.1      Restated Articles of Incorporation of Company, as amended.1
   3.2      By-Laws of the Company, as amended.1
  31.1      Rule 13a-14(a)/15d-14(a) Certifications of CEO
  31.2      Rule 13a-14(a)/15d-14(a) Certifications of CFO
  32        Section 1350 Certifications

      Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

(B)   REPORTS ON FORM 8-K

            On March 31, 2004, the Company filed a Current Report on Form 8-K including a press release announcing the Company's financial results for the fiscal year ended December 31, 2003.

-------------
1 Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                               IKONICS CORPORATION

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IKONICS CORPORATION


DATE: May 13, 2004                  By: /s/ Jon Gerlach
                                        ---------------------------------------
                                        Jon Gerlach,
                                        Chief Financial Officer, and
                                        Vice President of Finance

                                INDEX TO EXHIBITS

Exhibit                         Description                                       Page
-------                         -----------                                       ----
    3.1   Restated Articles of Incorporation of Company, as amended       Incorporated by Reference
    3.2   By-Laws of the Company, as amended.                             Incorporated by Reference
   31.1   Rule 13a-14(a)/15d-14(a) Certifications of CEO                  Filed Electronically
   31.2   Rule 13a-14(a)/15d-14(a) Certifications of CFO                  Filed Electronically
   32     Section 1350 Certifications                                     Filed Electronically