Form 10QSB
period 2004-06-30
IKONICS CORP
filed 2004-08-13
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Transition Period From               to
                                   -------------    --------------

Commission file number  000-25727

                               IKONICS CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                               41-0730027
-------------------------------                                   ----------
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

           4832 Grand Avenue
            Duluth, Minnesota                                        55807
---------------------------------------                            ---------
(Address of principal executive offices)                           (Zip code)

                                 (218) 628-2217
                      -------------------------------------
                            Issuer's telephone number

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,914,442 shares outstanding as of July 19, 2004.

             Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                                                                                      PAGE NO.
                                                                                                      --------
PART I.              FINANCIAL INFORMATION

Item 1.                Financial Statements:

                       Balance Sheets
                       as of June 30, 2004 (unaudited) and December 31, 2003                               3

                       Statements of Operations
                       for the Three Months and Six Months Ended June 30, 2004
                       and 2003 (unaudited)                                                                4

                       Statements of Cash Flows
                       for the Six Months Ended June 30, 2004 and 2003 (unaudited)                         5

                       Notes to Financial Statements (unaudited)                                           6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                                          9

Item 3.                Controls and Procedures                                                            13

PART II.            OTHER INFORMATION                                                                     14

                    SIGNATURES                                                                            16

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                                           JUNE 30      DECEMBER 31
                                                                             2004          2003
                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                             $  2,076,738   $ 1,507,794
   Marketable securities                                                      150,101       221,907
   Trade receivables, less allowance for doubtful accounts of
     $100,000                                                               2,015,959     1,859,480
   Inventories                                                              1,961,301     1,807,233
   Prepaid expenses and other assets                                          125,367        73,260
   Deferred taxes                                                             128,000       128,000
                                                                         ------------   -----------
           Total current assets                                             6,457,466     5,597,674

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land, building and leasehold improvements                                1,482,978     1,406,377
   Machinery and equipment                                                  2,394,571     2,237,166
   Office equipment                                                         1,219,620     1,185,098
   Vehicles                                                                   191,628       191,628
                                                                         ------------   -----------
                                                                            5,288,797     5,120,269

   Less accumulated depreciation                                            4,186,034     4,010,110
                                                                         ------------   -----------
                                                                            1,102,763     1,110,159

INTANGIBLE ASSETS, less accumulated amortization of $99,367 in
    2004 and $85,154 in 2003                                                  297,546       308,017

DEFERRED TAXES                                                                 66,000        66,000

OTHER ASSETS                                                                  112,834       112,834
                                                                         ------------   -----------

                                                                         $  8,036,609   $ 7,194,684
                                                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    556,946   $   264,744
   Accrued compensation                                                       228,346       227,318
   Other accrued expenses                                                     231,903       207,506
   Income taxes payable                                                        45,436       126,766
                                                                         ------------   -----------
           Total current liabilities                                        1,062,631       826,334

CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none Common stock, par value $.10 per share;
   authorized 4,750,000 shares;
     Issued and outstanding 1,914,242 shares in 2004 and 1,872,190 shares in 2003 (adjusted for the 3-for-2 stock split
     described below)                                                         191,424       187,219
   Additional paid-in capital                                               1,368,614     1,207,083
   Retained earnings                                                        5,422,382     4,987,311
   Accumulated other comprehensive loss                                        (8,442)      (13,263)
                                                                         ------------   -----------
         Total stockholders' equity                                         6,973,978     6,368,350
                                                                         ------------   -----------
                                                                         $  8,036,609   $ 7,194,684
                                                                         ============   ===========

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS                         SIX MONTHS
                                                         ENDED JUNE 30                       ENDED JUNE 30
                                                ------------------------------      -------------------------------
                                                   2004               2003              2004              2003
SALES                                           $3,683,415        $ 3,161,731       $   7,066,213    $    5,992,378

COSTS AND EXPENSES:
   Cost of goods sold                            1,992,264          1,689,079           3,880,344         3,314,937
   Selling, general, and administrative          1,187,869          1,050,256           2,316,325         2,053,951
   Research and development                        144,210            174,898             294,730           343,222
                                                ----------        -----------       -------------    --------------
                                                 3,324,343          2,914,233           6,491,399         5,712,110
                                                ----------        -----------       -------------    --------------

INCOME FROM OPERATIONS                             359,072            247,498             574,814           280,268

LOSS ON INVESTMENT                                       -            (74,666)                  -           (74,666)
INTEREST INCOME                                     11,996              2,778              15,879            15,666
                                                ----------        -----------       -------------    --------------

INCOME BEFORE INCOME TAXES                         371,068            175,610             590,693           221,268

FEDERAL AND STATE INCOME
     TAX EXPENSE                                    96,655             19,131             155,622            35,111
                                                ----------        -----------       -------------    --------------

NET INCOME                                      $  274,413        $   156,479       $     435,071    $      186,157
                                                ==========        ===========       =============    ==============

EARNINGS PER COMMON SHARE (1):
   Basic                                        $     0.14         $     0.08       $        0.23    $         0.10
                                                ==========         ==========       =============    ==============

   Diluted                                      $     0.14         $     0.08       $        0.22    $         0.10
                                                ==========         ==========       =============    ==============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING (1):
   Basic                                         1,906,869          1,872,190           1,892,504         1,872,190
                                                ==========        ===========       =============    ==============

   Diluted                                       2,016,595          1,881,449           2,004,158         1,879,606
                                                ==========        ===========       =============    ==============

See notes to financial statements.

(1) Retroactively adjusted for the 3-for-2 stock split approved by the Company's Board of Directors on April 29, 2004, as if it happened on the earliest date presented.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS
                                                              ENDED JUNE 30
                                                     -----------------------------
                                                          2004              2003
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                        $    435,071    $     186,157
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                         175,924          143,875
     Amortization                                          14,213           11,902
     Gain on sale of property and equipment                     -           (5,500)
     Loss on investment                                         -           74,666
     Provision for doubtful accounts                        8,945           50,000
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                               (165,424)        (179,728)
         Inventories                                     (154,067)        (152,335)
         Prepaid expenses and other assets                (52,108)          23,678
       (Decrease) increase in:
         Accounts payable                                 292,202          288,445
         Accrued expenses                                  25,425          (11,298)
         Income taxes payable                             (81,330)         127,083
                                                     ------------    -------------
           Net cash provided by
              operating activities                        498,851          556,945

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                    (168,528)         (92,145)
    Proceeds on sale of plant and equipment                                  5,500
   Purchase of intangibles                                 (3,742)         (27,119)
   Purchase of marketable securities                            -           (4,235)
   Proceeds from sales of marketable securities            76,628                -
                                                     ------------    -------------
           Net cash used in investing
                 activities                               (95,643)        (119,199)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
   Proceeds from exercise of stock options                165,736                -
                                                     ------------    -------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                   568,944          437,746

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  1,507,794          384,107
                                                     ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $  2,076,738    $     821,853
                                                     ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid                               $    236,388    $      21,480
                                                     ============    =============

See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of IKONICS Corporation (the "Company") as of June 30, 2004, and the related statements of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2004, and the results of operations and cash flows for all periods presented.

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

2.       Inventory

         The major components of inventory at June 30, 2004 and December 31, 2003 are as follows:

                                   June 30, 2004     Dec 31, 2003
                                   -------------     ------------
Raw materials                      $ 1,052,339        $  928,949
Work-in-progress                       269,757           231,269
Finished goods                         918,609           911,419
Reduction to LIFO cost                (279,404)         (264,404)
                                   -----------        ----------

Total Inventory                    $ 1,961,301        $1,807,233
                                   ===========        ==========

3.       Earnings Per Common Share (EPS)

         Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the quarter. Diluted EPS is similar to Basic except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

         Shares (adjusted for the 3-for-2 stock split for all periods presented) used in the calculation of diluted EPS are summarized below:

                                                                                  Three Months Ended
                                                                             Jun 30, 2004     Jun 30, 2003
                                                                             ------------     ------------
Weighted average common shares outstanding                                      1,906,869        1,872,190
Dilutive effect of stock options                                                  109,726            9,259
                                                                             ------------     ------------
Weighted average common and common equivalent shares outstanding                2,016,595        1,881,449
                                                                             ============     ============

                                                                                    Six Months Ended
                                                                              Jun 30, 2004     Jun 30, 2003
                                                                             -------------     ------------
Weighted average common shares outstanding                                      1,892,504        1,872,190
Dilutive effect of stock options                                                  111,654            7,416
                                                                             ------------     ------------
Weighted average common and common equivalent shares outstanding                2,004,158        1,879,606
                                                                             ============     ============

         Options to purchase 211,918 and 242,412 shares of common stock were outstanding during the quarter ended June 30, 2004 and 2003, respectively.

4.       Employee Stock Plans

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

                                                   Six Months Ended         Three Months Ended
                                              June 30,       June 30,     June 30,        June 30,
                                               2004            2003        2004             2003
                                            -----------     ---------    ---------       ----------
Net income:

 As reported                                $   435,071     $ 186,157    $ 274,413       $  156,479

 Deduct total stock-based employee               14,755        32,939        5,890           18,560
                                            -----------     ---------    ---------       ----------
 compensation expense determined under
 fair value based method for all awards,
 net of tax Pro forma                       $   420,316     $ 153,218    $ 268,523       $  137,919
                                            ===========     =========    =========       ==========

Basic earnings per share:
 As reported                                $      0.23     $    0.10    $    0.14       $     0.08
 Pro forma                                  $      0.22     $    0.08    $    0.14       $     0.07

 Diluted earnings per share:
   As reported                              $      0.22     $    0.10    $    0.14       $     0.08
   Pro forma                                $      0.21     $    0.08    $    0.13       $     0.07

5.       Intangible Assets

         Intangible assets consist primarily of patents, licenses and covenants not to compete. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement. Estimated amortization expense for each of the next five years is $28,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

6.       Stock Split

         On April 29, 2004, the Company's Board of Directors approved the issuance of additional shares necessary to effect a 3-for-2 stock split in the form of a 50 percent stock dividend payable on May 13, 2004 to shareholders of record on May 6, 2004. Stockholders equity, share and per share amounts, including shares to be issued under the stock-based compensation plan have been retroactively adjusted to reflect the 3-for-2 stock split as if it occurred on the earliest day presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 2004, the six months ended June 30, 2004 and the same periods of 2003. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

         - The Company's belief as to future activities that may be undertaken to expand the Company's business--Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or operating results, or the inability to identify attractive acquisition targets or other business opportunities.

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

         Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The Company's general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers. The concentration of credit risk is not significant except for receivables from two of the Company's larger customers. One of these customers accounts for 10.0% of total receivables as of June 30, 2004 while the other customer accounts for 9.7% of total receivables as of June 30, 2004.

         Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

         Deferred Tax Assets. At June 30, 2004, the Company had approximately $194,000 of deferred tax assets. The deferred tax assets result primarily from timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items for which the likelihood of realization is in question. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2004 COMPARED TO QUARTER ENDED JUNE 30, 2003

         Sales. The Company realized significant sales growth during the second quarter of 2004 with sales of $3.7 million, which was 16% higher than the $3.2 million in sales during the same period in 2003. All areas and product groups experienced growth. The sales increase was aided by new products, economic growth in Asia and North America, increasing market share, and a strong Euro.

         Cost of Goods Sold. Cost of goods sold during the second quarter of 2004 was $2.0 million, or 54.1% of sales, compared to $1.7 million, or 53.4% of sales, during the same period in 2003. The increase in the cost of sales in the second quarter of 2004 as a percentage of sales reflects a slightly less favorable product mix and price increases for some raw materials.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1.2 million, or 32.2% of sales, in the second quarter of 2004, from $1.1 million, or 33.2% of sales, for the same period in 2003. The amount of these expenses in the second quarter of 2004 reflects higher payroll related expenses and increased professional service expenses related to financial reporting and compliance.

         Research and Development Expenses. Research and development expenses during the second quarter of 2004 were $144,000, or 3.9% of sales, versus $175,000, or 5.5% of sales, for the same period in 2003. The reduction is due to the expiration of a service contract with an outside contractor.

         Loss on Investment. The Company wrote down the value of its investment in Apprise Technologies ("Apprise") by $74,666 in the second quarter of 2003. This resulted from the offering price for shares of Apprise being below the value carried on the Company's books and the determination that the decline is other than temporary.

         Interest Income. Interest income for the second quarter of 2004 was $12,000 compared to $3,000 for the same period in 2003. The interest income increase is primarily due to a larger investment balance. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

         Income Taxes. Income taxes were $97,000, or an effective rate of 26%, during the second quarter of 2004, versus income taxes of $19,000, or an effective rate of 12%, for the second quarter of 2003. The lower effective tax rate during the second quarter of 2003 relates to a higher level of tax benefits during that period from the extraterritorial income exclusion on foreign sales.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

         Sales. The Company's realized an 18% increase in sales during the first six months of 2004 compared to the same period in 2003. Sales during the first half of 2004 were $7.1 million compared to $6.0 million during the first half of 2003. New products, increasing market share, a strong Euro and economic growth in Asia and North America all contributed to the sales increase.

         Cost of Goods Sold. Cost of goods sold during the first half of 2004 was $3.9 million, or 54.9% of sales, compared to $3.3 million, or 55.3% of sales, during the same period in 2003. The reduction in cost of sales reflects the improved margins during the first quarter, partially offset by price increases for some raw materials during the second quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.3 million, or 32.7% of sales, in the first half of 2004, from $2.1 million, or 34.3% of sales, for the same period in 2003. The amount of these expenses in the first half of 2004 reflects higher payroll related expenses. Professional service expenses related to external reporting and compliance, along with some technical consulting, were also higher in the first half of 2004.

         Loss on Investment. The Company wrote down the value of its investment in Apprise by $74,666 in the second quarter of 2003. This resulted from the offering price for shares of Apprise being below the value carried on the Company's books and the determination that the decline is other than temporary.

         Research and Development Expenses. Research and development expenses during the first half of 2004 were $294,000, or 4.2% of sales, versus $343,000, or 5.7% of sales, for the same period in 2003. The reduction is due to the expiration of a service contract with an outside contractor.

         Interest Income. Interest income was $16,000 for the first half of 2004 and the first half of 2003.

         Income Taxes. Income taxes were $156,000, or an effective rate of 26%, during the first half of 2004 compared to $35,000, or an effective rate of 16%, for the first half of 2003. The lower effective tax rate during the first six months of 2003 relates to a higher level of tax benefits during that period from the extraterritorial income exclusion on foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $2,077,000 and $822,000 at June 30, 2004 and 2003, respectively. The Company generated $499,000 in cash from operating activities during the six months ended June 30, 2004, compared to generating $557,000 in cash from operating activities during the six month period ending June 30, 2003. The decrease in cash provided by operating activities is primarily due to unfavorable changes in working capital components partially offset by higher net income. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation, amortization, loss on investment, provision for doubtful accounts, and certain changes in working capital components.

         During the first six months of 2004, trade receivables increased by $165,000. The increase in receivables was driven by higher sales partially offset by increased collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $154,000 due to increased raw materials for the Company's Accuart and Accublack products. Prepaid expenses and other assets increased $52,000 reflecting the timing of annual insurance premiums. Accounts payable increased $292,000, reflecting timing of payments for inventory to suppliers. Accrued expenses increased $25,000. Income taxes payable decreased $81,000 due to the payment of 2003 taxes during the first half of 2004.

         The Company used $96,000 and $119,000, in cash for investing activities during the six months ended June 30, 2004 and 2003, respectively. During the first six months of 2004, the Company purchased $169,000 in plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities. The Company also incurred $4,000 in patent application costs that it records as an asset and amortizes upon successful completion of the application process. The Company received $77,000 during the first six months of 2004 from the sale of marketable securities. During the first six months of 2003, the Company purchased $92,000 in capital equipment and business software and incurred $27,000 in patent application costs.

         During the first half of 2004, $166,000 in proceeds from financing activities was received from 42,052 shares of common stock issued upon the exercise of stock options.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended June 30, 2004 and there was no debt outstanding under this line as of June 30, 2004.

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

CAPITAL EXPENDITURES

         As discussed above, during the six months ended June 30, 2004, the Company spent $169,000 on capital expenditures. This spending consisted of plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities.

         Plans for additional capital expenditures of approximately $100,000 during the remainder of 2004 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control. Total 2004 planned expenditures are expected to be more than 2003 capital expenditures and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to over 80 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 33% of total sales for the three months ended June 30, 2004 and 30% of total sales for the three months ended June 30, 2003. Sales to foreign markets were 33% for the six months ended June 30, 2004 and 30% for the same period in 2003. Foreign sales in 2004 reflect higher sales to India. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world and are made primarily in dollars and Euros. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars or Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 2004.

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

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on April 29, 2004. The shareholders took the following actions:

         The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                     Votes For       Votes Against
                                     ---------       -------------
Charles H. Andresen                  1,091,865           43,370
David O. Harris                      1,129,485            5,750
Gerald W. Simonson                   1,129,485            5,750
William C. Ulland                    1,123,055           12,180
Rondi Erickson                       1,129,185            6,050
H. Leigh Severance                   1,129,485            5,750

         The shareholders elected to amend the Company's 1995 Stock Incentive Plan by extending the expiration date from February 26, 2005 to February 22, 2014, reserving 25,000 additional shares of Common Stock for future awards and removing the restriction on the aggregate number of shares that may be issued to any one participant. The shareholders present in person or by proxy cast the following numbers of votes in connection with the amendments to the 1995 Stock Incentive Plan, resulting in the approval of all amendments:

                                               Broker
Votes For     Votes Against     Abstain      Non-Votes
---------     -------------     -------      ---------
 595,754          81,790         4,445        453,246

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

         The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004:

Exhibit                                       Description
-------                                       -----------
 3.1                Restated Articles of Incorporation of Company, as amended.(1)

 3.2                By-Laws of the Company, as amended.(1)

10.1                IKONICS Corporation 1995 Stock Incentive Plan, as amended

31.1                Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2                Rule 13a-14(a)/15d-14(a) Certifications of CFO

32                  Section 1350 Certifications

         Copies of Exhibits will be furnished upon request and payment of the Company's reasonable expenses in furnishing the Exhibits.

                  (b)      REPORTS ON FORM 8-K

         On April 22, 2004, the Company filed a Current Report on Form 8-K including a press release announcing the Company's financial results for the quarter ended March 31, 2004.

--------------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                               IKONICS CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IKONICS CORPORATION

DATE: August 13, 2004                       By: /s/ Jon Gerlach
                                                --------------------------------
                                                Jon Gerlach,
                                                 Chief Financial Officer, and
                                                 Vice President of Finance

                                INDEX TO EXHIBITS

Exhibit                                       Description                                            Page
-------                                       -----------                                            ----
3.1            Restated Articles of Incorporation of Company, as amended.................  Incorporated by reference
3.2            By-Laws of the Company, as amended........................................  Incorporated by reference
10.1           IKONICS Corporation 1995 Stock Incentive Plan, as amended.................  Filed Electronically
31.1           Rule 13a-14(a)/15d-14(a) Certifications of CEO............................  Filed Electronically
31.2           Rule 13a-14(a)/15d-14(a) Certifications of CFO............................  Filed Electronically
32             Section 1350 Certifications...............................................  Filed Electronically