Form 10QSB
period 2004-09-30
IKONICS CORP
filed 2004-11-12
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

Commission file number  000-25727

                               IKONICS CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Minnesota                                          41-0730027
    -------------------------------                          ------------------
    (State or other jurisdiction of                           (I.R.S. employer
    incorporation or organization)                           identification no.)

          4832 Grand Avenue
           Duluth, Minnesota                                       55807
-----------------------------------------                     ------------------
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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,920,134 shares outstanding as of October 18, 2004.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

PART I.              FINANCIAL INFORMATION                                                PAGE NO.
                     ---------------------                                                --------

Item 1.                Financial Statements:

                       Balance Sheets
                       as of September 30, 2004 (unaudited) and December 31, 2003             3

                       Statements of Operations
                       for the Three Months and Nine Months Ended September 30, 2004
                       and 2003 (unaudited)                                                   4

                       Statements of Cash Flows
                       for the Nine Months Ended September 30, 2004 and 2003 (unaudited)      5

                       Notes to Financial Statements (unaudited)                              6

Item 2.                Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                                             9

Item 3.                Controls and Procedures                                               13

PART II.             OTHER INFORMATION                                                       14

                     SIGNATURES                                                              15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                                                     SEPTEMBER 30
                                                                                         2004       DECEMBER 31
                                                                                      (UNAUDITED)      2003
                                                                                     ------------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  2,617,021   $ 1,507,794
   Marketable securities                                                                  150,043       221,907
   Trade receivables, less allowance for doubtful accounts of
     $100,000                                                                           1,792,026     1,859,480
   Inventories                                                                          2,035,424     1,807,233
   Prepaid expenses and other assets                                                       61,689        73,260
   Deferred taxes                                                                         128,000       128,000
                                                                                     ------------   -----------
           Total current assets                                                         6,784,203     5,597,674

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land, building and leasehold improvements                                            1,501,743     1,406,377
   Machinery and equipment                                                              2,399,194     2,337,166
   Office equipment                                                                     1,219,621     1,185,098
   Vehicles                                                                               175,406       191,628
                                                                                     ------------   -----------
                                                                                        5,295,964     5,120,269

   Less accumulated depreciation                                                        4,220,680     4,010,110
                                                                                        1,075,284     1,110,159

INTANGIBLE ASSETS, less accumulated amortization of $106,474 in
    2004 and $85,154 in 2003                                                              291,028       308,017

DEFERRED TAXES                                                                             66,000        66,000

OTHER ASSETS                                                                              112,834       112,834
                                                                                     ------------   -----------

                                                                                     $  8,329,349   $ 7,194,684
                                                                                     ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                  $    511,579   $   264,744
   Accrued compensation                                                                   308,500       227,318
   Other accrued expenses                                                                 238,989       207,506
   Income taxes payable                                                                    72,208       126,766
                                                                                     ------------   -----------
           Total current liabilities                                                    1,131,276       826,334

CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized
   4,750,000 shares; issued and outstanding 1,919,634 shares in 2004 and 1,872,
   190 shares in 2003 (adjusted for the 3-for-2 stock split described below)              191,963       187,219
   Additional paid-in capital                                                           1,384,711     1,207,083
   Retained earnings                                                                    5,627,617     4,987,311
   Accumulated other comprehensive loss                                                    (6,218)      (13,263)
                                                                                     ------------   -----------
         Total stockholders' equity                                                     7,198,073     6,368,350
                                                                                     ------------   -----------
                                                                                     $  8,329,349   $ 7,194,684
                                                                                     ============   ===========

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS                       NINE MONTHS
                                                      ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                                ------------------------------      -------------------------------
                                                   2004               2003              2004              2003
SALES                                           $3,324,135        $ 3,061,503       $  10,390,348    $    9,053,881
COSTS AND EXPENSES:
   Cost of goods sold                            1,844,447          1,666,991           5,724,791         4,981,928
   Selling, general, and administrative          1,073,879          1,067,735           3,390,204         3,121,686
   Research and development                        136,060            149,239             430,790           492,461
                                                ----------        -----------       -------------    --------------
                                                 3,054,386          2,883,965           9,545,785         8,596,075
                                                ----------        -----------       -------------    --------------

INCOME FROM OPERATIONS                             269,749            177,538             844,563           457,806

LOSS ON INVESTMENT                                       -                  -                   -           (74,666)
INTEREST INCOME                                      9,158             12,161              25,037            27,827
                                                ----------        -----------       -------------    --------------

INCOME BEFORE INCOME TAXES                         278,907            189,699             869,600           410,967

FEDERAL AND STATE INCOME
     TAX EXPENSE                                    73,672             50,858             229,294            85,968
                                                ----------        -----------       -------------    --------------

NET INCOME                                      $  205,235        $   138,841       $     640,306    $      324,999
                                                ==========        ===========       =============    ==============
EARNINGS PER COMMON SHARE (1):
   Basic                                         $    0.11        $      0.07       $        0.34    $         0.17
                                                 =========        ===========       =============    ==============

   Diluted                                       $    0.10        $      0.07       $        0.32    $         0.17
                                                 =========        ===========       =============    ==============

WEIGHTED AVERAGE COMMON SHARES
     ASSUMED OUTSTANDING (1):
   Basic                                         1,910,851          1,872,190           1,901,140         1,872,190
                                                ==========         ==========       =============    ==============

   Diluted                                       2,014,707          1,900,446           2,008,202         1,888,131
                                                ==========         ==========       =============    ==============

See notes to financial statements.

(1) Retroactively adjusted for the 3-for-2 stock split approved by the Company's Board of Directors on April 29, 2004, as if it happened on the earliest date presented.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                                -----------------------------
                                                    2004            2003
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                   $    640,306    $     324,999
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                    261,863          229,760
     Amortization                                     21,320           17,852
     Gain on sale of property and equipment                -           (5,500)
     Loss on investment                                    -           74,666
     Deferred Income Tax                                   -          (55,000)
     Provision for doubtful accounts                   1,185          131,324
     Changes in working capital components:
       Decrease (increase) in:
         Trade receivables                            66,269         (192,780)
         Inventories                                (228,191)          58,938
         Prepaid expenses and other assets            11,571           35,163
       (Decrease) increase in:
         Accounts payable                            246,835           64,169
         Accrued expenses                            112,665           88,528
         Income taxes payable                        (54,558)         289,860
                                                ------------    -------------
           Net cash provided by
              operating activities                 1,079,265        1,061,979

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment               (226,988)        (160,337)
   Proceeds on sale of property and equipment                           5,500
   Purchase of intangibles                            (4,331)         (32,936)
   Purchase of marketable securities                       -           (8,006)
   Proceeds from sales of marketable securities       78,909                -
                                                ------------    -------------
           Net cash used in investing
                 activities                         (152,410)        (195,779)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
   Proceeds from exercise of stock options           182,372                -
                                                ------------    -------------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                            1,109,227          866,200

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             1,507,794          384,107
                                                ------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  2,617,021    $   1,250,307
                                                ============    =============

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid (refunded)               $    283,288    $    (148,892)
                                                ============    =============

See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Notes to Financial Statements

      The balance sheet of IKONICS Corporation (the "Company") as of September 30, 2004, and the related statements of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003, have been prepared without being audited.

      In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2004, and the results of operations and cash flows for all periods presented.

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

2.    Inventory

      The major components of inventory at September 30, 2004 and December 31, 2003 are as follows:

                        Sep 30, 2004   Dec 31, 2003
                        ------------   ------------
Raw materials           $  1,162,841   $    928,949
Work-in-progress             277,455        231,269
Finished goods               882,032        911,419
Reduction to LIFO cost      (286,904)      (264,404)
                        ------------   ------------

Total Inventory         $  2,035,424   $  1,807,233
                        ============   ============

3.    Earnings Per Common Share (EPS)

      Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

      Shares (adjusted for the 3-for-2 stock split that occurred on April 29, 2004 for all periods presented) used in the calculation of diluted EPS are summarized below:

                                                                                  Three Months Ended
                                                                             Sep 30, 2004     Sep 30, 2003
                                                                             ------------     ------------
Weighted average common shares outstanding                                      1,910,851        1,872,190
Dilutive effect of stock options                                                  103,856           28,256
                                                                             ------------     ------------
Weighted average common and common equivalent shares outstanding                2,014,707        1,900,446
                                                                             ============     ============

                                                                                   Nine Months Ended
                                                                             Sep 30, 2004     Sep 30, 2003
                                                                             ------------     ------------
Weighted average common shares outstanding                                      1,901,140        1,872,190
Dilutive effect of stock options                                                  107,062           15,941
                                                                             ------------     ------------
Weighted average common and common equivalent shares outstanding                2,008,202        1,888,131
                                                                             ============     ============

      Options to purchase 207,052 and 250,512 shares of common stock were outstanding during the quarters ended September 30, 2004 and 2003, respectively.

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

                                           Three Months Ended Sep 30    Nine Months Ended Sep 30
                                           -------------------------   -------------------------
                                              2004          2003           2004         2003
                                              ----          ----           ----         ----
Net income:
  As reported                              $   205,235   $   138,841   $   640,306   $   324,999

 Deduct total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of tax                                      7,377        31,572        22,132        64,511
                                           -----------   -----------   -----------   -----------
 Pro forma                                 $   197,858   $   107,269   $   618,174   $   260,488
                                           ===========   ===========   ===========   ===========

Basic earnings per share:
 As reported                               $      0.11   $      0.07   $      0.34   $      0.17
 Pro forma                                 $      0.10   $      0.06   $      0.33   $      0.14

 Diluted earnings per share:
   As reported                             $      0.10   $      0.07   $      0.32   $      0.17
   Pro forma                               $      0.10   $      0.06   $      0.31   $      0.14

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

6.    Stock Split

      On April 29, 2004, the Company's Board of Directors approved the issuance of additional shares necessary to effect a 3-for-2 stock split in the form of a 50 percent stock dividend payable on May 13, 2004 to shareholders of record on May 6, 2004. Stockholders equity, share and per share amounts, including shares to be issued under the stock-based compensation plan have been retroactively adjusted to reflect the 3-for-2 stock split as if it occurred on the earliest date presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2004, the nine months ended September 30, 2004 and the same periods of 2003. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

      - The Company's belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections--This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain effective internal controls.

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

      Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The Company's general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers. The concentration of credit risk is not significant except for receivables from two of the Company's larger customers. One of these customers accounts for 10.5% of total receivables as of September 30, 2004, while the other customer accounts for 9.4% of total receivables as of September 30, 2004.

      Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

      Deferred Tax Assets. At September 30, 2004, the Company had approximately $194,000 of deferred tax assets. The deferred tax assets result primarily from timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items for which the likelihood of realization is in question. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

      Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003

      Sales. The Company realized significant sales growth during the third quarter of 2004 with sales of $3.3 million, which was 8.6% higher than the $3.1 million in sales during the same period in 2003. All areas and product groups experienced growth. The sales increase was aided by new products, economic growth in Asia and North America, and an increasing market share.

      Cost of Goods Sold. Cost of goods sold during the third quarter of 2004 was $1.8 million, or 55.5% of sales, compared to $1.7 million, or 54.5% of sales, during the same period in 2003. The increase in the cost of sales in the third quarter of 2004 as a percentage of sales reflects a slightly less favorable product mix and price increases for some raw materials.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 2004 were $1.1 million, or 32.3% of sales, compared to $1.1 million, or 34.9% of sales, for the third quarter of 2003. Selling, general, and administrative expenses for the third quarter 2004 compared to the third quarter of 2003 reflect lower bad debt expense offset by higher advertising and payroll expenses.

      Research and Development Expenses. Research and development expenses during the third quarter of 2004 were $136,000, or 4.1% of sales, versus $149,000, or 4.9% of sales, for the same period in 2003. The reduction was due to lower research and development payroll expenses.

      Interest Income. Interest income for the third quarter of 2004 was $9,000 compared to $12,000 for the same period in 2003. The interest income decrease was primarily due to a lower rate of return. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts in the State of Minnesota.

      Income Taxes. Income taxes were $74,000, or an effective rate of 26%, during the third quarter of 2004, versus income taxes of $51,000, or an effective rate of 27%, for the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      Sales. The Company realized a 15% increase in sales during the first nine months of 2004 compared to the same period in 2003. Sales during the first nine months of 2004 were $10.4 million compared to $9.1 million during the first nine months of 2003. New products, increasing market share, a strong Euro and economic growth in Asia and North America all contributed to the sales increase.

      Cost of Goods Sold. Cost of goods sold during the first nine months of 2004 was $5.7 million, or 55.1% of sales, compared to $5.0 million, or 55.0% of sales, during the same period in 2003. The slight increase in cost of sales reflects price increases for some raw materials during the second and third quarter partially offset by improved margins during the first quarter.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.4 million, or 32.6% of sales, in the first nine months of 2004, from $3.1 million, or 34.5% of sales, for the same period in 2003. The amount of these expenses in the first nine months of 2004 reflects higher payroll related expenses. Professional service expenses related to external reporting and compliance, along with some technical consulting, were also higher in the first nine months of 2004. These expenses were partially offset by lower bad debt expense during the first nine months of 2004.

      Loss on Investment. The Company wrote down the value of its investment in Apprise Technologies by $74,666 in the second quarter of 2003. This resulted from the offering price for shares of Apprise Technologies being below the value carried on the Company's books and the determination that the decline is other than temporary.

      Research and Development Expenses. Research and development expenses during the first nine months of 2004 were $431,000, or 4.1% of sales, versus $492,000, or 5.4% of sales, for the same period in 2003. The reduction was due to the expiration of a service contract with an outside contractor.

      Interest Income. Interest income was $25,000 for the first nine months of 2004 compared to $28,000 for the first nine months of 2003. The interest income decrease was primarily due to a lower rate of return

      Income Taxes. Income taxes were $229,000, or an effective rate of 26%, during the first nine months of 2004 compared to $86,000, or an effective rate of 21%, for the first nine months of 2003. The lower effective tax rate during the first nine months of 2003 relates to a higher level of tax benefits during that period from the extraterritorial income exclusion on foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

      Cash and cash equivalents were $2,617,000 and $1,250,000 at September 30, 2004 and 2003, respectively. The Company generated $1,079,000 in cash from operating activities during the nine months ended September 30, 2004, compared to generating $1,062,000 in cash from operating activities during the nine month period ended September 30, 2003. The increase in cash provided by operating activities was primarily due to higher net income in 2004. Cash provided by operating activities is primarily the result of adjusting net income for non-cash depreciation, amortization, gain/loss on sale of assets, provision for doubtful accounts, and certain changes in working capital components.

      During the first nine months of 2004, trade receivables decreased by $66,000. The decrease in receivables was driven by increased collections partially offset by higher sales. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $228,000 due to increased raw materials for the Company's Accuart and Accublack products necessary to support sales growth. Prepaid expenses and other assets increased $12,000 reflecting the timing of annual insurance premiums. Accounts payable increased $247,000, reflecting the timing of payments for inventory to suppliers. Accrued expenses increased $112,000 due to the timing of payroll expenses related payments. Income taxes payable decreased $55,000 due to the payment of 2003 taxes during the first half of 2004.

      The Company used $152,000 and $196,000 in cash for investing activities during the nine months ended September 30, 2004 and 2003, respectively. During the first nine months of 2004, the Company purchased $227,000 in plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities. The Company also incurred $4,000 in patent application costs that it records as an asset and amortizes upon successful completion of the application process. The Company received $79,000 during the first nine months of 2004 from the sale of marketable securities. During the first nine months of 2003, the Company purchased $160,000 in capital equipment and business software and incurred $33,000 in patent application costs.

      During the first nine months of 2004, $182,000 in proceeds from financing activities was received from 47,477 shares of common stock issued upon the exercise of stock options.

      A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended September 30, 2004 and there was no debt outstanding under this line as of September 30, 2004.

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

CAPITAL EXPENDITURES

      As discussed above, during the nine months ended September 30, 2004, the Company spent $227,000 on capital expenditures. This spending consisted of plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities.

      Plans for additional capital expenditures of approximately $60,000 during the remainder of 2004 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control. Total 2004 planned expenditures are expected to be more than 2003 capital expenditures and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

      The Company markets its products to over 80 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales for the three months ended September 30, 2004 and 31% of total sales for the three months ended September 30, 2003. Sales to foreign markets were 32% for the nine months ended September 30, 2004 and 31% for the same period in 2003. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world and are made primarily in dollars and Euros. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

      Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars or Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2004.

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

          None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS

      The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004:

Exhibit                                 Description
-------                                 -----------
3.1                Restated Articles of Incorporation of Company, as amended.(1)

3.2                By-Laws of the Company, as amended.(1)

10.2                Form of Incentive Stock Option Agreement for use with the
                    IKONICS Corporation 1995 Stock Incentive Plan, as amended

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

                                      IKONICS CORPORATION

DATE: November 12, 2004               By: /s/ Jon Gerlach
                                        ------------------------------------
                                          Jon Gerlach,
                                           Chief Financial Officer, and
                                           Vice President of Finance

                                INDEX TO EXHIBITS

Exhibit                                       Description                                             Page
-------                                       -----------                                             ----
3.1            Restated Articles of Incorporation of Company, as amended.................  Incorporated by reference

3.2            By-Laws of the Company, as amended........................................  Incorporated by reference

10.2           Form of Incentive Stock Option Agreement for use with
               the IKONICS Corporation 1995 Stock Incentive Plan, as amended.............  Filed Electronically

31.1           Rule 13a-14(a)/15d-14(a) Certifications of CEO............................  Filed Electronically

31.2           Rule 13a-14(a)/15d-14(a) Certifications of CFO............................  Filed Electronically

32             Section 1350 Certifications...............................................  Filed Electronically