Form 10KSB
period 2004-12-31
IKONICS CORP
filed 2005-03-18
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From _______________ to ________________.

                        Commission file number 000-25727

                               IKONICS CORPORATION
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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were: $13,682,449

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2005 was $8,245,093.50, based on the closing price for the issuer's Common Stock on such date as reported on the Nasdaq SmallCap Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,942,745 issued and outstanding as of February 28, 2005.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IKONICS Corporation ("IKONICS" or the "Company") was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light sensitive liquid coatings ("emulsions") and films, as well as distributes ink jet receptive films for commercial and industrial applications in the United States and abroad. The Company also markets ancillary chemicals, equipment and other consumables to provide a full line of products and services to its customers. The Company's products serve the screen printing and abrasive etching markets. The screen printing products represent the Company's largest product line. These products are used by screen printers to create stencil images. These images produce basic designs for fabric decoration and product identification, as well as complex designs for compact discs and electronic circuits. The abrasive etching products are used by consumers to create architectural glass, art pieces and awards, and in various industrial applications. The Company also sells a line of ink jet receptive films used for the creation of photopositives and photonegatives. In 2004, the Company launched two new business ventures. The first, called IkonSign Etch, markets a complete system that allows customers the ability to produce a broad array of high quality sign products. The second launch called IKONImage plans to use the Company's technology and low cost etching services to bring unique products to market and to provide low cost etching services for the Company's customers. Over 85% of the Company's products are consumables.

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

DISTRIBUTION

     The Company currently has approximately 200 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor to service their account. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.

     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2004, no one customer accounted for more than 10% of revenues.

QUALITY CONTROL IN MANUFACTURING

     In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997, 2000 and 2003. IKONICS' quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality-related graphs and tables are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers' needs.

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

     IKONICS spent 4.2% of sales ($575,000) on research and development in 2004 and 5.2% ($632,000) in 2003. In its research program, IKONICS has developed unique light sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2005 and 2020. The Company also has seven United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within IKONICS, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees and confidentiality agreements with vendors. In its product development program, IKONICS is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of IKONICS products for different climatic zones.

     In addition to its patents, the Company has various trademarks including the "IKONICS," "Chromaline," "PhotoBrasive," "Accuart," and "Nichols" trademarks.

RAW MATERIALS

     The primary raw materials used by IKONICS in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water. The purchasing staff at the Company's headquarters leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets. IKONICS' involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost. The Company has a number of suppliers to the Company's operations. Some suppliers provide a significant amount of key raw materials to the Company, but the Company believes alternative sources are available for most materials. For those raw materials where an alternative source is not readily available, the Company is developing contingency raw material replacement plans. To date, there have been no significant shortages of raw materials. The Company believes it has good supplier relations.

COMPETITION

     The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. The screen printing market is much larger than the decorative sand blasting market, however, the abrasive etching market is currently experiencing faster growth. IKONICS has two primary competitors in its screen printing film business, both of which are foreign-owned entities. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company's abrasive etching products has one significant competitor. IKONICS considers itself to be the leader in this market.

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

EMPLOYEES

     As of February 28, 2005, the Company had approximately 69 full-time employees, 65 of whom are located at the Company's headquarters in Duluth, Minnesota and four of whom are outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol IKNX. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company's Common Stock as reported on the Nasdaq Small Cap Market for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices have been retroactively adjusted for the 3-for-2 stock split approved by the Company's Board of Directors on April 29, 2004 as if it happened on the earliest date presented.

                                           HIGH    LOW
                                          -----   -----
FISCAL YEAR ENDED DECEMBER 31, 2004:
   First Quarter ......................   $8.30   $4.20
   Second Quarter .....................    7.67    4.48
   Third Quarter ......................    7.00    5.06
   Fourth Quarter .....................    8.00    5.61

FISCAL YEAR ENDED DECEMBER 31, 2003:
   First Quarter ......................   $4.17   $2.03
   Second Quarter .....................    3.85    2.60
   Third Quarter ......................    4.16    3.28
   Fourth Quarter .....................    5.56    3.70

     As of February 28, 2005, the Company had approximately 670 shareholders. The Company has never declared or paid any dividends on its Common Stock.

     The Company did not make any purchases of its equity securities during the years ended December 31, 2004 and 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2004 and 2003 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2004 and 2003.

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

     - The Company's expectation that its selling, general and administrative expenses will increase in 2005 as a result of costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations--The amount of these costs will depend on the quality of the Company's internal controls and the amount of remediation work required for any significant deficiencies or material weaknesses identified as part of the compliance process. The results of this compliance process are important to the Company because effective internal controls are critical to the production of reliable financial reports and in helping to prevent financial fraud.

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

     - The Company's belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant--This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company's international sales, or changes in purchase or sales terms.

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

CRITICAL ACCOUNTING POLICIES

     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting policies which IKONICS believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

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

     Deferred Tax Assets. At December 31, 2004, the Company had approximately $208,000 of deferred tax assets. The deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Sales. The Company's net sales increased 13% to $13.7 million in 2004, compared to net sales of $12.1 million in 2003. New products, increasing market share, a strong Euro and economic growth in Asia and North America all contributed to the sales increase.

     Cost of Goods Sold. Cost of goods sold was $7.6 million, or 55.2% of sales, in 2004 and $6.6 million, or 54.5% of sales, in 2003. The increase in cost of goods sold reflects price increases for some raw materials during the year.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.5 million, or 33.1% of sales, in 2004 from $4.2 million, or 34.5% of sales, in 2003. The increase reflects start-up costs for the new IkonSign Etch and IkonImage businesses, and higher payroll related expenses. Professional services related to external reporting and compliance were also higher in 2004. Selling, general and administrative expenses are expected to increase in 2005 as a result of costs required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations.

     Research and Development Expenses. Research and development expenses were $575,000, or 4.2% of sales, in 2004 compared to $632,000, or 5.2% of sales, in 2003. The reduction was mostly due to the expiration and non-renewal of a service contract with an outside contractor.

     Loss on Investment. The Company wrote down the value of its investment in Apprise Technologies by $74,666 in the second quarter of 2003. This resulted from the offering price for shares of Apprise Technologies being below the value carried on the Company's books and the determination that the decline was other than temporary.

     Interest Income. Interest income decreased to $14,000 in 2004, compared to $16,000 for 2003. The decrease was primarily due to a general decline in interest rates.

     Income Taxes. Income taxes were $273,000, or an effective rate of 26.5%, for 2004 compared to $129,000, or an effective rate of 20.3%, for 2003. The lower effective tax rate during 2003 relates to a higher level of tax benefits during that period from the extraterritorial income exclusion on foreign sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $2,737,000 and $1,508,000 at December 31, 2004 and December 31, 2003, respectively. The Company generated $1,262,000 in cash from operating activities during 2004 compared to the generation of $1,401,000 in cash from operating activities during 2003. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, loss on investment, provision for doubtful accounts, and certain changes in working capital components.

     During 2004, trade receivables decreased by $216,000, net of a decrease in the allowance for doubtful accounts. The decrease in receivables reflects improved collections partially offset by higher sales. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased by $394,000, reflecting higher raw material levels primarily due to increased raw materials for the Company's Accuart and Accublack product line to support sales growth. Accounts payable increased by $272,000, reflecting timing of payments to suppliers. Accrued expenses increased by $74,000 due to the timing of payroll and other payments.

     The Company's net cash used for investing activities was $255,000 and $277,000 during 2004 and 2003, respectively. During 2004, the Company spent $270,000 on plant equipment upgrades to improve efficiency and safety, reduce operating costs, update facilities and vehicles. During the fourth quarter of 2004, the Company exercised warrants for the purchase of 244,585 shares of Apprise Technologies for an aggregate exercise price of $85,000. The Company also incurred $9,000 in patent application costs that it records as an asset and amortizes upon successful completion of the application process. During 2003, the Company purchased $245,000 in capital equipment and business software and spent $60,000 on patent application costs. The Company received $108,000 during 2004 from the sale of marketable securities compared to $106,000 from the sale of marketable securities in 2003.

     During 2004, $223,000 in proceeds from financing activities were received from the exercise of options to purchase 58,355 shares of common stock.

     A bank line of credit exists providing for borrowings of up to $1,250,000. Borrowings under this line of credit are collateralized by accounts receivable and inventory and bear interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the year and there were no borrowings outstanding as of December 31, 2004. The line of credit was also not utilized during 2003 and there were no borrowings outstanding under this line as of December 31, 2003.

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

CAPITAL EXPENDITURES

     The Company spent $270,000 on capital expenditures during 2004. This spending included plant equipment upgrades to improve efficiency and safety, reduce operating costs, update facilities and vehicles.

     Commitments for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS' laboratory, and research and development to improve measurement and quality control processes. These commitments are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

     The Company markets its products to approximately 83 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales during 2004 and 32% of total sales in 2003. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2004.

FUTURE OUTLOOK

     IKONICS has invested on average over 4% of its sales dollars for the past few years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R). SFAS 123R replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The statement will be effective for the Company's first quarter of 2006. FAS 123(R) allows two methods for determining the effects of the transition. The Company has not yet completed its study of the transition methods, made any decisions about how it will adopt FAS 123(R), or determined what option-pricing model is most appropriate for future awards.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
IKONICS Corporation
Duluth, Minnesota

We have audited the balance sheets of IKONICS Corporation as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

Duluth, Minnesota
January 21, 2005

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                           2004         2003
                                                                        ----------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $2,737,460   $1,507,794
   Marketable securities                                                   124,358      221,907
   Trade receivables, less allowance for doubtful accounts of $75,000
      in 2004 and $100,000 in 2003 (Note 11)                             1,642,904    1,859,480
   Inventories (Notes 1 and 11)                                          2,201,282    1,807,233
   Prepaid expenses and other assets                                        57,345       73,260
   Deferred income taxes (Note 3)                                          143,000      128,000
                                                                        ----------   ----------
      Total current assets                                               6,906,349    5,597,674
                                                                        ----------   ----------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                     1,466,898    1,406,377
   Machinery and equipment                                               2,442,295    2,337,166
   Office equipment                                                      1,239,811    1,185,098
   Vehicles                                                                175,406      191,628
                                                                        ----------   ----------
                                                                         5,324,410    5,120,269
   Less accumulated depreciation                                         4,295,580    4,010,110
                                                                        ----------   ----------
                                                                         1,028,830    1,110,159

INTANGIBLE ASSETS, less accumulated amortization of $109,728 in
   2004 and $85,154 in 2003 (Note 4)                                       292,349      308,017

DEFERRED INCOME TAXES (Note 3)                                              65,000       66,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES (Note 1)                   197,460      112,834
                                                                        ----------   ----------
                                                                        $8,489,988   $7,194,684
                                                                        ==========   ==========

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                              2004         2003
                                                                           ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  536,391   $  264,744
   Accrued compensation                                                       263,510      227,318
   Other accrued expenses (Note 10)                                           245,702      207,506
   Income taxes payable                                                        30,169      126,766
                                                                           ----------   ----------
      Total current liabilities                                             1,075,772      826,334
                                                                           ----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares:
      issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares:
      issued and outstanding 1,930,545 shares in 2004 and 1,872,190
      shares in 2003 (Note 2)                                                 193,055      187,219
   Additional paid-in capital                                               1,477,815    1,207,083
   Retained earnings                                                        5,745,662    4,987,311
   Accumulated other comprehensive loss                                        (2,316)     (13,263)
                                                                           ----------   ----------
      Total stockholders' equity                                            7,414,216    6,368,350
                                                                           ----------   ----------
                                                                           $8,489,988   $7,194,684
                                                                           ==========   ==========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              2004          2003
                                          -----------   -----------
NET SALES (Note 6)                        $13,682,449   $12,105,127

COSTS AND EXPENSES:
   Cost of goods sold                       7,556,713     6,601,263
   Selling, general and administrative      4,533,294     4,181,486
   Research and development                   575,065       631,658
                                          -----------   -----------
                                           12,665,072    11,414,407
                                          -----------   -----------

INCOME FROM OPERATIONS                      1,017,377       690,720

LOSS ON INVESTMENT                                 --       (74,666)

INTEREST INCOME                                13,974        16,362
                                          -----------   -----------

INCOME BEFORE INCOME TAXES                  1,031,351       632,416

FEDERAL AND STATE INCOME TAXES (Note 3)       273,000       129,000
                                          -----------   -----------

NET INCOME                                $   758,351   $   503,416
                                          ===========   ===========

EARNINGS PER COMMON SHARE (Note 2):
   Basic                                  $      0.40   $      0.27
                                          ===========   ===========
   Diluted                                $      0.38   $      0.27
                                          ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
   ASSUMED OUTSTANDING (Note 2):
   Basic                                    1,906,771     1,872,190
                                          ===========   ===========
   Diluted                                  1,982,814     1,895,106
                                          ===========   ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                         ACCUMULATED
                                                           COMMON STOCK       ADDITIONAL                    OTHER
                                                       --------------------     PAID-IN     RETAINED    COMPREHENSIVE      TOTAL
                                                         SHARES     AMOUNT      CAPITAL     EARNINGS         LOSS         EQUITY
                                                       ---------   --------   ----------   ----------   -------------   ----------
BALANCE AT DECEMBER 31, 2002 (Note 2)                  1,872,190   $187,219   $1,207,083   $4,483,895     $(11,534)     $5,866,663
   Net income                                                 --         --           --      503,416           --         503,416
   Unrealized loss on available-for-sale securities           --         --           --           --       (1,729)         (1,729)
                                                                                                                        ----------
      Total comprehensive income                                                                                           501,687
                                                       ---------   --------   ----------   ----------     --------      ----------

BALANCE AT DECEMBER 31, 2003                           1,872,190    187,219    1,207,083    4,987,311      (13,263)      6,368,350
   Net income                                                 --         --           --      758,351           --         758,351
   Unrealized gain on available-for-sale securities           --         --           --           --       10,947          10,947
                                                                                                                        ----------
      Total comprehensive income                              --         --           --           --           --         769,298
   Exercise of stock options                              58,355      5,836      217,100           --           --         222,936
   Tax benefit resulting from stock option exercises          --         --       53,632           --           --          53,632
                                                       ---------   --------   ----------   ----------     --------      ----------
BALANCE AT DECEMBER 31, 2004                           1,930,545   $193,055   $1,477,815   $5,745,662     $ (2,316)     $7,414,216
                                                       =========   ========   ==========   ==========     ========      ==========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                    2004         2003
                                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  758,351   $  503,416
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                  351,418      339,041
      Amortization                                                   24,574       24,188
      Gain on sale of property and equipment                             --       (5,500)
      Loss on investment                                                 --       74,666
      Provision for doubtful accounts                                   593       81,254
      Deferred income taxes                                         (14,000)       6,000
      Tax benefit from stock option exercise                         53,632           --
      Changes in working capital components:
         (Increase) decrease in:
            Trade receivables                                       215,983       (6,965)
            Inventories                                            (394,049)     (35,328)
            Prepaid expenses and other assets                        15,915       16,677
            Income taxes refund receivable                               --      122,469
         (Decrease) increase in:
            Accounts payable                                        271,647      (52,485)
            Accrued expenses                                         74,388      206,557
            Income taxes payable                                    (96,597)     126,766
                                                                 ----------   ----------
               Net cash provided by operating activities          1,261,855    1,400,756
                                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                              (270,089)    (244,573)
   Proceeds on sale of property and equipment                            --        5,500
   Purchase of intangibles                                           (8,906)     (60,454)
   Investment in non-marketable equity securities                   (84,626)          --
   Purchases of marketable securities                                    --      (83,980)
   Proceeds from sale of marketable securities                      108,496      106,438
                                                                 ----------   ----------
               Net cash used in investing activities               (255,125)    (277,069)
                                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                          222,936           --
                                                                 ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,229,666    1,123,687

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    1,507,794      384,107
                                                                 ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $2,737,460   $1,507,794
                                                                 ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid (refunded) for income taxes                         $  330,188   $ (126,514)
                                                                 ==========   ==========
   Cash paid for interest                                        $       --   $       --
                                                                 ==========   ==========

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business - IKONICS Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers' applications are primarily screen printing and abrasive etching. The Company's principal markets are throughout the United States. In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

     Forty percent and fifty-one percent, respectively, of the Company's accounts receivable at December 31, 2004 and 2003 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. No receivable from a single customer exceeded 10% of total receivables at December 31, 2004 or December 31, 2003. No single customer represented greater than 10% of total revenue in 2004 or in 2003.

     A summary of the Company's significant accounting policies follows:

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of putable variable rate municipal bonds backed by a letter of credit and money market funds in which the carrying value of both instruments approximates market value because of the short maturity of these instruments.

     Marketable Securities - Marketable securities are classified as available-for-sale and consist primarily of municipal revenue bonds that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are carried at fair market value with changes in fair value recorded in comprehensive income.

     The majority of these municipal bonds have been in a continuous loss position for over 12 months. The fair value of municipal bonds that have been in continuous loss for 12 months or more at December 31, 2004 is $75,521 with unrealized losses of $4,100. The unrealized losses are generally due to changes in interest rates, and, as such, are considered to be temporary by the Company.

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

     Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $348,000 and $264,000 higher than reported at December 31, 2004 and 2003, respectively. The major components of inventories are as follows:

                                 2004         2003
                              ----------   ----------
     Raw materials            $1,260,457   $  928,949
     Work-in-progress            268,419      231,269
     Finished goods            1,019,952      911,419
     Reduction to LIFO cost     (347,546)    (264,404)
                              ----------   ----------
        Total inventories     $2,201,282   $1,807,233
                              ==========   ==========

     Depreciation - Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

                               Years
                               -----
     Building                  15-40
     Machinery and equipment    5-10
     Office equipment           5-10
     Vehicles                      3

     Intangibles Assets- Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement. Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount. No impairment adjustments to intangible assets were made during the two-year period ended December 31, 2004.

     Investments in Non-Marketable Equity Securities - Investments in Non-Marketable Equity Securities consist of a $197,460 equity investment in Apprise Technologies, Inc. This investment is accounted for on the cost method. During the fourth quarter of 2004, the Company exercised warrants for the purchase of an additional 244,585 shares for $84,626. The Company wrote down the value of its initial investment in Apprise Technologies, Inc. by $74,666 during the second quarter of 2003 since the current issuance price for shares of Apprise was below the value carried on the Company's books. One of the Company's directors is the CEO of Apprise Technologies, Inc.

     Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of the non-marketable equity securities approximates the estimated fair value based on management's knowledge of recent sales prices of the non-marketable equity securities.

     Revenue Recognition - The Company recognizes revenue on products when title passes which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

     Deferred Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

     Shares used in the calculation of diluted EPS are summarized below:

                                                                           2004        2003
                                                                        ---------   ---------
     Weighted average common shares outstanding                         1,906,771   1,872,190
     Dilutive effect of stock options                                      76,043      22,916
                                                                        ---------   ---------
     Weighted average common and common equivalent shares outstanding   1,982,814   1,895,106
                                                                        =========   =========

     Options to purchase 195,891 and 252,161 shares of common stock were outstanding as of December 31, 2004 and 2003, respectively.

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

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                          2004       2003
                                                                        --------   --------
     Net income:
        As reported                                                     $758,351   $503,416

        Deduct total stock-based employee compensation expense
           determined under fair value based method for all awards        29,875     79,377
                                                                        --------   --------
        Pro forma                                                       $728,476   $424,039
                                                                        ========   ========

     Basic earnings per share:
        As reported                                                     $   0.40   $   0.27
        Pro forma                                                       $   0.38   $   0.23

     Diluted earnings per share:
        As reported                                                     $   0.38   $   0.27
        Pro forma                                                       $   0.37   $   0.22

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

     Foreign Operations - The Company markets in Europe, Latin America, Asia, and other parts of the world. Foreign sales approximated 31% of total sales in 2004 and 32% of total sales in 2003.

     Foreign Currency Translation - Foreign currency transactions and translation adjustments did not have a material effect on the Statements of Stockholders' Equity and Comprehensive Income and Cash Flows for 2004 and 2003.

2.   STOCKHOLDERS' EQUITY

     During 2004, the Company declared and paid a three-for two stock split effected in the form of a 50% stock dividend. All share and per share information presented has been adjusted retroactively as if the stock split occurred on the earliest date presented.

3.   INCOME TAXES

     Income tax expense for the years ended December 31, 2004 and 2003 consists of the following:

                                                               2004       2003
                                                             --------   --------
     Current:
        Federal                                              $248,000   $100,000
        State                                                  39,000     23,000
                                                             --------   --------
                                                              287,000    123,000
     Deferred                                                 (14,000)     6,000
                                                             --------   --------
                                                             $273,000   $129,000
                                                             ========   ========

     The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% to income before taxes, is reconciled to income tax expense as follows:

                                                              2004        2003
                                                            --------   ---------
     Expected provision for federal income taxes            $361,100   $ 221,200
     State income taxes, net of federal benefit               20,200      13,700
     Extraterritorial income exclusion                       (94,400)   (127,800)
     Meals and entertainment                                  18,700      10,200
     Tax-exempt interest                                      (9,800)     (3,500)
     R&D Credit                                              (12,800)     (7,600)
     Non-marketable equity security valuation allowance           --      28,000
     Other                                                   (10,000)     (5,200)
                                                            --------   ---------
                                                            $273,000   $ 129,000
                                                            ========   =========

     Deferred tax assets consist of the following as of December 31, 2004 and 2003:

                                                               2004       2003
                                                             --------   --------
     Property and equipment and other assets                 $ 38,000   $ 35,000
     Accrued vacation                                          15,000     16,000
     Other accrued expenses                                    57,000     57,000
     Inventories                                               44,000     36,000
     Allowance for doubtful accounts                           27,000     36,000
     Allowance for sales returns                                7,000      7,000
     Intangible assets                                         27,000     31,000
     Capital loss carryforward                                 46,000     46,000
                                                             --------   --------
                                                              261,000    264,000
     Less valuation allowance                                 (46,000)   (46,000)
                                                             --------   --------
                                                              215,000    218,000
     Deferred tax liabilities:
        Prepaid expenses                                        7,000     24,000
                                                             --------   --------
                                                             $208,000   $194,000
                                                             ========   ========

     The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2004 and 2003 as follows:

     Current assets                                          $143,000   $128,000
     Noncurrent assets                                         65,000     66,000
                                                             --------   --------
                                                             $208,000   $194,000
                                                             ========   ========

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

     Intangible assets at December 31, 2004 and 2003 consist of the following:

                                          December 31, 2004               December 31, 2003
                                    -----------------------------   -----------------------------
                                    Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                        Amount       Amortization       Amount       Amortization
                                    --------------   ------------   --------------   ------------
     Amortized intangible assets:
        Patents                        $202,077       $ (60,980)       $193,171        $(51,197)
        Licenses                        100,000         (18,750)        100,000         (10,625)
        Non-compete agreement           100,000         (29,998)        100,000         (23,332)
                                       --------       ---------        --------        --------
                                       $402,077       $(109,728)       $393,171        $(85,154)
                                       ========       =========        ========        ========

     Net intangible assets as December 31, 2004 and 2003 are $292,349 and $308,017, respectively.

                                                                 2004      2003
                                                               -------   -------
     Aggregate amortization expense:
        For the year ended December 31                         $24,574   $24,188

     Estimated amortization expense:
        For the year ended December 31: 2005                             $24,574
                                        2006                              24,574
                                        2007                              24,574
                                        2008                              24,574
                                        2009                              24,574

     In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

5.   PENSION PLAN

     The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes 5% of each eligible employee's compensation. Total pension expense for the years ended December 31, 2004 and 2003 was approximately $149,000 and $138,000, respectively.

6.   GEOGRAPHIC INFORMATION

     The Company manages and operates its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. In 2004 and 2003, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2004 and 2003. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                                           2004          2003
                                                       -----------   -----------
     Net sales by geographic area:
        United States                                  $ 9,391,501   $ 8,190,798
        International                                    4,290,948     3,914,329
                                                       -----------   -----------
                                                       $13,682,449   $12,105,127
                                                       ===========   ===========

7.   STOCK OPTIONS

     During 1995, the Company, with the approval of its shareholders, adopted a stock incentive plan for the issuance of up to 57,750 shares of common stock. In 1999, the Company, with the approval of its shareholders, increased the number of shares reserved for issuance under this plan to 305,250 shares and, in 2004, increased the number of shares reserved for issuance under this plan to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period.

     The fair value disclosure in Note 1 was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                           2004         2003
                                                        ----------   ----------
     Dividend yield                                            0.0%         0.0%
     Expected volatility                                      60.0%        73.5%
     Expected life of option                            five years   five years
     Risk-free interest rate                                   3.4%         3.0%
     Fair value of each option on grant date                 $3.77        $2.61

     A summary of the status of the Company's stock option plan as of December 31, 2004 and 2003 and changes during the years then ended is presented below:

                                              2004                 2003
                                       ------------------   ------------------
                                                 Weighted             Weighted
                                                  Average              Average
                                                 Exercise             Exercise
                                        Shares     Price     Shares     Price
                                       -------   --------   -------   --------
Outstanding at beginning of year       252,161     $3.67    225,043     $3.95
Granted                                  3,000      7.01     50,368      2.87
Exercised                              (58,355)     3.82         --
Expired and forfeited                     (915)     3.06    (23,250)     3.83
                                       -------              -------
Outstanding at end of year             195,891      3.67    252,161      3.67
                                       =======              =======

     The following table summarizes information about stock options outstanding at December 31, 2004:

                          Options Outstanding                  Options Exercisable
               -----------------------------------------   --------------------------
                                  Weighted-
                   Number          Average     Weighted-       Number       Weighted-
  Range of     Outstanding at     Remaining     Average    Exercisable at    Average
  Exercise      December 31,     Contractual    Exercise    December 31,     Exercise
    Price           2004        Life (years)     Price          2004          Price
------------   --------------   ------------   ---------   --------------   ---------
$2.00 - 2.99        64,991          2.90         $2.44          46,247        $2.42
 3.00 - 3.99        63,190          1.71          3.17          55,690         3.15
 4.00 - 4.99        27,750          0.32          4.49          27,750         4.49
 5.00 - 5.99        17,160          1.32          5.45          17,160         5.45
 6.00 - 6.99        19,800          0.80          6.10          19,800         6.10
 7.00 - 7.99         3,000          4.33          7.01              --
                   -------                                     -------
                   195,891          1.82          3.67         166,647         3.76
                   =======                                     =======

8.   CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances primarily in one financial institution. As of December 31, 2004, the balance exceeded the Federal Deposit Insurance Corporation coverage. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

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

     Concentration of credit risk with respect to trade receivables is not significant. No one customer accounts for more than 10% of total receivables as of December 31, 2004.

9.   LEASE COMMITMENTS

     As of December 31, 2004, the Company was obligated under non-cancelable operating lease agreements for certain equipment. Future minimum lease payments for non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

     2005   $11,612
     2006   $ 1,161

     The Company also leases buildings on a month-to-month basis. Total rental expense for all equipment and building operating leases was $56,052 in 2004 and $54,729 in 2003.

10.  CONTINGENCIES

     The Company has entered into licensing agreements which require it to make royalty payments on sales of certain products. Royalty payments range from 3% to 5% of net sales on these products. The Company incurred $103,609 of expense under these agreements during 2004, as compared to $107,444 during 2003.

     In 2003 the Company identified a probable underpayment of sales tax. Accordingly, in 2003 the Company accrued $160,000 for the future payment of such unpaid taxes.

11.  LINE OF CREDIT

     The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 225 basis points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2004 and 2003.

12.  ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" (SFAS 123R). SFAS 123R replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The statement will be effective for the Company's first quarter of 2006. FAS 123(R) allows two methods for determining the effects of the transition. The Company has not yet completed its study of the transition methods, made any decisions about how it will adopt FAS 123(R), or determined what option-pricing model is most appropriate for future awards.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference. The following information completes the Company's response to this Item 9.

     The Company has adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. This code of ethics is filed as Exhibit 14 to this report. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, this code of ethics by posting such information on its Web site which is located at www.ikonics.com.

ITEM 10. EXECUTIVE COMPENSATION

     The information included in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information included in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information is incorporated by reference in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 13. EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004:

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

  10.1    IKONICS Corporation 1995 Stock Incentive Plan, as amended.
          (Incorporated by reference to Exhibit B to the Company's proxy statement for its 2004 Annual Meeting of Shareholders filed with the Commission on March 29, 2004 (File No. 000-25727).)

  10.2 2005 Bonus Program. (Incorporated by reference to the description of this Program included in the Current Report on Form 8-K filed with Commission on February 16, 2005 (File No. 000-25727).)

  10.5 Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company's Registration Statement on Form
          10-SB filed with the Commission on May 26, 1999 (Registration No.
          000-25727).)

    14    Code of Ethics. (Incorporated by reference to the like numbered
          Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-25727).)

    23    Consent of Independent Registered Public Accounting Firm

    24    Powers of Attorney.

  31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO.

  31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO.

    32    Section 1350 Certifications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information included in the Company's definitive proxy statement for the 2005 Annual Meeting of Shareholders under the caption "Audit and Non-Audit Fees" is incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2005.

                                        IKONICS CORPORATION


                                        By /s/ William C. Ulland
                                           -------------------------------------
                                           William C. Ulland, Chairman,
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2005.


/s/ William C. Ulland
-------------------------------------
William C. Ulland, Chairman,
Chief Executive Officer and President
(Principal Executive Officer)


/s/ Jon Gerlach
-------------------------------------
Jon Gerlach, Chief Financial Officer
and Vice President of Finance
(Principal Financial and
Accounting Officer)


-------------------------------------
Charles H. Andresen*                    Director


-------------------------------------
Rondi Erickson*                         Director


-------------------------------------
H. Leigh Severance*                     Director


-------------------------------------
Gerald W. Simonson*                     Director


-------------------------------------
David O. Harris*                        Director

----------
* William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.


                                        /s/ William C. Ulland
                                        ----------------------------------------
                                        William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

Exhibit                            Description                                      Page
-------                            -----------                                      ----
  3.1     Restated Articles of Incorporation of Company, as amended...   Incorporated by Reference
  3.2     By-Laws of the Company, as amended..........................   Incorporated by Reference
  4       Specimen of Common Stock Certificate........................   Incorporated by Reference
  10.1    IKONICS Corporation 1995 Stock Incentive Plan, as amended...   Incorporated by Reference
  10.2    2005 Bonus Program..........................................   Incorporated by Reference
  10.5    Revolving Credit Agreement dated April 30, 1999
          between the Company and M&I Bank............................   Incorporated by Reference
  14      Code of Ethics..............................................   Incorporated by Reference
  23      Consent of  Independent Registered Public Accounting Firm...   Filed Electronically
  24      Powers of Attorney..........................................   Filed Electronically
  31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO..............   Filed Electronically
  31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO..............   Filed Electronically
  32      Section 1350 Certifications.................................   Filed Electronically