Form 10QSB
period 2005-03-31
IKONICS CORP
filed 2005-05-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,947,645 shares outstanding as of April 18, 2005.

     Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

IKONICS CORPORATION

BALANCE SHEETS

	March 31	December 31
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,670,062	$2,737,460
Marketable securities	84,195	124,358
Trade receivables, less allowance for doubtful accounts of $75,000 in 2005 and 2004	1,714,003	1,642,904
Inventories (Note 2)	2,172,967	2,201,282
Prepaid expenses and other assets	139,066	57,345
Income taxes receivable	22,305	0
Deferred income taxes	143,000	143,000

Total current assets	6,945,598	6,906,349

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,493,792	1,466,898
Machinery and equipment	2,465,587	2,442,295
Office equipment	1,226,591	1,239,811
Vehicles	175,406	175,406

	5,361,376	5,324,410
Less accumulated depreciation	4,370,303	4,295,580

	991,073	1,028,830

INTANGIBLE ASSETS, less accumulated amortization of $116,109 in 2005 and $109,728 in 2004	291,437	292,349

DEFERRED INCOME TAXES	65,000	65,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	197,460	197,460

	$8,490,568	$8,489,988

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$567,330	$536,391
Accrued compensation	114,459	263,510
Other accrued expenses	290,072	245,702
Income taxes payable	0	30,169

Total current liabilities	971,861	1,075,772

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,947,245 in 2005 and 1,930,545 in 2004	194,725	193,055
Additional paid-in capital	1,554,449	1,477,815
Retained earnings	5,769,317	5,745,662
Accumulated other comprehensive income (loss)	216	(2,316)

Total stockholders’ equity	7,518,707	7,414,216

	$8,490,568	$8,489,988

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2005	2004
NET SALES	$3,328,527	$3,382,798

COSTS AND EXPENSES:
Cost of goods sold	1,930,644	1,888,080
Selling, general and administrative	1,238,154	1,127,591
Research and development	154,903	150,520

	3,323,701	3,166,191

INCOME FROM OPERATIONS	4,826	216,607

INTEREST INCOME	9,940	3,018

INCOME BEFORE INCOME TAXES	14,766	219,625

INCOME TAX EXPENSE (BENEFIT)	(8,889)	58,967

NET INCOME	$23,655	$160,658

EARNINGS PER COMMON SHARE:
Basic	$0.01	$0.09

Diluted	$0.01	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,930,783	1,878,140

Diluted	1,984,051	1,932,554

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,655	$160,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74,723	88,425
Amortization	6,381	7,107
Tax benefit from stock option exercise	2,941	0
Changes in working capital components:
Trade receivables	(71,099)	(10,231)
Inventories	28,315	(37,795)
Prepaid expenses and other assets	(81,721)	(60,701)
Income taxes receivable	(22,305)	0
Accounts payable	30,939	162,458
Accrued liabilities	(104,681)	34,417
Income taxes payable	(30,169)	(90,822)

Net cash provided by (used in) operating activities	(143,021)	253,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(36,966)	(66,049)
Purchase of intangibles	(5,469)	(1,440)
Proceeds on sales of marketable securities	42,695	74,346

Net cash provided by (used in) investing activities	260	6,857

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	75,363	75,445

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,398)	335,818

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,737,460	1,507,794

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,670,062	$1,843,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$40,643	$149,588

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Notes to Financial Statements

The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2005, and the related statements of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2005, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Inventory

The major components of inventory at March 31, 2005 and December 31, 2004 are as follows:

	Mar 31, 2005	Dec 31, 2004
Raw materials	$1,306,373	$1,260,457
Work-in-progress	238,986	268,419
Finished goods	993,154	1,019,952
Reduction to LIFO cost	(365,546)	(347,546)

Total Inventory	$2,172,967	$2,201,282

3.	Stockholders’ Equity

		Three Months Ended
		Mar 31, 2005
Total Stockholders’ Equity-December 31, 2004		$7,414,216
Net income	$23,655
Unrealized gain on available-for-sale investments	2,532

Comprehensive income		26,187
Issuance of 16,700 shares of common stock upon exercise of options		78,304

Total Stockholders’ Equity-March 31, 2005		$7,518,707

4.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the quarter. Diluted EPS is similar to Basic except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as those shares subject to stock options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Weighted average common shares outstanding	1,930,783	1,878,140
Dilutive effect of stock options	53,268	54,414

Weighted average common and common equivalent shares outstanding	1,984,051	1,932,554

Options to purchase 177,692 and 231,579 shares of common stock were outstanding at March 31, 2005 and 2004, respectively.

5.	Employee Stock Plan

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

	Three Months Ended
	Mar 31, 2005	Mar 31, 2004
Net income:
As reported	$23,655	$160,658
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	3,914	8,865

Pro forma	$19,741	$151,793

Basic earnings per share:
As reported	$0.01	$0.09
Pro forma	$0.01	$0.08

Diluted earnings per share:
As reported	$0.01	$0.08
Pro forma	$0.01	$0.08

6.	Intangible Assets

Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreements. Estimated amortization expense for each of the next five years is $25,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

IKONICS CORPORATION

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2005 and the same period of 2004. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-QSB.

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

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain strong internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position or the inability to identify attractive acquisition targets or other business opportunities.

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

     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The Company’s general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers.

     Inventory. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

     Deferred Tax Assets. At March 31, 2005, the Company had approximately $208,000 of net deferred tax assets. The net deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining net deferred tax assets reflected on the balance sheet will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

Results of Operations

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

     Sales. Compared to the same period in 2004, the Company’s sales dropped 1.6% during the first quarter of 2005. Sales during the first quarter of 2005 were $3,329,000 versus sales of $3,383,000 during the first quarter of 2004. Weaker international sales were partially offset by stronger domestic sales. The weaker international sales were partially due to timing of shipments and slower activity in Asian markets. The domestic sales growth was related to new sales generated by IKON SignEtch.

     Cost of Goods Sold. Cost of goods sold during the first quarter of 2005 was $1,931,000, or 58.0% of sales, compared to $1,888,000, or 55.8% of sales, during the same period in 2004. The increase in the cost of sales in the first quarter of 2005 as a percentage of sales reflects a less favorable product mix in addition to rising raw material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,238,000, or 37.2% of sales, in the first quarter of 2005, from $1,128,000, or 33.3% of sales, for the same period in 2004. The first three months of 2005 reflected higher administrative expenses related to compliance with the Sarbanes-Oxley Act. The Company has also incurred an additional $110,000 in sales and marketing expenses related to the two product lines, IKON SignEtch and IKONImage.

     Research and Development Expenses. Research and development expenses during the first quarter of 2005 were $155,000, or 4.7% of sales, versus $151,000, or 4.4% of sales, for the same period in 2003. The increase is due to higher trial production costs and additional research and development staff.

     Interest Income. Interest income for the first quarter of 2005 was $10,000 compared to $4,000 for the same period in 2004. The interest income increase is due to an increase in interest rates and a larger investment balance. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. During the first quarter of 2005, the Company performed a study of its research and development activities resulting in tax credits totaling $15,000. The tax credits resulted in a net income tax benefit during the period of $9,000. For the same period in 2004, income tax expense was $59,000, or an effective rate of 26.7%.

Liquidity and Capital Resources

     The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $2,670,000 and $1,844,000 at March 31, 2005 and March 31, 2004, respectively. The Company used $143,000 in cash from operating activities during the three months ended March 31, 2005, compared to generating $254,000 in cash from operating activities during the same period in 2004. The decrease in cash generated from operating activities is primarily due to the decrease in net income and changes in working capital components as discussed below. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.

     During the first three months of 2005, trade receivables increased by $71,000. The increase in receivables was driven by the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $28,000 due to the timing of raw material shipments. Prepaid expenses increased $79,000, reflecting insurance costs prepaid in the first quarter of 2005. Accounts payable increased $31,000, primarily as a result of the timing of payments to suppliers for inventory. Accrued expenses decreased $105,000, primarily reflecting the timing of compensation payments. Income taxes payable decreased $30,000 due to payment of 2004 taxes during the first quarter of 2005 and lower first quarter 2005 income levels.

     For the first three months of 2005, the Company received $300 in net cash flows from investing activities compared to $7,000 received from investing activities for the same period in 2004. During the first three months of 2005, the Company received $43,000 from the sale of marketable securities and purchased $37,000 of plant equipment and building upgrades to improve efficiency and reduce operating costs. The Company also incurred $5,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first three months of 2004, the Company received $74,000 from the sale of marketable securities, purchased $66,000 in capital equipment, and incurred $1,000 in patent application costs.

     During the first three months of 2005, $78,000 in proceeds from financing activities were realized from 16,700 shares of common stock issued upon the exercise of stock options compared to $75,000 received during the first three months of 2004 from 19,946 shares of common stock issued upon the exercise of stock options

     A bank line of credit exists providing for borrowings of up to $1,250,000. Borrowings under this line of credit are collateralized by accounts receivable and inventory and bear interest at 2.25 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter and there were no borrowings outstanding as of March 31, 2005. The line of credit was also not utilized during 2004 and there were no borrowings outstanding under this line as of March 31, 2004.

     The Company believes that current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The Company also believes that its low debt levels and available line of credit make it unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations.

Capital Expenditures

     Through March 31, 2005, the Company has spent $37,000 on capital expenditures during 2005. This spending primarily consists of plant equipment upgrades and building improvements to improve efficiency and reduce operating costs.

     The Company plans for additional capital expenditures during 2005 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. Total 2005 planned capital expenditures are expected to be less compared to prior years and are expected to be funded with cash generated from operating activities.

International Activity

     The Company markets its products to approximately 83 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales during the first quarter 2005 and 33% of total sales for the same period in 2004. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2005.

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

     Other future activities undertaken to expand the Company’s business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (SFAS 123R). SFAS 123R replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity’s financial statements over the period during which the employee is required to provide services in exchange for the award. The statement will be effective for the Company’s first quarter of 2006. SFAS 123R allows two methods for determining the effects of the transition. The Company has not yet completed its study of the transition methods, made any decisions about how it will adopt SFAS 123R, or determined what option-pricing model is most appropriate for future awards.

ITEM 3. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

ITEM 3. Defaults upon Senior Securities

     Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits

     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[1]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications

     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

[1]	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION
DATE: May 12, 2005	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically