Form 10QSB
period 2005-06-30
IKONICS CORP
filed 2005-08-10
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarterly Period Ended June 30, 2005
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period From _______________ to ________________.

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

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,935,197 shares outstanding as of August 2, 2005.

            Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                                                                PAGE NO.
                                                                                --------
PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Balance Sheets
              as of June 30, 2005 (unaudited) and December 31, 2004                3

              Statements of Operations
              for the Three Months and Six Months Ended June 30, 2005
              and 2004 (unaudited)                                                 4

              Statements of Cash Flows
              for the Six Months Ended June 30, 2005 and 2004 (unaudited)          5

              Notes to Financial Statements (unaudited)                            6

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                           9

Item 3.       Controls and Procedures                                              14

PART II.    OTHER INFORMATION                                                      15

            SIGNATURES                                                             17

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                                                   JUNE 30         DECEMBER 31
                                                                                    2005              2004
                                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   2,603,549    $   2,737,460
   Marketable securities                                                                84,395          124,358
   Trade receivables, less allowance for doubtful accounts of
     $70,000 in 2005 and $75,000 in 2004                                             1,906,838        1,642,904
   Inventories                                                                       1,746,123        2,201,282
   Prepaid expenses and other assets                                                    93,991           57,345
   Income taxes receivable                                                              15,423                0
   Deferred income taxes                                                               143,000          143,000
                                                                                 -------------    -------------
           Total current assets                                                      6,593,319        6,906,349
                                                                                 -------------    -------------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                                 1,499,418        1,466,898
   Machinery and equipment                                                           2,466,954        2,442,295
   Office equipment                                                                  1,226,591        1,239,811
   Vehicles                                                                            175,406          175,406
                                                                                 -------------    -------------
                                                                                     5,368,369        5,324,410
   Less accumulated depreciation                                                     4,443,933        4,295,580
                                                                                 -------------    -------------
                                                                                       924,436        1,028,830

INTANGIBLE ASSETS, less accumulated amortization of $122,287 in
   2005 and $109,728 in 2004                                                           288,286          292,349

DEFERRED INCOME TAXES                                                                   65,000           65,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES                                        450,790          197,460
                                                                                 -------------    -------------

                                                                                 $   8,321,831    $   8,489,988
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $     138,702    $     536,391
   Accrued compensation                                                                206,790          263,510
   Other accrued expenses                                                              229,933          245,702
   Income taxes payable                                                                  5,876           30,169
                                                                                 -------------    -------------
           Total current liabilities                                                   581,301        1,075,772
                                                                                 -------------    -------------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares;
       issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,934,447 shares in 2005 and 1,930,545
     in 2004                                                                           193,445          193,055
   Additional paid-in capital                                                        1,502,091        1,477,815
   Retained earnings                                                                 6,044,579        5,745,662
   Accumulated other comprehensive income (loss)                                           415           (2,316)
                                                                                 -------------    -------------
         Total stockholders' equity                                                  7,740,530        7,414,216
                                                                                 -------------    -------------
                                                                                 $   8,321,831    $   8,489,988
                                                                                 =============    =============

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE MONTHS                    SIX MONTHS
                                                   ENDED JUNE 30                  ENDED JUNE 30
                                           ----------------------------    ----------------------------
                                              2005            2004              2005          2004
                                           ------------    ------------    ------------    ------------
NET SALES                                  $  3,741,995    $  3,683,415    $  7,070,522    $  7,066,213

COSTS AND EXPENSES:
   Cost of goods sold                         2,104,290       1,992,264       4,034,934       3,880,344
   Selling, general, and administrative       1,093,224       1,187,869       2,331,378       2,316,325
   Research and development                     160,810         144,210         315,713         294,730
                                           ------------    ------------    ------------    ------------
                                              3,358,324       3,324,343       6,682,025       6,491,399
                                           ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                          383,671         359,072         388,497         574,814

INTEREST INCOME                                  15,259          11,996          25,199          15,879
                                           ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                      398,930         371,068         413,696         590,693

INCOME TAX EXPENSE                              123,668          96,655         114,779         155,622
                                           ------------    ------------    ------------    ------------

NET INCOME                                 $    275,262    $    274,413    $    298,917    $    435,071
                                           ============    ============    ============    ============
EARNINGS PER COMMON SHARE:
   Basic                                   $       0.14    $       0.14    $       0.15    $       0.23
                                           ============    ============    ============    ============

   Diluted                                 $       0.14    $       0.14    $       0.15    $       0.22
                                           ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING :
   Basic                                      1,941,696       1,906,869       1,939,450       1,892,504
                                           ============    ============    ============    ============

   Diluted                                    1,964,166       2,016,595       1,964,218       2,004,158
                                           ============    ============    ============    ============

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS
                                                             ENDED JUNE 30
                                                   -------------------------------
                                                       2005              2004
                                                   -------------     -------------
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                      $     298,917     $     435,071
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation                                        148,353           175,924
     Amortization                                         21,831            14,213
     Tax benefit from stock option exercise               11,451                 -
     Changes in working capital components:
         Trade receivables                              (263,934)         (156,479)
         Inventories                                     455,159          (154,067)
         Prepaid expenses and other assets               (36,646)          (52,108)
         Income taxes receivable                         (15,423)                -
         Accounts payable                               (397,689)          292,202
         Accrued liabilities                             (72,489)           25,425
         Income taxes payable                            (24,293)          (81,330)
                                                   -------------     -------------
           Net cash provided by
              operating activities                       125,237           498,851
                                                   -------------     -------------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                    (43,959)         (168,528)
   Purchase of intangible                                (17,768)           (3,742)
   Purchase of non-marketable equity securities         (253,330)                -
   Proceeds from sales of marketable securities           42,695            76,628
                                                   -------------     -------------
           Net cash used in investing
                 activities                             (272,362)          (95,643)
                                                   -------------     -------------

CASH FLOWS FROM FINANCING
     ACTIVITIES:

   Proceeds from exercise of stock options               128,878           165,736
   Redemption of common stock                           (115,664)                -
                                                   -------------     -------------
              Net cash provided by financing
                  activities                              13,214           165,736
                                                   -------------     -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (133,911)          568,944

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 2,737,460         1,507,794
                                                   -------------     -------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $   2,603,549     $   2,076,738
                                                   =============     =============
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid                             $     143,043     $     236,388
                                                   =============     =============

See notes to financial statements.

                               IKONICS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      The balance sheet of IKONICS Corporation (the "Company") as of June 30, 2005, and the related statements of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004, have been prepared without being audited.

      In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2005, and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Inventory

      The major components of inventory are as follows:

                          June 30, 2005     Dec 31, 2004
                          -------------     -------------
Raw materials             $   1,012,497     $   1,260,457
Work-in-progress                251,241           268,419
Finished goods                  901,477         1,019,952
Reduction to LIFO cost         (419,092)         (347,546)
                          -------------     -------------

Total Inventory           $   1,746,123     $   2,201,282
                          =============     =============

3.    Earnings Per Common Share (EPS)

      Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

      Shares used in the calculation of diluted EPS are summarized below:

                                                                          Three Months Ended
                                                                    Jun 30, 2005     Jun 30, 2004
                                                                    -------------    ------------
Weighted average common shares outstanding                              1,941,696       1,906,869
Dilutive effect of stock options                                           22,470         109,726
                                                                        ---------       ---------
Weighted average common and common equivalent shares outstanding        1,964,166       2,016,595
                                                                        =========       =========

                                                                          Six Months Ended
                                                                    Jun 30, 2005     Jun 30, 2004
                                                                    ------------     ------------
Weighted average common shares outstanding                             1,939,450        1,892,504
Dilutive effect of stock options                                          24,768          111,654
                                                                       ---------        ---------
Weighted average common and common equivalent shares outstanding       1,964,218        2,004,158
                                                                       =========        =========

      Options to purchase 174,975 and 211,918 shares of common stock were outstanding as of June 30, 2005 and 2004, respectively.

4.    Stock-Based Compensation Plan

      The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share had compensation cost for the stock-based compensation plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                  Three Months Ended                Six Months Ended
                                               June 30,        June 30,         June 30,         June 30,
                                                 2005            2004             2005             2004
                                            -------------    -------------    -------------    -------------
Net income:

 As reported                                $     275,262    $     274,413    $     298,917    $     435,071

 Deduct total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of tax                                         6,693            5,890           10,607           14,755
                                            -------------    -------------    -------------    -------------
 Pro forma                                  $     268,569    $     268,523    $     288,310    $     420,316
                                            =============    =============    =============    =============

Basic earnings per share:
 As reported                                $        0.14    $        0.14    $        0.15    $        0.23
 Pro forma                                  $        0.14    $        0.14    $        0.15    $        0.22

Diluted earnings per share:
 As reported                                $        0.14    $        0.14    $        0.15    $        0.22
 Pro forma                                  $        0.14    $        0.13    $        0.15    $        0.21

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

5.    Comprehensive income

      Comprehensive income includes unrealized gains and losses on the Company's available for sale marketable securities. Total comprehensive income was $275,461 and $275,231 for the three months ended June 30, 2005 and 2004, respectively. Total comprehensive income was $301,648 and $439,892 for the six months ended June 30, 2005 and 2004, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 2005, the six months ended June 30, 2005 and the same periods of 2004. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

      - The Company's expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses or by other unexpected events affecting the Company's financial position.

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

      Deferred Tax Assets. At June 30, 2005, the Company had approximately $208,000 of net deferred tax assets. The net deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining net deferred tax assets reflected on the balance sheet will be realized and that an additional valuation allowance for such assets is not currently required.

      Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2004

      Sales. The Company realized 2% sales growth during the second quarter of 2005 with sales of $3.74 million, compared to $3.68 million in sales during the same period in 2004. Strong domestic sales were partially offset by weaker international sales. Increased domestic sales resulted from growth in certain product groups and sales generated by the Company's new product line, IkonSign Etch. International sales have been slowed by softer European economic conditions.

      Cost of Goods Sold. Cost of goods sold during the second quarter of 2005 was $2.1 million, or 56.2% of sales, compared to $2.0 million, or 54.1% of sales, during the same period in 2004. The increase in the cost of sales in the second quarter of 2005 as a percentage of sales reflects a slightly less favorable product mix, raw material price increases and increased transportation costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.1 million, or 29.2% of sales, in the second quarter of 2005, from $1.2 million, or 32.3% of sales, for the same period in 2004. The 2005 second quarter decrease reflects lower professional service and promotional expenses.

      Research and Development Expenses. Research and development expenses during the second quarter of 2005 were $161,000, or 4.3% of sales, versus $144,000, or 3.9% of sales, for the same period in 2004. The increase is due to the higher legal and patent related expenses and additional research and development staff.

      Interest Income. Interest income for the second quarter of 2005 was $15,000 compared to $12,000 for the same period in 2004. The interest income increase is due to an increase in interest rates and a larger investment balance. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

      Income Taxes. Income taxes were $124,000, or an effective rate of 31%, during the second quarter of 2004, versus income taxes of $97,000, or an effective rate of 26%, for the second quarter of 2004. The higher effective tax rate during the second quarter of 2005 relates to a decrease in the level of tax benefits from the extraterritorial income exclusion on foreign sales as it begins to phase out in 2005 and lower foreign sales compared to 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

      Sales. The Company's sales of $7.1 million during the first six months of 2005 were flat as compared to the same period in 2004. Sales growth of 5% in the domestic market was driven by the new IkonSign Etch product line and certain product groups. The stronger domestic sales were offset by weaker international sales. International sales were down 9% from 2004 due to slower economic activity in Europe and Asian markets.

      Cost of Goods Sold. Cost of goods sold during the first half of 2005 was $4.0 million, or 57.1% of sales, compared to $3.9 million, or 54.9% of sales, during the same period in 2004. The increase in the cost of sales in the first six months of 2005 as a percentage of sales reflects a slightly less favorable product mix, raw material price increases and increased transportation costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first half of 2005 were $2.3 million, or 32.9% of sales compared to $2.3 million, or 32.8% of sales, for the same period in 2004. Increased expenses during the first quarter of 2005 related to efforts to comply with the Sarbanes-Oxley Act and sales and marketing expenses for the new product lines were offset by lower professional service and promotional expenses in the second quarter of 2005 as compared to the same period in 2004.

      Research and Development Expenses. Research and development expenses during the first half of 2005 were $316,000, or 4.5% of sales, versus $295,000, or 4.2% of sales, for the same period in 2004. The increase is due to additional research and development staff and higher trial production costs.

      Interest Income. Interest income for the first half of 2005 was $25,000 compared to $16,000 for the same period in 2004. The interest income increase is due to an increase in interest rates and a larger investment balance. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

      Income Taxes. Income taxes were $115,000, or an effective rate of 28%, during the first half of 2005 compared to $156,000, or an effective rate of 26%, for the first half of 2004. The higher effective tax rate during the first six months of 2005 relates to a lower level of tax benefits during that period from the extraterritorial income exclusion on foreign sales as it begins to phase out in 2005 and lower foreign sales compared to 2004. The Company did lower its effective tax rate in 2005 with federal tax credits for research and development. During the first quarter of 2005, the Company performed a study of its research and development activities resulting in tax credits totaling $15,000. The tax credits resulted in a net income tax benefit during the period of $9,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

      Cash and cash equivalents were $2,604,000 and $2,077,000 at June 30, 2005 and 2004, respectively. The Company generated $125,000 in cash from operating activities during the six months ended June 30, 2005, compared to generating $499,000 in cash from operating activities during the six month period ending June 30, 2004. The decrease in cash provided by operating activities is primarily due to lower net income and unfavorable changes in working capital components. Cash provided by operating activities is primarily the result of adjusting net income for depreciation, amortization, other similar non-cash charges, and certain changes in working capital components.

      During the first six months of 2005, trade receivables increased by $264,000. The increase in receivables was driven by higher domestic sales during the later part of the second quarter. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $455,000 due to decreased raw materials and finished goods for the Company's Accuart and Accublack products. Prepaid expenses and other assets increased $37,000 reflecting the timing of annual insurance premiums. Accounts payable decreased $398,000, reflecting timing of payments for inventory to suppliers. Accrued expenses decreased $72,000 due to the timing of compensation payments. Income taxes payable decreased $24,000 due to the payment of 2004 taxes during the first half of 2005.

      The Company used $272,000 and $96,000, in cash for investing activities during the six months ended June 30, 2005 and 2004, respectively. During the first six months of 2005, the Company invested $253,000 in Imaging Technology International ("iTi") to acquire 36,496 shares and warrants to purchase an additional 33,333 shares of iTi. iTi is a leader in the development of industrial production systems based on ink jet technology and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for a wide variety of industrial printing processes. The Company also purchased $44,000 in plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities. The Company also incurred $18,000 in patent application costs that it records as an asset and amortizes upon successful completion of the application process. The Company received $43,000 during the first six months of 2005 from the sale of marketable securities. During the first six months of 2004, the Company purchased $169,000 in capital equipment and incurred $4,000 in patent application costs. The Company also received $77,000 from the sale of marketable securities during the first half of 2004.

      The Company realized $13,000 in cash from financing activities during the first of half of 2005 compared to $166,000 received in the first half of 2004. During the first six months of 2005, the Company received $129,000 for the issuance of 29,401 shares of common stock issued upon the exercise of stock options compared to $166,000 received during the first six months of 2004 for 42,052 shares of common stock issued upon the exercise of stock options. The Company repurchased 25,499 shares of common stock at a cost of $116,000 during the first half of 2005.

      A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended June 30, 2005 and there was no debt outstanding under this line as of June 30, 2005. The line of credit was also not utilized during 2004 and there were no borrowings outstanding under this line as of June 30, 2004.

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

CAPITAL EXPENDITURES

      As discussed above, during the six months ended June 30, 2005, the Company spent $44,000 on capital expenditures. This spending consisted of plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities.

      Plans for additional capital expenditures of approximately $100,000 during the remainder of 2005 include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control. Total 2005 planned expenditures are expected to be less than 2004 capital expenditures and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

      The Company markets its products to customers in approximately 83 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales for the three months ended June 30, 2005 and 33% of total sales for the three months ended June 30, 2004. Sales to foreign markets were 30% for the six months ended June 30, 2005 and 33% for the same period in 2004. Foreign sales in 2005 reflect lower European sales due to weaker economic conditions and weaker sales in certain Asian countries. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world and are made primarily in dollars and Euros. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

      Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars or Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 2005.

FUTURE OUTLOOK

      IKONICS has invested on average over 4% of its sales dollars for the past several years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

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

            None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES (1)

                                                                                      (c) TOTAL NUMBER OF   (d) MAXIMUM NUMBER OF
                                                                                      SHARES PURCHASED AS      SHARES THAT MAY
                                                                                        PART OF PUBLICLY    YET BE PURCHASED UNDER
                                            (a) TOTAL NUMBER OF   (b) AVERAGE PRICE   ANNOUNCED PLANS          THE PLANS OR
                                             SHARES PURCHASED       PAID PER SHARE      OR PROGRAMS              PROGRAMS
                                            -------------------   -----------------   -------------------   ----------------------
April 1, 2005 through April 30, 2005....          10,000             $     4.60             10,000                   65,506
May 1, 2005 through May 31, 2005........          10,299             $     4.44             10,299                   55,207
June 1, 2005 through June 30, 2005......           5,200             $     4.60              5,200                   50,007
                                                  ------                                    ------
                                                  25,499             $     4.54             25,499
                                                  ======                                    ======

---------------
(1) In February 2005, the Company's Board of Directors renewed its approval of a stock repurchase program originally approved June 15, 2000 for the purchase of 75,000 shares of common stock and November 28, 2001 for the purchase of an additional 75,000 shares of common stock. At the time of the renewal, a total of 74,494 shares of common stock had been purchased under this program. The repurchase program allows the Company from time to time to purchase up to an aggregate of 150,000 shares of the Company's common stock in the open market or through negotiated transactions.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting was held on April 28, 2005. The shareholders took the following actions:

      The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                     Votes For       Votes Withheld
                                     ---------       --------------
Charles H. Andresen                  1,753,547           12,350
David O. Harris                      1,759,622            6,275
Gerald W. Simonson                   1,759,622            6,275
William C. Ulland                    1,747,782           18,115
Rondi Erickson                       1,753,547           12,350
H. Leigh Severance                   1,758,922            6,978

      The shareholders elected to ratify the selection of McGladrey & Pullen, LLP as IKONICS Corporation's independent registered public accounting firm for the year ending December 31, 2005. The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of McGladrey & Pullen, LLP.

                                             Broker
Votes For     Votes Against     Abstain     Non-Votes
---------     -------------     -------     ---------
1,762,997           0            2,900          0

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS

      The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005:

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

------------------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                               IKONICS CORPORATION

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IKONICS CORPORATION

DATE: August 10, 2005                     By: /s/ Jon Gerlach
                                             ----------------------------------
                                             Jon Gerlach,
                                               Chief Financial Officer, and
                                               Vice President of Finance

                                INDEX TO EXHIBITS

Exhibit                                  Description                                     Page
-------                                  -----------                                     ----
3.1         Restated Articles of Incorporation of Company, as amended...........  Incorporated by reference

3.2         By-Laws of the Company, as amended..................................  Incorporated by reference

31.1        Rule 13a-14(a)/15d-14(a) Certifications of CEO......................  Filed Electronically

31.2        Rule 13a-14(a)/15d-14(a) Certifications of CFO......................  Filed Electronically

32          Section 1350 Certifications.........................................  Filed Electronically