Form 10QSB
period 2005-09-30
IKONICS CORP
filed 2005-11-14
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended September 30, 2005

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

Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,950,192 shares outstanding as of October 28, 2005.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets as of September 30, 2005 (unaudited) and
        December 31, 2004                                                   3

        Statements of Operations for the Three Months and Nine
        Months Ended September 30, 2005 and 2004 (unaudited)                4

        Statements of Cash Flows for the Nine Months Ended
        September 30, 2005 and 2004 (unaudited)                             5

        Condensed Notes to Financial Statements (unaudited)                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9

Item 3. Controls and Procedures                                            14

PART II. OTHER INFORMATION                                                 15

        SIGNATURES                                                         17

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                                          SEPTEMBER 30
                                                                              2005       DECEMBER 31
                                                                           (UNAUDITED)       2004
                                                                          ------------   -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $3,064,082    $2,737,460
   Marketable securities                                                       84,609       124,358
   Trade receivables, less allowance for doubtful accounts of
      $60,000 in 2005 and $75,000 in 2004                                   1,817,585     1,642,904
   Inventories                                                              2,186,778     2,201,282
   Prepaid expenses and other assets                                           77,814        57,345
   Deferred income taxes                                                      143,000       143,000
                                                                           ----------    ----------
         Total current assets                                               7,373,868     6,906,349
                                                                           ----------    ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,499,418     1,466,898
   Machinery and equipment                                                  2,468,501     2,442,295
   Office equipment                                                         1,229,082     1,239,811
   Vehicles                                                                   176,347       175,406
                                                                           ----------    ----------
                                                                            5,373,348     5,324,410
   Less accumulated depreciation                                            4,473,846     4,295,580
                                                                           ----------    ----------
                                                                              899,502     1,028,830
                                                                           ----------    ----------
INTANGIBLE ASSETS, less accumulated amortization of $128,465 in
   2005 and $109,728 in 2004                                                  304,035       292,349

DEFERRED INCOME TAXES                                                          65,000        65,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES                               450,790       197,460
                                                                           ----------    ----------
                                                                           $9,093,194    $8,489,988
                                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  534,173    $  536,391
   Accrued compensation                                                       192,714       263,510
   Other accrued expenses                                                     216,393       245,702
   Income taxes payable                                                        65,427        30,169
                                                                           ----------    ----------
         Total current liabilities                                          1,008,707     1,075,772
                                                                           ----------    ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,948,197 shares in 2005 and
      1,930,545 shares in 2004                                                194,820       193,055
   Additional paid-in capital                                               1,556,995     1,477,815
   Retained earnings                                                        6,332,043     5,745,662
   Accumulated other comprehensive income (loss)                                  629        (2,316)
                                                                           ----------    ----------
         Total stockholders' equity                                         8,084,487     7,414,216
                                                                           ----------    ----------
                                                                           $9,093,194    $8,489,988
                                                                           ==========    ==========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS               NINE MONTHS
                                             ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                          -----------------------   -------------------------
                                             2005         2004          2005          2004
                                          ----------   ----------   -----------   -----------
NET SALES                                 $3,462,253   $3,324,135   $10,532,775   $10,390,348

COSTS AND EXPENSES:
   Cost of goods sold                      1,877,244    1,844,447     5,912,178     5,724,791
   Selling, general, and administrative    1,028,592    1,073,879     3,359,970     3,390,204
   Research and development                  154,821      136,060       470,534       430,790
                                          ----------   ----------   -----------   -----------
                                           3,060,657    3,054,386     9,742,682     9,545,785
                                          ----------   ----------   -----------   -----------
INCOME FROM OPERATIONS                       401,596      269,749       790,093       844,563
INTEREST INCOME                               15,018        9,158        40,217        25,037
                                          ----------   ----------   -----------   -----------
INCOME BEFORE INCOME TAXES                   416,614      278,907       830,310       869,600
INCOME TAX EXPENSE                           129,150       73,672       243,929       229,294
                                          ----------   ----------   -----------   -----------
NET INCOME                                $  287,464   $  205,235   $   586,381   $   640,306
                                          ==========   ==========   ===========   ===========
EARNINGS PER COMMON SHARE:
   Basic                                  $     0.15   $     0.11   $      0.30   $      0.34
                                          ==========   ==========   ===========   ===========
   Diluted                                $     0.14   $     0.10   $      0.30   $      0.32
                                          ==========   ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                   1,941,962    1,910,851     1,937,764     1,901,140
                                          ==========   ==========   ===========   ===========
   Diluted                                 1,986,033    2,014,707     1,980,151     2,008,202
                                          ==========   ==========   ===========   ===========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS
                                                     ENDED SEPTEMBER 30
                                                  -----------------------
                                                     2005         2004
                                                  ----------   ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                     $  586,381   $  640,306
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                   208,141      261,863
      Amortization                                    33,342       21,320
      Tax benefit from stock option exercise          25,850           --
      Changes in working capital components:
         Trade receivables                          (174,681)      67,454
         Inventories                                  14,504     (228,191)
         Prepaid expenses and other assets           (20,469)      11,571
         Accounts payable                             (2,218)     246,835
         Accrued liabilities                        (100,105)     112,665
         Income taxes payable                         35,258      (54,558)
                                                  ----------   ----------
            Net cash provided by
               operating activities                  606,004    1,079,265
                                                  ----------   ----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and equipment                (84,147)    (226,988)
   Purchase of intangibles                           (39,693)      (4,331)
   Purchase of non-marketable equity securities     (253,330)          --
   Proceeds from sales of marketable securities       42,694       78,909
                                                  ----------   ----------
            Net cash used in investing
               activities                           (334,476)    (152,410)
                                                  ----------   ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from exercise of stock options           170,758      182,372
   Redemption of common stock                       (115,664)          --
                                                  ----------   ----------
            Net cash provided by financing
               activities                             55,094      182,372
                                                  ----------   ----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                  326,622    1,109,227

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             2,737,460    1,507,794
                                                  ----------   ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $3,064,082   $2,617,021
                                                  ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
   Income taxes paid                              $  198,242   $  283,288
                                                  ==========   ==========

See condensed notes to financial statements.

                               IKONICS CORPORATION

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The balance sheet of IKONICS Corporation (the "Company") as of September 30, 2005, and the related statements of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004, have been prepared without being audited.

     In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2005, and the results of operations and cash flows for all periods presented.

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

2.   Inventory

     The major components of inventory are as follows:

                         Sep 30, 2005   Dec 31, 2004
                         ------------   ------------
Raw materials             $1,394,616     $1,260,457
Work-in-progress             249,291        268,419
Finished goods             1,024,644      1,019,952
Reduction to LIFO cost      (481,773)      (347,546)
                          ----------     ----------
Total Inventory           $2,186,778     $2,201,282
                          ==========     ==========

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

     Shares used in the calculation of diluted EPS are summarized below:

                                                                        Three Months Ended
                                                                   ---------------------------
                                                                   Sep 30, 2005   Sep 30, 2004
                                                                   ------------   ------------
Weighted average common shares outstanding                           1,941,962      1,910,851
Dilutive effect of stock options                                        44,071        103,856
                                                                     ---------      ---------
Weighted average common and common equivalent shares outstanding     1,986,033      2,014,707
                                                                     =========      =========

                                                                        Nine Months Ended
                                                                   ---------------------------
                                                                   Sep 30, 2005   Sep 30, 2004
                                                                   ------------   ------------
Weighted average common shares outstanding                           1,937,764      1,901,140
Dilutive effect of stock options                                        42,387        107,062
                                                                     ---------      ---------
Weighted average common and common equivalent shares outstanding     1,980,151      2,008,202
                                                                     =========      =========

     Options to purchase 145,625 and 207,052 shares of common stock were outstanding as of September 30, 2005 and 2004, respectively.

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

                                              Three Months Ended    Nine Months Ended
                                             -------------------   -------------------
                                              Sep 30,    Sep 30,    Sep 30,    Sep 30,
                                               2005       2004       2005       2004
                                             --------   --------   --------   --------
Net income:
   As reported                               $287,464   $205,235   $586,381   $640,306

   Deduct total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of tax                                   5,304      7,377     15,911     22,132
                                             --------   --------   --------   --------
   Pro forma                                 $282,160   $197,858   $570,470   $618,174
                                             ========   ========   ========   ========

Basic earnings per share:
   As reported                               $   0.15   $   0.11   $   0.30   $   0.34
   Pro forma                                 $   0.15   $   0.10   $   0.29   $   0.33

Diluted earnings per share:
   As reported                               $   0.14   $   0.10   $   0.30   $   0.32
   Pro forma                                 $   0.14   $   0.10   $   0.29   $   0.31

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

6.   Comprehensive income

     Comprehensive income includes unrealized gains and losses on the Company's available for sale marketable securities. Total comprehensive income was $287,678 and $207,459 for the three months ended September 2005 and 2004, respectively. Total comprehensive income was $589,326 and $647,351 for the nine months ended September 30, 2005 and 2004, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2005, the nine months ended September 30, 2005 and the same periods of 2004. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

     Deferred Tax Assets. At September 30, 2005, the Company had approximately $208,000 of net deferred tax assets. The net deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $46,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining net deferred tax assets reflected on the balance sheet will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

     Sales. The Company realized 4% sales growth during the third quarter of 2005 with sales of $3.5 million, compared to $3.3 million in sales during the same period in 2004. The sales growth was driven by increased domestic shipments across various product lines.

     Cost of Goods Sold. Cost of goods sold during the third quarter of 2005 was $1.9 million, or 54.2% of sales, compared to $1.8 million, or 55.5% of sales, during the same period in 2004. The decrease in the cost of sales in the third quarter of 2005 as a percentage of sales reflects a more favorable product mix partially offset by raw material price increases and increased transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.0 million, or 29.7% of sales, in the third quarter of 2005, from $1.1 million, or 32.3% of sales, for the same period in 2004. The 2005 third quarter decrease reflects lower promotional and travel expenses.

     Research and Development Expenses. Research and development expenses during the third quarter of 2005 were $155,000, or 4.5% of sales, versus $136,000, or 4.1% of sales, for the same period in 2004. The increase is due to additional research and development staff and higher trial production expenses.

     Interest Income. Interest income for the third quarter of 2005 was $15,000 compared to $9,000 for the same period in 2004. The interest income increase is due to an increase in interest rates and a larger investment balance. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

     Income Taxes. Income taxes were $129,000, or an effective rate of 31%, during the third quarter of 2005, versus income taxes of $74,000, or an effective rate of 26%, for the third quarter of 2004. The higher effective tax rate during the third quarter of 2005 relates to a decrease in the level of tax benefits from the extraterritorial income exclusion on foreign sales as it begins to phase out in 2005 and lower foreign sales compared to 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

     Sales. The Company's sales grew by 1% during the first nine months of 2005 compared to the same period in 2004. Sales during the first nine months of 2005 were $10.5 million compared to $10.4 million during the first nine months of 2004. The growth was driven by increases in domestic shipments partially offset by lower export sales.

     Cost of Goods Sold. Cost of goods sold during the first half of 2005 was $5.9 million, or 56.1% of sales, compared to $5.7 million, or 55.1% of sales, during the same period in 2004. The increase in the cost of sales in the first nine months of 2005 as a percentage of sales reflects raw material price increases and increased transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first nine months of 2005 were $3.4 million, or 31.9% of sales compared to $3.4 million, or 32.6% of sales, for the same period in 2004. Increased expenses related to efforts to comply with the Sarbanes-Oxley Act and sales and marketing expenses for new product lines were offset by lower professional service and promotional expenses during the first nine months of 2005 as compared to the same period in 2004.

     Research and Development Expenses. Research and development expenses during the nine months of 2005 were $471,000, or 4.5% of sales, versus $431,000, or 4.1% of sales, for the same period in 2004. The increase is due to additional research and development staff and higher trial production and legal expenses.

     Interest Income. Interest income for the first nine months of 2005 was $40,000 compared to $25,000 for the same period in 2004. The interest income increase is due to an increase in interest rates and a larger investment balance. Interest is earned primarily from government obligation revenue bonds of various municipalities and school districts.

     Income Taxes. Income taxes were $244,000, or an effective rate of 29%, during the nine months of 2005 compared to $229,000, or an effective rate of 26%, for the first nine months of 2004. The higher effective tax rate during the first nine months of 2005 relates to a lower level of tax benefits during that period from the extraterritorial income exclusion on foreign sales as it begins to phase out in 2005 and lower foreign sales compared to 2004. The increase was partially offset by federal tax credits for research and development. During the first quarter of 2005, the Company performed a study of its research and development activities resulting in tax credits totaling $15,000. The tax credits resulted in a net income tax benefit during the period of $9,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $3,064,000 and $2,617,000 at September 30, 2005 and 2004, respectively. The Company generated $606,000 in cash from operating activities during the nine months ended September 30, 2005, compared to generating $1,079,000 in cash from operating activities during the nine month period ended September 30, 2004. The decrease in cash provided by operating activities is primarily due to lower net income and unfavorable changes in working capital components. Cash provided by operating activities is primarily the result of adjusting net income for depreciation, amortization, other similar non-cash charges, and certain changes in working capital components.

     During the first nine months of 2005, trade receivables increased by $175,000. The increase in receivables was driven by higher domestic sales during the later part of the third quarter. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels remain relatively flat with the beginning of the year. Prepaid expenses and other assets increased $20,000 reflecting the timing of annual insurance premiums. Accrued expenses decreased $100,000 due to the timing of compensation payments. The $35,000 income taxes payable increase reflects the timing of estimated 2005 tax payments compared to 2005 calculated tax liability.

     The Company used $334,000 and $152,000, in cash for investing activities during the nine months ended September 30, 2005 and 2004, respectively. During the first nine months of 2005, the Company invested $253,000 in Imaging Technology International ("iTi") to acquire 36,496 shares and warrants to purchase an additional 33,333 shares of iTi. At the time of the acquisition, the 36,496 shares represented 3.6% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on ink jet technology and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for a wide variety of industrial printing processes. The Company had $84,000 of fixed asset purchases during the first nine months of 2005. The purchases were comprised of plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities and an automobile. The Company also incurred $40,000 in patent application costs that it records as an asset and amortizes upon successful completion of the application process. The Company received $43,000 during the first nine months of 2005 from the sale of marketable securities. During the first nine months of 2004, the Company purchased $227,000 in capital equipment and incurred $4,000 in patent application costs. The Company also received $79,000 from the sale of marketable securities during the first nine months of 2004.

     The Company realized $55,000 in cash from financing activities during the first nine months of 2005 compared to $182,000 received in the same period of 2004. During the first nine months of 2005, the Company received $171,000 for the issuance of 43,151 shares of common stock issued upon the exercise of stock options compared to $182,000 received during the first nine months of 2004 for 47,477 shares of common stock issued upon the exercise of stock options. The Company repurchased 25,499 shares of common stock at a cost of $116,000 during the first nine months of 2005.

     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended September 30, 2005 and there was no debt outstanding under this line as of September 30, 2005. The line of credit was also not utilized during 2004 and there were no borrowings outstanding under this line as of September 30, 2004.

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

CAPITAL EXPENDITURES

     As discussed above, during the nine months ended September 30, 2005, the Company spent $84,000 on capital expenditures. This spending consisted of plant equipment upgrades to improve efficiency and safety, reduce operating costs, and update facilities and an automobile.

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

INTERNATIONAL ACTIVITY

     The Company markets its products to customers in approximately 83 countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 29% of total sales for the three months ended September 30, 2005 and 31% of total sales for the three months ended September 30, 2004. Sales to foreign markets were 29% for the nine months ended September 30, 2005 and 32% for the same period in 2004. Foreign sales in 2005 reflect lower European sales due to weaker economic conditions and weaker sales in certain Asian countries. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world and are made primarily in dollars and Euros. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     Substantially all of the Company's foreign transactions are negotiated, invoiced and paid in U.S. dollars or Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2005.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company did not purchase shares of its equity securities during the third quarter of 2005. A total of 50,007 shares of Common Stock may yet be purchased under the repurchase program approved by the Company's Board of Directors in February 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005:

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

----------
(1) Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                               IKONICS CORPORATION

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IKONICS CORPORATION


Date: November 14, 2005                 By: /s/ Jon Gerlach
                                            ------------------------------------
                                            Jon Gerlach,
                                            Chief Financial Officer, and
                                            Vice President of Finance

                                INDEX TO EXHIBITS

Exhibit                            Description                                      Page
-------                            -----------                                      ----
3.1       Restated Articles of Incorporation of Company, as amended...   Incorporated by reference
3.2       By-Laws of the Company, as amended..........................   Incorporated by reference
31.1      Rule 13a-14(a)/15d-14(a) Certifications of CEO..............   Filed Electronically
31.2      Rule 13a-14(a)/15d-14(a) Certifications of CFO..............   Filed Electronically
32        Section 1350 Certifications.................................   Filed Electronically