Form 10KSB
period 2005-12-31
IKONICS CORP
filed 2006-03-21
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

                                       or

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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The issuer's revenues for its most recent fiscal year were: $13,971,217

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2006 was $14,749,407, based on the closing price for the issuer's Common Stock on such date as reported on the Nasdaq SmallCap Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,970,792 issued and outstanding as of February 28, 2006.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IKONICS Corporation ("IKONICS" or the "Company") was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light-sensitive liquid coatings ("emulsions") and films, and distributes ink jet receptive films for commercial and industrial applications in the United States and abroad. The Company also markets ancillary chemicals, equipment and other consumables to provide a full line of products and services to its customers. The Company's products serve the screen printing and abrasive etching markets. The screen printing products represent the Company's largest product line. These products are used by screen printers to create stencil images. These images produce basic designs for fabric decoration and product identification, as well as complex designs for compact discs and electronic circuits. The abrasive etching products are used by consumers to create architectural glass, art pieces and awards, and in various industrial applications. The Company also sells a line of ink jet receptive films used for the creation of photopositives and photonegatives. In 2004, the Company launched two new product lines. The first, called IKONSign Etch, markets a complete system that allows customers the ability to easily produce a broad array of high quality sign products at a low cost. In 2005, the Company continued to develop new products and distribution channels for IKONSign Etch. The second launch in 2004, called IKONImage planned to use the Company's technology and low cost etching services to bring unique products to market and to provide low cost etching services for the Company's customers. During 2005, the market for this service did not develop as expected and the Company determined that IKONImage was no longer a viable business model. Thus, IKONImage was terminated. During 2006, the Company launched a new division called IKONICS Industrial. IKONICS Industrial offers imaging technology to industrial markets.

PRODUCTS

     IKONICS' core technology is the use of photochemicals to create and transfer images. This technology is similar to photographic film technology except that the Company uses organic polymers or natural protein rather than silver to make the product photo-reactive ("light sensitive"). The products IKONICS targets at the screen printing industry are light-sensitive films and light-sensitive emulsions used by customers to create an image on a printing screen; the equivalent of a printing plate in other types of printing processes. In the abrasive etching market, the Company's products are also films and emulsions. These products are used to create a stencil by decorators of glass and other hard surfaces, including crystal, marble, metals, wood, stone and plastics. The stencil is applied directly to the article to be decorated by the sand blasting process through a self-adhesive feature or with a separate adhesive. The open areas of the stencil permit the sand blast grit to erode the surface while the closed areas of the stencil repel the sand blast grit, protecting areas of the surface being decorated.

     All of IKONICS' light sensitive products are sensitive to ultraviolet radiation. The Company uses different chemicals to create sensitivity to light, including a molecule which it developed internally and patented.

DISTRIBUTION

     The Company currently has approximately 180 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.

     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2005, no one customer accounted for more than 10% of revenues.

QUALITY CONTROL IN MANUFACTURING

     In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997, 2000 and 2003. IKONICS' quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers' needs.

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

     IKONICS spent 4.6% of sales ($642,000) on research and development in 2005 and 4.2% ($575,000) in 2004. In its research program, IKONICS has developed unique light-sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2006 and 2020. The Company also has nine United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within IKONICS, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees and confidentiality agreements with vendors. In its product development program, IKONICS is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of IKONICS products for different climatic zones.

     In addition to its patents, the Company has various trademarks including the "IKONICS," "Chromaline," "PhotoBrasive," "Accuart," and "Nichols" trademarks.

RAW MATERIALS

     The primary raw materials used by IKONICS in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water. The purchasing staff at the Company's headquarters leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets. IKONICS' involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost. The Company has a number of suppliers for its operations. Some suppliers provide a significant amount of key raw materials to the Company, but the Company believes alternative sources are available for most materials. For those raw materials where an alternative source is not readily available, the Company is developing contingency raw material replacement plans. To date, there have been no significant shortages of raw materials. The Company believes it has good supplier relations.

COMPETITION

     The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. Though the screen printing market is much larger than the decorative sandblasting market, IKONICS commands significantly more market share in the latter. The Company is actively pursuing other markets where its image-transfer technology may offer significant value. IKONICS has two primary competitors in its screen printing film business, both of which are foreign-owned entities. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company's abrasive etching products has one significant competitor. IKONICS considers itself to be the leader in this market.

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

EMPLOYEES

     As of February 28, 2006, the Company had approximately 68 full-time employees, 64 of whom are located at the Company's headquarters in Duluth, Minnesota and four of whom are outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

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

                                            HIGH    LOW
                                           -----   -----
FISCAL YEAR ENDED DECEMBER 31, 2005:
   First Quarter........................   $7.35   $5.51
   Second Quarter.......................    7.00    4.20
   Third Quarter........................    6.99    4.95
   Fourth Quarter.......................    8.99    5.78

FISCAL YEAR ENDED DECEMBER 31, 2004:
   First Quarter........................   $8.30   $4.20
   Second Quarter.......................    7.67    4.48
   Third Quarter........................    7.00    5.06
   Fourth Quarter.......................    8.00    5.61

     As of February 28, 2006, the Company had approximately 729 shareholders. The Company has never declared or paid any dividends on its Common Stock.

     The Company did not purchase shares of its equity securities during the fourth quarter of 2005. A total of 50,007 shares of Common Stock may yet be purchased under the repurchase program approved by the Company's Board of Directors in February 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2005 and 2004 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2005 and 2004.

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

     - The Company's belief that international sales will rebound in 2006--This belief may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses, changes in purchase or sales terms, changes in the selling environment in foreign markets, changes in competitive conditions or other barriers to entry or expansion.

     - The Company's belief that costs related to Section 404 of the Sarbanes-Oxley Act of 2002 should be lower in 2006--This belief may be impacted by changes in law or regulation affecting the timing of the Company's required compliance with Section 404 or unanticipated barriers to such compliance resulting from the Company's internal controls or third party influences.

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

     Deferred Tax Assets. At December 31, 2005, the Company had approximately $160,000 of net deferred tax assets. The deferred tax assets result primarily due to timing differences in accrued expenses, inventory reserves, intangible assets and property and equipment. The Company has recorded a $27,000 valuation allowance to reserve for items that more likely than not will not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

     Sales. The Company's net sales increased 2.1% to $14.0 million in 2005, compared to net sales of $13.7 million in 2004. Growth in 2005 was due to increased domestic market penetration for certain film products. This domestic growth was partially offset by lower international sales. International sales were down by 4.1% as foreign competition in relation to pricing and products has intensified in key markets in both Asia and Europe. The Company looks for international sales to rebound in 2006 as new products are introduced and new markets are developed.

     Cost of Goods Sold. Cost of goods sold was $7.7 million, or 55.5% of sales, in 2005 and $7.6 million, or 55.2% of sales, in 2004. The increase in cost of goods sold reflects both raw material price increases as a large portion of IKONICS' raw materials are petroleum based products and increased transportation costs. The Company anticipates that raw material pricing will be more stable in 2006.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.4 million, or 31.3% of sales, in 2005 from $4.5 million, or 33.1% of sales, in 2004. The decrease was related to $125,000 of lower trade show expenses in 2005 due to efforts to streamline the Company's trade show presence, $30,000 less in deprecation expense and a $20,000 reduction in legal expenses. The Company also realized $40,000 in savings from reduced marketing activities in Southeast Asia. These savings were partially offset by $50,000 in additional costs for professional services as a result of efforts required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. Costs related to Section 404 of the Sarbanes-Oxley act of 2002 should be lower in 2006. The Company also incurred an additional $60,000 of marketing and advertising expenses related to IKONSign Etch and IKONImage.

     Research and Development Expenses. Research and development expenses were $642,000, or 4.6% of sales, in 2005 compared to $575,000, or 4.2% of sales, in 2004. The increase is due to additional research and development staff and higher trial production and legal expenses.

     Interest Income. Interest income increased to $58,000 in 2005, compared to $14,000 for 2004. The increase was primarily due to increased interest rates and a larger investment balance.

     Income Taxes. Income taxes were $348,000, or an effective rate of 27.7%, during 2005 compared to $273,000, or an effective rate of 26.5% in 2004. The higher effective tax rate during 2005 relates to a lower level of tax benefits during that period from the extraterritorial income exclusion on foreign sales as it began to phase out in 2005 and lower foreign sales compared to 2004. The increase was partially offset by federal tax credits for research and development.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $3,412,000 and $2,737,000 at December 31, 2005 and December 31, 2004, respectively. The Company generated $980,000 in cash from operating activities during 2005 compared to $1,262,000 of cash generated from operating activities during 2004. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, provision for doubtful accounts, and certain changes in working capital components discussed in the following paragraph.

     During 2005, trade receivables increased by $60,000. The increase in receivables reflects higher sales and a reduced allowance for doubtful accounts partially offset by improved collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased by $163,000, reflecting higher raw material levels primarily due to increased raw materials for the Company's Accuart and Accublack product lines to support sales growth. Accounts payable decreased by $98,000, reflecting the timing of payments to suppliers. Income taxes payable increased by $27,000 as a result of the timing of estimated 2005 tax payments compared to the calculated 2005 tax liability. Accrued expenses decreased by $12,000 due to a reduction in an estimated sales tax liability, partially offset by an increase in accrued compensation due to the timing of compensation payments.

     The Company used $423,000 and $255,000 in cash for investing activities during 2005 and 2004, respectively. During 2005, the Company invested $253,000 in Imaging Technology International ("iTi") to acquire 36,496 shares and warrants to purchase an additional 33,333 shares of iTi. At the time of the acquisition, the 36,496 shares represented 3.6% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on ink jet technology and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for a wide variety of industrial printing processes. The Company made $211,000 of property and equipment purchases during 2005. The purchases were comprised of plant and research equipment to improve efficiency and safety, reduce operating costs and update facilities, and two automobiles. The Company also incurred $12,000 in patent application costs that it recorded as an asset and amortizes upon successful completion of the application process. The Company received $43,000 during 2005 from the sale of marketable securities and $11,000 from the sale of automobiles.

     During 2004, the Company spent $270,000 on plant equipment upgrades to improve efficiency and safety, reduce operating costs and update facilities and on purchases of vehicles. Also during 2004, the Company exercised warrants for the purchase of 244,585 shares of Apprise Technologies for an aggregate exercise price of $85,000. The Company also incurred $9,000 in patent application costs and realized $108,000 from the sale of marketable securities.

     The Company realized $117,000 in cash from financing activities during 2005 compared to $223,000 received in 2004. During 2005, the Company received $233,000 for the issuance of 57,491 shares of common stock issued upon the exercise of stock options compared to $223,000 received during 2004 for 58,355 shares of common stock issued upon the exercise of stock options. The Company repurchased 25,499 shares of its common stock at a cost of $116,000 during 2005.

     A bank line of credit provides for borrowings of up to $1,250,000. Borrowings under this line of credit are collateralized by accounts receivable and inventory and bear interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the year and there were no borrowings outstanding as of December 31, 2005. The line of credit was also not utilized during 2004 and there were no borrowings outstanding under this line as of December 31, 2004.

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

CAPITAL EXPENDITURES

     The Company spent $211,000 on capital expenditures during 2005. This spending included plant and research equipment upgrades to improve efficiency and safety, reduce operating costs, update facilities and vehicles.

     Plans for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS' laboratory, and research and development to improve measurement and quality control processes. These commitments are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

     The Company markets its products to numerous countries in all regions of the world including North America, Europe, Latin America, and Asia. Foreign sales were approximately 29.4% of total sales during 2005 and 31.4% of total sales in 2004. Foreign sales in 2005 reflect increased competition in relation to pricing and products in both Asia and Europe. Fluctuations in certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2005.

FUTURE OUTLOOK

     IKONICS has invested on average over 4% of its sales dollars for the past few years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development, as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The statement will be effective for the Company's first quarter of 2006. The Company intends to apply the modified prospective method and estimates the effect of adopting this statement will be to reduce basic and diluted earnings per share amounts by approximately $0.01 for fiscal year 2006. The Company also expects to continue using the Black-Scholes pricing model as allowed under SFAS 123R.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). The provisions of SFAS 151 become effective for the Company for the first quarter of 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the valuation of the Company's inventory or operating results.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
IKONICS Corporation
Duluth, Minnesota

We have audited the balance sheets of IKONICS Corporation as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Duluth, Minnesota
January 20, 2006

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                                     2005         2004
                                                                  ----------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $3,412,072   $2,737,460
   Marketable securities                                              84,875      124,358
   Trade receivables, less allowance for doubtful accounts
      of $50,000 in 2005 and  $75,000 in 2004 (Note 10)            1,702,608    1,642,904
   Inventories (Notes 1 and 10)                                    2,364,056    2,201,282
   Prepaid expenses and other assets                                  65,747       57,345
   Deferred income taxes (Note 2)                                     99,000      143,000
                                                                  ----------   ----------
         Total current assets                                      7,728,358    6,906,349
                                                                  ----------   ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                               1,479,824    1,466,898
   Machinery and equipment                                         2,531,734    2,442,295
   Office equipment                                                1,280,149    1,239,811
   Vehicles                                                          174,803      175,406
                                                                  ----------   ----------
                                                                   5,466,510    5,324,410
   Less accumulated depreciation                                   4,514,945    4,295,580
                                                                  ----------   ----------
                                                                     951,565    1,028,830
                                                                  ----------   ----------
INTANGIBLE ASSETS, less accumulated amortization of $134,642 in
   2005 and $109,728 in 2004 (Note 3)                                279,086      292,349

DEFERRED INCOME TAXES (Note 2)                                        61,000       65,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES (Note 1)             450,790      197,460
                                                                  ----------   ----------
                                                                  $9,470,799   $8,489,988
                                                                  ==========   ==========

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                                              2005         2004
                                                           ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $  438,597   $  536,391
   Accrued compensation                                       279,042      263,510
   Other accrued expenses (Note 9)                            217,912      245,702
   Income taxes payable                                        56,743       30,169
                                                           ----------   ----------
      Total current liabilities                               992,294    1,075,772
                                                           ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized
      250,000 shares: issued none
   Common stock, par value $.10 per share; authorized
      4,750,000 shares: issued and outstanding 1,962,537
      shares in 2005 and 1,930,545 shares in 2004             196,254      193,055
   Additional paid-in capital                               1,721,119    1,477,815
   Retained earnings                                        6,560,236    5,745,662
   Accumulated other comprehensive income (loss)                  896       (2,316)
                                                           ----------   ----------
      Total stockholders' equity                            8,478,505    7,414,216
                                                           ----------   ----------
                                                           $9,470,799   $8,489,988
                                                           ==========   ==========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

                                              2005          2004
                                          -----------   -----------
NET SALES (Note 5)                        $13,971,217   $13,682,449

COSTS AND EXPENSES:
   Cost of goods sold                       7,748,707     7,556,713
   Selling, general and administrative      4,383,144     4,533,294
   Research and development                   641,622       575,065
                                          -----------   -----------
                                           12,773,473    12,665,072
                                          -----------   -----------
INCOME FROM OPERATIONS                      1,197,744     1,017,377
INTEREST INCOME                                58,425        13,974
                                          -----------   -----------
INCOME BEFORE INCOME TAXES                  1,256,169     1,031,351
FEDERAL AND STATE INCOME TAXES (Note 2)       348,000       273,000
                                          -----------   -----------
NET INCOME                                $   908,169   $   758,351
                                          ===========   ===========
EARNINGS PER COMMON SHARE:
   Basic                                  $      0.47   $     0.40
                                          ===========   ===========
   Diluted                                $      0.46   $     0.38
                                          ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
   ASSUMED OUTSTANDING:
   Basic                                    1,944,330     1,906,771
                                          ===========   ===========
   Diluted                                  1,986,885     1,982,814
                                          ===========   ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                    ACCUMULATED      TOTAL
                                                          COMMON STOCK     ADDITIONAL                  OTHER        STOCK-
                                                      -------------------    PAID-IN    RETAINED   COMPREHENSIVE   HOLDERS'
                                                        SHARES    AMOUNT     CAPITAL    EARNINGS   INCOME (LOSS)    EQUITY
                                                      ---------  --------  ----------  ----------  -------------  ----------
BALANCE AT DECEMBER 31, 2003                          1,872,190  $187,219  $1,207,083  $4,987,311    $(13,263)    $6,368,350
   Net income                                                --        --          --     758,351          --        758,351
   Unrealized gain on available-for-sale securities          --        --          --          --      10,947         10,947
                                                                                                                  ----------
      Total comprehensive income                             --        --          --          --          --        769,298
   Exercise of stock options                             58,355     5,836     217,100          --          --        222,936
   Tax benefit resulting from stock option exercises         --        --      53,632          --          --         53,632
                                                      ---------  --------  ----------  ----------    --------     ----------
BALANCE AT DECEMBER 31, 2004                          1,930,545   193,055   1,477,815   5,745,662      (2,316)     7,414,216
   Net income                                                --        --          --     908,169          --        908,169
   Unrealized gain on available-for-sale securities          --        --          --          --       3,212          3,212
                                                                                                                  ----------
      Total comprehensive income                             --        --          --          --          --        911,381
   Exercise of stock options                             57,491     5,749     227,042          --          --        232,791
   Common stock repurchased                             (25,499)   (2,550)    (19,519)    (93,595)         --       (115,664)
   Tax benefit resulting from stock option exercises         --        --      35,781          --          --         35,781
                                                      ---------  --------  ----------  ----------    --------     ----------
BALANCE AT DECEMBER 31, 2005                          1,962,537  $196,254  $1,721,119  $6,560,236    $    896     $8,478,505
                                                      =========  ========  ==========  ==========    ========     ==========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                           2005         2004
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  908,169   $  758,351
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                         269,549      351,418
      Amortization                                          24,914       24,574
      Loss on sale of vehicles                               7,992           --
      Deferred income taxes                                 48,000      (14,000)
      Tax benefit from stock option exercise                35,781       53,632
      Changes in working capital components:
         Trade receivables                                 (59,704)     216,576
         Inventories                                      (162,774)    (394,049)
         Prepaid expenses and other assets                  (8,402)      15,915
         Accounts payable                                  (97,794)     271,647
         Accrued expenses                                  (12,258)      74,388
         Income taxes payable                               26,574      (96,597)
                                                        ----------   ----------
            Net cash provided by operating activities      980,047    1,261,855
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                    (211,276)    (270,089)
   Proceeds on sale of vehicles                             11,000           --
   Purchase of intangibles                                 (11,651)      (8,906)
   Purchase of non-marketable equity securities           (253,330)     (84,626)
   Proceeds from sale of marketable securities              42,695      108,496
                                                        ----------   ----------
            Net cash used in investing activities         (422,562)    (255,125)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                 232,791      222,936
   Redemption of common stock                             (115,664)          --
                                                        ----------   ----------
            Net cash provided by financing activities      117,127      222,936
                                                        ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  674,612    1,229,666

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           2,737,460    1,507,794
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $3,412,072   $2,737,460
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for income taxes                           $  237,645   $  330,188
                                                        ==========   ==========

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     The Company markets in Europe, Latin America, Asia, and other parts of the world. Foreign sales approximated 29.4% of total sales in 2005 and 31.4% of total sales in 2004. Forty-two percent and forty percent, respectively, of the Company's accounts receivable at December 31, 2005 and 2004 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. No single customer represented greater than 10% of net sales in 2005 or in 2004.

     Segment information is not presented since all of the Company's revenue is attributed to a single reporting segment.

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

     Marketable Securities - Marketable securities are classified as available-for-sale and consist primarily of municipal revenue bonds that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are carried at fair market value with changes in fair value, net of tax, recorded in other comprehensive income.

     One of these municipal bonds has been in a continuous loss position for over 12 months. The fair value of the municipal bond that has been in a continuous loss position for 12 months or more at December 31, 2005 is $35,011 with an unrealized loss of $1,916. The unrealized loss is due to changes in interest rates, and, as such, is considered to be temporary by the Company.

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

     Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $509,000 and $348,000 higher than reported at December 31, 2005 and 2004, respectively. The major components of inventories are as follows:

                            2005         2004
                         ----------   ----------
Raw materials            $1,483,881   $1,260,457
Work-in-progress            212,254      268,419
Finished goods            1,176,647    1,019,952
Reduction to LIFO cost     (508,726)    (347,546)
                         ----------   ----------
   Total inventories     $2,364,056   $2,201,282
                         ==========   ==========

     Depreciation - Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

                          Years
                          -----
Building                  15-40
Machinery and equipment    5-10
Office equipment           5-10
Vehicles                      3

     Intangibles Assets- Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement. Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value to future undiscounted cash flows. To the extent there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount

     Investments in Non-Marketable Equity Securities - Investments in non-marketable equity securities consist of a $253,330 investment in Imaging Technology International ("iTi"). The Company acquired 36,496 shares and warrants to purchase an additional 33,333 shares of iTi during the second quarter of 2005. At the time of the acquisition, the 36,496 shares represented 3.6% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on ink jet technology and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for a wide variety of industrial printing processes. The Company also has a $197,460 equity investment in Apprise Technologies, Inc., including 244,585 shares acquired for $84,626 during the fourth quarter of 2004, from exercised warrants. As of December 31, 2005, the Company's ownership of Apprise's common and preferred stock represented approximately 4.95% of the outstanding shares of Apprise. One of the Company's directors is the CEO of Apprise Technologies, Inc. The Company accounts for these investments by the cost method because the common stock of each corporation is unlisted and the criteria for using the equity method of accounting are not satisfied. The Company reviews these investments for impairment annually and writes them down whenever the recorded amount exceeds estimated fair market value.

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

     Revenue Recognition - The Company recognizes revenue on sales of products when title passes which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

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

     Comprehensive Income - The Company's comprehensive income consists of net income and net unrealized holding gains and losses on marketable securities, net of taxes.

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

     Shares used in the calculation of diluted EPS are summarized below:

                                                                      2005        2004
                                                                   ---------   ---------
Weighted average common shares outstanding                         1,944,330   1,906,771
Dilutive effect of stock options                                      42,555      76,043
                                                                   ---------   ---------
Weighted average common and common equivalent shares outstanding   1,986,885   1,982,814
                                                                   =========   =========

     Options to purchase 130,285 and 195,891 shares of common stock were outstanding as of December 31, 2005 and 2004, respectively.

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

                                                         Years Ended December 31,
                                                         ------------------------
                                                              2005       2004
                                                            --------   --------
Net income:
   As reported                                              $908,169   $758,351

   Deduct total stock-based employee compensation
      expense determined under fair value based method
      for all awards                                          21,214     29,875
                                                            --------   --------
   Pro forma                                                $886,955   $728,476
                                                            ========   ========

Basic earnings per share:
   As reported                                              $   0.47   $   0.40
   Pro forma                                                $   0.46   $   0.38

Diluted earnings per share:
   As reported                                              $   0.46   $   0.38
   Pro forma                                                $   0.45   $   0.37

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

     Foreign Currency Translation - Foreign currency transactions and translation adjustments did not have a significant effect on the Statements of Stockholders' Equity and Comprehensive Income and Cash Flows for 2005 and 2004.

2.   INCOME TAXES

     Income tax expense for the years ended December 31, 2005 and 2004 consists of the following:

               2005       2004
             --------   --------
Current:
   Federal   $262,000   $248,000
   State       38,000     39,000
             --------   --------
              300,000    287,000
Deferred       48,000    (14,000)
             --------   ---------
             $348,000   $273,000
             ========   ========

     The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2005 and 2004 to income before taxes, is reconciled to income tax expense as follows:

                                                2005       2004
                                              --------   --------
Expected provision for federal income taxes   $439,700   $361,100
State income taxes, net of federal benefit      25,700     20,200
Extraterritorial income exclusion              (64,700)   (94,400)
Non-deductible meals and entertainment          13,600     18,700
Tax-exempt interest                            (18,100)    (9,800)
R&D Credit                                     (29,000)   (12,800)
Other                                          (19,200)   (10,000)
                                              ---------  ---------
                                              $348,000   $273,000
                                              ========   ========

     Deferred tax assets consist of the following as of December 31, 2005 and 2004:

                                            2005       2004
                                          --------   --------
Property and equipment and other assets   $ 40,000   $ 38,000
Accrued vacation                            14,000     15,000
Other accrued expenses                      47,000     57,000
Inventories                                 20,000     44,000
Allowance for doubtful accounts             18,000     27,000
Allowance for sales returns                  7,000      7,000
Intangible assets                           21,000     27,000
Capital loss carryforward                   27,000     46,000
                                          --------   --------
                                           194,000    261,000
Less valuation allowance                   (27,000)   (46,000)
                                          ---------  ---------
                                           167,000    215,000
Deferred tax liabilities:
   Prepaid expenses                          7,000      7,000
                                          --------   --------
                                          $160,000   $208,000
                                          ========   ========

     The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2005 and 2004 as follows:

                      2005       2004
                    --------   --------
Current assets      $ 99,000   $143,000
Noncurrent assets     61,000     65,000
                    --------   --------
                    $160,000   $208,000
                    ========   ========

3.   INTANGIBLE ASSETS

     Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. During 2005, application costs for two patents with total capitalized costs of $30,341 were expensed as it was determined that these projects had no future value. No impairment adjustments to intangible assets were made during the year ended December 31, 2004.

     Intangible assets at December 31, 2005 and 2004 consist of the following:

                                     December 31, 2005               December 31, 2004
                               -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
   Patents                        $213,728       $ (71,102)       $202,077       $ (60,980)
   Licenses                        100,000         (26,875)        100,000         (18,750)
   Non-compete agreement           100,000         (36,664)        100,000         (29,998)
                                  --------       ---------        --------       ---------
                                  $413,728       $(134,642)       $402,077       $(109,728)
                                  ========       =========        ========       =========

                                      2005      2004
                                    -------   -------
Aggregate amortization expense:
   For the year ended December 31   $24,914   $24,574


     Estimated amortization expense for the year ended December 31:

2006   $24,709
2007    24,709
2008    24,709
2009    24,709
2010    24,709

     In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements. The Company incurred $108,000 of expense under these agreements during 2005, and $104,000 during 2004.

4.   PENSION PLAN

     The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes 5% of each eligible employee's compensation. Total pension expense for the years ended December 31, 2005 and 2004 was approximately $150,000 and $149,000, respectively.

5.   GEOGRAPHIC INFORMATION

     The Company manages and operates its business on the basis of one reportable segment. See Note 1 for a brief description of the Company's business. In 2005 and 2004, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2005 and 2004. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

                                    2005          2004
                                -----------   -----------
Net sales by geographic area:
   United States                $ 9,856,019   $ 9,391,501
   International                  4,115,198     4,290,948
                                -----------   -----------
                                $13,971,217   $13,682,449
                                ===========   ===========

6.   STOCK OPTIONS

     During 1995, the Company, with the approval of its shareholders, adopted a stock incentive plan for the issuance of up to 57,750 shares of common stock. In 1999, the Company, with the approval of its shareholders, increased the number of shares reserved for issuance under this plan to 305,250 shares and, in 2004, increased the number of shares reserved for issuance under this plan to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 61,934 shares of common stock are reserved for additional grants of options under the plan at December 31, 2005.

     The proforma fair value disclosure in Note 1 was estimated using the Black-Scholes option pricing model with the following assumptions:

                                             2005         2004
                                          ----------   ----------
Dividend yield                                0.0%         0.0%
Expected volatility                          63.2%        60.0%
Expected life of option                   five years   five years
Risk-free interest rate                       3.9%         3.4%
Fair value of each option on grant date     $2.44        $3.77

     A summary of the status of the Company's stock option plan as of December 31, 2005 and 2004 and changes during the years then ended is presented below:

                                          2005                 2004
                                   ------------------   ------------------
                                             Weighted             Weighted
                                              Average              Average
                                             Exercise             Exercise
                                    Shares     Price     Shares     Price
                                   -------   --------   -------   --------
Outstanding at beginning of year   195,891     $3.67    252,161     $3.67
Granted                             10,250      4.32      3,000      7.01
Exercised                          (57,491)     4.05    (58,355)     3.82
Expired and forfeited              (18,365)     5.66       (915)     3.06
                                   -------              -------
Outstanding at end of year         130,285      3.27    195,891      3.67
                                   =======              =======

     The following table summarizes information about stock options outstanding at December 31, 2005:

                          Options Outstanding                  Options Exercisable
               -----------------------------------------   --------------------------
                                  Weighted-
                   Number          Average     Weighted-       Number       Weighted-
  Range of     Outstanding at     Remaining     Average    Exercisable at    Average
  Exercise      December 31,     Contractual    Exercise    December 31,     Exercise
    Price           2005        Life (years)     Price          2005          Price
------------   --------------   ------------   ---------   --------------   ---------
$2.00 - 2.99        60,825          1.89         $2.44          55,410        $2.42
 3.00 - 3.99        42,440          0.91          3.21          38,690         3.19
 4.00 - 4.99        10,250          4.32          4.32              --           --
 5.00 - 5.99         9,570          0.31          5.45           9,570         5.45
 6.00 - 6.99         4,950          0.31          6.00           4,950         6.00
 7.00 - 7.99         2,250          3.33          7.01             750         7.01
                   -------                                     -------
                   130,285          1.61          3.27         109,370         3.15
                   =======                                     =======

7.   CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances primarily in one financial institution. As of December 31, 2005, the balance exceeded the Federal Deposit Insurance Corporation coverage. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

     Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. The large number of customers comprising the Company's customer base and their dispersion across different geographic areas limits such exposure. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses. Concentration of credit risk with respect to trade receivables is not significant. No one customer accounts for more than 10% of total receivables as of December 31, 2005.

8.   LEASE EXPENSE

     The Company leases buildings on a month-to-month basis and equipment as needed. Total rental expense for all equipment and building operating leases was $29,617 in 2005 and $56,052 in 2004.

9.   CONTINGENCIES

     In 2003, the Company identified a probable underpayment of sales tax. As of December 31, 2005 and 2004, the Company had accrued $130,000 and $160,000, respectively, for the future payment of such unpaid taxes.

10.  LINE OF CREDIT

     The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.00 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2005 and 2004.

11.  ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services, or in which an entity incurs liabilities in exchange for goods or services, that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date (with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The statement will be effective for the Company's first quarter of 2006. The Company intends to apply the modified prospective method and estimates the effect of adopting this statement will be to reduce basic and diluted earnings per share amounts by approximately $0.01 for fiscal year 2006. The Company also expects to continue using the Black-Scholes pricing model as allowed under SFAS 123R.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). The provisions of SFAS 151 become effective for the Company for the first quarter of 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the valuation of the Company's inventory or operating results.

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

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference. The following information completes the Company's response to this Item 9.

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

ITEM 10. EXECUTIVE COMPENSATION

     The information included in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information included in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information is incorporated by reference in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information included in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" is incorporated by reference.

ITEM 13. EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005:

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

  10.2 2006 Bonus Program. (Incorporated by reference to the description of this Program included in the Current Report on Form 8-K filed with Commission on February 21, 2006 (File No. 000-25727).)

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

  31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO.

  31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO.

  32      Section 1350 Certifications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information included in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders under the caption "Audit and Non-Audit Fees" is incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2006.

                                        IKONICS CORPORATION


                                        By /s/ William C. Ulland
                                           -------------------------------------
                                           William C. Ulland, Chairman,
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2006.


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


                                        /s/ William C. Ulland
                                        ----------------------------------------
                                        William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

Exhibit                            Description                                      Page
-------                            -----------                                      ----
   3.1    Restated Articles of Incorporation of Company, as amended...   Incorporated by Reference
   3.2    By-Laws of the Company, as amended..........................   Incorporated by Reference
   4      Specimen of Common Stock Certificate........................   Incorporated by Reference
  10.1    IKONICS Corporation 1995 Stock Incentive Plan, as amended...   Incorporated by Reference
  10.2    2006 Bonus Program..........................................   Incorporated by Reference
  10.5    Revolving Credit Agreement dated April 30, 1999 between the
          Company and M&I Bank........................................   Incorporated by Reference
  14      Code of Ethics..............................................   Incorporated by Reference
  23      Consent of  Independent Registered Public Accounting Firm...   Filed Electronically
  24      Powers of Attorney..........................................   Filed Electronically
  31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO..............   Filed Electronically
  31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO..............   Filed Electronically
  32      Section 1350 Certifications.................................   Filed Electronically