Form 10QSB
period 2006-03-31
IKONICS CORP
filed 2006-05-15
CIK 1083301

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006
                                       or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      _______________.

Commission file number 000-25727
                        --------


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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
         Yes  |_|          No  |X|


             State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value -- 1,996,997 shares outstanding as of April 17, 2006.

             Transitional Small Business Disclosure Format (check one):
         Yes  |_|          No  |X|


================================================================================

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB


PART I.              FINANCIAL INFORMATION                                                             PAGE NO.
                     ---------------------                                                             --------
Item 1.                Financial Statements:

                       Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005               3

                       Statements of Operations for the Three Months Ended March 31, 2006
                       and 2005 (unaudited)                                                                4

                       Statements of Cash Flows for the Three Months Ended March 31, 2006
                       and 2005 (unaudited)                                                                5

                       Condensed Notes to Financial Statements (unaudited)                                 6

Item 2.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                          10

Item 3.                Controls and Procedures                                                            14

PART II.            OTHER INFORMATION                                                                     15
                    -----------------

                    SIGNATURES                                                                            16
                    ----------

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                            MARCH 31     DECEMBER 31
                                                                              2006           2005
                                                                          --------------------------
                                                                          (UNAUDITED)
ASSETS
Current Assets:
   Cash and cash equivalents                                               $3,334,478    $3,412,072
   Marketable securities                                                            -        84,875
   Trade receivables, less allowance for doubtful accounts of
     $50,000                                                                1,705,875     1,702,608
   Inventories (Note 2)                                                     2,155,368     2,364,056
   Prepaid expenses and other assets                                          146,103        65,747
   Deferred income taxes                                                       99,000        99,000
                                                                         ------------   -----------
           Total current assets                                             7,440,824     7,728,358
                                                                         ------------   -----------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                        1,479,824     1,479,824
   Machinery and equipment                                                  2,548,974     2,531,734
   Office equipment                                                         1,303,584     1,280,149
   Vehicles                                                                   174,803       174,803
                                                                         ------------   -----------
                                                                            5,507,185     5,466,510
   Less accumulated depreciation                                            4,576,413     4,514,945
                                                                         ------------   -----------
                                                                              930,772       951,565
                                                                         ------------   -----------
INTANGIBLE ASSETS, less accumulated amortization of $140,819 in
   2006 and $134,642 in 2005                                                  283,393       279,086

DEFERRED INCOME TAXES                                                          61,000        61,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES                               700,788       450,790
                                                                         ------------   -----------

                                                                           $9,416,777    $9,470,799
                                                                         ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $362,516      $438,597
   Accrued compensation                                                       130,994       279,042
   Other accrued expenses                                                     208,524       217,912
   Income taxes payable                                                        11,794        56,743
                                                                         ------------   -----------
         Total current liabilities                                            713,828       992,294
                                                                         ------------   -----------


STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none Common stock, par value $.10 per share; authorized 4,750,000 shares;
     issued and outstanding 1,989,505 in 2006 and 1,962,537 in 2005           198,950       196,254
   Additional paid-in capital                                               1,845,461     1,721,119
   Retained earnings                                                        6,658,538     6,560,236
   Accumulated other comprehensive income                                           -           896
                                                                         ------------   -----------
         Total stockholders' equity                                         8,702,949     8,478,505
                                                                         ------------   -----------
                                                                           $9,416,777    $9,470,799
                                                                         ============   ===========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS
                                                        ENDED MARCH 31
                                                --------------------------------
                                                   2006               2005
                                                   ----               ----
NET SALES                                       $3,371,800         $3,328,527

COSTS AND EXPENSES:
   Cost of goods sold                            1,917,343          1,930,644
   Selling, general and administrative           1,151,986          1,238,154
   Research and development                        180,469            154,903
                                                ----------         ----------
                                                 3,249,798          3,323,701
                                                ----------         ----------

INCOME FROM OPERATIONS                             122,002              4,826

INTEREST INCOME                                     23,788              9,940
                                                ----------         ----------

INCOME BEFORE INCOME TAXES                         145,790             14,766

INCOME TAX EXPENSE (BENEFIT)                        47,488             (8,889)
                                                ----------         ----------

NET INCOME                                      $   98,302         $   23,655
                                                ==========         ==========

EARNINGS PER COMMON SHARE:
   Basic                                             $0.05              $0.01
                                                ==========         ==========

   Diluted                                           $0.05              $0.01
                                                ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
   Basic                                         1,971,417          1,930,783
                                                ==========         ==========

   Diluted                                       2,019,238          1,984,051
                                                ==========         ==========


See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                          THREE MONTHS
                                                         ENDED MARCH 31
                                                  ----------------------------
                                                      2006             2005
CASH FLOWS FROM OPERATING
     ACTIVITIES:
   Net income                                     $   98,302       $   23,655
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
         activities:
     Depreciation                                     61,468           74,723
     Amortization                                      6,177            6,381
     Excess tax benefits from share-based payment
       arrangement                                   (12,771)               -
     Tax effect from stock options                         -            2,941
     Stock based compensation                          5,817                -
     Changes in working capital components:
       Trade receivables                              (3,267)         (71,099)
       Inventories                                   208,688           28,315
       Prepaid expenses and other assets             (80,356)         (81,721)
       Income taxes receivable                             -          (22,305)
       Accounts payable                              (76,081)          30,939
       Accrued liabilities                          (157,436)        (104,681)
       Income taxes payable                          (32,178)         (30,169)
                                                  ----------       ----------
         Net cash provided by (used in)
           operating activities                       18,363         (143,021)
                                                  ----------       ----------

CASH FLOWS FROM INVESTING
     ACTIVITIES:
   Purchase of property and equipment                (40,675)         (36,966)
   Purchase of intangibles                           (10,484)          (5,469)
   Purchase on non-marketable equity securities     (249,998)               -
   Proceeds on sales of marketable securities         83,979           42,695
                                                  ----------       ----------
       Net cash provided by (used in)
            investing activities                    (217,178)             260
                                                  ----------       ----------

CASH FLOWS FROM FINANCING
     ACTIVITIES:
   Excess tax benefits from share-based payment
       arrangement                                    12,771                -
   Proceeds from exercise of stock options           108,450           75,363
                                                  ----------       ----------
         Net cash provided by financing
              activities                             121,221           75,363
                                                  ----------       ----------


NET DECREASE IN CASH
   AND CASH EQUIVALENTS                              (77,594)         (67,398)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             3,412,072        2,737,460
                                                  ----------       ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $3,334,478       $2,670,062
                                                  ==========       ==========

SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION:
     Income taxes paid                            $   79,666       $   40,643
                                                  ==========       ==========


See condensed notes to financial statements.

                               IKONICS CORPORATION

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Notes to Financial Statements

         The balance sheet of IKONICS Corporation (the "Company") as of March 31, 2006, and the related statements of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005, have been prepared without being audited.

         In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2006, and the results of its operations and cash flows for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

         The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.


2.       Inventory

         The major components of inventory at March 31, 2006 and December 31, 2005 are as follows:

                                                             Mar 31, 2006      Dec 31, 2005
                                                             ------------      ------------
                           Raw materials                      $1,320,463        $1,438,881
                           Work-in-progress                      258,066           212,254
                           Finished goods                      1,106,361         1,176,647
                           Reduction to LIFO cost               (529,522)         (508,726)
                                                              ----------        ----------

                           Total Inventory                    $2,155,368        $2,364,056
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

         Shares used in the calculation of diluted EPS are summarized below:

                                                                                          Three Months Ended
                                                                                      Mar 31, 2006     Mar 31, 2005
                                                                                      ------------     ------------

         Weighted average common shares outstanding                                      1,971,417        1,930,783
         Dilutive effect of stock options                                                   47,821           53,268
                                                                                      ------------     ------------
         Weighted average common and common equivalent shares outstanding                2,019,238        1,984,051
                                                                                      ============     ============


         Options to purchase 107,567 and 177,692 shares of common stock were outstanding at March 31, 2006 and 2005, respectively.

4.       Stock-based Compensation

         Effective January 1, 2006, we adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), "Share-Based Payment," (FAS 123(R)) using the modified-prospective-transition method. Prior to the adoption of FAS 123(R), we accounted for stock option grants under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

         Under the modified-prospective-transition method, FAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under this method compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options granted in 2006. Prior periods were not restated to reflect the impact of adopting the new standard.

         The adoption of FAS 123(R) lowered net income by approximately $3,700 for the three months ended March 31, 2006, compared to accounting for share-based compensation under APB No. 25. The Company has elected the alternative (short-cut) method for calculating the pool of excess tax benefits (APIC Pool) available to absorb tax shortages recognized subsequent to the adoption of FAS 123(R). The Company's calculation of the APIC windfall at January 1, 2006 was $19,496.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R during the period presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.


                                                                 Three Months Ended
                                                                    Mar 31, 2005
                                                                 ------------------
       Net income:
          As reported                                               $     23,655
          Deduct total stock-based employee compensation
             expense determined under fair value based method
             for all awards                                                3,914
                                                                       ---------
          Pro forma                                                 $     19,741
                                                                       =========

       Basic earnings per share:
          As reported                                               $       0.01
          Pro forma                                                 $       0.01

       Diluted earnings per share:
          As reported                                               $       0.01
          Pro forma                                                 $       0.01

         As of March 31, 2006 there was approximately $45,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

         The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the options are sold over the exercise price of the options. Prior to the adoption of FAS 123(R), we reported all tax benefits relating to the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with FAS 123(R), for the three months ended March 31, 2006, we changed our statements of cash flows presentation to report the excess tax benefits from the exercise of stock options as operating and financing cash flows. For the three months ended
         March 31, 2006, $12,771 of excess tax benefits was reported as operating and financing cash flows.

         Proceeds from the exercise of stock options were $108,450 for the three months ended March 31, 2006. The actual income tax benefit realized from the exercise of stock options was $12,771 for the same period.

         During 1995, the Company, with the approval of its shareholders, adopted a stock incentive plan for the issuance of up to 57,750 shares of common stock. In 1999, the Company, with the approval of its shareholders, increased the number of shares reserved for issuance under this plan to 305,250 shares and, in 2004, increased the number of shares reserved for issuance under this plan to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 57,684 shares of common stock are reserved for additional grants of options under the plan at March 31, 2006.

         The fair value of options granted during the three months ending March 31, 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:


         Dividend yield                                                                0.0%
         Expected volatility                                                          63.0%
         Expected life of option                                                   five years
         Risk-free interest rate                                                       4.8%
         Fair value of each option on grant date                                      $4.48

         Stock option activity during the three months ending March 31, 2006 us as follows:


                                                                           Weighted
                                                                            Average
                                                                           Exercise
                                                            Shares           Price

         Outstanding at beginning of year                   130,285         $3.27
         Granted                                              5,000          7.80
         Exercised                                          (26,968)         4.02
         Expired and forfeited                                 (750)         4.32
                                                          ---------
         Outstanding at 3/31/06                             107,567          3.28
                                                          =========



         The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2006 was $435,798 and $368,655, respectively.

        The following table summarizes information about stock options outstanding at March 31, 2006:

                                               Options Outstanding                      Options Exercisable
                                ----------------------------------------------    ------------------------------
                                    Weighted-
                                     Number           Average        Weighted-        Number           Weighted-
           Range of              Outstanding at      Remaining        Average     Exercisable at        Average
           Exercise                 March 31,       Contractual      Exercise        March 31,         Exercise
             Price                    2006         Life (years)        Price           2006              Price

        $2.00 - 2.99                 60,325             1.64          $2.44             54,910          $2.42
         3.00 - 3.99                 24,552             1.11           3.20             20,802           3.17
         4.00 - 4.99                  9,500             4.08           4.32                  -              -
         5.00 - 5.99                  5,940             0.07           5.45              5,940           5.45
         7.00 - 7.99                  7,250             4.38           7.56                750           7.01
                                    -------                                          ---------
                                    107,567             1.83           3.29             82,402           2.87
                                    =======                                          =========


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


6.       Comprehensive income

         Comprehensive income includes unrealized gains and losses on the Company's available for sale marketable securities. Total comprehensive income was $99,198 and $26,187 for the three months ended March 2006 and 2005, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the first quarter of 2006 and the same period of 2005. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

          o The belief that the Company's current financial resources, its line of credit, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The belief that the Company's low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company's ability to fund operations--Changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

          o The Company's expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance or repairs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales or increased operating expenses or by other unexpected events affecting the Company's financial position.

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

         Deferred Tax Assets. At March 31, 2006, the Company had approximately $160,000 of net deferred tax assets. The net deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has recorded a $27,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining net deferred tax assets reflected on the balance sheet will be realized and that an additional valuation allowance for such assets is not currently required.

         Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005

         Sales. Compared to the same period in 2005, the Company's sales increased 1.3% during the first quarter of 2006. Sales during the first quarter of 2006 were $3,372,000 versus sales of $3,329,000 during the first quarter of 2005. Stronger domestic sales were partially offset by weaker international sales. The $80,000 domestic sales increase was due to stronger film sales while the $37,000 decrease in international sales was related to slower activity in the Indian market.

         Cost of Goods Sold. Cost of goods sold during the first quarter of 2006 was $1,917,000, or 56.9% of sales, compared to $1,931,000, or 58.0% of sales, during the same period in 2005. The decrease in the cost of sales in the first quarter of 2006 as a percentage of sales reflects a more favorable product mix partially offset by rising raw material costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1,152,000, or 34.2% of sales, in the first quarter of 2006, from $1,238,000, or 37.2% of sales, for the same period in 2005. The first three months of 2005 reflected $35,000 of higher administrative expenses related to Sarbanes-Oxley compliance efforts. The Company incurred an additional $20,000 in sales and marketing expenses in 2005 related to the startup of the IKONSign Etch and IKONImage product lines.

         Research and Development Expenses. Research and development expenses during the first quarter of 2006 were $180,000, or 5.4% of sales, versus $155,000, or 4.7% of sales, for the same period in 2005. The increase is due to additional research and development staff and higher lab supply costs.

         Interest Income. Interest income for the first quarter of 2006 was $24,000 compared to $10,000 for the same period in 2005. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

         Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. For the first quarter of 2006, income tax expense was $47,000, or an effective rate of 32.6%. During the first quarter of 2005, the Company performed a study of its research and development activities resulting in tax credits totaling $15,000. The tax credits resulted in a net income tax benefit during the period of $9,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

         Cash and cash equivalents were $3,334,000 and $2,670,000 at March 31, 2006 and March 31, 2005, respectively. The Company generated $18,000 in cash from operating activities during the three months ended March 31, 2006, compared to using $143,000 of cash in operating activities during the same period in 2005. The increase in cash from operating activities is primarily due to the increase in net income and changes in working capital components as discussed below. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.

         During the first three months of 2006, trade receivables increased by $3,000. The increase in receivables was driven by the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $209,000 due to lower finished good levels and the timing of raw material shipments. Prepaid expenses increased $80,000, reflecting insurance costs prepaid in the first quarter of 2006. Accounts payable decreased $76,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $157,000, primarily reflecting the timing of compensation payments. Income taxes payable decreased $32,000 due to payment of 2005 taxes during the first quarter of 2006.

         For the first three months of 2006, the Company used $217,000 in investing activities. During the first quarter of 2006, the Company elected for an early exercise of its warrants to buy an additional 33,333 shares of stock in Imaging Technology International. The price per share was $7.50 per share and as consideration for the early exercise, the Company was granted warrants to buy an additional 8,333 shares at $8.50 per share. The Company owns approximately 6% of the outstanding shares of Imaging Technology International. Also during the first quarter of 2006, the Company received $84,000 from the sale of marketable securities and purchased $41,000 of plant equipment to improve efficiency, and reduce operating costs. The Company also incurred $10,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first three months of 2005, the Company received $43,000 from the sale of marketable securities, purchased $37,000 in capital equipment, and incurred $5,000 in patent application costs.

         The Company realized $121,000 in cash from financing activities during the first three months of 2006 compared to $75,000 received in the same period of 2005. During the first three months of 2006, the Company received $108,000 for the issuance of 26,968 shares of common stock upon the exercise of stock options compared to $75,000 received during the first three months of 2005 for 16,700 shares of common stock issued upon the exercise of stock options. The Company also realized a $13,000 cash benefit during the first quarter of 2006 related to the excess tax benefit from the exercise of stock options.

         A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended March 31, 2006 and there was no debt outstanding under this line as of March 31, 2006. The line of credit was also not utilized during 2005 and there were no borrowings outstanding under this line as of March 31, 2005.

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

CAPITAL EXPENDITURES

         Through March 31, 2006, the Company has spent $41,000 on capital expenditures. This spending primarily consists of plant equipment upgrades and building improvements to improve efficiency and reduce operating costs.

         The Company plans for additional capital expenditures during 2006 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Total 2006 planned capital expenditures are expected to be similar to prior years and are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

         The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 29% of total sales during the first quarter 2006 and 30% of total sales for the same period in 2005. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

         The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of March 31, 2006.

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

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

       The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006:

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


---------------------------------
1 Incorporated by reference to the like numbered Exhibit to the Company's Registration Statement on Form 10-SB (File No. 000-25727).

                               IKONICS CORPORATION

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           IKONICS CORPORATION


DATE: May 15, 2006                         By: /s/ Jon Gerlach
                                               ---------------------------------
                                               Jon Gerlach,
                                                   Chief Financial Officer, and
                                                   Vice President of Finance

                                INDEX TO EXHIBITS


Exhibit                    Description                                                           Page
-------                    -----------                                                           ----
  3.1    Restated Articles of Incorporation of Company, as amended......................     Incorporated by Reference
  3.2    By-Laws of the Company, as amended.............................................     Incorporated by Reference
 31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO.................................     Filed Electronically
 31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO.................................     Filed Electronically
 32      Section 1350 Certifications....................................................     Filed Electronically