Form 10QSB
period 2006-06-30
IKONICS CORP
filed 2006-08-11
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 30, 2006

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

     Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,010,861 shares outstanding as of August 7, 2006.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Balance Sheets as of June 30, 2006 (unaudited) and
              December 31, 2005                                             3

              Statements of Operations for the Three Months and Six
              Months Ended June 30, 2006 and 2005 (unaudited)               4

              Statements of Cash Flows for the Six Months Ended June
              30, 2006 and 2005 (unaudited)                                 5

              Condensed Notes to Financial Statements (unaudited)           6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10

Item 3.       Controls and Procedures                                      15

PART II.   OTHER INFORMATION                                               16

           SIGNATURES                                                      18

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                             JUNE 30     DECEMBER 31
                                                               2006          2005
                                                           -----------   -----------
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $3,782,683   $3,412,072
   Marketable securities                                            --       84,875
   Trade receivables, less allowance for doubtful
      accounts of $50,000                                    1,936,562    1,702,608
   Inventories (Note 2)                                      1,976,743    2,364,056
   Income tax receivable                                         9,604           --
   Prepaid expenses and other assets                           106,194       65,747
   Deferred income taxes                                        99,000       99,000
                                                            ----------   ----------
         Total current assets                                7,910,786    7,728,358
                                                            ----------   ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                         1,479,824    1,479,824
   Machinery and equipment                                   2,548,974    2,531,734
   Office equipment                                          1,316,388    1,280,149
   Vehicles                                                    174,803      174,803
                                                            ----------   ----------
                                                             5,519,989    5,466,510
   Less accumulated depreciation                             4,637,599    4,514,945
                                                            ----------   ----------
                                                               882,390      951,565
                                                            ----------   ----------
INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES                775,788      450,790
INTANGIBLE ASSETS, less accumulated amortization of
   $146,996 in 2006 and $134,642 in 2005                       297,638      279,086
DEFERRED INCOME TAXES                                           61,000       61,000
                                                            ----------   ----------
                                                            $9,927,602   $9,470,799
                                                            ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                         $  319,214   $  438,597
   Accrued compensation                                        255,641      279,042
   Other accrued expenses                                      179,846      217,912
   Income taxes payable                                             --       56,743
                                                            ----------   ----------
         Total current liabilities                             754,701      992,294
                                                            ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share;
   authorized 250,000 shares; issued none
   Common stock, par value $.10 per share; authorized
      4,750,000 shares; issued and outstanding 2,010,861
      shares in 2006 and 1,962,537 in 2005                     201,086      196,254
   Additional paid-in capital                                1,965,808    1,721,119
   Retained earnings                                         7,006,007    6,560,236
   Accumulated other comprehensive income                           --          896
                                                            ----------   ----------
         Total stockholders' equity                          9,172,901    8,478,505
                                                            ----------   ----------
                                                            $9,927,602   $9,470,799
                                                            ==========   ==========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   THREE                      SIX
                                            MONTHS ENDED JUNE 30      MONTHS ENDED JUNE 30
                                          -----------------------   -----------------------
                                             2006         2005         2006         2005
                                          ----------   ----------   ----------   ----------
NET SALES                                 $4,099,674   $3,741,995   $7,471,474   $7,070,522
COSTS AND EXPENSES:
   Cost of goods sold                      2,304,388    2,104,290    4,221,731    4,034,934
   Selling, general, and administrative    1,136,189    1,093,224    2,288,175    2,331,378
   Research and development                  184,534      160,810      365,003      315,713
                                          ----------   ----------   ----------   ----------
                                           3,625,112    3,358,324    6,874,909    6,682,025
                                          ----------   ----------   ----------   ----------
INCOME FROM OPERATIONS                       474,563      383,671      596,565      388,497
INTEREST INCOME                               26,359       15,259       50,147       25,199
                                          ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                   500,922      398,930      646,712      413,696
INCOME TAX EXPENSE                           153,453      123,668      200,941      114,779
                                          ----------   ----------   ----------   ----------
NET INCOME                                $  347,469   $  275,262   $  445,771   $  298,917
                                          ==========   ==========   ==========   ==========
EARNINGS PER COMMON SHARE:
   Basic                                  $     0.17   $     0.14   $     0.22   $     0.15
                                          ==========   ==========   ==========   ==========
   Diluted                                $     0.17   $     0.14   $     0.22   $     0.15
                                          ==========   ==========   ==========   ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                   2,006,379    1,941,696    1,988,994    1,939,450
                                          ==========   ==========   ==========   ==========
   Diluted                                 2,048,958    1,964,166    2,030,068    1,964,218
                                          ==========   ==========   ==========   ==========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                            JUNE 30
                                                    -----------------------
                                                       2006         2005
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $  445,771   $  298,917
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     122,654      148,353
      Amortization                                      12,355       21,831
      Excess tax benefit from share-based payment
         arrangement                                   (36,712)          --
      Tax effect from stock options                     14,055       11,451
      Stock based compensation                          12,419           --
      Changes in working capital components:
         Trade receivables                            (233,954)    (263,934)
         Inventories                                   387,313      455,159
         Prepaid expenses and other assets             (40,447)     (36,646)
         Income taxes receivable                        (9,604)     (15,423)
         Accounts payable                             (119,383)    (397,689)
         Accrued liabilities                           (61,467)     (72,489)
         Income taxes payable                          (20,031)     (24,293)
                                                    ----------   ----------
            Net cash provided by
               operating activities                    472,969      125,237
                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                  (53,479)     (43,959)
   Purchase of intangibles                             (30,907)     (17,768)
   Purchase of non-marketable equity securities       (324,998)    (253,330)
   Proceeds from sales of marketable securities         83,979       42,695
                                                    ----------   ----------
            Net cash used in investing
               activities                             (325,405)    (272,362)
                                                    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Excess tax benefits from share-based
      payment arrangement                               36,712           --
   Proceeds from exercise of stock options             186,335      128,878
   Redemption of common stock                               --     (115,664)
                                                    ----------   ----------
            Net cash provided by financing
               activities                              223,047       13,214
                                                    ----------   ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                370,611     (133,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD                                            3,412,072    2,737,460
                                                    ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $3,782,683   $2,603,549
                                                    ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:
      Income taxes paid                             $  216,036   $  143,043
                                                    ==========   ==========

See condensed notes to financial statements.

                               IKONICS CORPORATION

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The balance sheet of IKONICS Corporation (the "Company") as of June 30, 2006, and the related statements of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005, have been prepared without being audited.

     In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2006, and the results of operations and cash flows for all periods presented.

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

2.   Inventory

     The major components of inventory are as follows:

                          June 30,      Dec 31,
                            2006         2005
                         ----------   ----------
Raw materials            $1,317,132   $1,483,881
Work-in-progress            231,756      212,254
Finished goods              975,099    1,176,647
Reduction to LIFO cost     (547,244)    (508,726)
                         ----------   ----------
Total Inventory          $1,976,743   $2,364,056
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

     Shares used in the calculation of diluted EPS are summarized below:

                                                                     Three Months Ended
                                                                   ---------------------
                                                                    June 30,    June 30,
                                                                      2006        2005
                                                                   ---------   ---------
Weighted average common shares outstanding                         2,006,379   1,941,696
Dilutive effect of stock options                                      42,579      22,470
                                                                   ---------   ---------
Weighted average common and common equivalent shares outstanding   2,048,958   1,964,166
                                                                   =========   =========

                                                                      Six Months Ended
                                                                   ---------------------
                                                                    June 30,    June 30,
                                                                      2006        2005
                                                                   ---------   ---------
Weighted average common shares outstanding                         1,988,994   1,939,450
Dilutive effect of stock options                                      41,074      24,768
                                                                   ---------   ---------
Weighted average common and common equivalent shares outstanding   2,030,068   1,964,218
                                                                   =========   =========

     Options to purchase 88,222 and 174,975 shares of common stock were outstanding as of June 30, 2006 and 2005, respectively.

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

     The adoption of FAS 123(R) lowered net income by approximately $4,600 for the three months ended June 30, 2006, and $8,700 for the six months ended June 30, 2006 compared to accounting for share-based compensation under APB No. 25. The Company has elected the alternative (short-cut) method for calculating the pool of excess tax benefits (APIC Pool) available to absorb tax shortages recognized subsequent to the adoption of FAS 123(R). The Company's calculation of the APIC windfall at January 1, 2006 was $3,000.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R during the periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                     Three Months     Six Months
                                                        Ended           Ended
                                                    June 30, 2005   June 30, 2005
                                                    -------------   -------------
Net income:
   As reported                                         $275,262        $298,917
   Deduct total stock-based employee compensation
      expense determined under fair value  based
      method for all awards                            $  6,693        $ 10,607
                                                       --------        --------
   Pro forma                                           $268,569        $288,310
                                                       ========        ========
Basic earnings per share:
   As reported                                         $   0.14        $   0.15
   Pro forma                                           $   0.14        $   0.15

Diluted earnings per share:
   As reported                                         $   0.14        $   0.15
   Pro forma                                           $   0.14        $   0.15

     As of June 30, 2006 there was approximately $46,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

     The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the option shares are sold over the exercise price of the options. Prior to the adoption of FAS 123(R), we reported all tax benefits relating to the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with FAS 123(R), for the six months ended June, 2006, we began reporting the excess tax benefits from the exercise of stock options as a reduction of operating and an increase in financing cash flows. For the six months ended June 30, 2006, $36,712 of excess tax benefits were reported in the statement of cash flows.

     Proceeds from the exercise of stock options were $186,335 for the six months ended June 30, 2006. The actual income tax benefit realized from the exercise of stock options was $36,712 for the same period.

     During 1995, the Company, with the approval of its shareholders, adopted a stock incentive plan for the issuance of up to 57,750 shares of common stock. In 1999, the Company, with the approval of its shareholders, increased the number of shares reserved for issuance under this plan to 305,250 shares and, in 2004, increased the number of shares reserved for issuance under this plan to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 55,673 shares of common stock are reserved for additional grants of options under the plan at June 30, 2006.

     The fair value of options granted during the three months ended June 30, 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield                                   0.0%
Expected volatility                             60.6%
Expected life of option                   five years
Risk-free interest rate                          5.0%
Fair value of each option on grant date        $4.80

Stock option activity during the six months ended June 30, 2006 was as follows:

                                             Weighted
                                              Average
                                             Exercise
                                    Shares     Price
                                   -------   --------
Outstanding at beginning of year   130,285     $3.27
Granted                              7,250      8.03
Exercised                          (48,324)     3.86
Expired and forfeited                 (989)     4.59
                                   -------
Outstanding at June 30, 2006        88,222      3.33
                                   =======

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2006 was $390,258 and $351,729, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

                          Options Outstanding                  Options Exercisable
               -----------------------------------------   --------------------------
                                  Weighted-
                   Number          Average     Weighted-       Number       Weighted-
  Range of     Outstanding at     Remaining     Average    Exercisable at    Average
  Exercise        June 30,       Contractual    Exercise      June 30,       Exercise
    Price           2006        Life (years)     Price          2006          Price
  --------     --------------   ------------   ---------   --------------   ---------
$2.00 - 2.99       58,222           1.40         $2.44         58,222         $2.44
 3.00 - 3.99       11,250           2.10          3.36          7,500          3.36
 4.00 - 4.99        9,250           3.83          4.32          2,916          4.32
 7.00 - 8.99        9,500           4.29          7.79          1,500          7.01
                   ------                                      ------
                   88,222           2.05          3.33         70,138          2.72
                   ======                                      ======

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

6.   Comprehensive income

     Comprehensive income includes unrealized gains and losses on the Company's available for sale marketable securities. Total comprehensive income was $347,469 and $275,461 for the three months ended June 30, 2006 and 2005, respectively. Total comprehensive income was $446,667 and $301,648 for the six months ended June 30, 2006 and 2005, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the second quarter of 2006, the six months ended June 30, 2006 and the same periods of 2005. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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

     Deferred Tax Assets. At June 30, 2006, the Company had approximately $160,000 of net deferred tax assets. The net deferred tax assets result primarily from timing differences in intangible assets and property and equipment. The Company has recorded a $27,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining net deferred tax assets reflected on the balance sheet will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005

     Sales. The Company realized 10% sales growth during the second quarter of 2006 with sales of $4.1 million, compared to $3.7 million in sales during the same period in 2005. International sales for the second quarter of 2006 increased by $205,000 compared to the same period in 2005 due to stronger Asian sales. Domestic sales also increased by $153,000 due to an increase in film and glass shipments.

     Cost of Goods Sold. Cost of goods sold during the second quarter of 2006 was $2.3 million, or 56.2% of sales, compared to $2.1 million, or 56.2% of sales, during the same period in 2005. Rising raw material and transportation costs have been offset by a more favorable product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million, or 27.7% of sales, in the second quarter of 2006, and $1.1 million, or 29.2% of sales, for the same period in 2005.

     Research and Development Expenses. Research and development expenses during the second quarter of 2006 were $185,000, or 4.5% of sales, versus $161,000, or 4.3% of sales, for the same period in 2005. The increase is due to an increase in production trials and additional research and development staff.

     Interest Income. Interest income for the second quarter of 2006 was $26,000 compared to $15,000 for the same period in 2005. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. For the second quarter of 2006, income tax expense was $153,000, or an effective rate of 30.6% versus $124,000, or an effective rate of 31.0% for second quarter of 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

     Sales. Compared to the same period in 2005, the Company's sales increased 6% during the first six months of 2006. Sales during the first half of 2006 were $7.5 million versus sales of $7.1 million during the first six months of 2005. Sales growth was realized in both the domestic and international markets. The $233,000 domestic sales increase was due to stronger film and glass sales while the $167,000 international sales increase was mainly related to Asian sales growth.

     Cost of Goods Sold. Cost of goods sold during the first half of 2006 was $4.2 million, or 56.5% of sales, compared to $4.0 million, or 57.1% of sales, during the same period in 2005. The decrease in the cost of sales during the first six months of 2006 as a percentage of sales reflects a more favorable product mix partially offset by rising raw material and transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,288,000, or 30.6% of sales, in the first six months of 2006, from $2,331,000, or 33.0% of sales, for the same period in 2005. For the most part, the decrease in selling, general and administrative expenses in 2006 is due to $50,000 of Sarbanes Oxley compliance related expenses incurred during the first six months of 2005.

     Research and Development Expenses. Research and development expenses during the first half of 2006 were $365,000, or 4.9% of sales, versus $316,000, or 4.5% of sales, for the same period in 2005. The increase is due to an increase in production trials and additional research and development staff.

     Interest Income. Interest income for the first six months of 2006 was $50,000 compared to $25,000 for the same period in 2005. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. For the first six months of 2006, income tax expense was $201,000, or an effective rate of 31.1%. Income tax expense for the first six months of 2005 was $115,000, or an effective rate of 27.7%. The lower effective rate for the first half of 2005 was partially due to a study performed by the Company during the first quarter of 2005, related to its research and development activities resulting in tax credits totaling $15,000. The tax credits resulted in a net income tax benefit during the period of $9,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $3.8 million and $2.6 million at June 30, 2006 and June 30, 2005, respectively. The Company generated $473,000 in cash from operating activities during the six months ended June 30, 2006, compared to generating $125,000 of cash from operating activities during the same period in 2005. The increase in cash from operating activities is primarily due to the increase in net income and changes in working capital components as discussed below. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, tax effect of stock options, and certain changes in working capital components.

     During the first six months of 2006, trade receivables increased by $234,000. The increase in receivables was driven by higher sales volumes and the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $387,000 due to lower finished good levels and the timing of raw material shipments. Prepaid expenses increased $40,000, reflecting insurance costs prepaid in the first quarter of 2006. Accounts payable decreased $119,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $61,000, primarily reflecting the timing of compensation and other miscellaneous payments. Income taxes payable decreased $20,000 due to payment of 2005 taxes during the first quarter of 2006.

     For the first six months of 2006, the Company used $325,000 in investing activities. This included exercising warrants to buy an additional 43,333 shares of stock in Imaging Technology International. The price per share was $7.50 for a total cash outlay of $325,000. The Company owns approximately 6% of the outstanding shares of Imaging Technology International (iTi). Also during the first half of 2006, the Company received $84,000 from the sale of marketable securities and purchased $53,000 of plant equipment to improve efficiency, and reduce operating costs. The Company also incurred $31,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. During the first six months of 2005, the Company invested $253,000 in iTi, received $43,000 from the sale of marketable securities, purchased $44,000 in capital equipment, and incurred $18,000 in patent application costs.

     The Company realized $223,000 in cash from financing activities during the first six months of 2006 compared to $13,000 received in the same period in 2005. During the first six months of 2006, the Company received $186,000 for the issuance of 48,324 shares of common stock upon the exercise of stock options compared to $129,000 received during the first six months of 2005 for 29,401 shares of common stock issued upon the exercise of stock options. The Company also realized a $37,000 cash benefit during the first half of 2006 related to the excess tax benefit from the exercise of stock options. During the first six months of 2005 the Company repurchased 25,499 shares of common stock at a cost of $116,000.

     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2006 and there were no borrowings outstanding as of June 30, 2006. The line of credit was also not utilized during 2005, and there were no borrowings outstanding under this line as of June 30, 2005.

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

CAPITAL EXPENDITURES

     Through June 30, 2006, the Company has spent $53,000 on capital expenditures. This spending primarily consists of plant equipment upgrades and building improvements to improve efficiency and reduce operating costs.

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

INTERNATIONAL ACTIVITY

     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales during the first half 2006 and 30% of total sales for the same period in 2005. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of June 30, 2006.

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

     Other future activities which may be undertaken to expand the Company's business may include acquisitions, building expansion and additions, equipment additions, new product development and marketing opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting was held on April 27, 2006. The shareholders took the following actions:

     The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                      Votes For   Votes Withheld   Broker Non-Votes
                      ---------   --------------   ----------------
Charles H. Andresen   1,718,415       41,535               0
David O. Harris       1,725,390       34,560               0
Gerald W. Simonson    1,725,390       34,560               0
William C. Ulland     1,715,230       44,720               0
Rondi Erickson        1,726,380       33,570               0
H. Leigh Severance    1,725,390       34,560               0

     The shareholders elected to ratify the selection of McGladrey & Pullen, LLP as IKONICS Corporation's independent registered public accounting firm for the year ending December 31, 2006. The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of McGladrey & Pullen, LLP:

                                       Broker
Votes For   Votes Against   Abstain   Non-Votes
---------   -------------   -------   ---------
1,758,850         0          1,100        0

ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006:

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

                                        IKONICS CORPORATION


DATE: August 11, 2006                   By: /s/ Jon Gerlach
                                        ----------------------------------------
                                        Jon Gerlach,
                                        Chief Financial Officer, and
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