Form 10QSB
period 2006-09-30
IKONICS CORP
filed 2006-11-13
CIK 1083301

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006

                                       or

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,010,861 shares outstanding as of November 7, 2006.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets as of September 30, 2006 (unaudited) and
        December 31, 2005                                                   3

        Statements of Operations for the Three Months and Nine Months
        Ended September 30, 2006 and 2005 (unaudited)                       4

        Statements of Cash Flows for the Nine Months Ended
        September 30, 2006 and 2005 (unaudited)                             5

        Condensed Notes to Financial Statements (unaudited)                 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11

Item 3. Controls and Procedures                                            16

PART II. OTHER INFORMATION                                                 17

         SIGNATURES                                                        18

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                                  SEPTEMBER 30   DECEMBER 31
                                                                      2006           2005
                                                                  ------------   -----------
                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $ 3,986,291    $3,412,072
   Marketable securities                                                    --        84,875
   Trade receivables, less allowance for doubtful accounts of
      $50,000                                                        2,020,607     1,702,608
   Inventories (Note 2)                                              2,269,191     2,364,056
   Prepaid expenses and other assets                                    89,734        65,747
   Deferred income taxes                                                99,000        99,000
                                                                   -----------    ----------
         Total current assets                                        8,464,823     7,728,358
                                                                   -----------    ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                 1,510,483     1,479,824
   Machinery and equipment                                           2,548,974     2,531,734
   Office equipment                                                  1,324,791     1,280,149
   Vehicles                                                            174,803       174,803
                                                                   -----------    ----------
                                                                     5,559,051     5,466,510
   Less accumulated depreciation                                     4,696,064     4,514,945
                                                                   -----------    ----------
                                                                       862,987       951,565
                                                                   -----------    ----------
INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES                        865,160       450,790

INTANGIBLE ASSETS, less accumulated amortization of $153,174 in
   2006 and $134,642 in 2005                                           283,868       279,086

DEFERRED INCOME TAXES                                                   61,000        61,000
                                                                   -----------    ----------
                                                                   $10,537,838    $9,470,799
                                                                   ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $   597,023    $  438,597
   Accrued compensation                                                215,376       279,042
   Other accrued expenses                                              216,736       217,912
   Income taxes payable                                                 44,247        56,743
                                                                   -----------    ----------
         Total current liabilities                                   1,073,382       992,294
                                                                   -----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized
      250,000 shares; issued none
   Common stock, par value $.10 per share; authorized
      4,750,000 shares; issued and outstanding 2,010,861 shares
      in 2006 and 1,962,537 in 2005                                    201,086       196,254
   Additional paid-in capital                                        1,972,410     1,721,119
   Retained earnings                                                 7,290,960     6,560,236
   Accumulated other comprehensive income                                   --           896
                                                                   -----------    ----------
         Total stockholders' equity                                  9,464,456     8,478,505
                                                                   -----------    ----------
                                                                   $10,537,838    $9,470,799
                                                                   ===========    ==========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS               NINE MONTHS
                                             ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                          -----------------------   -------------------------
                                             2006         2005          2006          2005
                                          ----------   ----------   -----------   -----------
NET SALES                                 $3,673,830   $3,462,253   $11,145,304   $10,532,775
COSTS AND EXPENSES:
   Cost of goods sold                      1,975,667    1,877,244     6,197,398     5,912,178
   Selling, general, and administrative    1,122,399    1,028,592     3,410,574     3,359,970
   Research and development                  196,493      154,821       561,496       470,534
                                          ----------   ----------   -----------   -----------
                                           3,294,559    3,060,657    10,169,468     9,742,682
                                          ----------   ----------   -----------   -----------
INCOME FROM OPERATIONS                       379,271      401,596       975,836       790,093
INTEREST INCOME                               32,492       15,018        82,639        40,217
                                          ----------   ----------   -----------   -----------
INCOME BEFORE INCOME TAXES                   411,763      416,614     1,058,475       830,310
INCOME TAX EXPENSE                           126,810      129,150       327,751       243,929
                                          ----------   ----------   -----------   -----------
NET INCOME                                $  284,953   $  287,464   $   730,724   $   586,381
                                          ==========   ==========   ===========   ===========
EARNINGS PER COMMON SHARE:
   Basic                                  $     0.14   $     0.15   $      0.37   $      0.30
                                          ==========   ==========   ===========   ===========
   Diluted                                $     0.14   $     0.14   $      0.36   $      0.30
                                          ==========   ==========   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING:
   Basic                                   2,010,861    1,941,962     1,996,363     1,937,764
                                          ==========   ==========   ===========   ===========
   Diluted                                 2,043,981    1,986,033     2,029,732     1,980,151
                                          ==========   ==========   ===========   ===========

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          NINE MONTHS
                                                       ENDED SEPTEMBER 30
                                                    -----------------------
                                                       2006         2005
                                                    ----------   ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net income                                       $  730,724   $  586,381
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                     181,120      208,141
      Amortization                                      18,532       33,342
      Excess tax benefit from share-based payment
         arrangement                                   (36,712)          --
      Tax benefit from stock option exercise            14,055       25,850
      Stock based compensation                          19,021           --
      Changes in working capital components:
         Trade receivables                            (317,999)    (174,681)
         Inventories                                    94,865       14,504
         Prepaid expenses and other assets             (23,987)     (20,469)
         Accounts payable                              158,426       (2,218)
         Accrued liabilities                           (64,842)    (100,105)
         Income taxes payable                           24,216       35,258
                                                    ----------   ----------
            Net cash provided by
               operating activities                    797,419      606,004
                                                    ----------   ----------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and equipment                  (92,542)     (84,147)
   Purchase of intangibles                             (23,314)     (39,693)
   Purchase of non-marketable equity securities       (414,370)    (253,330)
   Proceeds from sales of marketable securities         83,979       42,694
                                                    ----------   ----------
            Net cash used in investing
               activities                             (446,247)    (334,476)
                                                    ----------   ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Excess tax benefits from share-based
      payment arrangement                               36,712           --
   Proceeds from exercise of stock options             186,335      170,758
   Redemption of common stock                               --     (115,664)
                                                    ----------   ----------
            Net cash provided by financing
               activities                              223,047       55,094
                                                    ----------   ----------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                    574,219      326,622
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               3,412,072    2,737,460
                                                    ----------   ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $3,986,291   $3,064,082
                                                    ==========   ==========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Income taxes paid                             $  289,480   $  198,242
                                                    ==========   ==========

See condensed notes to financial statements.

                               IKONICS CORPORATION

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The balance sheet of IKONICS Corporation (the "Company") as of September 30, 2006, and the related statements of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005, have been prepared without being audited.

     In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2006, and the results of operations and cash flows for all periods presented.

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

2.   Inventory

     The major components of inventory are as follows:

                         Sep 30, 2006   Dec 31, 2005
                         ------------   ------------
Raw materials             $1,585,038     $1,483,881
Work-in-progress             248,761        212,254
Finished goods               951,803      1,176,647
Reduction to LIFO cost      (516,411)      (508,726)
                          ----------     ----------
Total Inventory           $2,269,191     $2,364,056
                          ==========     ==========

3.   Earnings Per Common Share (EPS)

     Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as shares issuable on the exercise of options, had been issued.

     Shares used in the calculation of diluted EPS are summarized below:

                                                                        Three Months Ended
                                                                   ---------------------------
                                                                   Sep 30, 2006   Sep 30, 2005
                                                                   ------------   ------------
Weighted average common shares outstanding                           2,010,861      1,941,962
Dilutive effect of stock options                                        33,120         44,071
                                                                     ---------      ---------
Weighted average common and common equivalent shares outstanding     2,043,981      1,986,033
                                                                     =========      =========

                                                                        Nine Months Ended
                                                                   ---------------------------
                                                                   Sep 30, 2006   Sep 30, 2005
                                                                   ------------   ------------
Weighted average common shares outstanding                           1,996,363      1,937,764
Dilutive effect of stock options                                        33,369         42,387
                                                                     ---------      ---------
Weighted average common and common equivalent shares outstanding     2,029,732      1,980,151
                                                                     =========      =========

     Options to purchase 88,222 and 145,625 shares of common stock were outstanding as of September 30, 2006 and 2005, respectively.

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

     The adoption of FAS 123(R) lowered net income by approximately $4,600 for the three months ended September 30, 2006, and $13,300 for the nine months ended September 30, 2006 compared to accounting for share-based compensation under APB No. 25. The Company has elected the alternative (short-cut) method for calculating the pool of excess tax benefits (APIC
     Pool) available to absorb tax shortages recognized subsequent to the adoption of FAS 123(R). The Company's calculation of the APIC windfall at January 1, 2006 was $3,000.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123R during the periods presented. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

                                                      Three Months    Nine Months
                                                          Ended          Ended
                                                      Sep 30, 2005   Sep 30, 2005
                                                      ------------   ------------
Net income:
   As reported                                          $287,464       $586,381
   Deduct total stock-based employee compensation
      expense determined under fair value based
      method for all awards                                5,304         15,911
                                                        --------       --------
   Pro forma                                            $282,160       $570,470
                                                        ========       ========
Basic earnings per share:
   As reported                                          $   0.15       $   0.30
   Pro forma                                            $   0.15       $   0.29
Diluted earnings per share:
   As reported                                          $   0.14       $   0.30
   Pro forma                                            $   0.14       $   0.29

     As of September 30, 2006 there was approximately $42,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

     The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the option shares are sold over the exercise price of the options. Prior to the adoption of FAS 123(R), we reported all tax benefits relating to the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with FAS 123(R), for the nine months ended September 30, 2006, we began reporting the excess tax benefits from the exercise of stock options as a reduction of operating and an increase in financing cash flows. For the nine months ended September 30, 2006, $36,712 of excess tax benefits were reported in the statement of cash flows.

     Proceeds from the exercise of stock options were $186,335 for the nine months ended September 30, 2006. The actual income tax benefit realized from the exercise of stock options was $36,712 for the same period.

     During 1995, the Company, with the approval of its shareholders, adopted a stock incentive plan for the issuance of up to 57,750 shares of common stock. In 1999, the Company, with the approval of its shareholders, increased the number of shares reserved for issuance under this plan to 305,250 shares and, in 2004, increased the number of shares reserved for issuance under this plan to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 55,673 shares of common stock are reserved for additional grants of options under the plan at September 30, 2006.

     The fair value of options granted during the nine months ended September 30, 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield                                 0.0%
Expected volatility                        60.6%-63.0%
Expected life of option                     five years
Risk-free interest rate                    4.8% - 5.0%
Fair value of each option on grant date   $4.48 - $4.80

     There were no options granted during the three months ended September 30, 2006.

     Stock option activity during the nine months ended September 30, 2006 is as follows:

                                              Weighted
                                               Average
                                              Exercise
                                     Shares     Price
                                    -------   --------
Outstanding at beginning of year    130,285     $3.27
Granted                               7,250      8.03
Exercised                           (48,324)     3.86
Expired and forfeited                  (989)     4.59
                                    -------
Outstanding at September 30, 2006    88,222      3.33
                                    =======

     The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2006 was $396,448 and $357,090, respectively.

     The following table summarizes information about stock options outstanding at September 30, 2006:

                          Options Outstanding
               -----------------------------------------       Options Exercisable
                                  Weighted-                --------------------------
                   Number          Average     Weighted-       Number       Weighted-
  Range of     Outstanding at     Remaining     Average    Exercisable at    Average
  Exercise      September 30,    Contractual    Exercise    September 30,    Exercise
   Price            2006        Life (years)     Price          2006          Price
------------   --------------   ------------   ---------   --------------   ---------
$2.00 - 2.99       58,222           1.14         $2.44         58,222         $2.44
 3.00 - 3.99       11,250           1.84          3.36          7,500          3.36
 4.00 - 4.99        9,250           3.58          4.32          2,916          4.32
 7.00 - 8.99        9,500           4.04          7.79          1,500          7.01
                   ------                                      ------
                   88,222           1.80          3.33         70,138          2.72
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

6.   Comprehensive income

     Comprehensive income includes unrealized gains and losses on the Company's available for sale marketable securities. Total comprehensive income was $284,953 and $287,678 for the three months ended September 30, 2006 and 2005, respectively. Total comprehensive income was $731,620 and $589,326 for the nine months ended September 30, 2006 and 2005, respectively.

7.   Recent Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in fiscal 2007. The Company is evaluating the interpretation to determine the effect on our financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in fiscal year 2008. The Company is evaluating the statement to determine the effect on the financial statements and related disclosures.

                               IKONICS CORPORATION

     The information presented below in Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under "Factors that May Affect Future Results" below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are summarized below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the third quarter of 2006, the nine months ended September 30, 2006 and the same periods of 2005. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain statements made in this Quarterly Report on Form 10-QSB, including those summarized below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ from those presented. Factors that could cause actual results to differ include those identified below following each summarized forward-looking statement.

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

     Deferred Tax Assets. At September 30, 2006, the Company had approximately $160,000 of net deferred tax assets. The net deferred tax assets result primarily from timing differences in intangible assets and property and equipment. The Company has recorded a $27,000 valuation allowance to reserve for items that will more likely than not be realized. The Company has determined that it is more likely than not that the remaining net deferred tax assets reflected on the balance sheet will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2006 COMPARED TO QUARTER ENDED JUNE 30, 2005

     Sales. The Company realized 6.1% sales growth during the third quarter of 2006 with sales of $3.7 million, compared to $3.5 million in sales during the same period in 2005. International sales for the third quarter of 2006 increased by $125,000 compared to the same period in 2005 due to stronger Asian sales. Domestic sales also increased by $87,000 due to an increase in glass and equipment shipments.

     Cost of Goods Sold. Cost of goods sold during the third quarter of 2006 was $2.0 million, or 53.8% of sales, compared to $1.9 million, or 54.2% of sales, during the same period in 2005. The decrease as a percentage of sales was the result of a more favorable product mix partially offset by an increase in raw material and transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million, or 30.5% of sales, in the third quarter of 2006 versus $1.0 million, or 29.7% of sales, for the same period in 2005. Selling, general and administrative expenses increased during the third quarter of 2006 due to higher trade show and promotional expenses.

     Research and Development Expenses. Research and development expenses during the third quarter of 2006 were $196,000, or 5.3% of sales, versus $155,000, or 4.5% of sales, for the same period in 2005. The increase is due to spending on new product and additional research and development staff.

     Interest Income. Interest income for the third quarter of 2006 was $32,000 compared to $15,000 for the same period in 2005. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. For the third quarter of 2006, income tax expense was $127,000, or an effective rate of 30.8% versus $129,000, or an effective rate of 31.0% for third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

     Sales. Compared to the same period in 2005, the Company's sales increased 5.8% during the first nine months of 2006. Sales during the first nine months of 2006 were $11.1 million versus sales of $10.5 million during the first nine months of 2005. Sales growth was realized in both the domestic and international markets. The $320,000 domestic sales increase was due to stronger film and glass sales while the $290,000 international sales increase was mainly related to Asian sales growth.

     Cost of Goods Sold. Cost of goods sold during the first nine months of 2006 was $6.2 million, or 55.6% of sales, compared to $5.9 million, or 56.1% of sales, during the same period in 2005. The decrease in the cost of sales during the first nine months of 2006 as a percentage of sales reflects a more favorable product mix partially offset by rising raw material and transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of 2006 and 2005 were $3.4 million for each year. Increased promotional spending in 2006 was offset by Sarbanes Oxley compliance related expenses incurred during the first nine months of 2005.

     Research and Development Expenses. Research and development expenses during the nine months of 2006 were $561,000, or 5.0% of sales, versus $471,000, or 4.5% of sales, for the same period in 2005. The increase is due to an increase in spending on new product development, production trials and additional research and development staff.

     Interest Income. Interest income for the first nine months of 2006 was $83,000 compared to $40,000 for the same period in 2005. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. For the first nine months of 2006, income tax expense was $328,000, or an effective rate of 31.0%. Income tax expense for the first nine months of 2005 was $244,000, or an effective rate of 29.4%. The lower effective rate for the first nine months of 2005 was partially due to a study performed by the Company during the first quarter of 2005, related to its research and development activities resulting in tax credits totaling $15,000. The tax credits resulted in a net income tax benefit during the first nine months of 2005 of $9,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $4.0 million and $3.1 million at September 30, 2006 and September 30, 2005, respectively. The Company generated $797,000 in cash from operating activities during the nine months ended September 30, 2006, compared to $606,000 during the same period in 2005. The increase in cash from operating activities is primarily due to the increase in net income and changes in working capital components as discussed below. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, tax effect of stock options, stock based compensation, and certain changes in working capital components.

     During the first nine months of 2006, trade receivables increased by $318,000. The increase in receivables was driven by higher sales volumes and the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $95,000 due to lower finished good levels. Prepaid expenses increased $24,000, reflecting annual insurance premiums prepaid in the first quarter of 2006. Accounts payable increased $158,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $65,000, primarily reflecting the timing of compensation and other miscellaneous payments. The $24,000 income taxes payable increase reflects the timing of estimated 2006 tax payments compared to 2006 calculated tax liability.

     For the first nine months of 2006, the Company used $446,000 in investing activities. This included exercising warrants to buy an additional 43,333 shares of stock in Imaging Technology International at $7.50 per share and 10,833 shares at $8.25 per share for a total cash outlay of $414,000. The Company owns approximately 6% of the outstanding shares of Imaging Technology International
(iTi). Also during the first nine months of 2006, the Company received $84,000 from the sale of marketable securities and purchased $93,000 of plant equipment to improve efficiency, and reduce operating costs. The Company also incurred $23,000 in patent application costs that the Company recorded as an asset and amortizes upon successful completion of the application process. During the first nine months of 2005, the Company invested $253,000 in iTi, received $43,000 from the sale of marketable securities, purchased $84,000 in capital equipment, and incurred $40,000 in patent application costs.

     The Company realized $223,000 in cash from financing activities during the first nine months of 2006 compared to $55,000 received in the same period in 2005. During the first nine months of 2006, the Company received $186,000 for the issuance of 48,324 shares of common stock upon the exercise of stock options compared to $171,000 received during the first nine months of 2005 for 43,151 shares of common stock issued upon the exercise of stock options. The Company also realized a $37,000 cash benefit during the first nine months of 2006 related to the excess tax benefit from the exercise of stock options. During the first nine months of 2005 the Company repurchased 25,499 shares of common stock at a cost of $116,000.

     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first nine months of 2006 and there were no borrowings outstanding as of September 30, 2006. The line of credit was also not utilized during 2005, and there were no borrowings outstanding under this line as of September 30, 2005.

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

CAPITAL EXPENDITURES

     Through September 30, 2006, the Company has spent $93,000 on capital expenditures. This spending primarily consists of plant equipment upgrades and building improvements to improve efficiency and reduce operating costs.

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

INTERNATIONAL ACTIVITY

     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales during the first nine months of 2006 and 29% of total sales for the same period in 2005. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of September 30, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in fiscal 2007. The Company is evaluating the interpretation to determine the effect on our financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in fiscal year 2008. The Company is evaluating the statement to determine the effect on the financial statements and related disclosures.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006:

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

                                        IKONICS CORPORATION


DATE: November 13, 2006                 By: /s/ Jon Gerlach
                                            ------------------------------------
                                            Jon Gerlach,
                                            Chief Financial Officer and
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