Form 10KSB
period 2006-12-31
IKONICS CORP
filed 2007-03-21
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From __________ to __________.

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

     Securities registered under Section 12(b) of the Act: Common Stock, par value $.10 per share

     Securities registered under Section 12(g) of the Act: None

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

     The issuer's revenues for its most recent fiscal year were: $14,888,912

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2007 was $10,402,465, based on the closing price for the issuer's Common Stock on such date as reported on the Nasdaq Capital Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,017,430 issued and outstanding as of February 28, 2007.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IKONICS Corporation ("IKONICS" or the "Company") was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light-sensitive liquid coatings ("emulsions") and films, and proprietary substrates for abrasive, rotary and laser etching. The Company also markets inkjet receptive films, ancillary chemicals, equipment and other consumables to provide a full line of products and services to its customers. In 2006, the Company began to offer custom etching services for silicon wafers, glass wafers and industrial ceramics based on proprietary technology, and also began a research program with imaging Technology international to develop digital imaging technologies for niche industrial markets. The Company's products serve the screen printing, awards and recognition, signage, electronics, and industrial ceramics markets, as well as other industrial markets. On December 29, 2006, the Company acquired the image mate(TM) line of screen print photochemical products and adhesives from Franklin International. These products continue to be sold under the image mate brand, primarily through established image mate distribution, although some cross fertilization between the image mate and Chromaline brands may occur. In 2006, the Company established the IKONICSImaging business unit, which comprises PhotoBrasive Systems, serving the awards and recognition, and monument markets; IKONSign Systems, serving the signage market; and Industrial Solutions, serving industrial markets for glass, silicon, and ceramic etching, as well as providing industrial inkjet technology.

PRODUCTS

     IKONICS' core technology is the use of photochemicals to create masks or stencils for the transfer of images. These images may be transferred using the mask or stencil by ink through screen printing or by abrasive etching onto various substrates. The Company also sells a proprietary metal composite product, which can be etched using a laser, rotary engraver, or through abrasive etching. In 2006, the Company began to produce digital image transfer technology for certain industrial markets and applied for a related patent.

DISTRIBUTION

     The Company currently has approximately 180 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.

     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2006, no one customer accounted for more than 10% of revenues.

QUALITY CONTROL IN MANUFACTURING

     In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997, 2000, 2003 and 2006. IKONICS' quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers' needs.

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

     IKONICS spent 5.0% of sales ($742,000) on research and development in 2006 and 4.6% ($642,000) in 2005. In its research program, IKONICS has developed unique light-sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2007 and 2020. The Company also has ten United States patent applications pending. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within IKONICS, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees, and confidentiality agreements with vendors. In its product development program, IKONICS is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of IKONICS products for different climatic zones. Over the past year, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and substrates.

     In addition to its patents, the Company has various trademarks including the "IKONICS," "Chromaline," "PhotoBrasive," "AccuArt," "Nichols" and "image mate" trademarks. The "image mate" trademark was acquired as part of an asset purchase from Franklin International during December 2006.

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

COMPETITION

     The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter. The Company is actively pursuing other markets where its image-transfer technology may offer significant value. IKONICS has two primary competitors in its screen printing film business, both of which are foreign-owned entities. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company's abrasive etching products has one significant competitor. IKONICS considers itself to be the leader in this market. There are significant competitors, using different technologies in new markets being entered by the Company.

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

EMPLOYEES

     As of February 28, 2007, the Company had approximately 70 full-time employees, 66 of whom are located at the Company's headquarters in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2. PROPERTY

     The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. Shipping and distribution for the Company operates from a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. The Company also leases warehouse space at two locations in Superior, Wisconsin and one in Duluth, Minnesota.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's Common Stock is traded on the Nasdaq Capital Market under the symbol IKNX. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices for the Company's Common Stock as reported on the Nasdaq Capital Market for the periods indicated. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        HIGH      LOW
                                       ------   ------
FISCAL YEAR ENDED DECEMBER 31, 2006:
   First Quarter ...................   $ 8.33   $ 6.26
   Second Quarter ..................    10.47     7.06
   Third Quarter ...................     8.97     7.15
   Fourth Quarter ..................     8.60     7.02

FISCAL YEAR ENDED DECEMBER 31, 2005:
   First Quarter ...................   $ 7.35   $ 5.51
   Second Quarter ..................     7.00     4.20
   Third Quarter ...................     6.99     4.95
   Fourth Quarter ..................     8.99     5.78

     As of February 28, 2007, the Company had approximately 654 shareholders. The Company has never declared or paid any dividends on its Common Stock.

     The Company did not purchase shares of its equity securities during 2006. A total of 50,007 shares of Common Stock may yet be purchased under the repurchase program approved by the Company's Board of Directors in February 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2006 and 2005 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2006 and 2005.

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

     - The Company's belief that costs related to Section 404 of the Sarbanes-Oxley Act of 2002 should be higher in 2007--This belief may be impacted by changes in law or regulation affecting the timing of the Company's required compliance with Section 404 or unanticipated barriers to such compliance resulting from the Company's internal controls or third party influences.

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

     Deferred Tax Assets. At December 31, 2006, the Company had approximately $145,000 of net deferred tax assets. The deferred tax assets result primarily from temporary differences in accrued expenses, inventory reserves, intangible assets and property and equipment. The Company has recorded a $27,000 valuation allowance to reserve for items that more likely than not will not be realized. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.

     Revenue Recognition. The Company recognizes revenue on products when title passes which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

     Sales. The Company's net sales increased 6.6% to $14.9 million in 2006, compared to net sales of $14.0 million in 2005. Sales increases were realized in both international and domestic markets. International shipments grew 10.1% mainly due to increased film shipments to Asia. The 5.1% domestic sales increase was driven by both higher film and glass shipments.

     Cost of Goods Sold. Cost of goods sold was $8.2 million, or 55.0% of sales, in 2006 and $7.7 million, or 55.5% of sales, in 2005. The decrease in the cost of sales as a percentage of sales during 2006 reflects a more favorable product mix partially offset by rising raw material and transportation costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.5 million, or 30.2% of sales, in 2006 from $4.4 million, or 31.3% of sales, in 2005. The 2006 increase was due to $140,000 of additional trade show and advertising expenses. Salary, insurance and pension costs also increased by $100,000. These cost increases were partially offset by a $80,000 decrease in travel costs and a $20,000 decrease in depreciation. The Company also incurred $40,000 in additional expenses related to Sarbanes-Oxley compliance in 2005 as compared to 2006. The Company anticipates that Sarbanes-Oxley compliance expenses will increase by $60,000 in 2007 as compared to 2006.

     Research and Development Expenses. Research and development expenses were $742,000, or 5.0% of sales, in 2006 compared to $642,000, or 4.6% of sales, in 2005. The increase is due to an increase in spending on new product development, production trials, and additional research and development staff.

     Interest Income. Interest income increased to $115,000 for 2006, compared to $58,000 for 2005. The increase was primarily due to increased interest rates and a larger average cash balance during the year.

     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the foreign sales exclusion, state income taxes and federal tax credits for research and development. Income tax expense in 2006 was $466,000, or an effective rate of 29.3%. Income tax expense for 2005 was $348,000, or an effective rate of 27.7%. The lower effective rate for 2005 was partially due to a study performed by the Company during 2005 related to its research and development activities resulting in tax credits totaling $15,000. The Company also realized a larger benefit in 2005 related to the foreign sales exclusion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $3,428,000 and $3,412,000 at December 31, 2006 and 2005, respectively. The Company generated $1,076,000 in cash from operating activities during 2006 compared to $980,000 of cash generated from operating activities during 2005. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, stock based compensation, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

     During 2006, trade receivables increased by $274,000. The increase in receivables is primarily related to higher sales. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased by $34,000 due to higher raw material and finished goods inventory stock. Accounts payable decreased by $150,000, reflecting the timing of payments to suppliers. Income taxes payable increased by $74,000 as a result of the timing of estimated 2006 tax payments compared to the calculated 2006 tax liability.

     The Company used $1,283,000 and $423,000 in cash for investing activities during 2006 and 2005, respectively. During 2006, the Company invested $538,000 in imaging Technology international Corporation ("iTi") to acquire 69,166 common shares. The Company owns 105,662 shares of iTi which represents 7% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on inkjet technology and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for inkjet printing and the Company's plans to develop proprietary industrial inkjet technologies. On December 29, 2006, the Company acquired the image mate(TM) line of screen printing products from Franklin International for $533,000. Unaudited image mate sales in 2006 were estimated to be $600,000. The acquisition included inventory, equipment, deposits under an agreement to purchase key raw materials from Franklin International and an agreement not to compete. The Company made $274,000 of property and equipment purchases during 2006. The purchases were comprised of plant and research equipment to improve efficiency and safety, reduce operating costs and update facilities, and two automobiles. The Company also incurred $28,000 in patent application costs that it recorded as an asset and amortizes upon successful completion of the application process. The Company received $84,000 during 2006 from the sale of marketable securities and $6,000 from the sale of an automobile.

     During 2005, the Company invested $253,000 in iTi to acquire 36,496 common shares and warrants to purchase an additional 33,333 common shares of iTi. The Company made $211,000 of property and equipment purchases during 2005 and $12,000 in patent application costs. The Company received $43,000 during 2005 from the sale of marketable securities and $11,000 from the sale of automobiles.

     The Company realized $223,000 in cash from financing activities during 2006 compared to $117,000 received in 2005. During 2006, the Company received $186,000 for the issuance of 48,324 shares of common stock issued upon the exercise of stock options compared to $233,000 received during 2005 for 57,491 shares of common stock issued upon the exercise of stock options. The Company also realized a $37,000 cash benefit during 2006 related to the excess tax benefit from the exercise of stock options. The Company repurchased 25,499 shares of its common stock at a cost of $116,000 during 2005.

     A bank line of credit provides for borrowings of up to $1,250,000. Borrowings under this line of credit are collateralized by accounts receivable and inventory and bear interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the year and there were no borrowings outstanding as of December 31, 2006. The line of credit was also not utilized during 2005 and there were no borrowings outstanding under this line as of December 31, 2005.

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

CAPITAL EXPENDITURES

     The Company spent $274,000 on capital expenditures during 2006. This spending included plant and research equipment upgrades to improve efficiency and safety, reduce operating costs, update facilities and vehicles.

     Plans for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS' laboratory, research and development to improve measurement and quality control processes and vehicles. These commitments are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

     The Company markets its products to numerous countries in all regions of the world including North America, Europe, Latin America, and Asia. Foreign sales were approximately 30.4% of total sales during 2006 and 29.4% of total sales in 2005. Foreign sales in 2006 reflect increased shipments to Asia. Fluctuations in certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in fiscal 2007. The Company does not expect this interpretation will have a material effect on its financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in fiscal year 2008. The Company is evaluating the statement to determine the effect on its financial statements and related disclosures.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
IKONICS Corporation
Duluth, Minnesota

We have audited the balance sheets of IKONICS Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised
2004), "Share-Based Payment".


/s/ McGladrey & Pullen, LLP

Duluth, Minnesota
March 21, 2007

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

                                                                      2006         2005
                                                                  -----------   ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                      $ 3,428,186   $3,412,072
   Marketable securities                                                   --       84,875
   Trade receivables, less allowance for doubtful
      accounts of $50,000 (Note 10)                                 1,976,893    1,702,608
   Inventories (Notes 1 and 10)                                     2,494,876    2,364,056
   Deposits, prepaid expenses and other assets (Note 3)               232,255       65,747
   Deferred income taxes (Note 2)                                      97,000       99,000
                                                                  -----------   ----------
         Total current assets                                       8,229,210    7,728,358
                                                                  -----------   ----------
PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                1,500,271    1,479,824
   Machinery and equipment                                          2,396,867    2,531,734
   Office equipment                                                   817,406    1,280,149
   Vehicles                                                           203,816      174,803
                                                                  -----------   ----------
                                                                    4,918,360    5,466,510
   Less accumulated depreciation                                    3,926,440    4,514,945
                                                                  -----------   ----------
                                                                      991,920      951,565
                                                                  -----------   ----------
INTANGIBLE ASSETS, less accumulated amortization of $159,351 in
   2006 and $134,642 in 2005 (Notes 3 and 4)                          485,421      279,086

DEFERRED INCOME TAXES (Note 2)                                         48,000       61,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES (Note 1)              988,910      450,790
                                                                  -----------   ----------
                                                                  $10,743,461   $9,470,799
                                                                  ===========   ==========

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

                                                                      2006         2005
                                                                  -----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $   288,449   $  438,597
   Accrued compensation                                               324,082      279,042
   Other accrued expenses                                             172,381      217,912
   Income taxes payable                                                94,450       56,743
                                                                  -----------   ----------
         Total current liabilities                                    879,362      992,294
                                                                  -----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share;
      authorized 250,000 shares:
      issued none
   Common stock, par value $.10 per share;
      authorized 4,750,000 shares:
      issued and outstanding 2,010,861 shares
      in 2006 and 1,962,537 shares in 2005                            201,086      196,254
   Additional paid-in capital                                       1,979,012    1,721,119
   Retained earnings                                                7,684,001    6,560,236
   Accumulated other comprehensive income                                  --          896
                                                                  -----------   ----------
         Total stockholders' equity                                 9,864,099    8,478,505
                                                                  -----------   ----------
                                                                  $10,743,461   $9,470,799
                                                                  ===========   ==========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

                                              2006          2005
                                          -----------   -----------
NET SALES (Note 6)                        $14,888,912   $13,971,217

COSTS AND EXPENSES:
   Cost of goods sold                       8,181,814     7,748,707
   Selling, general and administrative      4,490,381     4,383,144
   Research and development                   742,406       641,622
                                          -----------   -----------
                                           13,414,601    12,773,473
                                          -----------   -----------
INCOME FROM OPERATIONS                      1,474,311     1,197,744
INTEREST INCOME                               115,454        58,425
                                          -----------   -----------
INCOME BEFORE INCOME TAXES                  1,589,765     1,256,169
FEDERAL AND STATE INCOME TAXES (Note 2)       466,000       348,000
                                          -----------   -----------
NET INCOME                                $ 1,123,765   $   908,169
                                          ===========   ===========
EARNINGS PER COMMON SHARE:
   Basic                                  $      0.56   $      0.47
                                          ===========   ===========
   Diluted                                $      0.55   $      0.46
                                          ===========   ===========
WEIGHTED AVERAGE COMMON SHARES:
   Basic                                    2,000,017     1,944,330
                                          ===========   ===========
   Diluted                                  2,027,916     1,986,885
                                          ===========   ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                         ACCUMULATED        TOTAL
                                                           COMMON STOCK        ADDITIONAL                    OTHER         STOCK-
                                                       --------------------     PAID-IN      RETAINED    COMPREHENSIVE    HOLDERS'
                                                         SHARES     AMOUNT      CAPITAL      EARNINGS    INCOME (LOSS)     EQUITY
                                                       ---------   --------   -----------   ----------   -------------   ----------
BALANCE AT DECEMBER 31, 2004                           1,930,545   $193,055   $ 1,477,815   $5,745,662      $(2,316)     $7,414,216
   Net income                                                 --         --            --      908,169           --         908,169
   Unrealized gain on available-for-sale securities           --         --            --           --        3,212           3,212
                                                                                                                         ----------
      Total comprehensive income                              --         --            --           --           --         911,381
   Exercise of stock options                              57,491      5,749       227,042           --           --         232,791
   Common stock repurchased                              (25,499)    (2,550)      (19,519)     (93,595)          --        (115,664)
   Tax benefit resulting from stock option exercises          --         --        35,781           --           --          35,781
                                                       ---------   --------   -----------   ----------      -------      ----------
BALANCE AT DECEMBER 31, 2005                           1,962,537    196,254     1,721,119    6,560,236          896       8,478,505
   Net income                                                 --         --            --    1,123,765           --       1,123,765
   Unrealized loss on available-for-sale securities           --         --            --           --         (896)           (896)
                                                                                                                         ----------
      Total comprehensive income                              --         --            --           --           --       1,122,869
   Exercise of stock options                              48,324      4,832       181,503           --           --         186,335
   Tax benefit resulting from stock option exercises          --         --        14,055           --           --          14,055
   Stock based compensation and related tax benefit           --         --        62,335           --           --          62,335
                                                       ---------   --------   -----------   ----------      -------      ----------
BALANCE AT DECEMBER 31, 2006                           2,010,861   $201,086   $1,979,012,   $7,684,001      $    --      $9,864,099
                                                       =========   ========   ===========   ==========      =======      ==========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                     2006         2005
                                                                 -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 1,123,765   $  908,169
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                   242,833      269,549
      Amortization                                                    24,710       24,914
      Excess tax benefit from share-based payment arrangement        (36,712)          --
      Tax benefit from stock option exercise                          14,055       35,781
      Stock based compensation                                        25,623           --
      (Gain) Loss on sale of vehicles                                   (640)       7,992
      Deferred income taxes                                           15,000       48,000
      Changes in working capital components, net of effects of
         business acquisition:
            Trade receivables                                       (274,285)     (59,704)
            Inventories                                               34,101     (162,774)
            Prepaid expenses and other assets                        (16,508)      (8,402)
            Accounts payable                                        (150,148)     (97,794)
            Accrued expenses                                            (491)     (12,258)
            Income taxes payable                                      74,419       26,574
                                                                 -----------   ----------
               Net cash provided by operating activities           1,075,722      980,047
                                                                 -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (273,548)    (211,276)
   Proceeds on sale of vehicles                                        6,000       11,000
   Business acquisition (Note 3)                                    (532,921)          --
   Purchase of intangibles                                           (28,045)     (11,651)
   Purchase of non-marketable equity securities                     (538,120)    (253,330)
   Proceeds from sale of marketable securities                        83,979       42,695
                                                                 -----------   ----------
               Net cash used in investing activities              (1,282,655)    (422,562)
                                                                 -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Excess tax benefit from share-based payment arrangement            36,712           --
   Proceeds from exercise of stock options                           186,335      232,791
   Redemption of common stock                                             --     (115,664)
                                                                 -----------   ----------
               Net cash provided by financing activities             223,047      117,127
                                                                 -----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             16,114      674,612
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     3,412,072    2,737,460
                                                                 -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 3,428,186   $3,412,072
                                                                 ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for income taxes                                    $   362,526   $  237,645
                                                                 ===========   ==========

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Foreign Sales - IKONICS Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers' applications are primarily screen printing and abrasive etching. The Company's principal markets are throughout the United States. In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

     Foreign sales approximated 30.4% of total sales in 2006 and 29.4% of total sales in 2005. Thirty-nine percent and forty-four percent, respectively, of the Company's accounts receivable at December 31, 2006 and 2005 are due from foreign customers. The foreign receivables are composed primarily of open credit arrangements with terms ranging from 45 to 90 days. No single customer represented greater than 10% of net sales in 2006 or in 2005.

     A summary of the Company's significant accounting policies follows:

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of putable variable rate municipal bonds backed by a letter of credit and money market funds in which the carrying value of both types of instruments approximate market value because of the short maturity of these instruments.

     Marketable Securities - Marketable securities were classified as available-for-sale and consist primarily of municipal revenue bonds that were held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities were carried at fair market value with changes in fair value, net of tax, recorded in other comprehensive income. There were no marketable securities at December 31, 2006.

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

     Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $535,000 and $509,000 higher than reported at December 31, 2006 and 2005, respectively. The major components of inventories are as follows:

                             2006         2005
                          ----------   ----------
Raw materials             $1,577,165   $1,483,881
Work-in-progress             225,033      212,254
Finished goods             1,227,806    1,176,647
Reduction to LIFO cost      (535,128)    (508,726)
                          ----------   ----------
   Total inventories      $2,494,876   $2,364,056
                          ==========   ==========

     Depreciation - Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

                          Years
                          -----
Building                  15-40
Machinery and equipment   5-10
Office equipment          3-10
Vehicles                    3

     Intangible Assets- Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms. Remaining estimated useful lives on intangible assets range from 5 to 14 years. Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value of the intangibles to their future undiscounted cash flows. To the extent there is impairment, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.

     Investments in Non-Marketable Equity Securities - Investments in non-marketable equity securities consist of a $791,450 investment in imaging Technology international ("iTi"). The Company acquired an additional 69,166 common shares of iTi during 2006. The Company currently owns 105,662 common shares of iTi which represents 7% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on inkjet technology and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for inkjet printing and its plan to develop proprietary industrial inkjet technology. The Company has a $197,460 equity investment in Apprise Technologies, Inc. As of December 31, 2006, the Company's ownership of Apprise's common and preferred stock represented approximately 4.95% of the outstanding shares of Apprise. The Company accounts for these investments by the cost method because the common stock of each corporation is unlisted and the criteria for using the equity method of accounting are not satisfied. The Company reviews these investments for impairment annually and writes them down whenever the recorded amount exceeds estimated fair market value. During February 2007, Apprise was acquired by Eco Lab Incorporated for cash. The Company realized a gain of approximately $55,000 on the first payment from the transaction. The Company also expects to receive an additional $40,000 in 2008 at which time an additional gain will be recognized. Cash received in February 2007 was $253,000.

     Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of the non-marketable equity securities approximated their estimated fair value based on management's knowledge of recent sales prices of the non-marketable equity securities.

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

     Shares used in the calculation of diluted EPS are summarized below:

                                                2006        2005
                                             ---------   ---------
Weighted average common shares outstanding   2,000,017   1,944,330
Dilutive effect of stock options                27,899      42,555
                                             ---------   ---------
Weighted average common and common
   equivalent shares outstanding             2,027,916   1,986,885
                                             =========   =========

     Options to purchase 88,222 and 130,285 shares of common stock were outstanding as of December 31, 2006 and 2005, respectively.

     Employee Stock Plan - Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), "Share-Based Payment," (FAS 123(R)) using the modified-prospective-transition method. Prior to the adoption of FAS 123(R), we accounted for stock option grants under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

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

     The adoption of FAS 123(R) lowered net income by approximately $25,600 for the year ended December 31, 2006, compared to accounting for share-based compensation under APB No. 25. The Company has elected the alternative (short-cut) method for calculating the pool of excess tax benefits (APIC
     Pool) available to absorb tax shortages recognized subsequent to the adoption of FAS 123(R). The Company's calculation of the APIC windfall at January 1, 2006 was $3,000.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) during the period prior to its effective date. For the purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the vesting periods of the options.

                                                     Year Ended
                                                    December 31,
                                                        2005
                                                    ------------
Net income:
   As reported                                        $908,169
   Deduct total stock-based employee compensation
      expense determined under fair value based
      method for all awards                             21,214
                                                      --------
   Pro forma                                          $886,955
                                                      ========
Basic earnings per common share:
   As reported                                        $   0.47
   Pro forma                                          $   0.46
Diluted earnings per common share:
   As reported                                        $   0.46
   Pro forma                                          $   0.45

     As of December 31, 2006, there was approximately $36,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

     The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the option shares are sold over the exercise price of the options. Prior to the adoption of FAS 123(R), the Company reported all tax benefits relating to the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with FAS 123(R), for the year ended December 31, 2006, we began reporting the excess tax benefits from the exercise of stock options as a reduction of operating and an increase in financing cash flows. For the year ended December 31, 2006, $36,712 of excess tax benefits was reported in the statement of cash flows.

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

     Foreign Currency Translation - Foreign currency transactions and translation adjustments did not have a significant effect on the Statements of Stockholders' Equity and Comprehensive Income and Cash Flows for 2006 and 2005.

2.   INCOME TAXES

     Income tax expense for the years ended December 31, 2006 and 2005 consists of the following:

                                                2006       2005
                                              --------   --------
Current:
   Federal                                    $401,000   $262,000
   State                                        50,000     38,000
                                              --------   --------
                                               451,000    300,000
Deferred                                        15,000     48,000
                                              --------   --------
                                              $466,000   $348,000
                                              ========   ========

     The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2006 and 2005 to income before taxes, is reconciled to income tax expense as follows:

                                                2006       2005
                                              --------   --------
Expected provision for federal income taxes   $556,400   $439,700
State income taxes, net of federal benefit      36,300     25,700
Extraterritorial income exclusion              (49,400)   (64,700)
Domestic manufacturers deduction               (11,100)        --
Non-deductible meals and entertainment          16,400     13,600
Tax-exempt interest                            (39,000)   (18,100)
R&D Credit                                     (13,600)   (29,000)
Other                                          (30,000)   (19,200)
                                              --------   --------
                                              $466,000   $348,000
                                              ========   ========

     Deferred tax assets consist of the following as of December 31, 2006 and 2005:

                                                2006       2005
                                              --------   --------
Property and equipment and other assets       $ 38,000   $ 40,000
Accrued vacation                                19,000     14,000
Other accrued expenses                          49,000     47,000
Inventories                                     12,000     20,000
Allowance for doubtful accounts                 18,000     18,000
Allowance for sales returns                      7,000      7,000
Intangible assets                               10,000     21,000
Capital loss carryforward                       27,000     27,000
                                              --------   --------
                                               180,000    194,000
Less valuation allowance                       (27,000)   (27,000)
                                              --------   --------
                                               153,000    167,000
Deferred tax liabilities:
   Prepaid expenses                              8,000      7,000
                                              --------   --------
                                              $145,000   $160,000
                                              ========   ========

     The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2006 and 2005 as follows:

                                                2006       2005
                                              --------   --------
Current assets                                $ 97,000   $ 99,000
Noncurrent assets                               48,000     61,000
                                              --------   --------
                                              $145,000   $160,000
                                              ========   ========

3.   PURCHASE OF ASSETS

     On December 29, 2006, the Company acquired certain assets of Franklin International Inc. (Franklin) related to the image mate (TM) line of screen printing products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired were recorded at their fair market value. The assets acquired include lab equipment, raw materials and finished goods inventory, and a non-compete agreement with Franklin. The costs allocated to the non-compete agreement will be amortized on a straight-line basis over its seven year term. In connection with the acquisition, the Company entered into an agreement to prepay for inventory purchases from Franklin, which are expected to be utilized over three years.

     The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid for assets           $528,921
Acquisition costs incurred              4,000
                                     --------
   Total purchase price              $532,921
                                     ========

Purchase Price Allocation
   Inventory                         $164,921
   Deposit for inventory purchases    150,000
   Equipment                           15,000
   Noncompete agreement               203,000
                                     --------
                                     $532,921
                                     ========

     If the acquisition had occurred on January 1, 2005, the unaudited pro forma impact on revenues would have been to increase revenues by approximately $600,000 for each of the years ended December 31, 2005 and 2006. The unaudited proforma net income and earnings per common share would not have been significant to the amounts reported in the Company's financial statements for such years.

4.   INTANGIBLE ASSETS

     Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. During 2005, application costs for two patents with total capitalized costs of $30,341 were expensed as it was determined that these projects had no future value. No impairment adjustments to intangible assets were made during the year ended December 31, 2006.

     Intangible assets at December 31, 2006 and 2005 consist of the following:

                                     December 31, 2006               December 31, 2005
                               -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
   Patents                        $241,773       $ (81,022)       $213,728       $ (71,102)
   Licenses                        100,000         (35,000)        100,000         (26,875)
   Non-compete agreement           303,000         (43,330)        100,000         (36,664)
                                  --------       ---------        --------       ---------
                                  $644,773       $(159,352)       $413,728       $(134,642)
                                  ========       =========        ========       =========

                                      2006      2005
                                    -------   -------
Aggregate amortization expense:
   For the year ended December 31   $24,710   $24,914

     Estimated amortization expense for the year ended December 31:

2007   $53,710
2008    53,710
2009    53,710
2010    53,710
2011    53,710

     In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements. The Company incurred $119,000 of expense under these agreements during 2006, and $108,000 during 2005.

5.   RETIREMENT PLAN

     The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes 5% of each eligible employee's compensation. Total retirement expense for the years ended December 31, 2006 and 2005 was approximately $163,000 and $150,000, respectively.

6.   SEGMENT INFORMATION

     The Company's reportable segments are strategic business units that offer different products and have a varied customer base. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film which is sold to distributors located in the United States. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States. It is also entering the market for etched ceramics, glass and silicon wafers; and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

     Management evaluates the performance of each segment based on the components of divisional income, and with the exception for accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

     For the year ended December 31, 2006

                                                   IKONICS
                        DOMESTIC     EXPORT**      IMAGING       OTHER        TOTAL
                       ----------   ----------   ----------   ----------   -----------
Net sales              $5,777,987   $4,531,605   $4,579,320   $       --   $14,888,912
Cost of good sold       3,803,598    2,955,011    2,143,205           --     8,181,814
Selling, general and
   administrative*        965,695      395,619    1,479,464    1,649,603     4,490,381
Accounts receivable       842,144      780,599      384,748      (30,598)    1,976,893

     For the year ended December 31, 2005

                                                   IKONICS
                        DOMESTIC     EXPORT**      IMAGING       OTHER        TOTAL
                       ----------   ----------   ----------   ----------   -----------
Net sales              $5,512,880   $4,115,198   $4,343,139   $       --   $13,971,217
Cost of good sold       3,071,175    2,669,605    2,007,927           --     7,748,707
Selling, general and
   administrative*        935,424      445,852    1,381,117    1,620,751     4,383,144
Accounts receivable       696,615      748,002      290,305      (32,314)    1,702,608

* The company does not allocate all general and administrative expenses to its operating segments for internal reporting.

** In 2006 and 2005, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2006 and 2005.

     30.4% and 29.4%, respectively, of the Company's net sales at December 31, 2006 and 2005 are from foreign customers.

7.   STOCK OPTIONS

     During 1995, the Company, with the approval of its shareholders, adopted a stock incentive plan for the issuance of up to 57,750 shares of common stock. In 1999, the Company, with the approval of its shareholders, increased the number of shares reserved for issuance under this plan to 305,250 shares and, in 2004, increased the number of shares reserved for issuance under this plan to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 55,673 shares of common stock are reserved for additional grants of options under the plan at December 31, 2006.

     Under the plan, the Company charged compensation cost of $25,623 against income and recognized a total income tax benefit in the income statement of $26,482 for 2006. No compensation cost or income tax benefit was recognized in the income statement for share-based compensation in 2005.

     The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions:

                              2006          2005
                          ------------   ----------
Dividend yield                0.0%          0.0%
Expected volatility       60.6 - 63.0%      63.2%
Expected life of option    five years    five years
Risk-free interest rate     4.8-5.0%        3.9%

     A summary of the status of the Company's stock option plan as of December 31, 2006 and changes during the year then ended is presented below:

                                                                                Weighted
                                                                                 Average
                                                                Weighted        Remaining    Aggregate
                                                                Average        Contractual   Intrinsic
                    Options                        Shares    Exercise Price   Term (years)     Value
                    -------                       --------   --------------   ------------   ---------
Outstanding at January 1, 2006                     130,285        $3.27
Granted                                              7,250         8.03
Exercised                                          (48,324)        3.86
Expired and forfeited                                 (989)        4.50
                                                   -------        -----
Outstanding at December 31, 2006                    88,222         3.33           1.55        $392,710
                                                   =======        =====           ====        ========
Vested or expected to vest at December 31, 2006     87,722         3.33           1.55        $392,710
                                                   =======        =====           ====        ========
Exercisable at December 31, 2006                    73,888        $2.75           1.12        $370,356
                                                   =======        =====           ====        ========

     The weighted-average grant-date fair value of options granted was $4.58 and $2.44 for the years ended December 31, 2006 and 2005, respectively. The total intrinsic value of options exercised was $227,175 and $109,345 for the years ended December 31, 2006 and 2005, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2006:

                          Options Outstanding
               -----------------------------------------       Options Exercisable
                                  Weighted-                --------------------------
                   Number          Average     Weighted-       Number       Weighted-
  Range of     Outstanding at     Remaining     Average    Exercisable at    Average
  Exercise      December 31,     Contractual    Exercise    December 31,    Exercise
    Price           2006        Life (years)     Price          2006          Price
  --------     --------------   ------------   ---------   --------------   ---------
$2.00 - 2.99       58,222           0.89         $2.44         58,222         $2.44
 3.00 - 3.99       11,250           1.59          3.36         11,250          3.36
 4.00 - 4.99        9,250           3.32          4.32          2,916          4.32
 7.00 - 7.99        9,500           3.79          7.79          1,500          7.01
                   ------           ----         -----         ------         -----
                   88,222           1.55         $3.33         73,888         $2.75
                   ======           ====         =====         ======         =====

8.   CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances primarily in one financial institution. As of December 31, 2006, the balance exceeded the Federal Deposit Insurance Corporation coverage. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

     Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. The large number of customers comprising the Company's customer base and their dispersion across different geographic areas limits such exposure. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses. Concentration of credit risk with respect to trade receivables is not significant. No one customer accounted for more than 10% of total receivables as of December 31, 2006.

9.   LEASE EXPENSE

     The Company leases buildings on a month-to-month basis and equipment as needed. Total rental expense for all equipment and building operating leases was $21,000 in 2006 and $30,000 in 2005. On February 1, 2007 the Company entered into a one year lease agreement for additional warehouse space at a cost of $5,750 per month or $69,000 per year.

10.  LINE OF CREDIT

     The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.00 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2006 and 2005.

11.  ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN

     48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in fiscal 2007. Management does not expect this interpretation will have a material effect on the Company's financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in fiscal year 2008. Management is evaluating the statement to determine the effect, if any, on the financial statements and related disclosures.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure control and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 10. EXECUTIVE COMPENSATION

     The information included in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information included in the Company's definitive proxy statement for the 2007 Annual Meeting of Shareholders under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" is incorporated by reference in response to this Item 11.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     The information included in the Company's definitive proxy statement for the 2006 Annual Meeting of Shareholders under the captions "Certain Relationships and Related Transactions" and "Election Directors" is incorporated by reference.

ITEM 13. EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006:

Exhibit                                 Description
-------   ----------------------------------------------------------------------
3.1       Restated Articles of Incorporation of Company, as amended.
          (Incorporated by reference to the like numbered Exhibit to the
          Company's Registration Statement on Form 10-SB filed with the
          Commission on April 7, 1999 (Registration No. 000-25727).)

3.2 By-Laws of the Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2007.

                                        IKONICS CORPORATION


                                        By /s/ William C. Ulland
                                           -------------------------------------
                                           William C. Ulland, Chairman,
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2007.


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


                                        /s/ William C. Ulland
                                        ----------------------------------------
                                        William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

Exhibit                 Description                            Page
-------   ---------------------------------------   --------------------------
3.1       Restated Articles of Incorporation of
             Company, as amended.................   Incorporated by Reference

3.2       By-Laws of the Company, as amended.....   Incorporated by Reference

4         Specimen of Common Stock Certificate...   Incorporated by Reference

10.1      IKONICS Corporation 1995 Stock
             Incentive Plan, as amended..........   Incorporated by Reference

10.5      Revolving Credit Agreement dated
             April 30, 1999 between the Company
             and M&I Bank........................   Incorporated by Reference

14        Code of Ethics.........................   Incorporated by Reference

23        Consent of  Independent Registered
             Public Accounting Firm..............   Filed Electronically

24        Powers of Attorney.....................   Filed Electronically

31.1      Rule 13a-14(a)/15d-14(a) Certifications
             of CEO..............................   Filed Electronically

31.2      Rule 13a-14(a)/15d-14(a) Certifications
             of CFO..............................   Filed Electronically

32        Section 1350 Certifications............   Filed Electronically