Form 10QSB
period 2007-03-31
IKONICS CORP
filed 2007-05-15
CIK 1083301

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to
      _______________.

                        Commission file number 000-25727

                               IKONICS CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Minnesota                                    41-0730027
   ----------------------------------------                ---------------
      (State or other jurisdiction of                      (I.R.S. employer
       incorporation or organization)                     identification no.)

             4832 Grand Avenue
             Duluth, Minnesota                                 55807
   ---------------------------------------                    --------
   (Address of principal executive offices)                  (Zip code)

                                 (218) 628-2217
                        -----------------------------------
                           Issuer's telephone number

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value -- 2,022,262 shares outstanding as of April 27, 2007.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                               IKONICS CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                                                                                                        PAGE NO.
                                                                                                                        --------
PART I.                FINANCIAL INFORMATION

Item 1.                    Financial Statements:

                           Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006                             3

                           Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (unaudited)           4

                           Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)           5

                           Condensed Notes to Financial Statements (unaudited)                                               6

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operations            11

Item 3A(T).                Controls and Procedures                                                                          16

PART II.               OTHER INFORMATION                                                                                    17

                       SIGNATURES                                                                                           18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IKONICS CORPORATION
BALANCE SHEETS

                                                                     MARCH 31        DECEMBER 31
                                                                       2007              2006
                                                                   -------------     -------------
ASSETS                                                              (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                       $    3,803,062    $   3,428,186
   Trade receivables, less allowances of $70,000                        1,785,213        1,976,893
   Inventories                                                          2,320,907        2,494,876
   Deposits, prepaid expenses and other assets                            323,830          232,255
   Income tax refund receivable                                             6,860               --
   Deferred income taxes                                                   88,000           97,000
                                                                   --------------    -------------
             Total current assets                                       8,327,872        8,229,210
                                                                   --------------    -------------

PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                    1,500,271        1,500,271
   Machinery and equipment                                              2,411,488        2,396,867
   Office equipment                                                       840,390          817,406
   Vehicles                                                               223,091          203,816
                                                                   --------------    -------------
                                                                        4,975,240        4,918,360
   Less accumulated depreciation                                        3,966,822        3,926,440
                                                                   --------------    -------------
                                                                        1,008,418          991,920
                                                                   --------------    -------------

INTANGIBLE ASSETS, less accumulated amortization of $172,779 in
   2007 and $159,351 in 2006                                              496,155          485,421

DEFERRED INCOME TAXES                                                      48,000           48,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES                           791,451          988,910
                                                                   --------------    -------------

                                                                   $   10,671,896    $  10,743,461
                                                                   ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                $      330,933    $     288,449
   Accrued compensation                                                   149,895          324,082
   Other accrued expenses                                                 280,967          172,381
   Income taxes payable                                                        --           94,450
                                                                   --------------    -------------
           Total current liabilities                                      761,795          879,362
                                                                   --------------    -------------

STOCKHOLDERS' EQUITY:-
   Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none Common stock, par value $.10 per share;
    authorized 4,750,000 shares; issued and outstanding 2,022,262
    in 2007 and 2,010,861 in 2006                                         202,226          201,086
   Additional paid-in capital                                           2,021,777        1,979,012
   Retained earnings                                                    7,686,098        7,684,001
                                                                    -------------    -------------
             Total stockholders' equity                                 9,910,101        9,864,099
                                                                    -------------    -------------
                                                                   $   10,671,896    $  10,743,461
                                                                   ==============    =============

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           THREE MONTHS
                                                                           ENDED MARCH 31
                                                                   -------------------------------
                                                                       2007             2006
                                                                   --------------    -------------

NET SALES                                                          $    3,507,767    $   3,371,800

COSTS AND EXPENSES:
   Cost of goods sold                                                   2,074,070        1,917,343
   Selling, general and administrative                                  1,231,092        1,151,986
   Research and development                                               206,272          180,469
                                                                   --------------    -------------
                                                                        3,511,434        3,249,798
                                                                   --------------    -------------

INCOME (LOSS) FROM OPERATIONS                                              (3,667)         122,002

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES                           55,159                -

INTEREST INCOME                                                            32,907           23,788
                                                                   --------------    -------------

INCOME BEFORE INCOME TAXES                                                 84,399          145,790

INCOME TAX EXPENSE (BENEFIT)                                              (54,698)          47,488
                                                                   --------------    -------------

NET INCOME                                                         $      139,097    $      98,302
                                                                   ==============    =============

EARNINGS PER COMMON SHARE:
   Basic                                                           $         0.07    $        0.05
                                                                   ==============    =============

   Diluted                                                         $         0.07    $        0.05
                                                                   ==============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                2,015,570        1,971,417
                                                                   ==============    =============

   Diluted                                                              2,064,511        2,019,238
                                                                   ==============    =============

See condensed notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            THREE MONTHS
                                                                            ENDED MARCH 31
                                                                   -------------------------------
                                                                        2007             2006
                                                                   --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $      139,097    $      98,302
   Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation                                                         61,178           61,468
      Amortization                                                         13,428            6,177
      Excess tax benefits from share-based payment
        arrangement                                                        (2,785)         (12,771)
      Tax benefit from stock option exercise                               10,793               --
      Stock based compensation                                              4,728            5,817
      Gain on sales of vehicles                                            (2,340)              --
      Gain on sale of non-marketable equity securities                    (55,159)              --
      Deferred income taxes                                                 9,000               --
      Changes in working capital components:
        Trade receivables                                                 191,680           (3,267)
        Inventories                                                       173,969          208,688
        Deposits, prepaid expenses and other assets                       (91,575)         (80,356)
        Income tax refund receivable                                       (6,860)              --
        Accounts payable                                                   42,484          (76,081)
        Accrued liabilities                                              (202,601)        (157,436)
        Income taxes payable                                              (91,665)         (32,178)
                                                                   --------------    -------------
           Net cash provided by operating
             activities                                                   193,372           18,363
                                                                   --------------    -------------

CASH FLOWS FROM INVESTING  ACTIVITIES:
   Purchase of property and equipment                                     (81,836)         (40,675)
   Proceeds on sale of vehicles                                             6,500             --
   Purchase of intangibles                                                (24,162)         (10,484)
   Purchase of non-marketable equity securities                                --         (249,998)
   Proceeds on sale of non-marketable equity
        securities                                                        252,618               --
   Proceeds on sale of marketable securities                                   --           83,979
                                                                   -------------     -------------
        Net cash provided by (used in)
              investing activities                                        153,120         (217,178)
                                                                   --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Excess tax benefits from share-based payment
        arrangement                                                         2,785           12,771
   Proceeds from exercise of stock options                                 25,599          108,450
                                                                   --------------    -------------
        Net cash provided by financing
                activities                                                 28,384          121,221
                                                                   --------------    -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                   374,876          (77,594)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                  3,428,186        3,412,072
                                                                   --------------    -------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                   $    3,803,062    $   3,334,478
                                                                   ==============    =============

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION:
      Income taxes paid                                            $       68,528    $      79,666
                                                                   ==============    =============
See condensed notes to financial statements.


                               IKONICS CORPORATION

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Notes to Financial Statements

      The balance sheet of IKONICS Corporation (the "Company") as of March 31, 2007, and the related statements of operations and cash flows for the three months ended March 31, 2007 and 2006, have been prepared without being audited.

      In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2007, and the results of its operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.    Inventory

      The major components of inventory at March 31, 2007 and December 31, 2006 are as follows:

                                                                    Mar 31, 2007     Dec 31, 2006
                                                                   --------------    -------------
Raw materials                                                      $    1,285,986    $   1,577,165
Work-in-progress                                                          305,703          225,033
Finished goods                                                          1,274,682        1,227,806
Reduction to LIFO cost                                                   (545,464)        (535,128)
                                                                   --------------    -------------

Total Inventory                                                    $    2,320,907    $   2,494,876
                                                                   ==============    =============

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

      Shares used in the calculation of diluted EPS are summarized below:

                                                                                            Three Months Ended
                                                                                     Mar 31, 2007       Mar 31, 2006
                                                                                     -------------     --------------
Weighted average common shares outstanding                                               2,015,570          1,971,417
Dilutive effect of stock options                                                            48,941             47,821
                                                                                     -------------     --------------
Weighted average common and common equivalent shares outstanding                         2,064,511          2,019,238
                                                                                     =============     ==============

      Options to purchase 76,321 and 107,567 shares of common stock were outstanding at March 31, 2007 and 2006, respectively.

4.    Stock-based Compensation

      The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 56,423 shares of common stock are reserved for additional grants of options under the plan at March 31, 2007.

      The Company accounts for this plan under FAS 123(R), "Share-Based Payment" using the modified-prospective-transition method. Under the modified-prospective-transition method, FAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under this method compensation cost in 2007 and 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options granted in 2007 and 2006.

      The Company charged compensation cost of $4,700 against income for the three months ended March 31, 2007 and $3,700 for the three months ended March 31, 2006. As of March 31, 2007 there was approximately $30,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

      The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, increased by the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. For the three months ended March 31, 2007, $2,785 of excess tax benefits was reported as operating and financing cash flows compared to $12,771 for the three months ended March 31, 2006. The Company's APIC pool totaled $42,497 and $39,712 at March 31, 2007 and December 31, 2006, respectively.

      Proceeds from the exercise of stock options were $25,599 and $108,450 for the three months ended March 31, 2007 and 2006, respectively. There were no options granted during the three months ending March 31, 2007.

      Stock option activity during the first three months ending March 31, 2007 was as follows:

                                                                                          Weighted
                                                                                           Average
                                                                                          Exercise
                                                                           Shares            Price

Outstanding at beginning of period                                         88,222    $        3.33
Granted                                                                        --               --
Exercised                                                                 (11,401)            2.25
Expired and forfeited                                                        (500)            4.32
                                                                      -----------
Outstanding at 3/31/07                                                     76,321             3.49
                                                                      ===========

      The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2007 was $389,485 and $360,639, respectively.

5.    Intangible Assets

      Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreements. Estimated amortization expense for each of the next five years is $54,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

6.    Comprehensive income

      Comprehensive income includes unrealized gains and losses on the Company's available for sale marketable securities. There were no marketable securities available for sale at December 31, 2006 or March 31, 2007. Total comprehensive income was $139,097 and $99,198 for the three months ended March 31, 2007 and 2006, respectively.

7.    Purchase of Assets

      On December 29, 2006, the Company acquired certain assets of Franklin International Inc. related to the image mate(TM) product line. If the acquisition had occurred on January 1, 2006, the unaudited pro forma impact on revenues would have been to increase revenues by approximately $150,000. The unaudited pro forma net income and earnings per common share would not have been significant to the amounts reported in the Company's income statement for the three months ended March 31, 2006.

8.    Segment Information

      The Company's reportable segments are strategic business units that offer different products and have a varied customer base. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film which is sold to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. It is also entering the market for etched ceramics, glass and silicon wafers; and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2007:

                                                                         IKONICS
                                        DOMESTIC         EXPORT          IMAGING          OTHER            TOTAL
                                      -------------   -------------   -------------   -------------    -------------
Net Sales                             $   1,379,347   $     986,950   $   1,141,470   $        --      $   3,507,767

Cost of good sold                           800,604         723,083         550,383            --          2,074,070
Selling, general and
     administrative*                        285,567         123,414         394,204         427,907        1,231,092
Research and
     Development*                              --              --              --           206,272          206,272
                                      -------------   -------------   -------------   -------------    -------------
                                          1,086,171         846,497         944,587         634,179        3,511,434
                                      -------------   -------------   -------------   -------------    -------------
Income (loss) from
     operations                       $     293,176   $     140,453   $     196,883   $    (634,179)   $      (3,667)
                                      =============   =============   =============   =============    =============

For the three months ended March 31, 2006:

                                                                         IKONICS
                                        DOMESTIC         EXPORT          IMAGING          OTHER            TOTAL
                                      -------------   -------------   -------------   -------------    -------------
Net Sales                             $   1,257,884   $     962,143   $   1,151,773   $        --      $   3,371,800

Cost of good sold                           719,810         649,822         547,711            --          1,917,343
Selling, general and
     administrative*                        260,429         120,543         425,345         345,669        1,151,986
Research and
     Development*                              --              --              --           180,469          180,469
                                      -------------   -------------   -------------   -------------    -------------
                                            980,239         770,365         973,056         526,138        3,249,798
                                      -------------   -------------   -------------   -------------    -------------
Income (loss) from
     Operations                       $     277,645   $     191,778   $     178,717   $    (526,138)   $     122,002
                                      =============   =============   =============   =============    =============

Accounts receivable as of March 31, 2007 and December 31, 2006:

                                       Mar 31, 2007   Dec 31, 2006
                                      -------------   -------------
Domestic                              $     898,519   $     842,144
Export                                      497,056         780,599
IKONICS Imaging                             383,730         384,748
Other                                         5,908         (30,598)
                                      -------------   -------------
Total                                 $   1,785,213   $   1,976,893
                                      =============   =============

-------------
* The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

9.    Income Taxes

      On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction to retained earnings. The balance of the unrecognized tax benefits at adoption, exclusive or interest, is $122,000, all of which would decrease the provision for income taxes and increase net income by the same amount. During the first quarter of 2007, the statue of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in an increase in the income tax benefit of $45,000 for the quarter. As of March 31, 2007, the liability for unrecognized tax benefits totaled $92,000 and is included in other accrued expenses.

      The Company is subject to taxation in the U.S. and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years after 2002 and 2003 respectively.

      It is the Company's policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $15,000 of interest related to uncertain tax positions at the date of adoption. The accrued interest was reduced to $7,500 during the first quarter as a result of the statue of limitations expiration on an earlier year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations during the first quarter of 2007 and for the same period of 2006. It should be read in connection with the Company's unaudited financial statements and notes thereto included in this Form 10-QSB.

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


      o The Company's belief that additional proceeds will be received from the sale of Apprise common and preferred stock--Actual proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

      o The Company's belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections--This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain strong internal controls.

      o The belief that the Company's current financial resources, its line of credit, cash generated from operations and the Company's capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The belief that the Company's low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company's ability to fund operations--Changes in anticipated operating results, acceptance of new products, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash.

      o The Company's expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities--This expectation may be affected by changes in the Company's anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company's financial position.

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

      o The Company's belief as to future activities that may be undertaken to expand the Company's business--Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position or the inability to identify attractive acquisition targets, new products or other business opportunities.

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

      Deferred Tax Assets. At March 31, 2007, the Company had approximately $136,000 of net deferred tax assets. The net deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has determined that it is more likely than not that the net deferred tax assets reflected on the balance sheet will be realized and that a valuation allowance for such assets is not currently required.

      Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $791,450 investment in imaging Technology international ("iTi"). The Company accounts for this investment by the cost method because the common stock of the corporation is unlisted and the criteria for using the equity method of accounting is not satisfied. Under the lower of cost or market method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values. In assessing the fair value of such investments we consider recent equity transactions that iTi has entered into, the status of iTi's technology and strategies in place to achieve its objectives, as well as iTi's financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded.

      Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2007 COMPARED TO QUARTER ENDED MARCH 31, 2006

      Sales. Compared to the same period in 2006, the Company's sales increased 4.0% during the first quarter of 2007. Sales during the first quarter of 2007 were $3,508,000 versus sales of $3,372,000 during the first quarter of 2006. The $136,000 sales increase was mainly due to both domestic and international shipments from the image mate(TM) line of screen printing products, acquired in December 2006.

      Cost of Goods Sold. Cost of goods sold during the first quarter of 2007 was $2,074,000, or 59.1% of sales, compared to $1,917,000, or 56.9% of sales, during the same period in 2006. The increase in the cost of sales of 2.2% in the first quarter of 2007 reflects a less favorable product mix and additional manufacturing overhead expenses related to the image mate transition.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,231,000, or 35.1% of sales, in the first quarter of 2007, from $1,152,000, or 34.2% of sales, for the same period in 2006. The first three months of 2007 reflect an additional $45,000 for increased sales personnel, and $24,000 for expenses related to Sarbanes-Oxley compliance efforts.

      Research and Development Expenses. Research and development expenses during the first quarter of 2007 were $206,000, or 5.9% of sales, versus $180,000, or 5.4% of sales, for the same period in 2006. The increase was due to equipment rental, depreciation, and production trial expenses related to the Company's efforts in the industrial digital inkjet market.

      Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $55,000 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. ("Apprise") during the first quarter of 2007. In addition to the initial proceeds, the Company anticipates receiving additional proceeds in 2008 from the portion of the total sale price that was placed in escrow at the time of the sale related to indemnification clauses as part of the agreement between Apprise and its purchaser. The additional proceeds and gain recognition is expected to be approximately $40,000.

      Interest Income. Interest income for the first quarter of 2007 was $33,000, compared to $24,000 for the same period in 2006. The interest income increase is due to an increase in interest rates and a larger average invested balance of interest earning assets.

      Income Taxes. For the first quarter of 2007, the Company realized an income tax benefit of $55,000 compared to income tax expense of $47,000, or an effective rate of 32.6%, for the same period in 2006. The benefit primarily relates to derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During the first quarter of 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $7,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2008. The remaining income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, tax exempt interest, state income taxes and federal credits for research and development. For the remainder of 2007, the Company does not expect to realize additional income tax benefits related to the December 31, 2006 tax accrual estimate or the valuation allowance reversal.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

      Cash and cash equivalents were $3,803,062 and $3,334,478 at March 31, 2007 and March 31, 2006, respectively. The Company generated $193,000 in cash from operating activities during the three months ended March 31, 2007, compared to generating $18,000 of cash from operating activities during the same period in 2006. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.

      During the first three months of 2007, trade receivables decreased by $192,000. The decrease in receivables was driven by the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $174,000 due to the timing of raw material shipments. Prepaid expenses increased $92,000, reflecting annual insurance premiums prepaid in the first quarter of 2007. Accounts payable increased $42,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $203,000, primarily reflecting the timing of compensation payments. Income taxes payable decreased $92,000 and the Company's income tax receivable increased $7,000 due to payment of 2006 taxes during the first quarter of 2007.

      For the first three months of 2007, investing activities provided $153,000 to the Company. The Company received $253,000 from the sale of its Apprise investment and $6,500 from the sale of a vehicle. The cash received was partially offset by $82,000 used for the purchase of Company vehicles and equipment to improve efficiency and reduce operating costs. The Company also incurred $24,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. For the first three months of 2006, the Company used $217,000 in investing activities. During the first quarter of 2006, the Company elected to make an early exercise of its warrants to buy an additional 33,333 shares of stock in iTi. The price per share was $7.50 per share and as consideration for the early exercise, the Company was granted warrants to buy an additional 8,333 shares at $8.50 per share. The Company owns approximately 7% of the outstanding shares of iTi. Also during the first quarter of 2006, the Company received $84,000 from the sale of marketable securities and purchased $41,000 of plant equipment to improve efficiency and reduce operating costs. The Company also incurred $10,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

      The Company realized $28,000 from financing activities during the first three months of 2007 compared to $121,000 received in the same period of 2006. During the first three months of 2007, the Company received $26,000 for the issuance of 11,401 shares of common stock upon the exercise of stock options compared to $108,000 received during the first three months of 2006 for 26,968 shares of common stock issued upon the exercise of stock options. The Company also realized a $3,000 benefit during the first quarter of 2007 related to the excess tax benefit from the exercise of stock options compared to $13,000 for the same period in 2006.

      A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended March 31, 2007 or during the fiscal year 2006. There was no debt outstanding under this line as of March 31, 2007 or March 31, 2006.

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

CAPITAL EXPENDITURES

      Through March 31, 2007, the Company has spent $82,000 on capital expenditures during 2007. This spending primarily consists of vehicles and plant equipment upgrades.

      The Company plans for additional capital expenditures during 2007 to support the Company's efforts in the development of digital inkjettable fluids and substrates. Capital expenditures in 2007 will also include ongoing manufacturing equipment upgrades and development equipment to modernize the capabilities and processes of the Company's research and development laboratory to improve measurement and quality control processes. Capital expenditures are expected to be approximately $500,000 for the remaining nine months of the year and funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

      The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 28.1% of total sales during the first quarter 2007 and 28.5% of total sales for the same period in 2006. Fluctuations of certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

      The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion are transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposure, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of March 31, 2007.

FUTURE OUTLOOK

      IKONICS has invested on average over 4% of its sales dollars for the past several years in research and development. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside sources to ensure commercialization of new product opportunities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company as of January 1, 2007. The impact of the adoption on the Financial Statements as of January 1, 2007, was an increase in total liabilities of $137,000 and a decrease in stockholders' equity of $137,000.

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

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has no off-balance sheet arrangements.


ITEM 3A(T).  CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION
                                    -----------------

ITEM  1.        LEGAL PROCEEDINGS

                None

ITEM  2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM  3.        DEFAULTS UPON SENIOR SECURITIES

                Not   applicable

ITEM  4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM  5.        OTHER INFORMATION

                None

ITEM  6.        EXHIBITS

      The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007:

  Exhibit                               Description
----------      ----------------------------------------------------------------
    3.1         Restated Articles of Incorporation of Company, as amended. (1)
    3.2         By-Laws of the Company, as amended. (1)
   31.1         Rule 13a-14(a)/15d-14(a) Certifications of CEO
   31.2         Rule 13a-14(a)/15d-14(a) Certifications of CFO
   32           Section 1350 Certifications

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

                                   IKONICS CORPORATION


DATE: May 14, 2007                By: /s/ Jon Gerlach
                                      ---------------------------------------
                                      Jon Gerlach,
                                      Chief Financial Officer, and
                                      Vice President of Finance

                                INDEX TO EXHIBITS

Exhibit                        Description                                             Page
-------    -----------------------------------------------------------------    -----------------
  3.1      Restated Articles of Incorporation of Company, as amended........    Incorporated by Reference
  3.2      By-Laws of the Company, as amended...............................    Incorporated by Reference
 31.1      Rule 13a-14(a)/15d-14(a) Certifications of CEO...................    Filed Electronically
 31.2      Rule 13a-14(a)/15d-14(a) Certifications of CFO...................    Filed Electronically
 32        Section 1350 Certifications......................................    Filed Electronically