Form 10QSB
period 2007-06-30
IKONICS CORP
filed 2007-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 2,039,961 shares outstanding as of August 7, 2007.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	June 30	December 31
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,117,731	$3,428,186
Trade receivables, less allowance of $55,000 in 2007 and $70,000 in 2006	2,214,936	1,976,893
Inventories (Note 2)	1,886,256	2,494,876
Deposits, prepaid expenses and other assets	249,597	232,255
Income tax refund receivable	75,329	—
Deferred income taxes	88,000	97,000

Total current assets	8,631,849	8,229,210

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,588,446	1,500,271
Machinery and equipment	2,627,344	2,396,867
Office equipment	866,668	817,406
Vehicles	219,965	203,816

	5,302,423	4,918,360
Less accumulated depreciation	4,012,855	3,926,440

	1,289,568	991,920

INTANGIBLE ASSETS, less accumulated amortization of $186,206 in 2007 and $159,351 in 2006	486,144	485,421

DEFERRED INCOME TAXES	48,000	48,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	855,201	988,910

	$11,310,762	$10,743,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$469,068	$288,449
Accrued compensation	250,405	324,082
Other accrued expenses	276,008	172,381
Income taxes payable	—	94,450

Total current liabilities	995,481	879,362

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,039,961 shares in 2007 and 2,010,861 in 2006	203,996	201,086
Additional paid-in capital	2,093,785	1,979,012
Retained earnings (Note 9)	8,017,500	7,684,001

Total stockholders’ equity	10,315,281	9,864,099

	$11,310,762	$10,743,461

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
NET SALES	$4,374,677	$4,099,674	$7,882,444	$7,471,474

COSTS AND EXPENSES:
Cost of goods sold	2,533,475	2,304,388	4,607,545	4,221,731
Selling, general, and administrative	1,211,305	1,136,189	2,442,397	2,288,175
Research and development	189,936	184,534	396,208	365,003

	3,934,716	3,625,112	7,446,150	6,874,909

INCOME FROM OPERATIONS	439,961	474,563	436,294	596,565

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	—	55,159	—

INTEREST INCOME	36,724	26,359	69,631	50,147

INCOME BEFORE INCOME TAXES	476,685	500,922	561,084	646,712

INCOME TAX EXPENSE	145,283	153,453	90,586	200,941

NET INCOME	$331,402	$347,469	$470,499	$445,771

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.17	$0.23	$0.22

Diluted	$0.16	$0.17	$0.23	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	2,029,355	2,006,379	2,022,501	1,988,994

Diluted	2,064,698	2,048,958	2,056,762	2,030,068

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$470,499	$445,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,437	122,654
Amortization	26,855	12,355
Excess tax benefit from share-based payment arrangement	(31,997)	(36,712)
Tax benefit from stock option exercise	12,508	14,055
Stock based compensation	9,456	12,419
Gain on sale of vehicles	(7,341)	—
Gain on sale of non-marketable equity securities	(55,159)	—
Deferred income taxes	9,000	—
Changes in working capital components:
Trade receivables	(238,043)	(233,954)
Inventories	608,620	387,313
Prepaid expenses and other assets	(17,342)	(40,447)
Income taxes receivable	(75,329)	(9,604)
Accounts payable	180,619	(119,383)
Accrued liabilities	(107,050)	(61,467)
Income taxes payable	(62,453)	(20,031)

Net cash provided by operating activities	857,280	472,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(436,244)	(53,479)
Proceeds from sale of vehicles	11,500	—
Purchase of intangibles	(27,578)	(30,907)
Purchase of non-marketable equity securities	(63,750)	(324,998)
Proceeds from sale of non-marketable equity securities	252,618	83,979

Net cash used in investing activities	(263,454)	(325,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	31,997	36,712
Proceeds from exercise of stock options	63,722	186,335

Net cash provided by financing activities	95,719	223,047

NET INCREASE IN CASH AND CASH EQUIVALENTS	689,545	370,611

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,428,186	3,412,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,117,731	$3,782,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$251,353	$216,036

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2007, and the related statements of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2007, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Inventory

The major components of inventory are as follows:

	June 30, 2007	Dec 31, 2006
Raw materials	$1,191,084	$1,577,165
Work-in-progress	266,039	225,033
Finished goods	989,744	1,227,806
Reduction to LIFO cost	(560,611)	(535,128)

Total Inventory	$1,886,256	$2,494,876

3.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2007	June 30, 2006
Weighted average common shares outstanding	2,029,355	2,006,379
Dilutive effect of stock options	35,343	42,579

Weighted average common and common equivalent shares outstanding	2,064,698	2,048,958

	Six Months Ended
	June 30, 2007	June 30, 2006
Weighted average common shares outstanding	2,022,501	1,988,994
Dilutive effect of stock options	34,261	41,074

Weighted average common and common equivalent shares outstanding	2,056,762	2,030,068

Options to purchase 58,622 and 88,222 shares of common stock were outstanding as of June 30, 2007 and 2006, respectively.

4.	Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 56,173 shares of common stock are reserved for additional grants of options under the plan at June 30, 2007.

The Company accounts for this plan under FAS 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under the modified-prospective-transition method, FAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under this method compensation cost in 2007 and 2006 includes cost for options granted in 2007 and 2006 and options granted prior to but not vested as of December 31, 2005.

The Company charged compensation cost of $4,700 against income for the three months ended June 30, 2007 and $6,600 for the three months ended June 30, 2006. For the first six months of 2007, the Company charged compensation cost of approximately $9,400 against income compared to $12,400 for the same period in 2006. As of June 30, 2007 there was approximately $25,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. For the six months ended June 30, 2007, $31,997 of excess tax benefits were reported as operating and financing cash flows compared to $36,712 for the six months ended June 30, 2006. The Company’s APIC pool totaled $71,709 and $39,712 at June 30, 2007 and December 31, 2006, respectively.

Proceeds from the exercise of stock options were $63,722 and $186,335 for the six months ended June 30, 2007 and 2006, respectively. There were no options granted during the six months ending June 30, 2007.

Stock option activity during the six months ended June 30, 2007 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	88,222	$3.33
Granted	—	—
Exercised	(29,100)	2.19
Expired and forfeited	(500)	4.32

Outstanding at 6/30/07	58,622	3.89

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2007 was $300,133 and $281,716, respectively.

5.	Intangible Assets

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

Comprehensive income includes unrealized gains and losses on the Company’s available for sale marketable securities. There were no marketable securities available for sale at December 31, 2006 or June 30, 2007 and the impact of foreign exchange was not material. Total comprehensive income was $331,402 and $347,469 for the three months ended June 30, 2007 and 2006, respectively. Total comprehensive income was $470,499 and $446,667 for the six months ended June 30, 2007 and 2006, respectively.

7.	Purchase of Assets

On December 29, 2006, the Company acquired certain assets of Franklin International Inc. related to the image mate™ product line. If the acquisition had occurred on January 1, 2006, the unaudited pro forma impact on revenues would have been to increase revenues by approximately $150,000 for the three months ended June 30, 2006 and $300,000 for the six months ended June 30, 2006. The unaudited pro forma adjustment to net income and earnings per common share would not have been significant to the amounts reported in the Company’s income statement for the both the three and six months ended June 30, 2006.

8.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have a varied customer base. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film which is sold to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. It is also entering the market for etched ceramics, glass and silicon wafers; and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,811,968	$1,382,514	$1,180,195	$—	$4,374,677

Cost of good sold	1,017,503	965,229	550,743	—	2,533,475
Selling, general and administrative*	276,803	1 117,386	338,981	478,135	1,211,305
Research and Development*	—	—	—	189,936	189,936

	1,294,306	1,082,615	889,724	668,071	3,934,716

Income from operations	$517,662	$299,899	$290,471	$(668,071)	$439,961

For the three months ended June 30, 2006:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,636,245	$1,321,055	$1,142,374	$—	$4,099,674

Cost of good sold	891,281	911,863	501,244	—	2,304,388
Selling, general and administrative*	228,522	82,898	346,949	477,820	1,136,189
Research and Development*	—	—	—	184,534	184,534

	1,119,803	994,761	848,193	662,354	3,625,112

Income (loss) from Operations	$516,442	$326,294	$294,181	$(662,354)	$474,563

For the six months ended June 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$3,191,315	$2,369,464	$2,321,665	$—	$7,882,444

Cost of good sold	1,818,107	1,688,312	1,101,126	—	4,607,545
Selling, general and administrative*	562,370	240,800	733,185	906,042	2,442,397
Research and Development*	—	—	—	396,208	396,208

	2,380,477	1,929,112	1,834,311	1,302,250	7,446,150

Income (loss) from operations	$810,838	$440,352	$487,354	$(1,302,250)	$436,294

For the six months ended June 30, 2006:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$2,894,129	$2,283,198	$2,294,147	$—	$7,471,474

Cost of good sold	1,611,091	1,561,685	1,048,955	—	4,221,731
Selling, general and administrative*	488,951	203,441	772,294	823,489	2,288,175
Research and Development*	—	—	—	365,003	365,003

	2,100,042	1,765,126	1,821,249	1,188,492	6,874,909

Income (loss) from Operations	$794,087	$518,072	$472,898	$(1,188,492)	$596,565

Accounts receivable as of June 30, 2007 and December 31, 2006:

	June 30, 2007	Dec 31, 2006
Domestic	$1,035,582	$842,144
Export	796,367	780,599
IKONICS Imaging	368,596	384,748
Other	14,391	(30,598)

Total	$2,214,936	$1,976,893

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
9.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction to retained earnings. The balance of the unrecognized tax benefits at adoption, exclusive of interest, is $122,000, the reversal of all of which would decrease the provision for income taxes and increase net income by the same amount. During the first quarter of 2007, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in a decrease in income tax expense of $45,000 for the first quarter of 2007 and for the six months ending June 30, 2007. As of June 30, 2007, the liability for unrecognized tax benefits totaled $94,000 and is included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years after 2002 and 2003 respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $15,000 of interest related to uncertain tax positions at the date of adoption. The accrued interest was reduced to $7,500 during the first quarter as a result of the statue of limitations expiration on an earlier year. An additional $2,000 of interest was accrued during the second quarter of 2007.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2007, the six months ended June 30, 2007 and the same periods of 2006. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-QSB.
•	The Company’s belief that additional proceeds will be received from the sale of Apprise common and preferred stock—Actual proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain strong internal controls.

•	The belief that the Company’s current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, acceptance of new products, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position or the inability to identify attractive acquisition targets, new products or other business opportunities.
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
     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the reserve established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The Company’s general payment terms are net 30-45 days for domestic customers and net 60-90 days for foreign customers.
     Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.
     Deferred Tax Assets. On June 30, 2007, the Company had approximately $136,000 of net deferred tax assets. The net deferred tax assets result primarily due to timing differences in intangible assets and property and equipment. The Company has determined that it is more likely than not that the net deferred tax assets reflected on the balance sheet will be realized and that a valuation allowance for such assets is not currently required.
     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $855,201 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because the common stock of the corporation is unlisted and the criteria for using the equity method of accounting is not satisfied. Under the lower of cost or market method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values. In assessing the fair value of such investments we consider recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded.
     Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

Results of Operations
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006
     Sales. The Company realized 6.7% sales growth during the second quarter of 2007 with sales of $4.4 million, compared to $4.1 million in sales during the same period in 2006. For the most part, the second quarter sales growth was due to sales related to the image mate ™ line of screen printing products. The image mate ™ brand was acquired in December 2006.
     Cost of Goods Sold. Cost of goods sold during the second quarter of 2007 was $2.5 million, or 57.9% of sales, compared to $2.3 million, or 56.2% of sales, during the same period in 2006. The increase in cost of goods sold as a percentage of sales is due to rising raw material costs and an unfavorable product mix.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million, or 27.7% of sales, in the second quarter of 2007, and $1.1 million, or 27.7% of sales, for the same period in 2006. The increase in selling, general and administrative expenses during the second quarter of 2007 is due to increased sales personnel and costs related to an international trade show where the Company participates every other year.
     Research and Development Expenses. Research and development expenses during the second quarter of 2007 were $190,000, or 4.3% of sales, versus $184,000, or 4.5% of sales, for the same period in 2006. The increase is due to higher depreciation expense related to equipment purchases to support new research and development efforts.
     Interest Income. Interest income for the second quarter of 2007 was $37,000 compared to $26,000 for the same period in 2006. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.
     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, tax exempt interest, state income taxes and federal credits for research and development. For the second quarter of 2007, income tax expense was $145,000, or an effective rate of 30.5% versus $153,000, or an effective rate of 30.6% for second quarter of 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Sales. Compared to the same period in 2006, the Company’s sales increased 5.5% during the first six months of 2007. Sales during the first half of 2007 were $7.9 million versus sales of $7.5 million during the first six months of 2006. The sales increase was mainly due to both domestic and international shipments from the image mate™ line of screen printing products, acquired in December 2006.
     Cost of Goods Sold. Cost of goods sold during the first half of 2007 was $4.6 million, or 58.5% of sales, compared to $4.2 million, or 56.5% of sales, during the same period in 2006. The increase in the cost of sales during the first six months of 2006 as a percentage of sales reflects a less favorable product mix, rising raw material costs and additional manufacturing overhead related to the image mate ™ transition.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.4 million, or 31.0% of sales, in the first six months of 2007, from $2.3 million or 30.6% of sales, for the same period in 2006. For the most part, the increase in selling, general and administrative expenses in 2007 is due to $65,000 for increased sales personnel, $50,000 for an international trade show which the Company attends every other year and $29,000 for expenses related to Sarbanes-Oxley compliance efforts
     Research and Development Expenses. Research and development expenses during the first half of 2007 were $396,000, or 5.0% of sales, versus $365,000, or 4.9% of sales, for the same period in 2006. The increase is due to higher depreciation expense related to equipment purchases and production trial expenses to support the Company’s efforts in the industrial digital inkjet market.

     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $55,000 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. (“Apprise”) during the first quarter of 2007. In addition to the initial proceeds, the Company anticipates receiving additional proceeds in 2008 from the portion of the total sale price that was placed in escrow at the time of the sale related to indemnification clauses as part of the agreement between Apprise and its purchaser. The additional proceeds and gain recognition is expected to be approximately $40,000.
     Interest Income. Interest income for the first six months of 2007 was $70,000 compared to $50,000 for the same period in 2006. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.
     Income Taxes. During the first six months of 2007, the Company realized an income tax expense of $91,000, or an effective rate of 16.1% compared to income tax expense of $201,000, or an effective rate of 31.1%, for the same period in 2006. The lower income tax expense in 2007 primarily relates to derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During the first quarter of 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $7,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2008. The remaining income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, tax exempt interest, state income taxes and federal credits for research and development. For the remainder of 2007, the Company does not expect to realize additional income tax benefits related to the December 31, 2006 tax accrual estimate or the valuation allowance reversal.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $4.1 million and $3.8 million at June 30, 2007 and June 30, 2006, respectively. The Company generated $857,000 in cash from operating activities during the six months ended June 30, 2007, compared to generating $473,000 of cash from operating activities during the same period in 2006. Cash provided by operating activities is primarily the result of the increase in net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.
     During the first six months of 2007, trade receivables increased by $238,000. The increase in receivables was driven by higher sales volumes and the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $609,000 due to both lower finished goods and raw material levels. Prepaid expenses increased $17,000, reflecting insurance costs prepaid in the first quarter of 2007. Accounts payable increased $181,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Excluding the $137,000 effect from the adoption FIN 48 accrued expenses decreased $107,000, primarily reflecting the timing of compensation and other miscellaneous payments. Excluding the effects of stock based compensation, income taxes payable decreased $62,000 and income taxes receivable increased $75,000 reflecting the timing of 2007 estimated tax payments.
     For the first six months of 2007, the Company used $263,000 in investing activities. The Company purchased $436,000 of plant equipment. Approximately one-half of the equipment purchases were related to the Company’s efforts in industrial digital inkjet market. Purchases were also made to improve facilities, update systems and replace vehicles. The Company also exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of Imaging Technology International (iTi) stock. The Company owns approximately 8% of the outstanding shares of iTi. The Company also incurred $28,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. These cash outlays were partially offset by receipt of $253,000 from the sale of the Company’s Apprise investment and $11,500 from the sale of two vehicles.
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
     The Company realized $96,000 in cash from financing activities during the first six months of 2007 compared to $223,000 received in the same period in 2006. During the first six months of 2007, the Company received $64,000 for the issuance of 29,100 shares of common stock upon the exercise of stock options compared to $186,000 received during the first six months of 2006 for 48,324 shares of common stock issued upon the exercise of stock options. The Company also realized a $32,000 cash benefit during the first half of 2007 related to the excess tax benefit from the exercise of stock options compared to a $37,000 cash benefit for the same period in 2006.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2007 and there were no borrowings outstanding as of June 30, 2007. The line of credit was also not utilized during 2006, and there were no borrowings outstanding under this line as of June 30, 2006.
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
Capital Expenditures
     Through June 30, 2007, the Company has spent $436,000 on capital expenditures. This spending primarily consists of supporting the Company’s efforts in industrial digital inkjet market, plant equipment upgrades and building improvements to improve efficiency and reduce operating costs and vehicles.
     The Company plans for additional capital expenditures during 2007 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. Capital expenditures are expected to be approximately $200,000 for the remaining six months of the year and funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales during the first half 2007 and 31% of total sales for the same period in 2006. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2007.

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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company as of January 1, 2007. The impact of the adoption on the Financial Statements as of January 1, 2007, was an increase in total liabilities of $137,000 and a decrease in stockholders’ equity of $137,000.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for the Company beginning in fiscal year 2008. Management is evaluating the statement to determine the effect, if any, on the financial statements and related disclosures.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the statement to determine the effect, if any, on the financial statements and related disclosures.
     In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). EITF 06-3 indicates that the presentation of taxes within the scope of this issue on either a gross or net basis is an accounting policy decision that should be disclosed. The Company’s policy is to present the taxes collected from customers and remitted to governmental authorities on a net basis.
Off Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.

ITEM 3. Controls and Procedures
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
          None
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
ITEM 3. Defaults upon Senior Securities
          Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting was held on April 26, 2007. The shareholders took the following actions:
The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Charles H. Andresen	1,814,376	6,200
David O. Harris	1,814,376	6,200
Gerald W. Simonson	1,814,376	6,200
William C. Ulland	1,807,461	13,115
Rondi Erickson	1,814,376	6,200
H. Leigh Severance	1,814,376	6,200
     The shareholders elected to ratify the selection of McGladrey & Pullen, LLP as IKONICS Corporation’s independent registered public accounting firm for the year ending December 31, 2007. The shareholders present in person or by proxy cast the following numbers of votes in connection with the ratification of McGladrey & Pullen, LLP:

	Votes		Broker
Votes For	Against	Abstain	Non-Votes
1,819,126	450	1,000	0
ITEM 5. Other Information
          None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007:

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

IKONICS CORPORATION
DATE: August 14, 2007	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended.	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically