Form 10QSB
period 2007-09-30
IKONICS CORP
filed 2007-11-09
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
  (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 2,042,961 shares outstanding as of November 7, 2007.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	September 30	December 31
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,531,100	$3,428,186
Trade receivables, less allowance of $55,000 in 2007 and $70,000 in 2006	2,097,867	1,976,893
Inventories (Note 2)	2,006,608	2,494,876
Deposits, prepaid expenses and other assets	186,702	232,255
Deferred income taxes	88,000	97,000

Total current assets	8,910,277	8,229,210

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,597,516	1,500,271
Machinery and equipment	2,727,529	2,396,867
Office equipment	866,669	817,406
Vehicles	219,965	203,816

	5,411,679	4,918,360
Less accumulated depreciation	4,082,399	3,926,440

	1,329,280	991,920

INTANGIBLE ASSETS, less accumulated amortization of $199,633 in 2007 and $159,351 in 2006	485,074	485,421

DEFERRED INCOME TAXES	48,000	48,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	855,201	988,910

	$11,627,832	$10,743,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$452,955	$288,449
Accrued compensation	239,863	324,082
Other accrued liabilities	251,511	172,381
Income taxes payable	1,568	94,450

Total current liabilities	945,897	879,362

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,042,961 shares in 2007 and 2,010,861 in 2006	204,296	201,086
Additional paid-in capital	2,106,214	1,979,012
Retained earnings (Note 9)	8,371,425	7,684,001

Total stockholders’ equity	10,681,935	9,864,099

	$11,627,832	$10,743,461

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2007	2006	2007	2006
NET SALES	$4,016,923	$3,673,830	$11,899,367	$11,145,304

COSTS AND EXPENSES:
Cost of goods sold	2,186,892	1,975,667	6,794,437	6,197,398
Selling, general, and administrative	1,158,735	1,122,399	3,601,132	3,410,574
Research and development	186,295	196,493	582,503	561,496

	3,531,922	3,294,559	10,978,072	10,169,468

INCOME FROM OPERATIONS	485,001	379,271	921,295	975,836

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	—	55,159	—

INTEREST INCOME	40,616	32,492	110,247	82,639

INCOME BEFORE INCOME TAXES	525,617	411,763	1,086,701	1,058,475

INCOME TAX EXPENSE	171,692	126,810	262,277	327,751

NET INCOME	$353,925	$284,953	$824,424	$730,724

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.14	$0.41	$0.37

Diluted	$0.17	$0.14	$0.40	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	2,042,113	2,010,861	2,029,110	1,996,363

Diluted	2,074,569	2,043,981	2,061,400	2,029,732

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$824,424	$730,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	203,981	181,120
Amortization	40,282	18,532
Excess tax benefit from share-based payment arrangement	(31,997)	(36,712)
Tax benefit from stock option exercise	12,508	14,055
Stock based compensation	14,185	19,021
Gain on sale of vehicles	(7,341)	—
Gain on sale of non-marketable equity securities	(55,159)	—
Deferred income taxes	9,000	—
Changes in working capital components:
Trade receivables	(120,974)	(317,999)
Inventories	488,268	94,865
Prepaid expenses and other assets	45,553	(23,987)
Accounts payable	164,506	158,426
Accrued liabilities	(142,089)	(64,842)
Income taxes payable	(60,885)	24,216

Net cash provided by operating activities	1,384,262	797,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(545,500)	(92,542)
Proceeds from sale of vehicles	11,500	—
Purchase of intangibles	(39,935)	(23,314)
Purchase of non-marketable equity securities	(63,750)	(414,370)
Proceeds from sales of non-marketable equity securities	252,618	83,979

Net cash used in investing activities	(385,067)	(446,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	31,997	36,712
Proceeds from exercise of stock options	71,722	186,335

Net cash provided by financing activities	103,719	223,047

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,102,914	574,219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,428,186	3,412,072

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,531,100	$3,986,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$342,653	$289,480

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2007, and the related statements of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2007, and the results of operations and cash flows for all periods presented.

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Inventory The major components of inventory are as follows:

	Sep 30, 2007	Dec 31, 2006
Raw materials	$1,149,143	$1,577,165
Work-in-progress	314,510	225,033
Finished goods	1,096,954	1,227,806
Reduction to LIFO cost	(553,999)	(535,128)

Total Inventory	$2,006,608	$2,494,876

3.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net income divided by the weighted average common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2007	Sep 30, 2006
Weighted average common shares outstanding	2,042,113	2,010,861
Dilutive effect of stock options	32,456	33,120

Weighted average common and common equivalent shares outstanding	2,074,569	2,043,981

	Nine Months Ended
	Sep 30, 2007	Sep 30, 2006
Weighted average common shares outstanding	2,029,110	1,996,363
Dilutive effect of stock options	32,290	33,369

Weighted average common and common equivalent shares outstanding	2,061,400	2,029,732

Options to purchase 55,622 and 88,222 shares of common stock were outstanding as of September 30, 2007 and 2006, respectively.

4.	Stock-Based Compensation

The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as provided by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 56,173 shares of common stock are reserved for additional grants of options under the plan at September 30, 2007.

The Company accounts for this plan under FAS 123(R), “Share-Based Payment”, using the modified-prospective-transition method. Under the modified-prospective-transition method, FAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under this method compensation cost in 2007 and 2006 includes cost for options granted in 2007 and 2006 and options granted prior to but not vested as of December 31, 2005.

The Company charged compensation cost of $4,700 against income for the three months ended September 30, 2007 and $4,600 for the three months ended September 30, 2006. For the first nine months of 2007, the Company charged compensation cost of approximately $14,200 against income compared to $13,300 for the same period in 2006. As of September 30, 2007 there was approximately $20,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool. This is the amount that represents the pool of excess tax benefits available to absorb tax shortages. For the nine months ended September 30, 2007, $31,997 of excess tax benefits were reported as operating and financing cash flows compared to $36,712 for the nine months ended September 30, 2006. The Company’s APIC pool totaled $71,709 and $39,712 at September 30, 2007 and December 31, 2006, respectively.

Proceeds from the exercise of stock options were $71,722 and $186,335 for the nine months ended September 30, 2007 and 2006, respectively. There were no options granted during the nine months ending September 30, 2007.

Stock option activity during the nine months ended September 30, 2007 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2006	88,222	$3.33
Granted	—	—
Exercised	(32,100)	2.23
Expired and forfeited	(500)	4.32

Outstanding at September 30, 2007	55,622	3.95

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2007 was $282,251 and $263,675, respectively.

5.	Intangible Assets

Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreements. Amortization expense for each of the next five years is estimated to be $54,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.

6.	Comprehensive Income

Comprehensive income includes unrealized gains and losses on the Company’s available for sale marketable securities. There were no marketable securities available for sale at December 31, 2006 or September 30, 2007 and the impact of foreign exchange was not material. Total comprehensive income was $353,925 and $284,953 for the three months ended September 30, 2007 and 2006, respectively. Total comprehensive income was $824,424 and $731,620 for the nine months ended September 30, 2007 and 2006, respectively.

7.	Purchase of Assets

On December 29, 2006, the Company acquired certain assets of Franklin International Inc. related to the image mate® product line. If the acquisition had occurred on January 1, 2006, the unaudited pro forma impact on revenues would have been to increase revenues by approximately $150,000 for the three months ended September 30, 2006 and $450,000 for the nine months ended September 30, 2006. The unaudited pro forma effect on net income and earnings per common share would not have been significant to the amounts reported in the Company’s income statement for the both the three and nine months ended September 30, 2006.

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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,741,960	$1,267,710	$1,007,253	$—	$4,016,923

Cost of good sold	946,154	777,616	463,122	—	2,186,892
Selling, general and administrative*	288,455	93,382	348,110	428,788	1,158,735
Research and Development*	—	—	—	186,295	186,295

	1,234,609	870,998	811,232	615,083	3,531,922

Income from operations	$507,351	$396,712	$196,021	$(615,083)	$485,001

For the three months ended September 30, 2006:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,419,000	$1,115,328	$1,139,502	$—	$3,673,830

Cost of good sold	715,065	690,319	570,283	—	1,975,667
Selling, general and administrative*	241,967	89,337	363,470	427,625	1,122,399
Research and Development*	—	—	—	196,493	196,493

	957,032	779,656	933,753	624,118	3,294,559

Income from operations	$461,968	$335,672	$205,749	$(624,118)	$379,271

For the nine months ended September 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$4,933,275	$3,637,174	$3,328,918	$—	$11,899,367

Cost of good sold	2,764,261	2,465,928	1,564,248	—	6,794,437
Selling, general and administrative*	850,825	334,182	1,081,295	1,334,830	3,601,132
Research and Development*	—	—	—	582,503	582,503

	3,615,086	2,800,110	2,645,543	1,917,333	10,978,072

Income from operations	$1,318,189	$837,064	$683,375	$(1,917,333)	$921,295

For the nine months ended September 30, 2006:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$4,313,129	$3,398,526	$3,433,649	$—	$11,145,304

Cost of good sold	2,326,156	2,252,004	1,619,238	—	6,197,398
Selling, general and Administrative*	730,918	292,778	1,135,764	1,251,114	3,410,574
Research and Development*	—	—	—	561,496	561,496

	3,057,074	2,544,782	2,755,002	1,812,610	10,169,468

Income from operations	$1,256,055	$853,744	$678,647	$(1,812,610)	$975,836

Accounts receivable as of September 30, 2007 and December 31, 2006:

	Sep 30, 2007	Dec 31, 2006
Domestic	$1,018,990	$842,144
Export	777,603	780,599
IKONICS Imaging	337,126	384,748
Other	(35,852)	(30,598)

Total	$2,097,867	$1,976,893

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
9.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction to retained earnings. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $122,000, the reversal of which would decrease the provision for income taxes and increase net income by the same amount. During the first quarter of 2007, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in a decrease in income tax expense of $45,000 for the first quarter of 2007 and for the nine months ending September 30, 2007. As of September 30, 2007, the liability for unrecognized tax benefits totaled $96,000 and is included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years after 2002 and 2003 respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $12,000 of interest related to uncertain tax positions at September 30, 2007.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2007, the nine months ended September 30, 2007 and the same periods of 2006. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-QSB.
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
     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company monitors collections and payments from its customers and maintains a reserve for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the reserve established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The Company’s general payment terms are net 30-60 days for domestic customers and net 60-90 days for foreign customers.
     Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.
     Deferred Tax Assets. On September 30, 2007, the Company had approximately $136,000 of net deferred tax assets. The net deferred tax assets result primarily from timing differences in intangible assets and property and equipment. The Company has determined that it is more likely than not that the net deferred tax assets reflected on the balance sheet will be realized and that a valuation allowance for such assets is not currently required.
     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $855,201 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because the common stock of the corporation is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment we consider recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded.
     Revenue Recognition. The Company recognizes revenue on products when title passes, which is usually upon shipment. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006
     Sales. The Company realized 9.3% sales growth during the third quarter of 2007 with sales of $4.0 million, compared to $3.7 million in sales during the same period in 2006. The third quarter sales growth was mainly due to sales related to the image mate® line of screen printing products. The image mate® brand was acquired in December 2006.

     Cost of Goods Sold. Cost of goods sold during the third quarter of 2007 was $2.2 million, or 54.4% of sales, compared to $2.0 million, or 53.8% of sales, during the same period in 2006. The increase in cost of goods sold as a percentage of sales is due to rising raw material costs in addition to lower gross margins associated with the image mate® product line which was acquired at the end of 2006.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million, or 28.9% of sales, in the third quarter of 2007, and $1.1 million, or 30.6% of sales, for the same period in 2006. The increase in selling, general and administrative expenses during the third quarter of 2007 is due to increased sales personnel and additional costs related to Sarbanes-Oxley compliance efforts.
     Research and Development Expenses. Research and development expenses during the third quarter of 2007 were $186,000, or 4.6% of sales, versus $196,000, or 5.3% of sales, for the same period in 2006. The third quarter decrease is due to lower costs related to legal and patent expenses.
     Interest Income. Interest income for the third quarter of 2007 was $41,000 compared to $32,000 for the same period in 2006. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.
     Income Taxes. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, tax exempt interest, state income taxes and federal credits for research and development. For the second quarter of 2007, income tax expense was $172,000, or an effective rate of 32.7% versus $127,000, or an effective rate of 30.8% for third quarter of 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Sales. Compared to the same period in 2006, the Company’s sales increased 6.8% during the first nine months of 2007. Sales during this period of 2007 were $11.9 million versus sales of $11.1 million during the first nine months of 2006. The sales increase was mainly due to both domestic and international shipments from the image mate® line of screen printing products, acquired in December 2006.
     Cost of Goods Sold. Cost of goods sold during the first nine months of 2007 was $6.8 million, or 57.1% of sales, compared to $6.2 million, or 55.6% of sales, during the same period in 2006. The increase in the cost of sales during the first nine months of 2007 as a percentage of sales reflects a less favorable product mix, rising raw material costs and additional manufacturing overhead related to the image mate® transition.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.6 million, or 30.3% of sales, in the first nine months of 2007, from $3.4 million or 30.6% of sales, for the same period in 2006. The increase in selling, general and administrative expenses in 2007 is due to $100,000 for increased sales personnel, $53,000 for expenses related to Sarbanes-Oxley compliance efforts and $42,000 for an international trade show which the Company attends every other year.
     Research and Development Expenses. Research and development expenses during the first nine months of 2007 were $583,000, or 4.9% of sales, versus $561,000, or 5.0% of sales, for the same period in 2006. The increase is due to higher depreciation expense related to equipment purchases and production trial expenses to support the Company’s efforts in the industrial digital inkjet market.
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
     Interest Income. Interest income for the first nine months of 2007 was $110,000 compared to $83,000 for the same period in 2006. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

     Income Taxes. During the first nine months of 2007, the Company realized an income tax expense of $262,000, or an effective rate of 24.1% compared to income tax expense of $328,000, or an effective rate of 30.9%, for the same period in 2006. The lower effective income tax rate in 2007 primarily relates to derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During the first quarter of 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $7,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2008. The remaining income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, tax exempt interest, state income taxes and federal credits for research and development. For the remainder of 2007, the Company does not expect to realize additional income tax benefits related to the December 31, 2006 tax accrual estimate or the valuation allowance reversal.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $4.5 million and $4.0 million at September 30, 2007 and 2006, respectively. The Company generated $1.4 million in cash from operating activities during the nine months ended September 30, 2007, compared to generating $797,000 of cash from operating activities during the same period in 2006. Cash provided by operating activities is primarily the result of the increase in net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.
     During the first nine months of 2007, trade receivables increased by $121,000. The increase in receivables was driven by higher sales volumes and the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $488,000 due to raw material film levels. Inventory levels at the end of 2006 were inflated due to the Company purchasing large amounts of film to obtain volume pricing discounts. Prepaid expenses increased $46,000, reflecting insurance costs prepaid in the first quarter of 2007. Accounts payable increased $165,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Excluding the $136,000 effect from the adoption FIN 48 accrued expenses decreased $142,000, primarily reflecting the timing of compensation and other miscellaneous payments. Excluding the effects of stock based compensation, income taxes payable decreased $61,000 reflecting the timing of 2007 estimated tax payments.
     For the first nine months of 2007, the Company used $385,000 in investing activities. The Company purchased $546,000 of plant equipment. Approximately one-half of the equipment purchases were related to the Company’s efforts in industrial digital inkjet and photo-machining markets. Purchases were also made to improve facilities, update systems and replace vehicles. The Company also exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of Imaging Technology International (iTi) stock. The Company currently owns approximately 8% of the outstanding shares of iTi. The Company also incurred $40,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. These cash outlays were partially offset by receipt of $253,000 from the sale of the Company’s Apprise investment and $11,500 from the sale of two vehicles.
     For the first nine months of 2006, the Company used $446,000 in investing activities. This included exercising warrants to buy an additional 43,333 shares of stock in Imaging Technology International at $7.50 per share and 10,833 shares at $8.25 per share for a total cash outlay of $414,000. Also during the first nine months of 2006, the Company received $84,000 from the sale of marketable securities and purchased $93,000 of plant equipment to improve efficiency, and reduce operating costs. The Company also incurred $23,000 in patent application costs.
     The Company realized $104,000 in cash from financing activities during the first nine months of 2007 compared to $223,000 received in the same period in 2006. During the first nine months of 2007, the Company received $72,000 for the issuance of 32,100 shares of common stock upon the exercise of stock options compared to $186,000 received during the first nine months of 2006 for 48,324 shares of common stock issued upon the exercise of stock options. The Company also realized a $32,000 cash benefit during the first nine months of 2007 related to the excess tax benefit from the exercise of stock options compared to a $37,000 cash benefit for the same period in 2006.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The line expires in April 2008. The Company anticipates that it will obtain a new bank line of credit with similar terms when the current line expires. The Company did not utilize this line of credit during the first nine months of 2007 and there were no borrowings outstanding as of September 30, 2007. The line of credit was also not utilized during 2006, and there were no borrowings outstanding under this line as of September 30, 2006.
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
Capital Expenditures
     Through September 30, 2007, the Company has spent $546,000 on capital expenditures. This spending primarily consists of supporting the Company’s efforts in industrial digital inkjet and photo-machining markets, plant equipment upgrades and building improvements to improve efficiency and reduce operating costs and vehicles.
     The Company is currently negotiating to purchase land for future expansion. The cost of the land would be approximately $500,000 and the land purchase will most likely occur during the fourth quarter of 2007. The Company is also developing plans to build additional warehouse and manufacturing facilities on the proposed site. Construction could possibly begin either towards the end of 2007 or during the first quarter of 2008. Cost estimates for the expansion have not been finalized. The Company also plans for additional capital expenditures during 2007 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. These additional capital expenditures are expected to be approximately $50,000 for the remaining three months of the year. The land, facility expansion, and other capital expenditures are expected to be funded with existing cash balances and cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30.6% of total sales during the first nine months of 2007 and 30.5% of total sales for the same period in 2006. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2007.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for the Company beginning in fiscal year 2008.  Management is evaluating the statement to determine the effect, if any, on the Company’s financial statements and related disclosures.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating the statement to determine the effect, if any, on the Company’s financial statements and related disclosures.
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
          None
  ITEM 3. Defaults upon Senior Securities
          Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
          None
ITEM 5. Other Information
          None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications
     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

[1]	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

[2]	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION
DATE: November 9, 2007	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended.	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically