Form 10KSB
period 2007-12-31
IKONICS CORP
filed 2008-03-20
CIK 1083301

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2007

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

             Securities registered under Section 12(b) of the Act:

                                         Name of Each Exchange
          Title of Each Class             On Which Registered
--------------------------------------   ---------------------
Common Stock, par value $.10 per share   Nasdaq Capital Market

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

     The issuer's revenues for its most recent fiscal year were: $15,824,725

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 2008 was $9,900,780, based on the closing price for the issuer's Common Stock on such date as reported on the Nasdaq Capital Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the issuer or any such person as to the status of such person.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,051,311 issued and outstanding as of February 26, 2008.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     IKONICS Corporation ("IKONICS" or the "Company") was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light-sensitive liquid coatings ("emulsions") and films, and proprietary substrates for abrasive, rotary and laser etching. The Company also markets inkjet receptive films and ancillary chemicals. The Company resells equipment and other consumables to provide a full line of products and services to its customers. In 2006, the Company began to offer custom etching services for silicon wafers, glass wafers and industrial ceramics based on proprietary technology, and also began a research program with imaging Technology international to develop digital imaging technologies for niche industrial markets. Both of these programs achieved commercial sales in 2007. The Company's products serve the screen printing, awards and recognition, signage, electronics, and industrial ceramics and industrial digital inkjet markets, as well as other industrial markets. On December 29, 2006, the Company acquired the image mate(R) line of screen print photochemical products and adhesives from Franklin International. These products continue to be sold under the image mate(R) brand, primarily through established image mate(R) distribution, although some cross fertilization between the image mate(R) and Chromaline brands may occur. In 2006, the Company established the IKONICS Imaging business unit, which comprises PhotoBrasive Systems, serving the awards and recognition, and monument markets; IKONSign Systems, serving the signage market; and Industrial Solutions, serving industrial markets for glass, silicon, and ceramic etching, as well as providing industrial digital inkjet technology.

PRODUCTS

     IKONICS' traditional core technology is the use of photochemicals to create masks or stencils for the transfer of images. These images may be transferred using the mask or stencil by ink through screen printing or by abrasive etching onto various substrates. The Company has recently entered markets for electronic wafers and industrial ceramic etching and digital image transfer technologies.

DISTRIBUTION

     The Company currently has approximately 180 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.

     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2007 and 2006, no one customer accounted for more than 10% of revenues.

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

RESEARCH AND DEVELOPMENT/INTELLECTUAL PROPERTY

     IKONICS spent 4.9% of sales ($775,000) on research and development in 2007 and 5.0% ($742,000) in 2006. In its research program, IKONICS has developed unique light-sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2008 and 2020. The Company also has seventeen United States patent applications pending including two covering digital image transfer technology. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company's intellectual property. Within IKONICS, steps are taken to protect the Company's trade secrets, including physical security, confidentiality and non-competition agreements with employees, and confidentiality agreements with vendors. In its product development program, IKONICS is fully equipped to simulate customer uses of its products. The Company's facilities include a walk-in environmental chamber which simulates customer uses and storage conditions of IKONICS products for different climatic zones. Over the past year, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and substrates and in 2007 constructed an 800 square foot state of the art inkjet laboratory.

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

EMPLOYEES

     As of February 26, 2008, the Company had approximately 74 full-time employees, 69 of whom are located at the Company's headquarters in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations around the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2. PROPERTY

     The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. Shipping and distribution operates from a leased warehouse in Duluth, Minnesota. The Company also leases warehouse space at two locations in Superior, Wisconsin. The Company has acquired an option to purchase a 15-acre brownfield site from the City of Duluth and is considering the construction of a 35,000 square-foot manufacturing and warehouse facility on the site.

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

                                        HIGH     LOW
                                       ------   -----
FISCAL YEAR ENDED DECEMBER 31, 2007:
   First Quarter....................   $10.30   $7.22
   Second Quarter...................    10.45    8.83
   Third Quarter....................     9.60    8.76
   Fourth Quarter...................     9.99    8.86

FISCAL YEAR ENDED DECEMBER 31, 2006:
   First Quarter....................   $ 8.33   $6.26
   Second Quarter...................    10.47    7.06
   Third Quarter....................     8.97    7.15
   Fourth Quarter...................     8.60    7.02

     As of February 26, 2008, the Company had approximately 667 shareholders. The Company has never declared or paid any dividends on its Common Stock.

     The Company did not purchase shares of its equity securities during 2007 or 2006. A total of 50,007 shares of Common Stock may yet be purchased under the repurchase program approved by the Company's Board of Directors in August 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management discussion and analysis focuses on those factors that had a material effect on the Company's financial results of operations and financial condition during 2007 and 2006 and should be read in connection with the Company's audited financial statements and notes thereto for the years ended December 31, 2007 and 2006, included herein.

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

     - The Company's belief that additional proceeds will be received from the sale of Apprise common and preferred stock that occurred in 2007--Actual additional proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

     - The Company's belief that its effective tax rate will increase by 5% in 2008--The actual tax rate in 2008 may be affected by changes in federal and state tax law, unanticipated changes in the Company's financial position or the Company's actions which could increase or decrease its effective tax rate.

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

     - The Company's belief as to future activities that may be undertaken to expand the Company's business--Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company's industry, unanticipated changes in the Company's financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.

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

     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.

     Inventory. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

     Income Taxes. At December 31, 2007, the Company had approximately $35,000 of net deferred tax assets. The deferred tax assets result primarily from temporary differences in accrued expenses, inventory reserves, intangible assets and property and equipment. The Company has determined that it is more likely than not that the deferred tax assets will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related reserve of $92,000 as of December 31, 2007 will be adjusted as the statute of limitations expires or these positions are reassessed.

     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $855,201 investment in imaging Technology international ("iTi"). The Company accounts for this investment by the cost method because iTi's common stock is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment we consider recent equity transactions that iTi has entered into, the status of iTi's technology and strategies in place to achieve its objectives, as well as iTi's financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded.

     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

     Sales. The Company's net sales increased 6.3% to $15.8 million in 2007, compared to net sales of $14.9 million in 2006. Sales increases were realized in both international and domestic markets. Sales growth in 2007 was mainly due to sales related to the image mate(R) line of screen printing products. The image mate(R) brand was acquired in December 2006.

     Cost of Goods Sold. Cost of goods sold was $8.9 million, or 56.2% of sales, in 2007 and $8.2 million, or 55.0% of sales, in 2006. The increase in the cost of sales in 2007 as a percentage of sales reflects a less favorable product mix, rising raw material costs and additional manufacturing overhead related to the image mate(R) transition.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.7 million, or 29.9% of sales, in 2007 from $4.5 million, or 30.2% of sales, in 2006. The 2007 increase was due to $140,000 for additional sales personnel compared to 2006. Sarbanes-Oxley compliance and audit related fees also increased $96,000 in 2007 compared to 2006. The Company also incurred an additional $43,000 expense for an international trade show which the Company attends every other year.

     Research and Development Expenses. Research and development expenses were $775,000, or 4.9% of sales, in 2007 compared to $742,000, or 5.0% of sales, in 2006. The increase is due to higher depreciation expense related to equipment purchases and production trial expenses to support the Company's efforts in the industrial digital inkjet market and increased personnel costs.

     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $55,000 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. during the first quarter of 2007. In addition to the initial proceeds, the Company anticipates receiving additional proceeds in 2008 from the portion of the total sale price that was placed in escrow at the time of the sale related to potential indemnification obligations as part of the agreement between Apprise and its purchaser. The additional proceeds and gain recognition is expected to be approximately $40,000, however there can be no assurance given that this will occur.

     Interest Income. Interest income increased to $154,000 in 2007 from $115,000 in 2006. The interest income increase is due to an increase in interest rates and a larger balance of interest earning assets.

     Income Taxes. The Company incurred income tax expense of $466,000 for both 2007 and 2006, or an effective rate of 28.5% during 2007 compared to 29.3% for 2006. The lower effective income tax rate in 2007 primarily relates to derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired. The remaining income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, tax exempt interest, state income taxes, federal credits for research and development and adjustments from the 2006 tax accrual estimate. The Company expects its effective income tax rate to increase by approximately 5% in 2008 compared to 2007, as a result of a reduction in the amount of tax exempt interest that will be recognized from short-term investments in 2008 and because of the non-recurring 2007 tax benefit from the reversal of a valuation allowance maintained against a capital loss carry forward deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company's normal operating expenditures, annual capital requirements, and research and development expenditures.

     Cash and cash equivalents were $1,230,000 and $253,000 at December 31, 2007 and 2006, respectively. The Company generated $1,698,000 in cash from operating activities during 2007 compared to $1,076,000 of cash generated from operating activities during 2006. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, stock based compensation, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

     During 2007, trade receivables increased by $48,000. The increase in receivables is primarily related to higher sales. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased by $139,000 due to lower raw material film levels. Inventory levels at the end of 2006 were higher than historical levels due to the Company purchasing large amounts of film to obtain volume pricing discounts. Accounts payable increased by $147,000, reflecting the timing of payments to suppliers. Accrued liabilities decreased $138,000 primarily due to the reversal of a tax related contingent liability of $108,000. Income taxes payable decreased $57,000 and the Company's income tax receivable increased $3,000 due to timing of estimated 2007 tax payments compared to the calculated 2007 tax liability.

     The Company used $833,000 and $1,848,000 in cash for investing activities during 2007 and 2006, respectively. In 2007, the Company purchased $610,000 of plant equipment. Over one-half of the plant and equipment purchases were related to the Company's efforts in industrial digital inkjet and photo-machining markets. Purchases were also made to improve facilities, update systems and replace vehicles.

     The Company also purchased $375,000 of short-term investments comprised of auction rate securities during 2007. Auction rate securities (ARS) are highly liquid investments that are reset through a "dutch auction" process that occurs every 7 to 49 days, depending on the terms of the individual security. At December 31, 2007, the Company had $3,550,000 of ARS which were comprised entirely of AAA municipal bonds which are classified as short term investments and recorded at cost which equaled fair market value. Because of the current volatility in the ARS market, subsequent to the end of the year, the Company sold approximately $1,900,000 of ARS for its cost, which equaled market value, and placed the proceeds in a money market account. The Company continues to closely monitor its remaining ARS investments of $1,650,000 for indications of illiquidity or impairment. Management believes that the value of its remaining ARS portfolio has not declined.

     During 2007, the Company reclassified $3,175,000 of investments in ARS from cash and cash equivalents to short term investments. Given the liquid nature of ARS, they had previously been classified as cash equivalents on both the balance sheets and in the statements of cash flows. However, given that ARS have long-term stated maturities and that the issuers of such ARS are under no obligation to redeem them prior to their stated maturities, the Company has determined that its investments in such securities should be classified as short-term available-for-sale investments, rather than as cash equivalents. Accordingly, the 2006 statement of cash flows presents the gross purchases and sales of these short term investment as investing activities. This reclassification had no impact on results of operations, cash flows from operations, total current assets, total assets, or stockholders' equity.

     During the second quarter of 2007, the Company exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of iTi stock. The Company owns approximately 8% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on inkjet technology, and the Company believes iTi's expertise fits strategically with the Company's expertise in developing substrates for inkjet printing and the Company's plans to develop proprietary industrial inkjet technologies. The Company also incurred $48,000 in patent application costs during 2007 that the Company records as an asset and amortizes upon successful completion of the application process. These cash outlays were partially offset by receipt of $253,000 from the sale of the Company's Apprise investment and $11,500 from the sale of two vehicles.

     During 2006, the Company invested $538,000 in iTi to acquire 69,166 common shares. On December 29, 2006, the Company acquired the image mate(R) line of screen printing products from Franklin International for $533,000. The Company made $274,000 of property and equipment purchases during 2006. The purchases were comprised of plant and research equipment to improve efficiency and safety, reduce operating costs and update facilities, and two automobiles. During 2006, the Company purchased $3,200,000 of short term investments and sold $2,635,000 of short term investments comprised of ARS which are AAA rated municipal bonds. The Company also incurred $28,000 in patent application costs during 2006 that it recorded as an asset and amortizes upon successful completion of the application process. The Company received $84,000 during 2006 from the sale of marketable securities other than ARS and $6,000 from the sale of an automobile.

     The Company realized $112,000 in cash from financing activities during 2007 compared to $223,000 received in 2006. During 2007, the Company received $80,000 for the issuance of 35,100 shares of common stock issued upon the exercise of stock options compared to $186,000 received during 2006 for 48,324 shares of common stock issued upon the exercise of stock options. The Company also realized a $32,000 cash benefit during 2007 related to the excess tax benefit from the exercise of stock options compared to a $37,000 cash benefit received in 2006.

     A bank line of credit provides for borrowings of up to $1,250,000. Borrowings under this line of credit are collateralized by accounts receivable and inventory and bear interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during 2007 or 2006 and there were no borrowings outstanding as of December 31, 2007 and 2006.

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

CAPITAL EXPENDITURES

     During 2007, the Company spent $610,000 on capital expenditures. This spending primarily consists of supporting the Company's efforts in industrial digital inkjet and photo-machining markets, plant equipment upgrades and building improvements to improve efficiency and reduce operating costs and vehicles.

     During the first quarter of 2008, the Company acquired an option to purchase a 15-acre brownfield site from the City of Duluth for approximately $500,000. The Company is considering the construction of a manufacturing and warehouse facility on the site. Construction is expected to begin during the second quarter of 2008. Cost estimates for the expansion have not been finalized.

     Plans for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS' laboratory, research and development to improve measurement and quality control processes and vehicles. These commitments are expected to be funded with cash generated from operating activities.

INTERNATIONAL ACTIVITY

     The Company markets its products to numerous countries in all regions of the world including North America, Europe, Latin America, and Asia. The Company's 2007 foreign sales of $4,678,000 were approximately 29.6% of total sales during 2007 compared to the 2006 foreign sales of $4,532,000 which were 30.4% of total sales. Foreign sales growth in 2007 was mainly due to sales related to the image mate(R) line of screen printing products. The image mate(R) brand was acquired in December 2006. Fluctuations in certain foreign currencies have not significantly impacted the Company's operations because the Company's foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

     The Company's foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company's foreign operations as of December 31, 2007. Furthermore, the impact of foreign exchange on the Company's balance sheet and operating results was not material in either 2007 or 2006.

FUTURE OUTLOOK

     IKONICS has spent on average over 4% of its sales dollars for the past few years in research and development and in addition has made capital expenditures related to its digital technology program. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to ensure commercialization of new product opportunities.

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company as of January 1, 2007. The impact of the adoption on the Financial Statements as of January 1, 2007, was an increase in total liabilities of $137,000 and a decrease in retained earnings of $137,000.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company's fiscal year 2009. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of SFAS No. 157 will have a material effect on our results of operations or financial condition.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations ("SFAS 141(R)"). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning after December 15, 2008 with early adoption prohibited. The standard will change the Company's accounting treatment for business combinations on a prospective basis.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
IKONICS Corporation

We have audited the balance sheets of IKONICS Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of IKONICS Corporation's internal control over financial reporting as of December 31, 2007 included in this Annual Report and titled "Management's Annual Report on Internal Control over Financial Reporting", and accordingly, we do not express an opinion thereon.

As discussed in Note 2 to the financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.


/s/ McGladrey & Pullen, LLP

Duluth, Minnesota
March 20, 2008

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

                                                                      2007          2006
                                                                  -----------   -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 1,230,020   $   253,186
   Short-term investments                                           3,550,000     3,175,000
   Trade receivables, less allowance of $45,000 in 2007 and
      $70,000 in 2006 (Notes 6 and 10)                              2,025,257     1,976,893
   Inventories (Notes 1 and 10)                                     2,355,864     2,494,876
   Deposits, prepaid expenses and other assets (Note 3)               130,596       232,255
   Deferred income taxes (Note 2)                                      24,000        97,000
                                                                  -----------   -----------
         Total current assets                                       9,315,737     8,229,210
                                                                  -----------   -----------
PROPERTY, PLANT, AND EQUIPMENT, at cost:
   Land and building                                                1,631,142     1,500,271
   Machinery and equipment                                          2,700,816     2,396,867
   Office equipment                                                   812,120       817,406
   Vehicles                                                           219,964       203,816
                                                                  -----------   -----------
                                                                    5,364,042     4,918,360
   Less accumulated depreciation                                    4,043,451     3,926,440
                                                                  -----------   -----------
                                                                    1,320,591       991,920
                                                                  -----------   -----------
INTANGIBLE ASSETS, less accumulated amortization of $213,061 in
   2007 and $159,352 in 2006 (Notes 3 and 4)                          479,888       485,421
DEFERRED INCOME TAXES (Note 2)                                         11,000        48,000
INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES (Note 1)              855,201       988,910
                                                                  -----------   -----------
                                                                  $11,982,417   $10,743,461
                                                                  ===========   ===========

IKONICS CORPORATION

BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

                                                               2007          2006
                                                           -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $   435,572   $   288,449
   Accrued compensation                                        347,691       324,082
   Other accrued expenses (Note 2)                             148,149       172,381
   Income taxes payable                                          5,291        94,450
                                                           -----------   -----------
         Total current liabilities                             936,703       879,362
                                                           -----------   -----------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.10 per share; authorized
      250,000 shares:
      issued none
   Common stock, par value $.10 per share; authorized
      4,750,000 shares:
      issued and outstanding 2,045,961 shares in 2007
         and 2,010,861 shares in 2006 (Note 7)                 204,596       201,086
   Additional paid-in capital                                2,124,342     1,979,012
   Retained earnings                                         8,716,776     7,684,001
                                                           -----------   -----------
         Total stockholders' equity                         11,045,714     9,864,099
                                                           -----------   -----------
                                                           $11,982,417   $10,743,461
                                                           ===========   ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                       2007          2006
                                                   -----------   -----------
NET SALES                                          $15,824,725   $14,888,912
COSTS AND EXPENSES:
   Cost of goods sold                                8,887,612     8,181,814
   Selling, general and administrative               4,735,419     4,490,381
   Research and development                            775,049       742,406
                                                   -----------   -----------
                                                    14,398,080    13,414,601
                                                   -----------   -----------
INCOME FROM OPERATIONS                               1,426,645     1,474,311
GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES        55,159            --
INTEREST INCOME                                        153,971       115,454
                                                   -----------   -----------
INCOME BEFORE INCOME TAXES                           1,635,775     1,589,765
FEDERAL AND STATE INCOME TAXES (Note 2)                466,000       466,000
                                                   -----------   -----------
NET INCOME                                         $ 1,169,775   $ 1,123,765
                                                   ===========   ===========
EARNINGS PER COMMON SHARE:
   Basic                                           $      0.58   $      0.56
                                                   ===========   ===========
   Diluted                                         $      0.57   $      0.55
                                                   ===========   ===========
WEIGHTED AVERAGE COMMON SHARES:
   Basic                                             2,033,045     2,000,017
                                                   ===========   ===========
   Diluted                                           2,063,380     2,027,916
                                                   ===========   ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                            ACCUMULATED       TOTAL
                                             COMMON STOCK       ADDITIONAL                     OTHER          STOCK-
                                        --------------------     PAID-IN       RETAINED    COMPREHENSIVE     HOLDERS'
                                         SHARES      AMOUNT      CAPITAL       EARNINGS        INCOME         EQUITY
                                        ---------   --------   -----------   -----------   -------------   -----------
BALANCE AT DECEMBER 31, 2005            1,962,537   $196,254   $ 1,721,119    $6,560,236       $ 896       $ 8,478,505
   Net income                                  --         --            --     1,123,765          --         1,123,765
   Unrealized loss on available-for
      -sale securities                         --         --            --            --        (896)             (896)
                                                                                                           -----------
      Total comprehensive income               --         --            --            --          --         1,122,869
   Exercise of stock options               48,324      4,832       181,503            --          --           186,335
   Tax benefit resulting from stock
      option exercises                         --         --        14,055            --          --            14,055
   Stock based compensation and
      related tax benefit                      --         --        62,335            --          --            62,335
                                        ---------   --------   -----------    ----------       -----       -----------
BALANCE AT DECEMBER 31, 2006            2,010,861    201,086     1,979,012     7,684,001          --         9,864,099
   Cumulative effect to prior  year
      retained earnings related to
      the adoption of FIN 48 (Note 2)          --         --            --      (137,000)         --          (137,000)
   Net income and comprehensive
      income                                   --         --            --     1,169,775          --         1,169,775
   Exercise of stock options               35,100      3,510        76,212            --          --            79,722
   Tax benefit resulting from stock
      option exercises                         --         --        18,208            --          --            18,208
   Stock based compensation and
      related tax benefit                      --         --        50,910            --          --            50,910
                                        ---------   --------   -----------    ----------       -----       -----------
BALANCE AT DECEMBER 31, 2007            2,045,961   $204,596   $ 2,124,342    $8,716,776       $  --       $11,045,714
                                        =========   ========   ===========    ==========       =====       ===========

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                    2007          2006
                                                                 ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $1,169,775   $ 1,123,765
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                  276,942       242,833
      Amortization                                                   53,709        24,710
      Excess tax benefit from share-based payment arrangement       (31,997)      (36,712)
      Tax benefit from stock option exercise                         18,208        14,055
      Stock based compensation                                       18,913        25,623
      Gain on sale of vehicles                                       (7,341)         (640)
      Gain on sale of non-marketable equity securities              (55,159)           --
      Deferred income taxes                                         110,000        15,000
      Changes in working capital components, net of effects of
       business acquisition:
         Trade receivables                                          (48,364)     (274,285)
         Inventories                                                139,012        34,101
         Prepaid expenses and other assets                          101,659       (16,508)
         Accounts payable                                           147,123      (150,148)
         Accrued liabilities                                       (137,623)         (491)
         Income taxes payable                                       (57,162)       74,419
                                                                 ----------   -----------
            Net cash provided by operating activities             1,697,695     1,075,722
                                                                 ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                             (609,772)     (273,548)
   Proceeds from sale of vehicles                                    11,500         6,000
   Business acquisition (Note 3)                                         --      (532,921)
   Purchase of intangibles                                          (48,176)      (28,045)
   Purchase of short-term investments                              (375,000)   (3,200,000)
   Proceeds from sale of short-term investments                          --     2,635,000
   Purchase of non-marketable equity securities                     (63,750)     (538,120)
   Proceeds from sale of non-marketable equity securities           252,618            --
   Proceeds from sale of marketable equity securities                    --        83,979
                                                                 ----------   -----------
            Net cash used in investing activities                  (832,580)   (1,847,655)
                                                                 ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Excess tax benefit from share-based payment arrangement           31,997        36,712
   Proceeds from exercise of stock options                           79,722       186,335
                                                                 ----------   -----------
            Net cash provided by financing activities               111,719       223,047
                                                                 ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                976,834      (548,886)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      253,186       802,072
                                                                 ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $1,230,020   $   253,186
                                                                 ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for income taxes                                    $  433,953   $   362,526
                                                                 ==========   ===========

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business and Foreign Export Sales - IKONICS Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers' applications are primarily screen printing and abrasive etching. The Company's principal markets are throughout the United States. In addition, the Company sells to Western Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

     Foreign export sales approximated 29.6% of net sales in 2007 and 30.4% of net sales in 2006. The Company's accounts receivable at December 31, 2007 and 2006 due from foreign customers were 35.2% and 39.5%, respectively. The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days. No single customer represented greater than 10% of net sales in 2007 or in 2006.

     A summary of the Company's significant accounting policies follows:

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds in which the carrying value approximates market value because of the short maturity of these instruments.

     Short-Term Investments - Short-term investments consist of auction rate securities that are comprised of AAA rated government municipal variable rate bonds. We consider our short-term investments to be "available-for-sale" securities. At December 31, 2007 and 2006, cost was equal to fair value and no amount of unrealized gain or loss was included as a separate component of shareholders' equity.

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

     Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $624,000 and $535,000 higher than reported at December 31, 2007 and 2006, respectively. The major components of inventories are as follows:

                            2007         2006
                         ----------   ----------
Raw materials            $1,373,835   $1,577,165
Work-in-progress            296,998      225,033
Finished goods            1,308,917    1,227,806
Reduction to LIFO cost     (623,886)    (535,128)
                         ----------   ----------
   Total inventories     $2,355,864   $2,494,876
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

     As of December 31, 2007 the remaining estimated weighted average useful lives of intangible assets are as follows:

                          Years
                          -----
Patents                    4.0
Licenses                   7.5
Non-compete agreements     6.5

     Investments in non-marketable equity securities consist of an $855,201 investment in imaging Technology international ("iTi"). The Company accounts for this investment by the cost method because the common stock of the corporation is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment the Company considers recent equity transactions that iTi has entered into, the status of iTi's technology and strategies in place to achieve its objectives, as well as iTi's financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded. As of December 31, 2006 investments in non-marketable equity securities consisted of a $791,450 investment in imaging Technology international ("iTi") and a $197,460 equity investment in Apprise Technologies, Inc (Apprise). During February 2007, Apprise was acquired by Eco Lab Incorporated for cash. The Company realized a gain of approximately $55,000 on the $253,000 cash payment received in 2007 related to the Apprise sale. The Company may recover an additional payment in 2008 from the Apprise sale as defined in the sales agreement.

     Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of the non-marketable equity securities approximated their estimated fair value based on management's knowledge of recent sales prices of the non-marketable equity securities.

     Revenue Recognition - The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

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

     Comprehensive Income - The Company's comprehensive income consists of net income and net unrealized holding gains and losses on marketable securities, net of taxes. There were no net unrealized holding gains and losses on marketable securities available for sale at December 31, 2007 and 2006. Total comprehensive income was $1,169,775 and $1,122,869 for years ended December 31, 2007 and 2006 respectively. There are no amounts in comprehensive income related to foreign exchange activity, since such amounts were not significant for either 2007 or 2006.

     Earnings Per Common Share (EPS) - Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that weighted average of common shares outstanding are increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares, such as options, had been issued.

     Shares used in the calculation of diluted EPS are summarized below:

                                        2007        2006
                                     ---------   ---------
Weighted average common shares
   outstanding                       2,033,045   2,000,017
Dilutive effect of stock options        30,335      27,899
                                     ---------   ---------
Weighted average common and common
   equivalent shares outstanding     2,063,380   2,027,916
                                     =========   =========

     Options to purchase 52,622 and 88,222 shares of common stock were outstanding as of December 31, 2007 and 2006, respectively.

     Employee Stock Plan - Effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), "Share-Based Payment," (FAS 123(R)) using the modified-prospective-transition method. Prior to the adoption of FAS 123(R), the Company accounted for stock option grants under APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants.

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

     Foreign Currency Translation - Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Stockholders' Equity and Comprehensive Income and Cash Flows for 2007 and 2006.

     Reclassification - The Company has reclassed certain investments in auction rate securities (ARS) in 2006 to conform with the 2007 presentation of cash and cash equivalents and short term investments. As a result of this reclassification, cash and cash equivalents was reduced by and short term investments were increased by $3,175,000 at December 31, 2006. The gross purchases and sales of these short term investments have been included in the investing activities on the statement of cash flows. This reclassification had no impact on results of operations, cash flows from operations, total current assets, total assets, or stockholders' equity.

2.   INCOME TAXES

     Income tax expense for the years ended December 31, 2007 and 2006 consists of the following:

                                                2007       2006
                                              --------   --------
Current:
   Federal                                    $317,000   $401,000
   State                                        39,000     50,000
                                              --------   --------
                                               356,000    451,000
Deferred                                       110,000     15,000
                                              --------   --------
                                              $466,000   $466,000
                                              ========   ========

     The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2007 and 2006 to income before taxes, is reconciled to income tax expense as follows:

                                                2007       2006
                                              --------   --------
Expected provision for federal income taxes   $572,500   $556,400
State income taxes, net of federal benefit      32,800     36,300
Reversal of valuation allowance                (27,000)        --
Reversal of uncertain tax positions            (45,000)        --
Extraterritorial income exclusion                   --    (49,400)
Domestic manufacturers deduction               (10,500)   (11,100)
Non-deductible meals and entertainment          15,000     16,400
Tax-exempt interest                            (43,400)   (39,000)
R&D Credit                                     (14,700)   (13,600)
Other                                          (13,700)   (30,000)
                                              --------   --------
                                              $466,000   $466,000
                                              ========   ========

     Deferred tax assets consist of the following as of December 31, 2007 and 2006:

                                                2007      2006
                                              -------   --------
Property and equipment and other assets       $13,000   $ 38,000
Accrued vacation                               18,000     19,000
Other accrued expenses                             --     49,000
Inventories                                        --     12,000
Allowance for doubtful accounts                 5,000     18,000
Allowance for sales returns                    11,000      7,000
Intangible assets                                  --     10,000
Capital loss carryforward                      14,000     27,000
                                              -------   --------
                                               61,000    180,000
Less valuation allowance                           --    (27,000)
                                              -------   --------
                                               61,000    153,000
Deferred tax liabilities:
   Inventories                                  9,000         --
   Intangible assets                           15,000         --
   Prepaid expenses                             2,000      8,000
                                              -------   --------
                                              $35,000   $145,000
                                              =======   ========

     The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2007 and 2006 as follows:

                                                2007      2006
                                              -------   --------
Current assets                                $24,000   $ 97,000
Noncurrent assets                              11,000     48,000
                                              -------   --------
                                              $35,000   $145,000
                                              =======   ========

     On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction in retained earnings as of January 1, 2007 for the cumulative effect of a change in accounting principle as provided for by FIN 48. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $122,000. During the first quarter of 2007, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in a decrease in income tax expense of $45,000 for 2007. As of December 31, 2007, the liability for unrecognized tax benefits totaled $92,000 and is included in other accrued expenses.

     Prior to 2007 the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

     The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2004, 2005, 2006, and 2007.

     It is the Company's policy beginning in 2007 to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $14,000 of interest related to uncertain tax positions at December 31, 2007. The unrecognized tax benefits at December 31, 2007 relate to taxation of foreign export sales.

     A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows:

Balance at January 1, 2007                         $137,000
Expiration of the statute of limitations for the
   assessment of taxes                              (45,000)
                                                   --------
Balance at December 31, 2007                       $ 92,000
                                                   ========

     The balance of unrecognized tax benefits totaling $92,000 at December 31, 2007, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company's effective tax rate. The Company also accrued potential interest of $6,000 related to these unrecognized tax benefits during 2007, and in total, as of December 31, 2007, the Company recorded a liability for potential interest of $13,700. We expect our unrecognized tax benefit to be reduced by approximately $42,000 during the next twelve months as a result of the expiration of the statute of limitations for the assessment of taxes.

3.   BUSINESS COMBINATION

     On December 29, 2006, the Company acquired certain assets of Franklin International Inc. (Franklin) related to the image mate(R) line of screen printing products. The acquisition was accounted for under the purchase method of accounting. Accordingly, the assets acquired were recorded at their fair market value. The assets acquired included lab equipment, raw materials and finished goods inventory, and a non-compete agreement with Franklin. The costs allocated to the non-compete agreement are amortized on a straight-line basis over its seven year term. In connection with the acquisition, the Company entered into an agreement to prepay for inventory purchases from Franklin, which are expected to be utilized over three years.

     The fair market value of the assets acquired resulted in the following purchase price allocation:

Cash price paid for assets           $528,921
Acquisition costs incurred              4,000
                                     --------
   Total purchase price              $532,921
                                     ========

Purchase Price Allocation
-------------------------
   Inventory                         $164,921
   Deposit for inventory purchases    150,000
   Equipment                           15,000
   Non-compete agreement              203,000
                                     --------
                                     $532,921
                                     ========

     If the acquisition had occurred on January 1, 2006, the unaudited pro forma impact on revenues would have been to increase revenues by approximately $600,000 for the year ended December 31, 2006. The unaudited proforma net income and earnings per common share would not have been significantly different than to the amounts reported in the Company's financial statements for 2006.

4.   INTANGIBLE ASSETS

     Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. No impairment adjustments to intangible assets were made during the year ended December 31, 2007 or 2006.

     Intangible assets at December 31, 2007 and 2006 consist of the following:

                                     December 31, 2007               December 31, 2006
                               -----------------------------   -----------------------------
                               Gross Carrying    Accumulated   Gross Carrying    Accumulated
                                   Amount       Amortization       Amount       Amortization
                               --------------   ------------   --------------   ------------
Amortized intangible assets:
   Patents                         $289,949      $ (90,939)       $241,773       $ (81,022)
   Licenses                         100,000        (43,126)        100,000         (35,000)
   Non-compete agreements           303,000        (78,996)        303,000         (43,330)
                                   --------      ---------        --------       ---------
                                   $692,949      $(213,061)       $644,773       $(159,352)
                                   ========      =========        ========       =========

Aggregate amortization expense:

                                    2007      2006
                                  -------   -------
For the years ended December 31   $53,709   $24,710

Estimated amortization expense for the years ended December 31:

2008   $54,000
2009    54,000
2010    52,000
2011    45,000
2012    45,000

     In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements. The Company incurred $101,000 of expense under these agreements during 2007, and $119,000 during 2006.

5.   RETIREMENT PLAN

     The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes 5% of each eligible employee's compensation. Total retirement expense for the years ended December 31, 2007 and 2006 was approximately $176,000 and $163,000, respectively.

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

     Management evaluates the performance of each segment based on the components of divisional income, and with the exception for accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

     For the year ended December 31, 2007

                                                   IKONICS
                        DOMESTIC      EXPORT*      IMAGING       OTHER         TOTAL
                       ----------   ----------   ----------   -----------   -----------
Net sales              $6,680,384   $4,677,898   $4,466,443   $        --   $15,824,725
Cost of good sold       3,700,504    3,142,597    2,044,511            --     8,887,612
Selling, general and
   administrative       1,129,823      433,966    1,403,092     1,768,538     4,735,419
Research and
   development                 --           --           --       775,049       775,049
                       ----------   ----------   ----------   -----------   -----------
Income from
   operations          $1,850,057   $1,101,335   $1,018,840   $(2,543,587)  $ 1,426,645
                       ==========   ==========   ==========   ===========   ===========

        For the year ended December 31, 2006

                                                   IKONICS
                        DOMESTIC      EXPORT*      IMAGING       OTHER         TOTAL
                       ----------   ----------   ----------   -----------   -----------
Net sales              $5,777,987   $4,531,605   $4,579,320   $        --   $14,888,912
Cost of good sold       3,083,598    2,955,011    2,143,205            --     8,181,814
Selling, general and
   Administrative         965,695      395,619    1,479,464     1,649,603     4,490,381
Research and
   development                 --           --           --       742,406       742,406
                       ----------   ----------   ----------   -----------   -----------
Income from
   operations          $1,728,694   $1,180,975   $  956,651   $(2,392,009)  $ 1,474,311
                       ==========   ==========   ==========   ===========   ===========

     Accounts receivable as of December 31, 2007 and December 31, 2006:

                  Dec 31, 2007   Dec 31, 2006
                  ------------   ------------
Domestic           $  980,906     $  842,144
Export                712,936        780,599
IKONICS Imaging       356,272        384,748
Other                 (24,857)       (30,598)
                   ----------     ----------
Total              $2,025,257     $1,976,893
                   ==========     ==========

* In 2007 and 2006, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company's results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company's net sales for 2007 and 2006.

     Sales to foreign customers were 29.6% and 30.4% of the Company's net sales for 2007 and 2006, respectively.

7.   STOCK OPTIONS

     The Company has stock incentive plan for the issuance of up to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 56,173 shares of common stock are reserved for additional future grants of options under the plan at December 31, 2007.

     Under the plan, the Company charged compensation cost of $18,913 and $25,623 against income and recognized a total income tax benefit in the income statement of $8,963 and $26,482 in 2007 and 2006, respectively.

     As of December 31, 2007, there was approximately $16,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next two years.

     The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the option shares are sold over the exercise price of the options. In accordance with FAS 123(R), the excess tax benefits from the exercise of stock options is reported as a reduction of operating and an increase in financing cash flows. For the year ended December 31, 2007 and 2006, $31,997 and $36,712 of excess tax benefits was reported in the statement of cash flows, respectively.

     There were no options granted during 2007. The fair value of share-based payment awards granted in 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

                              2006
                          ------------
Dividend yield                0.0%
Expected volatility       60.6 - 63.0%
Expected life of option    Five years
Risk-free interest rate     4.8-5.0%

     SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture expense and prospective actuarial analysis, estimated at 2%.

     A summary of the status of the Company's stock option plan as of December 31, 2007 and changes during the year then ended is presented below:

                                                                         Weighted
                                                            Weighted      Average
                                                             Average     Remaining    Aggregate
                                                            Exercise    Contractual   Intrinsic
                    Options                        Shares     Price    Term (years)     Value
                    -------                       -------   --------   ------------   ---------
Outstanding at January 1, 2007                     88,222     $3.33
Granted                                                --        --
Exercised                                         (35,100)     2.27
Expired and forfeited                                (500)     4.32
                                                  -------     -----
Outstanding at December 31, 2007                   52,622      4.03        1.13        $264,728
                                                  =======     =====        ====        ========
Vested or expected to vest at December 31, 2007    52,622      4.03        1.13        $264,728
                                                  =======     =====        ====        ========
Exercisable at December 31, 2007                   44,871     $3.58        0.83        $245,921
                                                  =======     =====        ====        ========

     The weighted-average grant-date fair value of options granted was $4.58 for the year ended December 31, 2006. The total intrinsic value of options exercised was $237,949 and $227,175 for the years ended December 31, 2007 and 2006, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2007:

                          Options Outstanding                  Options Exercisable
               -----------------------------------------   --------------------------
                                  Weighted-
                   Number          Average     Weighted-       Number       Weighted-
  Range of     Outstanding at     Remaining     Average    Exercisable at    Average
  Exercise      December 31,     Contractual    Exercise    December 31,     Exercise
    Price           2007        Life (years)     Price          2007          Price
  --------     --------------   ------------   ---------   --------------   ---------
$2.00 - 2.99       23,622           0.31         $2.73         23,622         $2.73
 3.00 - 3.99       11,250           0.59          3.36         11,250          3.36
 4.00 - 4.99        8,250           2.32          4.32          5,333          4.32
 7.00 - 7.99        9,500           2.79          7.79          4,666          7.54
                   ------           ----         -----         ------         -----
                   52,622           1.13         $4.03         44,871         $3.58
                   ======           ====         =====         ======         =====

8.   CONCENTRATION OF CREDIT RISK

     The Company maintains its cash balances primarily in two financial institutions. As of December 31, 2007, the balances exceeded the Federal Deposit Insurance Corporation coverage. The Company reduces its exposure to credit risk by maintaining such balances with financial institutions that have high credit ratings.

     Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. The large number of customers comprising the Company's customer base and their dispersion across different geographic areas limits such exposure. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses. Concentration of credit risk with respect to trade receivables is not significant. No one customer accounted for more than 10% of total receivables as of December 31, 2007 and 2006.

9.   LEASE EXPENSE

     The Company leases buildings on a month-to-month basis and equipment as needed. On February 1, 2007 the Company entered into a lease agreement for additional warehouse space at a cost of $5,750 per month or $69,000 per year. The lease expires on February 1, 2009. Total rental expense for all equipment and building operating leases was $72,000 in 2007 and $21,000 in 2006.

10.  LINE OF CREDIT

     The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each May 1, is collateralized by trade receivables and inventory, and bears interest at 2.00 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2007 and 2006.

11.  EMERGING ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company as of January 1, 2007. The impact of the adoption on the Financial Statements as of January 1, 2007, was an increase in total liabilities of $137,000 and a decrease in retained earnings of $137,000.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" (the FSP). The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement is effective for the Company beginning January 1, 2008. The deferred provisions of FAS 157 will be effective for the Company's fiscal year 2009. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe the adoption of SFAS No. 157 will have a material effect on its results of operations or financial condition.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations ("SFAS 141(R)"). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning after December 15, 2008 with early adoption prohibited. The standard will change the Company's accounting treatment for business combinations on a prospective basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     - Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information included in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference. The following information completes the Company's response to this Item 9.

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

ITEM 10. EXECUTIVE COMPENSATION

     The information included in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions "Election of Directors--Director Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End" and "Employment Contracts; Termination of Employment and Change-In-Control Arrangements" is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information included in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders under the captions "Security Ownership of Principal Shareholders and Management" and "Equity Compensation Plan Information" is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

     The information included in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated by reference. The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007:

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

  31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO.

  31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO.

  32      Section 1350 Certifications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information included in the Company's definitive proxy statement for the 2008 Annual Meeting of Shareholders under the caption "Audit and Non-Audit Fees" is incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2008.

                                        IKONICS CORPORATION


                                        By /s/ William C. Ulland
                                           -------------------------------------
                                           William C. Ulland, Chairman, Chief
                                           Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2008.


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


                                        /s/ William C. Ulland
                                        ----------------------------------------
                                        William C. Ulland, Attorney-in-Fact

                                INDEX TO EXHIBITS

Exhibit                                 Description                                        Page
-------                                 -----------                                        ----
   3.1    Restated Articles of Incorporation of Company, as amended..........   Incorporated by Reference
   3.2    By-Laws of the Company, as amended.................................   Incorporated by Reference
   4      Specimen of Common Stock Certificate...............................   Incorporated by Reference
  10.1    IKONICS Corporation 1995 Stock Incentive Plan, as amended..........   Incorporated by Reference
  10.5    Revolving Credit Agreement dated April 30, 1999 between the
          Company and M&I Bank...............................................   Incorporated by Reference
  14      Code of Ethics.....................................................   Incorporated by Reference
  23      Consent of  Independent Registered Public Accounting Firm..........   Filed Electronically
  24      Powers of Attorney.................................................   Filed Electronically
  31.1    Rule 13a-14(a)/15d-14(a) Certifications of CEO.....................   Filed Electronically
  31.2    Rule 13a-14(a)/15d-14(a) Certifications of CFO.....................   Filed Electronically
  32      Section 1350 Certifications........................................   Filed Electronically