Form 10QSB
period 2008-03-31
IKONICS CORP
filed 2008-05-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _______________.
Commission file number 000-25727
IKONICS CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0730027

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4832 Grand Avenue Duluth, Minnesota	55807

(Address of principal executive offices)	(Zip code)

(218) 628-2217

Issuer’s telephone number

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ☒            No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐            No ☒
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 2,070,583 shares outstanding as of April 27, 2008.
     Transitional Small Business Disclosure Format (check one):       Yes ☐            No ☒

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
IKONICS CORPORATION
BALANCE SHEETS

	March 31	December 31
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,050,206	$1,230,020
Short-term investments	675,000	3,550,000
Trade receivables, less allowances of $45,000	2,126,803	2,025,257
Inventories	2,212,809	2,355,864
Deposits, prepaid expenses and other assets	302,610	130,596
Income tax refund receivable	6,207	—
Deferred income taxes	24,000	24,000

Total current assets	9,397,635	9,315,737

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,745,750	1,631,142
Machinery and equipment	2,709,766	2,700,816
Office equipment	822,913	812,120
Vehicles	223,094	219,964

	5,501,523	5,364,042
Less accumulated depreciation	4,098,150	4,043,451

	1,403,373	1,320,591

INTANGIBLE ASSETS, less accumulated amortization of $226,448 in 2008 and $213,061 in 2007	492,825	479,888

DEFERRED INCOME TAXES	11,000	11,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	855,201	855,201

	$12,160,034	$11,982,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$568,361	$435,572
Accrued compensation	232,676	347,691
Other accrued expenses	121,737	148,149
Income taxes payable	—	5,291

Total current liabilities	922,774	936,703

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,063,485 in 2008 and 2,045,961 in 2007	206,349	204,596
Additional paid-in capital	2,208,497	2,124,342
Retained earnings	8,822,414	8,716,776

Total stockholders’ equity	11,237,260	11,045,714

	$12,160,034	$11,982,417

See notes to condensed financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2008	2007
NET SALES	$3,780,848	$3,507,767

COSTS AND EXPENSES:
Cost of goods sold	2,151,793	2,074,070
Selling, general and administrative	1,367,080	1,231,092
Research and development	214,855	206,272

	3,733,728	3,511,434

INCOME (LOSS) FROM OPERATIONS	47,120	(3,667)

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	55,159

INTEREST INCOME	43,675	32,907

INCOME BEFORE INCOME TAXES	90,795	84,399

INCOME TAX BENEFIT	(14,843)	(54,698)

NET INCOME	$105,638	$139,097

EARNINGS PER COMMON SHARE:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,051,605	2,015,570

Diluted	2,069,129	2,064,511

See notes to condensed financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,638	$139,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,096	61,178
Amortization	13,428	13,428
Excess tax benefits from share-based payment arrangements	(29,636)	(2,785)
Tax benefit from stock option exercise	3,008	10,793
Stock based compensation	3,279	4,728
Gain on sales of vehicles	(1,725)	(2,340)
Gain on sale of non-marketable equity securities	—	(55,159)
Deferred income taxes	—	9,000
Changes in working capital components:
Trade receivables	(101,546)	191,680
Inventories	143,055	173,969
Deposits, prepaid expenses and other assets	(172,014)	(91,575)
Income tax refund receivable	(6,207)	(6,860)
Accounts payable	132,789	42,484
Accrued liabilities	(141,427)	(202,601)
Income taxes payable	24,345	(91,665)

Net cash provided by operating activities	43,083	193,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(159,653)	(81,836)
Proceeds on sale of vehicles	8,500	6,500
Purchase of intangibles	(26,365)	(24,162)
Proceeds on sale of short-term investments	2,875,000	—
Proceeds on sale of non-marketable equity securities	—	252,618

Net cash provided by investing activities	2,697,482	153,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefits from share-based payment arrangements	29,636	2,785
Proceeds from exercise of stock options	49,985	25,599

Net cash provided by financing activities	79,621	28,384

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,820,186	374,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,230,020	253,186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,050,206	$628,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income taxes paid	$7,861	$68,528

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Notes to Financial Statements
     The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2008, and the related statements of operations and cash flows for the three months ended March 31, 2008 and 2007, have been prepared without being audited.
     In the opinion of management, these financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2008, and the results of its operations and cash flows for all periods presented.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.
2. Inventories
     The major components of inventories at March 31, 2008 and December 31, 2007 are as follows:

	Mar 31, 2008	Dec 31, 2007

Raw materials	$1,317,547	$1,373,835
Work-in-progress	344,593	296,998
Finished goods	1,195,095	1,308,917
Reduction to LIFO cost	(644,426)	(623,886)

Total Inventory	$2,212,809	$2,355,864

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
Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2008	Mar 31, 2007
Weighted average common shares outstanding	2,051,605	2,015,570
Dilutive effect of stock options	17,524	48,941

Weighted average common and common equivalent shares outstanding	2,069,129	2,064,511

Options to purchase 35,098 and 76,321 shares of common stock were outstanding at March 31, 2008 and 2007, respectively.

4. Stock-based Compensation
     The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 56,173 shares of common stock are reserved for additional grants of options under the plan at March 31, 2008.
     The Company accounts for this plan under FAS 123(R), “Share-Based Payment” using the modified-prospective-transition method. Under the modified-prospective-transition method, FAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, or cancelled. Under this method compensation cost in 2008 and 2007 includes cost for options granted prior to but not vested as of December 31, 2005, and options granted in 2008, 2007 and 2006.
     The Company charged compensation cost of approximately $3,300 against income for the three months ended March 31, 2008 and $4,700 for the three months ended March 31, 2007. As of March 31, 2008 there was approximately $15,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next two years.
     The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, increased by the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. For the three months ended March 31, 2008, $29,636 of excess tax benefits were reported as operating and financing cash flows compared to $2,785 for the three months ended March 31, 2007. The Company’s APIC pool totaled $10,346 and $42,497 at March 31, 2008 and December 31, 2007, respectively.
     Proceeds from the exercise of stock options were $49,985 and $25,599 for the three months ended March 31, 2008 and 2007, respectively. There were no options granted during the three months ending March 31, 2008.
     Stock option activity during the three months ending March 31, 2008 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	52,622	$4.03
Granted	—	—
Exercised	(17,524)	2.85
Expired and forfeited	—	—

Outstanding at 3/31/08	35,098	4.62

     The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2008 was $170,318 and $151,119, respectively.

5. Intangible Assets
     Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreements. Estimated amortization expense for each of the next five years is $54,000 to $45,000 annually. In connection with license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the future sales of products subject to the agreements.
6. Segment Information
     The Company’s reportable segments are strategic business units that offer different products and have a varied customer base. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. It is also entering the market for etched ceramics, glass and silicon wafers; and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.
     Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:
     For the three months ended March 31, 2008:

	Domestic	Export	IKONICS Imaging	Other	Total
Net Sales	$1,392,226	$1,228,945	$1,159,677	$—	$3,780,848

Cost of good sold	783,955	806,826	561,012	—	2,151,793
Selling, general and administrative*	291,684	111,898	349,198	614,300	1,367,080
Research and Development*	—	—	—	214,855	214,855

	1,075,639	918,724	910,210	829,155	3,733,728

Income (loss) from operations	$316,587	$310,221	$249,467	$(829,155)	$47,120

     For the three months ended March 31, 2007:

	Domestic	Export	IKONICS Imaging	Other	Total
Net Sales	$1,379,347	$986,950	$1,141,470	$—	$3,507,767

Cost of good sold	800,604	723,083	550,383	—	2,074,070
Selling, general and administrative*	285,567	123,414	394,204	427,907	1,231,092
Research and Development*	—	—	—	206,272	206,272

	1,086,171	846,497	944,587	634,179	3,511,434

Income (loss) from operations	$293,176	$140,453	$196,883	$(634,179)	$(3,667)

     Accounts receivable as of March 31, 2008 and December 31, 2007:

	Mar 31, 2008	Dec 31, 2007
Domestic	$966,250	$980,906
Export	791,647	712,936
IKONICS Imaging	376,941	356,272
Other	(8,035)	(24,857)

Total	$2,126,803	$2,025,257

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
     7. Income Taxes
     On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction in retained earnings as of January 1, 2007 for the cumulative effect of a change in accounting principle as provided for by FIN 48. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $122,000. During the first quarter of 2007 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $45,000 for the first quarter of 2007 and $44,000 for the first quarter of 2008. As of March 31, 2008, the liability for unrecognized tax benefits totaled $54,000 compared to a liability of $92,000 as of March 31, 2007. The liability for unrecognized tax benefits is included in other accrued expenses.
     The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2005, 2006, and 2007.
     It has been the Company’s policy since 2007 to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $6,500 of interest related to uncertain tax positions at March 31, 2008. The unrecognized tax benefits at March 31, 2008 relate to taxation of foreign export sales.
     A reconciliation of the beginning and ending amounts of unrecognized tax benefit for the first quarter of 2008 is as follows:

Balance at January 1, 2008	$98,000
Expiration of the statute of limitations for the assessment of taxes	(44,000)

Balance at March 31, 2008	$54,000

     The balance of unrecognized tax benefits totaling $54,000 at March 31, 2008, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate. The Company also accrued potential interest of $1,000 related to these unrecognized tax benefits during 2008 bringing the total accrued interest to $6,500 as of March 31, 2008.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2008 and for the same period of 2007. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-QSB.
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
•	The Company’s belief that additional proceeds will be received from the sale of Apprise common and preferred stock that occurred in 2007—Actual additional proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the second quarter of 2008 compared to the tax benefit of 16% recorded in the first quarter of 2008—The effective tax rate for the second quarter of 2008 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s actions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, capital asset additions or increases in construction costs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Income Taxes. At March 31, 2008, the Company had $35,000 of net deferred tax assets. The deferred tax assets result primarily from temporary differences in accrued expenses, inventory reserves, intangible assets and property and equipment. The Company has determined that it is more likely than not that the deferred tax assets will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related reserve of $54,000 as of March 31, 2008 will be adjusted as the statute of limitations expires or these positions are reassessed.

     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $855,201 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because iTi’s common stock is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment we consider recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded.
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007
     Sales. Compared to the same period in 2007, the Company’s sales increased 7.8% during the first quarter of 2008. Sales during the first quarter of 2008 were $3,781,000 versus sales of $3,508,000 during the first quarter of 2007. The $273,000 sales increase was mainly due growth in the Export business. Export sales growth was driven by increased shipments to China across all products lines. Efforts are also being made to diversify distribution in China. European shipments also grew during the first quarter of 2008 due to increased image mate® sales.
     Cost of Goods Sold. Cost of goods sold during the first quarter of 2008 was $2,152,000, or 56.9% of sales, compared to $2,074,000, or 59.1% of sales, during the same period in 2007. The decrease in the cost of sales of 2.2% in the first quarter of 2008 reflects the additional overhead expenses incurred during the first quarter of 2007 from expenses related to the transition of the image mate product line acquired by the Company on December 29, 2006.
     Selling General and Administrative Expenses. Selling, general and administrative expenses increased to $1,367,080, or 36.2% of sales, in the first quarter of 2008, from $1,231,000, or 35.1% of sales, for the same period in 2007. The first three months of 2008 reflect additional personnel related expenses for salaries, severance agreement, insurance and travel.
     Research and Development Expenses. Research and development expenses during the first quarter of 2008 were $215,000, or 5.7% of sales, versus $206,000, or 5.9% of sales, for the same period in 2007. The increase was due to depreciation and travel expenses related to the Company’s efforts in the industrial digital inkjet market.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $55,000 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. during the first quarter of 2007. In addition to the initial proceeds, the Company anticipates receiving additional proceeds during the fourth quarter of 2008 from the portion of the total sale price that was placed in escrow at the time of the sale related to potential indemnification obligations as part of the agreement between Apprise and its purchaser. The additional proceeds and gain recognition is expected to be approximately $40,000, however there can be no assurance given that this will occur.
     Interest Income. Interest income for the first quarter of 2008 was $44,000, compared to $33,000 for the same period in 2007. The interest income increase is due to a larger average invested balance in interest earning assets. During 2008 interest income is expected to decrease as the Company’s investment balance decreases as funds are used to construct its new facility.

     Income Taxes. For the first quarter of 2008, the Company realized an income tax benefit of $15,000 compared to income tax benefit of $55,000 for the same quarter in 2007. The 2008 first quarter benefit primarily relates to derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter and the benefits of the domestic manufacturing deduction, tax exempt interest, and state income taxes. The 2007 first quarter benefit primarily relates to derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During the first quarter of 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $7,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2008. The Company expects that for the remainder of 2008, the Company will have recorded income taxes at an effective tax rate of 35% to 36%.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $4,050,000 and $628,000 at March 31, 2008 and March 31, 2007, respectively. The Company generated $43,000 in cash from operating activities during the three months ended March 31, 2008, compared to generating $193,000 of cash from operating activities during the same period in 2007. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.
     During the first three months of 2008, trade receivables increased by $102,000. The increase in receivables was driven by increased export sales and the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $143,000 due to lower finished goods levels resulting from increased sales. Deposits, prepaid expenses and other assets increased $172,000, reflecting annual insurance premiums prepaid in the first quarter of 2008 and reimbursable costs related environmental remediation on the 11 acres of land purchased during the second quarter of 2008. Accounts payable increased $133,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $141,000, primarily reflecting the timing of compensation payments. Income taxes payable increased $24,000 and income tax refund receivable increased $6,000 due to the accrual of 2008 taxes.
     During 2007, the Company reclassified $3,550,000 of investments in auction rate securities (ARS) from cash and cash equivalents to short term investments. ARS are investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Given the historically liquid nature of ARS, they had previously been classified as cash equivalents on both the balance sheet and in the statements of cash flows. However, given that ARS have long-term stated maturities and that the issuers of such ARS are under no obligation to redeem them prior to their stated maturities, the Company determined that its investments in such securities should be classified as short-term available-for-sale investments, rather than as cash equivalents. Accordingly, the Company’s 2007 and 2008 statements of cash flows present the gross purchases and sales of these short term investments as investing activities. This reclassification had no impact on results of operations, cash flows from operations, total current assets, total assets, or stockholders’ equity.
     For the first three months of 2008, investing activities provided $2,697,000 to the Company. The Company sold $2,875,000 of short-term investments comprised of ARS during 2008 at no gain or loss. At March 31, 2008, the Company had $675,000 of ARS which were comprised entirely of AAA municipal bonds which are classified as short term investments and recorded at cost which equaled fair market value. Because of the current volatility in the ARS market, subsequent to the end of the first quarter, the Company sold the remaining $675,000 of its ARS for their cost, which equaled market value, and placed the proceeds in a money market account. The $2,875,000 received from the sale of short-term investments during the first quarter of 2008 was partially offset by

$160,000 of property and equipment purchases along with $26,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.
     For the first three months of 2007, investing activities provided $153,000 to the Company. The Company received $253,000 from the sale of its Apprise investment. The cash received was partially offset by $82,000 used for the purchase of Company vehicles and equipment to improve efficiency and reduce operating costs. The Company also incurred $24,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.
     The Company realized $80,000 from financing activities during the first three months of 2008 compared to $28,000 received in the same period of 2007. During the first three months of 2008, the Company received $50,000 for the issuance of 17,524 shares of common stock upon the exercise of stock options compared to $26,000 received during the first three months of 2007 for 11,401 shares of common stock issued upon the exercise of stock options. The Company also realized a $30,000 benefit during the first quarter of 2008 related to the excess tax benefit from the exercise of stock options compared to $3,000 for the same period in 2007.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the quarter ended March 31, 2008 or during fiscal year 2007. There was no debt outstanding under this line as of March 31, 2008 or December 31, 2007.
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
Capital Expenditures
     Through March 31, 2008, the Company spent $160,000 on capital expenditures during 2008. This spending primarily consists of land acquisition and building design costs. Expenditures were also made on a vehicle and plant equipment upgrades.
     During the second quarter of 2008, the Company purchased 11 acres of land at a cost of $366,000. The purchase agreement also included an option to buy an additional 4 acres. In the second quarter of 2008 the Company will begin construction of a 35,000 square foot manufacturing and warehouse facility on this site. The estimated construction cost on the new facility is approximately $4.0 million. It is expected that construction on the new facility will be completed before the end of 2008. Additional capital expenditures are planned during 2008 to support the Company’s efforts in the development of digital inkjettable fluids and substrates. The Company plans to fund all capital expenditures with its cash on hand along with cash generated from operations.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32.5% of total sales during the first quarter 2008 and 28.1% of total sales for the same period in 2007. While the drop in the value of the U.S. dollar has positively impacted foreign sales, fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion are transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposure, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2008.

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the FSP). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement was effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company’s only financial instruments measured at fair value on a recurring basis were its auction rate securities, which were recorded at cost which equaled fair value at March 31, 2008. These auction rate securities were sold subsequent to March 31, 2008 for cost. Accordingly, the adoption of SFAS 157 did not have a material effect on the disclosures to the consolidated financial statements included in this report. The Company’s investment in non-marketable equity securities are tested for other than temporary impairment, however, to date, there has not been an impairment and accordingly these investments are carried at cost.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008, and its adoption did not materially affect its financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning after December 15, 2008 with early adoption prohibited. The standard will change the Company’s accounting treatment for business combinations on a prospective basis.

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
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008:

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

IKONICS CORPORATION
DATE: May 14, 2008	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically