Form 10-Q
period 2008-06-30
IKONICS CORP
filed 2008-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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
     Yes ☐       No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 2,081,833 shares outstanding as of August 7, 2008.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	June 30	December 31
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,787,622	$1,230,020
Short-term investments	—	3,550,000
Trade receivables, less allowance of $45,000	2,174,688	2,025,257
Inventories	1,987,791	2,355,864
Deposits, prepaid expenses and other assets	326,120	130,596
Deferred income taxes	24,000	24,000

Total current assets	9,300,221	9,315,737

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,952,647	1,631,142
Machinery and equipment	2,865,478	2,700,816
Office equipment	826,498	812,120
Vehicles	223,094	219,964
Construction in progress	694,528	—

	6,562,245	5,364,042
Less accumulated depreciation	4,170,260	4,043,451

	2,391,985	1,320,591

INTANGIBLE ASSETS, less accumulated amortization of $239,916 in 2008 and $213,061 in 2007	486,163	479,888

DEFERRED INCOME TAXES	11,000	11,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	855,201	855,201

	$13,044,570	$11,982,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$529,626	$435,572
Construction	390,424	—
Accrued compensation	318,778	347,691
Other accrued expenses	135,368	148,149
Income taxes payable	2,138	5,291

Total current liabilities	1,376,334	936,703

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,081,833 shares in 2008 and 2,045,961 in 2007	208,183	204,596
Additional paid-in capital	2,279,202	2,124,342
Retained earnings	9,180,851	8,716,776

Total stockholders’ equity	11,668,236	11,045,714

	$13,044,570	$11,982,417

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
NET SALES	$4,330,059	$4,374,677	$8,110,907	$7,882,444

COSTS AND EXPENSES:
Cost of goods sold	2,468,468	2,533,475	4,620,261	4,607,545
Selling, general, and administrative	1,154,850	1,211,305	2,521,930	2,442,397
Research and development	167,855	189,936	382,710	396,208

	3,791,173	3,934,716	7,524,901	7,446,150

INCOME FROM OPERATIONS	538,886	439,961	586,006	436,294

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	—	—	55,159

INTEREST INCOME	23,697	36,724	67,372	69,631

INCOME BEFORE INCOME TAXES	562,583	476,685	653,378	561,084

INCOME TAX EXPENSE	204,146	145,283	189,303	90,585

NET INCOME	$358,437	$331,402	$464,075	$470,499

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.16	$0.22	$0.23

Diluted	$0.17	$0.16	$0.22	$0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	2,076,828	2,029,355	2,064,216	2,022,501

Diluted	2,080,617	2,064,698	2,068,292	2,056,762

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$464,075	$470,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142,205	134,437
Amortization	26,855	26,855
Excess tax benefit from share-based payment arrangement	(39,319)	(31,997)
Tax benefit from stock option exercise	4,388	12,508
Stock based compensation	8,028	9,456
Gain on sale of vehicles	(1,725)	(7,341)
Gain on sale of non-marketable equity securities	—	(55,159)
Deferred income taxes	—	9,000
Changes in working capital components:
Trade receivables	(149,431)	(238,043)
Inventories	368,073	608,620
Prepaid expenses and other assets	(195,524)	(17,342)
Income taxes receivable	—	(75,329)
Accounts payable	94,054	180,619
Accrued liabilities	(41,694)	(107,050)
Income taxes payable	36,166	(62,453)

Net cash provided by operating activities	716,151	857,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(829,950)	(436,244)
Proceeds from sale of vehicles	8,500	11,500
Purchase of intangibles	(33,130)	(27,578)
Purchase of short-term investments	—	(375,000)
Proceeds on sale of short-term investments	3,550,000	—
Purchase of non-marketable equity securities	—	(63,750)
Proceeds from sale of non-marketable equity securities	—	252,618

Net cash provided (used in) investing activities	2,695,420	(638,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	39,319	31,997
Proceeds from exercise of stock options	106,712	63,722

Net cash provided by financing activities	146,031	95,719

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,557,602	314,545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,230,020	253,186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,787,622	$567,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$191,644	$251,353

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction payables incurred for building expansion	$390,424	$—

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2008, and the related statements of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2008, and the results of operations and cash flows for all periods presented.

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Inventory

The major components of inventory are as follows:

	June 30, 2008	Dec 31, 2007
Raw materials	$1,314,587	$1,373,835
Work-in-progress	323,907	296,998
Finished goods	1,026,178	1,308,917
Reduction to LIFO cost	(676,881)	(623,886)

Total Inventory	$1,987,791	$2,355,864

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as those shares subject to options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2008	June 30, 2007

Weighted average common shares outstanding	2,076,828	2,029,355
Dilutive effect of stock options	3,789	35,343

Weighted average common and common equivalent shares outstanding	2,080,617	2,064,698

	Six Months Ended
	June 30, 2008	June 30, 2007

Weighted average common shares outstanding	2,064,216	2,022,501
Dilutive effect of stock options	4,076	34,261

Weighted average common and common equivalent shares outstanding	2,068,292	2,056,762

4.	Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 51,173 shares of common stock are reserved for additional grants of options under the plan at June 30, 2008.

The Company charged compensation cost of $4,700 against income for the three months ended June 30, 2008 and 2007. For the first six months of 2008, the Company charged compensation cost of approximately $8,000 against income compared to $9,400 for the same period in 2007. As of June 30, 2008 there was approximately $27,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. For the six months ended June 30, 2008, $39,319 of excess tax benefits were reported as operating and financing cash flows compared to $31,997 for the six months ended June 30, 2007. The Company’s APIC pool totaled $111,029 and $71,709 at June 30, 2008 and December 31, 2007, respectively.

Proceeds from the exercise of stock options were $106,712 and $63,722 for the six months ended June 30, 2008 and 2007, respectively.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The fair value of options granted during the six months ended June 30, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Expected volatility	55.0%
Expected life of option	Five Years
Risk-free interest rate	3.0%
Fair value of each option on grant date	$4.05
There were no options granted during the six months ended June 30, 2007.

Stock option activity during the six months ended June 30, 2008 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	52,622	$4.03
Granted	5,000	8.08
Exercised	(35,872)	2.97
Expired and forfeited	—	—

Outstanding at 6/30/08	21,750	6.70

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2008 was $47,110 and $41,162, respectively.

5.	Building Expansion Project

In April 2008, the Company acquired an 11 acre property for $366,000 and began construction on a new 35,000 square foot manufacturing and warehouse facility. The new facility is necessary to accommodate the Company’s new business initiatives and growth plans and is expected to be completed by the end of 2008. The entire project, including the purchase of the land, is expected to cost $4,500,000. Through June 30, 2008 the Company had incurred costs of $1,100,000 of which $390,424 was included in construction accounts payable.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
6.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. There are three reportable segments: Domestic, Export, and IKONICS Imaging.
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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,799,163	$1,350,783	$1,180,113	$—	$4,330,059

Cost of goods sold	963,903	908,520	596,045	—	2,468,468
Selling, general and administrative*	295,068	89,605	326,841	443,336	1,154,850
Research and Development*	—	—	—	167,855	167,855

	1,258,971	998,125	922,886	611,191	3,791,173

Income from operations	$540,192	$352,658	$257,227	$(611,191)	$538,886

For the three months ended June 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,811,968	$1,382,514	$1,180,195	$—	$4,374,677
Cost of goods sold	1,017,503	965,229	550,743	—	2,533,475
Selling, general and administrative*	276,803	117,386	338,981	478,135	1,211,305
Research and Development*	—	—	—	189,936	189,936

	1,294,306	1,082,615	889,724	668,071	3,934,716

Income from operations	$517,662	$299,899	$290,471	$(668,071)	$439,961

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the six months ended June 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$3,191,389	$2,579,728	$2,339,790	$—	$8,110,907
Cost of goods sold	1,747,858	1,715,346	1,157,057	—	4,620,261
Selling, general and administrative*	586,752	201,503	676,039	1,057,636	2,521,930
Research and Development*	—	—	—	382,710	382,710

	2,334,610	1,916,849	1,833,096	1,440,346	7,524,901

Income (loss) from operations	$856,779	$662,879	$506,694	$(1,440,346)	$586,006

For the six months ended June 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$3,191,315	$2,369,464	$2,321,665	$—	$7,882,444
Cost of goods sold	1,818,107	1,688,312	1,101,126	—	4,607,545
Selling, general and administrative*	562,370	240,800	733,185	906,042	2,442,397
Research and Development*	—	—	—	396,208	396,208

	2,380,477	1,929,112	1,834,311	1,302,250	7,446,150

Income (loss) from Operations	$810,838	$440,352	$487,354	$(1,302,250)	$436,294

Accounts receivable by segment as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	Dec 31, 2007
Domestic	$998,686	$980,906
Export	819,546	712,936
IKONICS Imaging	351,748	356,272
Other	4,708	(24,857)

Total	$2,174,688	$2,025,257

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
7.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction in retained earnings as of January 1, 2007 for the cumulative effect

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
of a change in accounting principle as provided for by FIN 48. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $122,000. During the first quarter of 2007 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $45,000 for the first six months of 2007 and $44,000 for the six months of 2008. As of June 30, 2008, the liability for unrecognized tax benefits totaled $54,000 compared to a liability of $92,000 as of June 30, 2007. The liability for unrecognized tax benefits is included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2005, 2006, and 2007.

It has been the Company’s policy since 2007 to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company also accrued potential interest of $2,000 related to these unrecognized tax benefits during 2008 bringing the total accrued interest to $7,500 as of June 30, 2008. The unrecognized tax benefits at June 30, 2008 relate to taxation of foreign export sales.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit for the first six months of 2008 is as follows:

Balance at January 1, 2008	$98,000
Expiration of the statute of limitations for the assessment of taxes	(44,000)

Balance at June 30, 2008	$54,000

The balance of unrecognized tax benefits totaling $54,000 at June 30, 2008, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2008, the six months ended June 30, 2008 and the same periods of 2007. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, Management’s Discussion and Analysis of Financials Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-KSB.
Factors that May Affect Future Results
•	The Company’s belief that additional proceeds will be received from the sale of Apprise common and preferred stock that occurred in 2007—Actual additional proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the second six months of 2008 compared to the tax rate of 29% recorded in the first six months of 2008—The effective tax rate for the second six months of 2008 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s actions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, capital asset additions or increases in construction costs. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that the total cost of its new facility construction project will be $4.5 million—Actual construction costs may be impacted by changes in construction costs, changes to the building design, or regulatory changes.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers
     Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.

     Income Taxes. At June 30, 2008, the Company had $35,000 of net deferred tax assets. The deferred tax assets result primarily from temporary differences in accrued expenses, inventory reserves, intangible assets and property and equipment. The Company has determined that it is more likely than not that the deferred tax assets will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related reserve of $54,000 as of June 30, 2008 will be adjusted as the statute of limitations expires, these positions are reassessed, or other positions arise.
     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $855,201 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because iTi’s common stock is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment we consider recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition and results of operations. To the extent there are changes in the assessment in the future, an adjustment may need to be recorded.
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007
     Sales. The Company realized a 1.0% sales decrease during the second quarter of 2008 with sales of $4.3 million, compared to $4.4 million in sales during the same period in 2007. Export sales were 2.3% lower during the second quarter of 2008 versus the same period in 2007 due to lower shipments to India. Domestic incurred a 0.7% decrease in second quarter shipments as emulsion shipments were slightly lower during the period. IKONICS Imaging sales for the second quarter of 2008 were comparable with the second quarter of 2007.
     Cost of Goods Sold. Cost of goods sold during the second quarter of 2008 was $2.5 million, or 57.0% of sales, compared to $2.5 million, or 57.9% of sales, during the same period in 2007. Domestic’s cost of goods sold as a percentage of sales decreased from 56.2% in the second quarter of 2007 to 53.6% for the same period in 2008. The decrease in the Domestic cost of goods sold is related to manufacturing improvements for some of its film and emulsion products. The Export second quarter cost of goods sold as a percentage of sales also decreased from 69.8% in 2007 to 67.3% in 2008 due to lower manufacturing costs and an improved product mix. The IKONICS Imaging cost of goods sold as a percentage of sales increased to 50.5% during the second quarter of 2008 compared to 46.7% in the same period in 2007 as the business segment has incurred additional manufacturing expenses related to startup and development of new business initiatives.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million, or 26.7% of sales, in the second quarter of 2008, and $1.2 million, or 27.7% of sales, for the same period in 2007. Lower trade show and advertising expenses have been partially offset by increased personnel costs.
     Research and Development Expenses. Research and development expenses during the second quarter of 2008 were $168,000, or 3.9% of sales, versus $190,000, or 4.3% of sales, for the same period in 2007. The decrease is due to lower depreciation and salary expenses.
     Interest Income. Interest income for the second quarter of 2008 was $24,000 compared to $37,000 for the same period in 2007. The interest income decrease is due to a decrease in interest rates resulting from the Company moving excess cash out of auction rate securities and is expected to continue to decrease.
     Income Taxes. For the second quarter of 2008, the Company realized income tax expense of $204,000, or an effective rate of 36.3% versus $145,000, or an effective rate of 30.5% for the second quarter of 2007. The 2008 second quarter increased effective tax rate is related to a decrease in tax-exempt interest income and state tax increases.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Sales. The Company’s sales increased 2.9% during the first six months of 2008 to $8.1 million versus sales of $7.9 million during the first six months of 2007. Export realized a 8.9% sales increase over 2007 as increased Chinese and European shipments more than offset lower shipments to India. IKONICS Imaging also realized a 0.8% sales increase over 2007 as sales increases from new initiatives were partially offset by lower equipment and glass sales. Domestic shipments were flat for the first six months of 2008 versus the same period in 2007.
     Cost of Goods Sold. Cost of goods sold during the first half of 2008 was $4.6 million, or 57.0% of sales, compared to $4.6 million, or 58.5% of sales, during the same period in 2007. The decrease in the cost of sales during the first six months of 2008 as a percentage of sales reflects a decrease in the Export cost of goods sold as a percentage of sales from 71.3% in 2007 to 66.5% in 2008 due to lower manufacturing costs and an improved product mix. Domestic’s cost of goods sold percentage also decreased from 57.0% in 2007 to 54.8% in 2008 due to manufacturing efficiencies. The IKONICS Imaging cost of goods sold as a percentage of sales increased to 49.5% during the first six months of 2008 compared to 47.4% in the same period in 2007 as the business segment has incurred additional manufacturing expenses related to startup and development of new business initiatives.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.5 million, or 31.1% of sales, in the first six months of 2008, from $2.4 million or 31.0% of sales, for the same period in 2007. The first six months of 2008 reflect additional personnel related expenses for salaries, a severance agreement, insurance and travel, partially offset by lower advertising and trade show expenses.
     Research and Development Expenses. Research and development expenses during the first half of 2008 were $383,000, or 4.7% of sales, versus $396,000, or 5.0% of sales, for the same period in 2007. The decrease is mainly due to lower salary expenses.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $55,000 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. during the first half of 2007. In addition to the initial proceeds, the Company anticipates receiving additional proceeds during the fourth quarter of 2008 from the portion of the total sale price that was placed in escrow at the time of the sale related to potential indemnification obligations as part of the agreement between Apprise and its purchaser. The additional proceeds and related gain are expected to be approximately $40,000, however there can be no assurance given that this will occur.
     Interest Income. Interest income for the first six months of 2008 was $67,000 compared to $69,000 for the same period in 2007. The interest income decrease is due to lower interest rates.
     Income Taxes. During the first six months of 2008, the Company realized an income tax expense of $189,000, or an effective rate of 28.9%, compared to income tax expense of $91,000, or an effective rate of 16.2%, for the same period in 2007. The 2008 first six month effective tax rate was significantly impacted by derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter, and the benefits of the domestic manufacturing deduction, tax exempt interest, and state income taxes. The 2007 first half effective tax rate was significantly impacted by derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During the first half of 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $7,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2008. The effective tax rate increased in the first half of 2008 due to a decrease in tax exempt interest and state tax increases. The Company expects an effective tax rate of 35% to 36% for the remainder of 2008.

Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations and employee stock option exercises. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $4.8 million and $0.6 million at June 30, 2008 and June 30, 2007, respectively. The Company generated $716,000 in cash from operating activities during the six months ended June 30, 2008, compared to generating $857,000 of cash from operating activities during the same period in 2007. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.
     During the first six months of 2008, trade receivables increased by $149,000. The increase in receivables was driven by increased export sales and the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $368,000 due to lower finished goods levels resulting from increased sales. Deposits, prepaid expenses and other assets increased $196,000, reflecting annual insurance premiums paid in the first quarter of 2008 and reimbursable costs related to environmental remediation on the 11 acres of land purchased during the second quarter of 2008. Accounts payable increased $94,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $41,000, primarily reflecting the timing of compensation payments. Income taxes payable increased $36,000 due to the accrual of 2008 taxes.
     During 2007, the Company reclassified $3,550,000 of investments in auction rate securities (ARS) from cash and cash equivalents to short term investments. ARS are investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Given the historically liquid nature of ARS, they had previously been classified as cash equivalents on both the balance sheet and in the statements of cash flows. However, given that ARS have long-term stated maturities and that the issuers of such ARS are under no obligation to redeem them prior to their stated maturities, the Company determined that its investments in such securities should be classified as short-term available-for-sale investments, rather than as cash equivalents. Accordingly, the Company’s 2007 and 2008 statements of cash flows present the gross purchases and sales of these short term investments as investing activities. The reclassification of the 2007 Statement of Cash Flows had no impact on results of operations, cash flows from operations, total current assets, total assets, or stockholders’ equity.
     For the first six months of 2008, investing activities provided $2,695,000 to the Company. The Company sold $3,550,000 of short-term investments comprised of ARS during the first half of 2008 at no gain or loss. At June 30, 2008, the Company had no investment in ARS. The $3,550,000 received from the sale of short-term investments during the first half of 2008 was partially offset by $830,000 of property and equipment purchases, including the purchase of 11 acres of land during the second quarter of 2008 for $366,000 to be used for a warehouse and manufacturing facility expansion. During the first six months of 2008 the Company also incurred costs of $694,000 related to the expansion project, of which $390,000 were included in construction accounts payable as of June 30, 2008 and had no effect on cash flows. The expansion project is expected to be completed by the end of 2008 at a total cost of $4.5 million. The Company anticipates funding this project with available cash. The Company also made the final $95,000 payment upon the second quarter delivery of its industrial digital inkjet machine. The Company incurred $33,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.
     For the first six months of 2007, the Company used $638,000 in investing activities. The Company purchased $436,000 of plant equipment. Approximately one-half of the equipment purchases were related to the Company’s efforts in industrial digital inkjet market. Purchases were also made to improve facilities, update systems and replace vehicles. The Company also purchased $375,000 of short-term investments comprised of auction rate securities during 2007. During the first six months of 2007, the Company exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of Imaging Technology International (iTi) stock. The Company owns approximately 7% of the outstanding shares of iTi. The Company also incurred $28,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. These cash outlays were partially offset by receipt of $253,000 from the sale of the Company’s Apprise investment and $11,500 from the sale of two vehicles.

     The Company received $146,000 in cash from financing activities during the first six months of 2008 compared to $96,000 received in the same period in 2007. During the first six months of 2008, the Company received $107,000 for the issuance of 35,872 shares of common stock upon the exercise of stock options compared to $63,000 received during the first six months of 2007 for 29,100 shares of common stock issued upon the exercise of stock options. Financing activities also reflect excess tax benefits of $39,000 and $32,000 in 2008 and 2007, respectively, related to the exercise of stock options.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2008 and there were no borrowings outstanding as of June 30, 2008. The line of credit was also not utilized during 2007, and there were no borrowings outstanding under this line as of June 30, 2007.
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
Capital Expenditures
     Through June 30, 2008, the Company had $1.2 million in capital expenditures of which $389,000 is included in construction accounts payable. This spending primarily consists of land acquisition and constructions costs related to the construction of a new warehouse and manufacturing facility necessary to accommodate the Company’s new business initiatives and growth plans. The expansion project is expected to be completed by the end of 2008 at a total cost of $4.5 million. The Company will continue to operate and maintain its current facility along with the new facility. The Company anticipates funding this project with available cash.
     In additional to expenditures related to the new facility the Company plans for other capital expenditures during 2008 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. Non-construction capital expenditures are expected to be approximately $300,000 for the remaining six months of the year and funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales during the first half 2008 and 30% of total sales for the same period in 2007. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2008.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement was effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company’s only financial instruments measured at fair value on a recurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost. Accordingly, the adoption of SFAS 157 did not have a material effect on the disclosures to the financial statements. The Company’s investments in non-marketable equity securities are tested for other than temporary impairment, however, to date, there has not been an impairment and accordingly these investments are carried at cost.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable
ITEM 4. Controls and Procedures
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
ITEM 1A. Risk Factors
     Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting was held on April 24, 2008. The shareholders took the following actions:
The shareholders elected six directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Charles H. Andresen	1,874,686	3,669
David O. Harris	1,874,686	3,669
Gerald W. Simonson	1,874,686	3,669
William C. Ulland	1,874,686	3,669
Rondi Erickson	1,874,186	4,169
H. Leigh Severance	1,874,686	3,669
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008:

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

IKONICS CORPORATION

DATE: August 14, 2008	By:	/s/ Jon Gerlach Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended.	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically