Form 10-Q
period 2008-09-30
IKONICS CORP
filed 2008-11-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 2,007,367 shares outstanding as of October 13, 2008.
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

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,481,128	$1,230,020
Short-term investments	—	3,550,000
Trade receivables, less allowance of $45,000	2,064,360	2,025,257
Inventories	2,104,190	2,355,864
Deposits, prepaid expenses and other assets	236,745	130,596
Income tax refund receivable	37,756	—
Deferred income taxes	24,000	24,000

Total current assets	6,948,179	9,315,737

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	1,952,646	1,631,142
Machinery and equipment	2,877,682	2,700,816
Office equipment	832,886	812,120
Vehicles	241,905	219,964
Construction in progress	3,074,973	—

	8,980,092	5,364,042
Less accumulated depreciation	4,247,325	4,043,451

	4,732,767	1,320,591

INTANGIBLE ASSETS, less accumulated amortization of $256,512 in 2008 and $213,061 in 2007	404,420	479,888

DEFERRED INCOME TAXES	11,000	11,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	855,201	855,201

	$12,951,567	$11,982,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$481,411	$435,572
Construction	711,827	—
Accrued compensation	238,934	347,691
Other accrued expenses	133,626	148,149
Income taxes payable	—	5,291

Total current liabilities	1,565,798	936,703

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,007,367 shares in 2008 and 2,045,961 in 2007	200,737	204,596
Additional paid-in capital	2,210,404	2,124,342
Retained earnings	8,974,628	8,716,776

Total stockholders’ equity	11,385,769	11,045,714

	$12,951,567	$11,982,417

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
NET SALES	$3,832,783	$4,016,923	$11,943,690	$11,899,367

COSTS AND EXPENSES:
Cost of goods sold	2,178,597	2,186,892	6,798,858	6,794,437
Selling, general, and administrative	1,187,912	1,158,735	3,709,842	3,601,132
Research and development	219,071	186,295	601,781	582,503

	3,585,580	3,531,922	11,110,481	10,978,072

INCOME FROM OPERATIONS	247,203	485,001	833,209	921,295

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	24,550	—	24,550	55,159

INTEREST INCOME	19,890	40,616	87,262	110,247

INCOME BEFORE INCOME TAXES	291,643	525,617	945,021	1,086,701

INCOME TAX EXPENSE	53,810	171,692	243,113	262,277

NET INCOME	$237,833	$353,925	$701,908	$824,424

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.17	$0.34	$0.41

Diluted	$0.11	$0.17	$0.34	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	2,070,705	2,042,113	2,066,395	2,029,110

Diluted	2,073,925	2,074,569	2,070,134	2,061,400

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$701,908	$824,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,271	203,981
Amortization	43,451	40,282
Excess tax benefit from share-based payment arrangement	(39,319)	(31,997)
Stock based compensation	13,939	14,185
Gain on sale of vehicles	(1,725)	(7,341)
Loss on intangible asset abandonment	66,746	—
Gain on sale of non-marketable equity securities	(24,550)	(55,159)
Deferred income taxes	—	9,000
Changes in working capital components:
Trade receivables	(39,103)	(120,974)
Inventories	251,674	488,268
Prepaid expenses and other assets	(106,149)	45,553
Income taxes receivable	(37,756)	—
Accounts payable	45,839	164,506
Accrued liabilities	(123,280)	(142,089)
Income taxes payable	38,417	(48,377)

Net cash provided by operating activities	1,009,363	1,384,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and construction in progress	(2,926,395)	(545,500)
Proceeds from sale of vehicles	8,500	11,500
Purchase of intangibles	(34,729)	(39,935)
Purchase of short-term investments	—	(375,000)
Proceeds from sale of short-term investments	3,550,000	—
Purchase of non-marketable equity securities	—	(63,750)
Proceeds from sale of non-marketable equity securities	24,550	252,618

Net cash provided (used in) investing activities	621,926	(760,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	39,319	31,997
Repurchase of common stock	(526,212)	—
Proceeds from exercise of stock options	106,712	71,722

Net cash provided by (used in) financing activities	(380,181)	103,719

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,251,108	727,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,230,020	253,186

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,481,128	$981,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$284,348	$342,653

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction payables incurred for building expansion	$711,827	$—

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2008, and the related statements of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2008, and the results of operations and cash flows for all periods presented.

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Inventory

The major components of inventory are as follows:

	Sep 30, 2008	Dec 31, 2007
Raw materials	$1,334,984	$1,373,835
Work-in-progress	322,261	296,998
Finished goods	1,177,419	1,308,917
Reduction to LIFO cost	(730,474)	(623,886)

Total Inventory	$2,104,190	$2,355,864

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2008	Sep 30, 2007
Weighted average common shares outstanding	2,070,705	2,042,113
Dilutive effect of stock options	3,220	32,456

Weighted average common and common equivalent shares outstanding	2,073,925	2,074,569

	Nine Months Ended
	Sep 30, 2008	Sep 30, 2007
Weighted average common shares outstanding	2,066,395	2,029,110
Dilutive effect of stock options	3,739	32,290

Weighted average common and common equivalent shares outstanding	2,070,134	2,061,400

4.	Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 46,673 shares of common stock are reserved for additional grants of options under the plan at September 30, 2008.

The Company charged compensation cost of $5,900 against income for the three months ended September 30, 2008 and $4,700 against income for the three months ended September 30, 2007. For the first nine months of 2008 and 2007, the Company charged compensation cost of approximately $14,000 against income. As of September 30, 2008 there was approximately $39,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. For the nine months ended September 30, 2008, $39,319 of excess tax benefits were reported as operating and financing cash flows compared to $31,997 for the nine months ended September 30, 2007. The Company’s APIC pool totaled $111,029 and $71,709 at September 30, 2008 and December 31, 2007, respectively.

Proceeds from the exercise of stock options were $106,712 and $71,722 for the nine months ended September 30, 2008 and 2007, respectively.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The fair value of options granted during the nine months ended September 30, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0%
Expected volatility	55.0%-56.3%
Expected life of option	Five Years
Risk-free interest rate	3.00%-3.25%
Fair value of each option on grant date	$3.44 - $4.05
There were no options granted during the nine months ended September 30, 2007.

Stock option activity during the nine months ended September 30, 2008 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	52,622	$4.03
Granted	10,250	7.38
Exercised	(35,872)	2.97
Expired and forfeited	(750)	7.01

Outstanding at 9/30/08	26,250	6.69

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2008 was $45,490 and $33,969, respectively. The total intrinsic value of options exercised was $211,363 and $218,976 for the nine month period ended September 30, 2008 and 2007, respectively.

5.	Building Expansion Project

In April 2008, the Company acquired an 11 acre property for $366,000 and began construction on a new 35,000 square foot manufacturing and warehouse facility. The new facility is necessary to accommodate the Company’s new business initiatives and growth plans and is expected to be completed by the end of 2008. The entire project, including the purchase of the land, is expected to cost $4,500,000. Through September 30, 2008 the Company had incurred costs of $3,441,000 of which $711,827 was included in construction accounts payable.

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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,770,792	$1,070,894	$991,097	$—	$3,832,783

Cost of goods sold	907,877	749,647	521,073	—	2,178,597
Selling, general and administrative*	316,160	116,687	297,583	457,482	1,187,912
Research and development*	—	—	—	219,071	219,071

	1,224,037	866,334	818,656	676,553	3,585,580

Income (loss) from operations	$546,755	$204,560	$172,441	$(676,553)	$247,203

For the three months ended September 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,741,960	$1,267,710	$1,007,253	$—	$4,016,923

Cost of goods sold	946,154	777,616	463,122	—	2,186,892
Selling, general and administrative*	288,455	93,382	348,110	428,788	1,158,735
Research and development*	—	—	—	186,295	186,295

	1,234,609	870,998	811,232	615,083	3,531,922

Income (loss) from operations	$507,351	$396,712	$196,021	$(615,083)	$485,001

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended September 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$4,962,181	$3,650,622	$3,330,887	$—	$11,943,690
Cost of goods sold	2,655,735	2,464,993	1,678,130	—	6,798,858
Selling, general and administrative*	902,912	318,190	973,622	1,515,118	3,709,842
Research and development*	—	—	—	601,781	601,781

	3,558,647	2,783,183	2,651,752	2,116,899	11,110,481

Income (loss) from operations	$1,403,534	$867,439	$679,135	$(2,116,899)	$833,209

For the nine months ended September 30, 2007:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$4,933,275	$3,637,174	$3,328,918	$—	$11,899,367

Cost of goods sold	2,764,261	2,465,928	1,564,248	—	6,794,437
Selling, general and administrative*	850,825	334,182	1,081,295	1,334,830	3,601,132
Research and development*	—	—	—	582,503	582,503

	3,615,086	2,800,110	2,645,543	1,917,333	10,978,072

Income (loss) from operations	$1,318,189	$837,064	$683,375	$(1,917,333)	$921,295

Accounts receivable by segment as of September 30, 2008 and December 31, 2007 were as follows:

	Sep 30, 2008	Dec 31, 2007
Domestic	$1,105,555	$980,906
Export	651,763	712,936
IKONICS Imaging	307,665	356,272
Other	(623)	(24,857)

Total	$2,064,360	$2,025,257

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
7.	Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction in retained earnings as of January 1, 2007 for the cumulative effect of a change in accounting principle as provided for by FIN 48. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $122,000. During the first quarter of 2007 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $45,000 for the first nine months of 2007 and $44,000 for the nine months of 2008. As of September 30, 2008, the liability for unrecognized tax benefits totaled $54,000 compared to a liability of $96,000 as of September 30, 2007. The liability for unrecognized tax benefits is included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2005, 2006, and 2007.

It has been the Company’s policy since 2007 to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company also accrued potential interest of $3,000 related to these unrecognized tax benefits during the first nine months of 2008 bringing the total accrued interest to $8,500 as of September 30, 2008. The unrecognized tax benefits at September 30, 2008 relate to taxation of foreign export sales.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit for the first nine months of 2008 is as follows:

Balance at December 31, 2008	$98,000
Expiration of the statute of limitations for the assessment of taxes	(44,000)

Balance at September 30, 2008	$54,000

The balance of unrecognized tax benefits totaling $54,000 at September 30, 2008, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2008, the nine months ended September 30, 2008 and the same periods of 2007. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, Management’s Discussion and Analysis of Financials Condition and Results of Operations contained in the Company’s 2007 Annual Report on Form 10-KSB.
Factors that May Affect Future Results
•	The Company’s belief that additional proceeds will be received from the sale of Apprise common and preferred stock that occurred in 2007—Actual additional proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

•	The Company’s expectation that its effective tax rate will return to 30% to 31% of pretax income for the last quarter of 2008 compared to the tax rate of 25.7% recorded in the first nine month of 2008—The effective tax rate for the fourth quarter of 2008 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s actions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The Company’s belief that the total cost of its new facility construction project will be $4.5 million and depreciation expense will increase by $130,000 annually upon occupancy of the new facility—Actual construction costs and future depreciation expense may increase or decrease due to changes in construction costs, changes to the building design, regulatory changes and changes in accounting rules.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This

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
     Income Taxes. At September 30, 2008, the Company had $35,000 of net deferred tax assets. The deferred tax assets result primarily from temporary differences in accrued expenses, inventory reserves, intangible assets and property and equipment. The Company has determined that it is more likely than not that the deferred tax assets will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related reserve of $54,000 as of September 30, 2008 will be adjusted as the statute of limitations expires, these positions are reassessed, or other positions arise.
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
Results of Operations
Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007
     Sales. The Company realized a 4.6% sales decrease during the third quarter of 2008 with sales of $3.8 million, compared to $4.0 million in sales during the same period in 2007. Export sales were 15.5% lower during the third quarter of 2008 versus the same period in 2007 due to lower shipments to Southeast Asia. IKONICS Imaging sales for the third quarter of 2008 were also down 1.6% versus the third quarter of 2007 as glass and equipment shipments fell short of 2007 levels. Domestic Chromaline shipments increased 1.7% during the third quarter of 2008 over the same period in 2007 due to higher image mate™ shipments.
     Cost of Goods Sold. Cost of goods sold during the third quarter of 2008 was 56.8% of sales compared to 54.4% of sales during the same period in 2007, and was approximately $2.2 million for each period. The Export third quarter cost of goods sold as a percentage of sales increased from 61.3% in 2007 to 70.0% in 2008 due to a less favorable product mix. The IKONICS Imaging cost of goods sold as a percentage of sales also increased to 52.6% during the third quarter of 2008 compared to 46.0% in the same period in 2007 as the business segment has incurred additional manufacturing expenses related to startup and development of new business initiatives. Domestic Chromaline’s cost of goods sold as a percentage of sales decreased from 54.3% in the third quarter of 2007 to 51.3% for the same period in 2008. The decrease in the Domestic cost of goods sold is related to manufacturing improvements for some of the Company’s film and emulsion products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 31.0% of sales in the third quarter of 2008 compared to 28.8% of sales for the same period in 2007, and were approximately $1.2 million for each period. Lower personnel costs were offset by increased travel expenses.
     Research and Development Expenses. Research and development expenses during the third quarter of 2008 were $219,000, or 5.7% of sales, versus $186,000, or 4.6% of sales, for the same period in 2007. The increase is due to a $67,000 expense recognized in connection with the abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. The $67,000 abandonment was partially offset by lower salary expenses.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $25,000 during the third quarter of 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The sale took place during the first quarter of 2007 at which time a $55,000 gain was recognized. The $25,000 payment is related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company expects to receive additional proceeds and a related gain in the first quarter of 2009. The amount received in the first quarter of 2009 is expected to be slightly less than amount received in the third quarter of 2008, however there can be no assurance that this will occur.
     Interest Income. Interest income for the third quarter of 2008 was $20,000 compared to $41,000 for the same period in 2007. The interest income decrease is due to a lower investment balance as the Company is using cash to finance the construction of its new facility and a decrease in interest rates resulting from the Company moving excess cash out of auction rate securities. As of September 30, 2008, the Company did not own any auction rate securities.
     Income Taxes. For the third quarter of 2008, the Company realized income tax expense of $54,000, or an effective rate of 18.5% versus $172,000, or an effective rate of 32.7% for the third quarter of 2007. The 2008 third quarter effective tax rate decrease is due to a $55,000 state refund related to research and development credits for the tax years of 2005, 2006, and 2007.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     Sales. The Company’s sales increased 0.3% during the first nine months of 2008 compared to the first nine months of 2007, and was approximately $11.9 million for each period. Domestic Chromaline realized a 0.6% sales increase during the first nine months of 2008 over the corresponding period for 2007 due to a rise in image mate™ shipments. Export realized a 0.4% sales increase during the first nine months of 2008 over the corresponding period for 2007 as European sales increases were partially offset by lower sales to China. IKONICS Imaging shipments were flat for the first nine months of 2008 versus the same period in 2007.
     Cost of Goods Sold. Cost of goods sold during the first nine months of 2008 was 56.9% of sales compared to 57.1% of sales during the same period in 2007, and was approximately $6.8 million for each period. The decrease in the cost of sales during the first nine months of 2008 as a percentage of sales reflects a decrease in the Domestic Chromaline’s cost of goods sold as a percentage of sales from 56.0% in 2007 to 53.5% for 2008 due to manufacturing efficiencies. Export’s costs of good sold decreased slightly from 67.8% during the first nine months of 2007 to 67.5% over the corresponding period for 2008. The IKONICS Imaging cost of goods sold as a percentage of sales increased to 50.4% during the first nine months of 2008 compared to 47.0% in the same period in 2007 as the business segment has incurred additional manufacturing expenses related to startup and development of new business initiatives.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.7 million, or 31.1% of sales, in the first nine months of 2008, from $3.6 million or 30.3% of sales, for the same period in 2007. The first nine months of 2008 reflect additional personnel related expenses for a severance agreement and insurance, partially offset by lower advertising and trade show expenses.
     Research and Development Expenses. Research and development expenses during the first nine months of 2008 were $602,000, or 5.0% of sales, versus $583,000, or 4.9% of sales, for the same period in 2007. The increase is due to a $67,000 expense related to abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. The $67,000 abandonment was partially offset by lower salary expenses.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $25,000 during the first nine months of 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The sale took place during the first quarter of 2007 at which time a $55,000 gain was recognized. The $25,000 payment is related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company expects to receive additional proceeds and a related gain in the first quarter of 2009. The amount received in the first quarter of 2009 is expected to be slightly less than amount received in the first nine months of 2008, however there can be no assurance that this will occur.

     Interest Income. Interest income for the first nine months of 2008 was $87,000 compared to $110,000 for the same period in 2008. The interest income decrease is due to a lower investment balance as the Company is using cash to finance the construction of its new facility and a decrease in interest rates resulting from the Company moving excess cash out of auction rate securities. As of September 30, 2008, the Company did not own any auction rate securities.
     Income Taxes. During the first nine months of 2008, the Company realized an income tax expense of $243,000, or an effective rate of 25.7%, compared to income tax expense of $262,000, or an effective rate of 24.1%, for the same period in 2007. The effective tax rate for the first nine months of 2008 was significantly impacted by derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter, and the benefits of the domestic manufacturing deduction, tax exempt interest, and state income taxes. The 2007 effective tax rate for the first nine months was significantly impacted by derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During the first nine months of 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $7,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2009. The effective tax rate increased in the first nine months of 2008 due to a decrease in tax exempt interest and state tax increases. These increases were partially offset by a $55,000 state refund related to research and development credits for the tax years of 2005, 2006, and 2007 which was recognized during the third quarter of 2008. The Company expects a fourth quarter effective tax rate of 30% to 31% as the effective tax rate will be favorably impacted by the extension of the federal tax credit for research and development. The federal research development credit was extended in the fourth quarter of 2008.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations and to a lesser extent employee stock option exercises. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $2.5 million and $1.0 million at September 30, 2008 and September 30, 2007, respectively. The Company generated $1,009,000 in cash from operating activities during the nine months ended September 30, 2008, compared to generating $1,384,000 of cash from operating activities during the same period in 2007. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components.
     During the first nine months of 2008, trade receivables increased by $39,000. The increase in receivables was driven by the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $252,000 due to lower finished goods levels. Deposits, prepaid expenses and other assets increased $106,000, reflecting annual insurance premiums paid in the first quarter of 2008 and reimbursable costs related to environmental remediation on the 11 acres of land purchased during the second quarter of 2008. Accounts payable increased $46,000, primarily as a result of the timing of payments to and purchases of material from suppliers for inventory. Accrued expenses decreased $123,000, primarily reflecting the timing of compensation payments. Excluding the effects of stock based compensation, income taxes payable decreased $34,000 and income taxes receivable increased $38,000 reflecting the timing of 2008 estimated tax payments.
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
     For the first nine months of 2008, investing activities provided $622,000 to the Company. The Company sold $3,550,000 of short-term investments comprised of ARS during the first nine months of 2008 at no gain or loss. At September 30, 2008, the Company had no investment in ARS. The $3,550,000 received from the sale of short-term investments during the first nine months of 2008 was partially offset by $2,926,000 of property and equipment purchases, including the purchase of 11 acres of land during the second quarter of 2008 for $366,000 to be used for a warehouse and manufacturing facility expansion. During the first nine months of 2008 the Company also incurred costs of $3,100,000 related to the expansion project, of which $712,000 were included in construction accounts payable as of September 30, 2008 and had no effect on cash flows. The expansion project is expected to be completed by the end of 2008 at a total cost of $4.5 million. The Company anticipates funding this project with available cash. The Company also made the final $95,000 payment upon the second quarter delivery of its industrial digital inkjet machine during the first nine months of 2008. The Company incurred $35,000 in patent application costs during the first nine months of 2008 that the Company records as an asset and amortizes upon successful completion of the application process. The Company realized a $25,000 gain during the first nine months of 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc., and $8,500 from the sale of a vehicle.
     For the first nine months of 2007, the Company used $760,000 in investing activities. The Company purchased $546,000 of plant equipment. Approximately one-half of the equipment purchases were related to the Company’s efforts in industrial digital inkjet and photo-machining markets. Purchases were also made to improve facilities, update systems and replace vehicles. The Company also purchased $375,000 of short-term investments comprised of auction rate securities during this period. The Company exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $64,000 of Imaging Technology International (iTi) stock. The Company currently owns approximately 7% of the outstanding shares of iTi. The Company also incurred $40,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. These cash outlays were partially offset by receipt of $253,000 from the sale of the Company’s Apprise investment and $12,000 from the sale of two vehicles.
     The Company used $380,000 in cash from financing activities during the first nine months of 2008 compared to $104,000 received in the same period in 2007. During the first nine months of 2008, the Company purchased 74,466 shares of its own stock at a cost of $526,000. The Company’s previously announced repurchase plan allows for an additional 75,541 shares to be repurchased. The Company received $107,000 for the issuance of 35,872 shares of common stock upon the exercise of stock options during the first nine months of 2008 compared to $72,000 received during the first nine months of 2007 for 32,100 shares of common stock issued upon the exercise of stock options. Financing activities also reflect excess tax benefits of $39,000 and $32,000 in 2008 and 2007, respectively, related to the exercise of stock options.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first nine months of 2008 and there were no borrowings outstanding as of September 30, 2008. The line of credit was also not utilized during 2007, and there were no borrowings outstanding under this line as of September 30, 2007.
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

Capital Expenditures
     Through September 30, 2008, the Company had $3.6 million in capital expenditures for 2008, of which $712,000 is included in construction accounts payable. This spending primarily consists of land acquisition and construction costs related to the construction of a new warehouse and manufacturing facility necessary to accommodate the Company’s new business initiatives and growth plans. The expansion project is expected to be completed by the end of 2008 at a total cost of $4.5 million. The Company will continue to operate and maintain its current facility along with the new facility. Upon occupancy of the new facility, depreciation expense is expected to increase by $130,000 annually, but will be partially offset by a decrease in rental expense. The Company anticipates funding this project with available cash.
     In addition to expenditures related to the new facility the Company plans for other capital expenditures during 2008 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. Non-construction capital expenditures are expected to be approximately $100,000 for the remaining three months of the year and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales during the first nine months of both 2008 and 2007. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars while a portion is transacted in Euros. IKONICS has not implemented a hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2008.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (the “FSP”). The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement was effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company’s only financial instruments measured at fair value on a recurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost. Accordingly, the adoption of SFAS 157 did not have a material effect on the Company’s disclosures to the financial statements. The Company’s investments in non-marketable equity securities are tested for other than temporary impairment, however, to date, there has not been an impairment and accordingly these investments are carried at cost.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008, and its adoption did not affect its financial condition, results of operations, or disclosures
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning after December 15, 2008 with early adoption prohibited. The standard will change the Company’s accounting treatment for business combinations, if any, on a prospective basis.
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

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
July 1, 2008 through July 31, 2008	—	—	—	—
August 1, 2008 through August 31, 2008	3,335	$8.06	3,335	146,672
September 1, 2008 through September 30, 2008	71,131	$7.02	71,131	75,541

	74,466	$7.07	74,466

(1)	In prior years, the Company’s board of directors had authorized the repurchase of up to 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of up to an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 174,459 shares have been repurchased under this program, including 74,466 shares repurchased during the third quarter of 2008. The plan allows for an additional 75,541 shares to be repurchased. The program does not have an expiration date.
ITEM 3. Defaults upon Senior Securities
     Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008:

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

IKONICS CORPORATION
DATE: November 13, 2008	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended.	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically