Form 10-K
period 2008-12-31
IKONICS CORP
filed 2009-03-02
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities registered under Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☑
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $6,722,085, based on the closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,993,983 issued and outstanding as of February 23, 2009.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company. Forward-looking statements are only predictions or statements of intention subject to risks and uncertainties and actual events or results could differ materially from those projected. Factors that could cause actual results to differ include the risks, uncertainties and other matters set forth below under the caption “Factors that May Affect Future Results” and the matters set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive proxy statement for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III.
PART I
Item 1. Business
General
     IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light-sensitive liquid coatings (“emulsions”) and films for screen printing and abrasive etching. The Company also markets inkjet receptive films and ancillary chemicals. The Company resells equipment and other consumables to provide a full line of products and services to its customers. In 2006, the Company began to offer custom etching services for silicon wafers, glass wafers and industrial ceramics based on proprietary technology, and also began a research program with imaging Technology international to develop digital imaging technologies for niche industrial markets. The Company also sells products and technology for sound deadening on commercial jet engines. The Company’s products serve the screen printing, awards and recognition, signage, electronics, aerospace, and industrial ceramics and industrial digital inkjet markets, as well as other industrial markets. On December 29, 2006, the Company acquired the image mate ® line of screen print photochemical products and adhesives from Franklin International. These products continue to be sold under the image mate ® brand, primarily through established image mate ® distribution, although some cross fertilization between the image mate ® and Chromaline brands does occur. In 2006, the Company established the IKONICS Imaging business unit, which comprises PhotoBrasive Systems, serving the awards and recognition, and monument markets; IKONSign Systems, serving the signage market; and Industrial Solutions, serving industrial markets for electronic wafers and ceramic etching, as well as providing industrial digital inkjet and sound deadening technology.

Products
     IKONICS’ traditional core technology is the use of photochemicals to create masks or stencils for the transfer of images by screen printing or abrasive etching. Recently the Company’s product offering has expanded to include inkjet receptive substrates, digitally generated acid resist transfer films, etched electronic wafers and industrial, ceramics, and sound absorbing technology for the aerospace industry.
Distribution
     The Company currently has approximately 200 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.
     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2008 and 2007, no one customer accounted for more than 10% of net sales.
Quality Control in Manufacturing
     In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company was recertified in 1997, 2000, 2003 and 2006. IKONICS’ quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers’ needs.
Research and Development/Intellectual Property
     IKONICS spent 4.8% of sales ($767,000) on research and development in 2008 and 4.9% of sales ($775,000) in 2007. In its research program, IKONICS has developed unique light-sensitive molecules which have received two U.S. patents. These patents expire in 2011 and 2014, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2009 and 2023. The Company also has four United States patent applications pending including two covering digital image transfer technology. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property. Within IKONICS, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, and confidentiality agreements with vendors. Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and substrates and in 2007 constructed an 800 square foot state of the art inkjet laboratory. The Company has also developed proprietary products and techniques for the etching of electronic wafers and industrial ceramics as well as sound deadening for jet engines.
     In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “PhotoBrasive,” “AccuArt,” “Nichols,” “image mate” and “DTX” trademarks. The “image mate” trademark was acquired as part of an asset purchase from Franklin International during December 2006.
Raw Materials
     The primary raw materials used by IKONICS in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water. The purchasing staff at the Company’s headquarters leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets. IKONICS’ involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost. The Company has a number of suppliers for its operations. Some suppliers provide a significant amount of key raw materials to the Company, but the Company believes alternative sources are available for most materials. For those raw materials where an alternative source is not readily available, the Company is developing contingency raw material replacement plans. To date, there have been no significant shortages of raw materials. The Company believes it has good supplier relations.
Competition
     The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter. The Company is actively pursuing other markets where its image-transfer technology may offer significant value. IKONICS has two primary competitors in its screen printing film business, both of which are foreign-owned entities. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company’s abrasive etching products in the awards and recognition market has one significant competitor. IKONICS considers itself to be the leader in this market. There are significant competitors, using different technologies in the new markets being entered by the Company.
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
Employees
     As of February 23, 2009, the Company had approximately 70 full-time employees, 66 of whom are located at the Company’s headquarters in Duluth, Minnesota and four of whom are outside technical sales representatives in various locations around the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.
Item 1A. Risk Factors
     Not Applicable
Item 1B. Unresolved Staff Comments
     None
Item 2. Property
     The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. In April 2008, the Company acquired an 11 acre property and began construction on a new 35,000 square foot manufacturing and warehouse facility. The new facility is necessary to accommodate the Company’s new business initiatives and growth plans and was completed in December 2008 at a cost of $4.4 million.

Item 3. Legal Proceedings
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders by the registrant during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol IKNX. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for the Company’s Common Stock as reported on the Nasdaq Capital Market for the periods indicated.

	High	Low

Fiscal Year Ended December 31, 2008:
First Quarter	$10.50	$9.03
Second Quarter	9.60	7.08
Third Quarter	8.68	6.46
Fourth Quarter	6.97	5.25

Fiscal Year Ended December 31, 2007:
First Quarter	$10.30	$7.22
Second Quarter	10.45	8.83
Third Quarter	9.60	8.76
Fourth Quarter	9.99	8.86
     As of February 23, 2009, the Company had approximately 650 shareholders. The Company has never declared or paid any dividends on its Common Stock.
     In prior years, the Company’s board of directors had authorized the repurchase of up to 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of up to an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 187,843 shares have been repurchased under this program, including 87,850 shares repurchased during 2008. The plan allows for an additional 62,157 shares to be repurchased. The program does not have an expiration date. The Company did not purchase shares of its equity securities during 2007.

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
	(a) Total Number		Part of Publicly	of Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
January 1, 2008 through July 31, 2008	—	—	—	—
August 1, 2008 through August 31, 2008	3,335	$8.06	3,335	146,672
September 1, 2008 through September 30, 2008	71,131	$7.02	71,131	75,541
October 1, 2008 through November 30, 2008	7,200	$5.25	7,200	68,341
December 1, 2008 through December 31, 2008	6,184	$5.25	6,184	62,157

	87,850	$6.79	87,850

Item 6. Selected Financial Data
     Not applicable
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2008 and 2007 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2008 and 2007, included herein.
Factors that May Affect Future Results
     Certain statements made in this Annual Report on Form 10-K, including those summarized below, are forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, and actual results may differ. Factors that could cause actual results to differ include those identified below.
•	The Company’s belief that additional proceeds will be received in 2009 from the 2007 sale of Apprise common and preferred stock in addition to the proceeds received in 2007 and 2008—Actual additional proceeds received may be impacted by unanticipated expenses related to indemnification clauses as part of the agreement between Apprise and its purchaser.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s belief that depreciation expense will increase by $130,000 annually in connection with the occupancy of its new facility and will be partially offset by a decrease in rental expenses of $70,000 annually—Actual depreciation and rental expense may vary due to changes in accounting rules.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.
•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business, including sales of new products, and the effect those activities may have on the Company’s financial results—Actual activities undertaken and the results those activities have on the Company’s financial results may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, delays in new product introductions, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
Critical Accounting Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting estimates which IKONICS believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:
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
     Inventory. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions from cost when required.
     Income Taxes. At December 31, 2008, the Company had net current deferred tax assets of $96,000 and net noncurrent deferred tax liabilities of $143,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. The Company has determined that it is more likely than not that the deferred tax asset will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related liability of $48,000 as of December 31, 2008 will be adjusted as the statute of limitations expires or these positions are reassessed.
     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $919,000 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because iTi’s common stock is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment the Company considers recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition, results of operations, and ability to achieve its forecasted results. To the extent there are changes in the assessment, an adjustment may need to be recorded.

     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Sales. The Company’s net sales increased 0.1% to $15.9 million in 2008 compared to net sales of $15.8 million in 2007. Export realized a 6.3% sales increase in 2008 over 2007 due to stronger sales in Europe and the Middle East. Export sales increases were partially offset by lower domestic shipments. Domestic Chromaline and IKONICS Imaging shipments were down 1.7% and 3.5%, respectively, due to weaker market conditions during the later part of 2008.
     Gross Profit. Gross Profit was $6.6 million, or 41.8% of sales, in 2008 and $6.9 million, or 43.8% of sales, in 2007. IKONICS Imaging gross profit percentage decreased to 48.2% in 2008 compared to 54.2% in 2007, as this business segment has incurred additional manufacturing expenses related to startup and development of new business initiatives as well as higher raw material costs. Export gross profit percentage decreased from 32.8% in 2007 to 31.7% in 2008 due to higher freight and raw material prices partially offset by manufacturing efficiencies. Manufacturing efficiencies contributed to the increase in Domestic Chromaline gross profit percentage from 44.6% in 2007 to 45.3% in 2008, although a portion of the gains from these efficiencies was offset by increasing raw material prices.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.9 million, or 30.8% of sales, in 2008 from $4.7 million, or 29.9% of sales, in 2007. The 2008 increase reflects additional personnel related expenses for a severance agreement and insurance. The Company also realized an increase in bad debt expenses related to less favorable economic conditions.
     Research and Development Expenses. Research and development expenses were $767,000, or 4.8% of sales, in 2008 compared to $775,000, or 4.9% of sales, in 2007. The decrease is related to lower salaries substantially offset by a $69,000 expense related to abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $25,000 in 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The sale took place during the first quarter of 2007 at which time a $55,000 gain was recognized. The $25,000 gain in 2008 is related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company expects to receive additional proceeds and a related gain in the first quarter of 2009. The amount to be received in the first quarter of 2009 is expected to be slightly less than amount received in 2008, however there can be no assurance that this will occur.
     Interest Income. Interest income in 2008 was $90,000 compared to $154,000 in 2007. The decrease in interest income is due to a lower investment balance as the Company used cash to finance the construction of its new facility and a decrease in interest rates resulting from the Company moving excess cash out of auction rate securities (ARS). As of December 31, 2008, the Company did not own any ARS.
     Income Taxes. In 2008, the Company realized an income tax expense of $271,000, or an effective rate of 25.0%, compared to income tax expense of $466,000, or an effective rate of 28.5%, for the same period in 2007. The effective tax rate in 2008 was significantly impacted by the recognition of federal and state research and development credits of $85,000, including a state refund of $55,000 for tax years 2005, 2006, and 2007. The effective tax rate was also impacted by derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter, as well as the benefits of the domestic manufacturing deduction, tax exempt interest, and state income taxes. The 2007 effective tax rate was significantly impacted by derecognizing a liability of $45,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. During 2007, the Company also recorded a tax benefit adjustment of $9,000 relating to the December 31, 2006 tax accrual estimate. A net benefit of $27,000 was also realized from the reversal of the valuation allowance offsetting the capital loss carryforward and utilization of a portion of the carryforward when the initial proceeds were received from the sale of the Apprise investment. The remaining carryforward is expected to be fully utilized when the additional anticipated proceeds are received in 2009. Compared to 2007, the 2008 effective tax rate was unfavorably impacted by a decrease in tax exempt interest as a result of the Company’s sale of ARS during the first six months of 2008.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $902,000 and $1,230,000 at December 31, 2008 and 2007, respectively. The Company generated $1,126,000 in cash from operating activities during 2008 compared to $1,698,000 of cash generated from operating activities during 2007. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, stock based compensation, loss on intangible asset abandonment, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During 2008, trade receivables increased by $52,000. The increase in receivables is primarily related to the timing of collections. Although the Company realized a $49,000 increase in bad debt expense during 2008, the Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased by $247,000 due to lower finished good levels and an increase in the LIFO reserve. Accounts payable decreased by $91,000, reflecting the timing of payments to suppliers. Accrued liabilities decreased $51,000 primarily due to a reduction in the accrual for uncertain tax positions (see Note 2 to the financial statements). Income taxes payable decreased $38,000 and the Company’s income tax receivable increased $186,000 due to timing of estimated 2008 tax payments compared to the calculated 2008 tax liability.
     During 2008, investing activities used $1,004,000 in cash as the Company completed construction on its new facility at a total cost of $4.4 million, of which $120,000 was included in construction accounts payable as of December 31, 2008 and had no effect on cash flows. Partially offsetting the cash used for the new facility, the Company sold $3,550,000 of short-term investments comprised of ARS. At December 31, 2008, the Company had no investment in ARS. The Company also made the final $95,000 payment upon the delivery of its industrial digital inkjet machine in 2008. The Company incurred $50,000 in patent application costs during the first nine months of 2008 that the Company recorded as an asset and will amortize upon successful completion of the application process or expense if the applications are abandoned. The Company expensed $69,000 during 2008 due to abandonment of certain patent applications. The Company received proceeds of $25,000 in 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc., and $8,500 from the sale of a vehicle. During the fourth quarter of 2008, the Company exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of iTi stock. The Company owns approximately 8% of the total outstanding common shares of iTi. iTi is a leader in the development of industrial production systems based on inkjet technology, and the Company believes iTi’s expertise fits strategically with the Company’s expertise in developing substrates for inkjet printing and the Company’s plans to develop proprietary industrial inkjet technologies.
     The Company used $833,000 in cash for investing activities in 2007. In 2007, the Company purchased $610,000 of plant equipment. Over one-half of the plant and equipment purchases were related to the Company’s efforts in industrial digital inkjet and photo-machining markets. Purchases were also made to improve facilities, update systems and replace vehicles. The Company also purchased $375,000 of short-term investments comprised of ARS during 2007, which the Company sold during 2008 for no gain or loss. During the second quarter of 2007, the Company exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of iTi stock. The Company also incurred $48,000 in patent application costs during 2007. These cash outlays were partially offset by receipt of $253,000 from the sale of the Company’s Apprise investment and $11,500 from the sale of two vehicles.
     The Company used $450,000 of cash in financing activities in 2008 compared to $112,000 provided by financing activities in 2007. During 2008, the Company purchased 87,850 shares of its own stock at a cost of $596,000. The Company’s previously announced repurchase plan allows for an additional 62,157 shares to be repurchased. The Company received $107,000 for the issuance of 35,872 shares of common stock upon the exercise of stock options during 2008 compared to $80,000 received in 2007 for 35,100 shares of common stock issued upon the exercise of stock options. Financing activities also reflect excess tax benefits of $39,000 and $32,000 in 2008 and 2007, respectively, related to the exercise of stock options.
     A bank line of credit provides for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2008 to October 30, 2009. The Company expects to obtain a similar line of credit when the current line of credit expires. Borrowings under this line of credit are collateralized by accounts receivable and inventories and bear interest at 2.0 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during 2008 or 2007 and there were no borrowings outstanding as of December 31, 2008 and 2007.
     The Company believes that current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations. The Company also believes that, with no debt outstanding and an available line of credit, it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations.
Capital Expenditures
     In 2008 the Company had $4.6 million in capital expenditures of which $120,000 is included in construction accounts payable. This spending primarily consists of land acquisition and construction costs related to the construction of a new warehouse and manufacturing facility necessary to accommodate the Company’s new business initiatives and growth plans. The expansion project was completed and put into operation in 2008. The Company will continue to operate and maintain its current facility along with the new facility. In 2009, depreciation expense is expected to increase by $130,000 annually, but will be partially offset by a decrease in rental expense of approximately $70,000 annually. Both amounts are recorded in cost of sales.
     During 2007, the Company spent $610,000 on capital expenditures. This spending primarily consisted of supporting the Company’s efforts in industrial digital inkjet and photo-machining markets, plant equipment upgrades and building improvements to improve efficiency and reduce operating costs and vehicles.
     Plans for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS’ laboratory, research and development to improve measurement and quality control processes and vehicles. These commitments are expected to be funded with cash generated from operating activities. The Company expects capital expenditures in 2009 of approximately $200,000.
International Activity
     The Company markets its products in numerous countries in all regions of the world, including North America, Europe, Latin America, and Asia. The Company’s 2008 foreign sales of $4,975,000 were approximately 31.4% of total sales, compared to the 2007 foreign sales of $4,678,000, which were 29.6% of total sales. Foreign sales growth in 2008 was mainly due to stronger sales in Europe and the Middle East. The Company anticipates that its sales will increase in India and Latin America as the Company exploits opportunities in those markets. Fluctuations in certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2008. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2008 or 2007.

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
     In 2008, the Company achieved commercial acceptance of several new business initiatives, including its photo-machining process, sound deadening technology, digital texturing and IKONICS Industrial Solutions, which creates custom products to meet the needs of specific users. The Company anticipates that these new business initiatives will contribute an increasing amount of the Company’s sales in 2009. The Company’s anticipated sales from these new initiatives for 2009 includes sales of an improved sound-deadening product that is expected to expand the Company’s customer base and sales of the Company’s next-generation DTX printer, which is planned to be available for sale in the second quarter of 2009.
     In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.
     Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities. In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement was effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company’s only financial instruments measured at fair value on a recurring basis were its ARS, which were sold during the second quarter of 2008 at cost. Accordingly, the adoption of SFAS 157 did not have a material effect on the Company’s disclosures to the financial statements. The Company’s investments in non-marketable equity securities are tested for other than temporary impairment, however, to date, there has not been an impairment and accordingly these investments are carried at cost.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008, and the Company elected not to apply the fair market value provision of SFAS 159.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement will not have an impact on the Company’s financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning after December 15, 2008. The standard will change the Company’s accounting treatment for business combinations, if any, on a prospective basis.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable
Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
IKONICS Corporation
We have audited the balance sheets of IKONICS Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of IKONICS Corporation’s internal control over financial reporting as of December 31, 2008 included in this Annual Report and titled “Management’s Annual Report on Internal Control over Financial Reporting”, and accordingly, we do not express an opinion thereon.
As discussed in Note 2 to the financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.
/s/ McGladrey & Pullen, LLP
Duluth, Minnesota
March 2, 2009

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 7)	$901,738	$1,230,020
Short-term investments	—	3,550,000
Trade receivables, less allowance of $56,000 in 2008 and $45,000 in 2007 (Notes 5, 7, and 9)	2,077,158	2,025,257
Inventories (Notes 1 and 9)	2,109,164	2,355,864
Deposits, prepaid expenses and other assets	192,201	130,596
Income tax refund receivable	185,869	—
Deferred income taxes (Note 2)	96,000	24,000

Total current assets	5,562,130	9,315,737

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,928,275	1,631,142
Machinery and equipment	2,430,857	2,700,816
Office equipment	763,595	812,120
Vehicles	241,905	219,964

	9,364,632	5,364,042
Less accumulated depreciation	3,762,569	4,043,451

	5,602,063	1,320,591

INTANGIBLE ASSETS, less accumulated amortization of $270,325 in 2008 and $213,061 in 2007 (Note 3)	403,285	479,888

DEFERRED INCOME TAXES (Note 2)	—	11,000

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES (Note 1)	918,951	855,201

	$12,486,429	$11,982,417

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$344,783	$435,572
Construction	120,000	—
Accrued compensation	335,126	347,691
Other accrued expenses (Note 2)	109,880	148,149
Income taxes payable	—	5,291

Total current liabilities	909,789	936,703

DEFERRED INCOME TAXES (Note 2)	143,000	—

Total liabilities	1,052,789	936,703

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares:
issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares:
issued and outstanding 1,993,983 shares in 2008 and 2,045,961 shares in 2007 (Note 6)	199,398	204,596
Additional paid-in capital	2,202,888	2,124,342
Retained earnings	9,031,354	8,716,776

Total stockholders’ equity	11,433,640	11,045,714

	$12,486,429	$11,982,417

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

NET SALES	$15,854,484	$15,824,725

COST OF GOODS SOLD	9,228,187	8,887,612

GROSS PROFIT	6,626,297	6,937,113

SELLING GENERAL AND ADMINSTRATIVE EXPENSES	4,888,842	4,735,419

RESEARCH AND DEVELOPMENT COSTS	767,083	775,049

	5,655,925	5,510,468

INCOME FROM OPERATIONS	970,372	1,426,645

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	24,550	55,159

INTEREST INCOME	90,212	153,971

INCOME BEFORE INCOME TAXES	1,085,134	1,635,775

FEDERAL AND STATE INCOME TAXES (Note 2)	271,000	466,000

NET INCOME	$814,134	$1,169,775

EARNINGS PER COMMON SHARE:
Basic	$0.40	$0.58

Diluted	$0.40	$0.57

WEIGHTED AVERAGE COMMON SHARES:
Basic	2,050,462	2,033,045

Diluted	2,053,733	2,063,380

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2006	2,010,861	$201,086	$1,979,012	$7,684,001	$9,864,099

Cumulative effect on prior year retained earnings related to the adoption of FIN 48 (Note 2)	—	—	—	(137,000)	(137,000)
Net income and comprehensive income	—	—	—	1,169,775	1,169,775
Exercise of stock options	35,100	3,510	76,212	—	79,722
Tax benefit resulting from stock option exercises	—	—	18,208	—	18,208
Stock based compensation and related tax benefit	—	—	50,910	—	50,910

BALANCE AT DECEMBER 31, 2007	2,045,961	204,596	2,124,342	8,716,776	11,045,714

Net income and comprehensive income	—	—	—	814,134	814,134
Exercise of stock options	35,872	3,587	103,125	—	106,712
Common stock repurchased	(87,850)	(8,785)	(88,136)	(499,556)	(596,477)
Tax benefit resulting from stock option exercises	—	—	4,389	—	4,389
Stock based compensation and related tax benefit	—	—	59,168	—	59,168

BALANCE AT DECEMBER 31, 2008	1,993,983	$199,398	$2,202,888	$9,031,354	$11,443,640

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$814,134	$1,169,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	304,434	276,942
Amortization	57,264	53,709
Excess tax benefit from share-based payment arrangement	(39,319)	(31,997)
Stock based compensation	19,849	18,913
Gain on sale of vehicles	(1,725)	(7,341)
Loss on intangible asset abandonment	69,462	—
Gain on sale of non-marketable equity securities	(24,550)	(55,159)
Deferred income taxes	82,000	110,000
Changes in working capital components:
Trade receivables	(51,901)	(48,364)
Inventories	246,700	139,012
Prepaid expenses and other assets	(61,605)	101,659
Income tax refund receivable	(185,869)	—
Accounts payable	(90,789)	147,123
Accrued liabilities	(50,834)	(137,623)
Income taxes payable	38,417	(38,954)

Net cash provided by operating activities	1,125,668	1,697,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,472,681)	(609,772)
Proceeds from sale of vehicles	8,500	11,500
Purchase of intangibles	(50,123)	(48,176)
Purchase of short-term investments	—	(375,000)
Proceeds from sale of short-term investments	3,550,000	—
Purchase of non-marketable equity securities	(63,750)	(63,750)
Proceeds from sale of non-marketable equity securities	24,550	252,618

Net cash used in investing activities	(1,003,504)	(832,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	39,319	31,997
Repurchase of common stock	(596,477)	—
Proceeds from exercise of stock options	106,712	79,722

Net cash (used in) provided by financing activities	(450,446)	111,719

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(328,282)	976,834

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,230,020	253,186

CASH AND CASH EQUIVALENTS AT END OF YEAR	$901,738	$1,230,020

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction payables incurred for building expansion	$120,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$377,348	$433,953

See notes to financial statements.

IKONICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Foreign Export Sales — IKONICS Corporation (the Company) develops and manufactures high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications are primarily screen printing and abrasive etching. The Company’s principal markets are throughout the United States. In addition, the Company sells to Europe, Latin America, Asia, and other parts of the world. The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

Foreign export sales approximated 31.4% of net sales in 2008 and 29.6% of net sales in 2007. The Company’s accounts receivable at December 31, 2008 and 2007 due from foreign customers were 42.1% and 35.2%, respectively. The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days. No single customer represented greater than 10% of net sales in 2008 or in 2007.

A summary of the Company’s significant accounting policies follows:

Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds in which the carrying value approximates market value because of the short maturity of these instruments.

Short-Term Investments — Short-term investments consisted of auction rate securities that were comprised of AAA rated government municipal variable rate bonds. The Company considers short-term investments to be “available-for-sale” securities. At December 31, 2007 cost was equal to fair value and no amount of unrealized gain or loss was included as a separate component of shareholders’ equity. The company held no short-term investments at December 31, 2008.

Trade Receivables — Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on an on-going basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Accounts are considered past due if payment is not received according to agreed-upon terms.

Inventories — Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $856,000 and $624,000 higher than reported at December 31, 2008 and 2007, respectively. During 2008, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The liquidations decreased cost of goods sold by approximately $45,000 for 2008. There was not a significant reduction in LIFO inventory layers in 2007. The major components of inventories are as follows:

	2008	2007

Raw materials	$1,447,063	$1,373,835
Work-in-progress	324,361	296,998
Finished goods	1,194,148	1,308,917
Reduction to LIFO cost	(856,408)	(623,886)

Total inventories	$2,109,164	$2,355,864

Depreciation — Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years

Building	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3
Intangible Assets— Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms. Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value of the intangibles to their future undiscounted cash flows. To the extent the undiscounted cash flows are less than the carrying value, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.

As of December 31, 2008 the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	10
Licenses	7.0
Non-compete agreements	5.5
Investments in non-marketable equity securities at December 31, 2008 consist of a $919,000 investment in imaging Technology international (“iTi”). During 2008 the Company exercised warrants to acquire an additional 7,500 common shares of iTi at a cost of $64,000. The Company accounts for this investment by the cost method because the common stock of the corporation is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment the Company considers recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition and results of operations. To the extent there are changes in the assessment, an adjustment may need to be recorded. As of December 31, 2007 investments in non-marketable equity securities consisted of an $855,000 investment in imaging Technology international (“iTi”). The Company’s $197,000 equity investment in Apprise Technologies, Inc (Apprise) was sold in 2007, as Apprise was acquired by Eco Lab Incorporated for cash. The Company realized a gain of approximately $55,000 on the $253,000 cash payment received in 2007 related to the Apprise sale. During 2008 the Company received an additional $25,000 related to the Apprise sale. The Company may recover an additional payment in 2009 from the Apprise sale as defined in the sales agreement. If another payment is received in 2009, the Company anticipates that it will be less than the 2008 payment of $25,000.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments. The carrying value of the non-marketable equity securities approximated their estimated fair value based on management’s knowledge of recent sales prices of the non-marketable equity securities.

Revenue Recognition — The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

Deferred Taxes — Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings Per Common Share (EPS) — Basic EPS is calculated using net income divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that weighted average of common shares outstanding are increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares, such as options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	2008	2007

Weighted average common shares outstanding	2,050,462	2,033,045
Dilutive effect of stock options	3,271	30,335

Weighted average common and common equivalent shares outstanding	2,053,733	2,063,380

Options to purchase 7,250 shares of common stock with a weighted average price of $8.22 were outstanding during 2008, but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options in 2007.

Employee Stock Plan — The Company accounts for employee stock options under Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)).

Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, reserve for inventory obsolescence, and the assessment of fair value for the Company’s investment in a non-marketable equity security.

Foreign Currency Translation — Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Stockholders’ Equity and Comprehensive Income and Cash Flows for 2008 and 2007.

2.	INCOME TAXES

Income tax expense for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007

Current:
Federal	$211,000	$317,000
State	(22,000)	39,000

	189,000	356,000
Deferred	82,000	110,000

	$271,000	$466,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2008 and 2007 to income before taxes, is reconciled to income tax expense as follows:

	2008	2007

Expected provision for federal income taxes	$379,800	$572,500
State income taxes, net of federal benefit	20,800	32,800
Reversal of valuation allowance	—	(27,000)
Reversal of uncertain tax positions	(44,000)	(45,000)
Domestic manufacturers deduction	(18,200)	(10,500)
Non-deductible meals, entertainment, and life insurance	18,400	15,000
Tax-exempt interest	(10,500)	(43,400)
Research and development credit	(85,800)	(14,700)
Other	10,500	(13,700)

	$271,000	$466,000

     Net deferred tax assets (liabilities) consist of the following as of December 31, 2008 and 2007:

	2008	2007

Property and equipment and other assets	$—	$13,000
Accrued vacation	23,000	18,000
Inventories	61,000	—
Allowance for doubtful accounts	11,000	5,000
Allowance for sales returns	9,000	11,000
Capital loss carryforward	6,000	14,000

	110,000	61,000
Deferred tax liabilities:
Property and equipment and other assets	(143,000)	—
Inventories	—	(9,000)
Intangible assets	(6,000)	(15,000)
Prepaid expenses	(8,000)	(2,000)

Net deferred tax assets (liabilities)	$(47,000)	$35,000

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2008 and 2007 as follows:

	2008	2007

Current assets	$96,000	$24,000
Noncurrent assets (liabilities)	(143,000)	11,000

	$(47,000)	$35,000

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation of FIN 48, the Company recorded a liability for unrecognized tax benefits of $137,000, which was accounted for as a reduction in retained earnings as of January 1, 2007 for the cumulative effect of a change in accounting principle as provided for by FIN 48. The balance of the unrecognized tax benefits at adoption, exclusive of interest, was $122,000. During the first quarter of 2008 and 2007, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $44,000 in 2008 and $45,000 in 2007. The liability for unrecognized tax benefits totaled $48,000 and $92,000 as of December 31, 2008 and 2007, respectively. The liability for unrecognized tax benefits is included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2005, 2006, 2007, and 2008.

It has been the Company’s policy since 2007 to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company also accrued potential interest of $4,000 related to these unrecognized tax benefits during 2008 bringing the total accrued interest to $9,500 as of December 31, 2008. The unrecognized tax benefits at December 31, 2008 relate to taxation of foreign export sales.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit for 2008 and 2007 is as follows:

Balance at January 1, 2007	$137,000
Expiration of the statute of limitations for the assessment of taxes	(45,000)

Balance at December 31, 2007	$92,000
Expiration of the statute of limitations for the assessment of taxes	(44,000)

Balance at December 31, 2008	$48,000

The balance of unrecognized tax benefits totaling $48,000 at December 31, 2008, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate. We expect our unrecognized tax benefit to be reduced by approximately $21,000 during the next twelve months as a result of the expiration of the statutes of limitations for the assessment of taxes.

3.	INTANGIBLE ASSETS

Intangible assets consist primarily of patents, patent applications, licenses and covenants not to compete arising from business combinations. Capitalized patent application costs are included with patents. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. In 2008 the Company wrote off $69,000 of expenses related to patent applications. No other impairment adjustments to intangible assets were made during the year ended December 31, 2008 or 2007.

Intangible assets at December 31, 2008 and 2007 consist of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents	$270,610	$(104,412)	$289,949	$(90,939)
Licenses	100,000	(51,251)	100,000	(43,126)
Non-compete agreements	303,000	(114,662)	303,000	(78,996)

	$673,610	$(270,325)	$692,949	$(213,061)

Aggregate amortization expense:	2008	2007
For the years ended December 31	$57,264	$53,709

Estimated amortization expense for the years ending December 31:
2009	55,000
2010	54,000
2011	46,000
2012	46,000
2013	41,000
In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements. The Company incurred $102,000 of expense under these agreements during 2008, and $101,000 during 2007.

4.	RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes up to 5% of each eligible employee’s compensation. Total retirement expense for the years ended December 31, 2008 and 2007 was approximately $186,000 and $176,000, respectively.

5.	SEGMENT INFORMATION

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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception for accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the year ended December 31, 2008:

	Domestic	Export*	IKONICS Imaging	Other	Total
Net sales	$6,568,160	$4,974,782	$4,311,542	$—	$15,854,484
Cost of goods sold	3,594,781	3,399,714	2,233,692	—	9,228,187

Gross profit	2,973,379	1,575,068	2,077,850	—	6,626,297
Selling, general and administrative	1,196,859	467,883	1,257,360	1,966,740	4,888,842
Research and development	—	—	—	767,083	767,083

Income (loss) from operations	$1,776,520	$1,107,185	$820,490	$(2,733,823)	$970,372

For the year ended December 31, 2007:

	Domestic	Export*	IKONICS Imaging	Other	Total
Net sales	$6,680,384	$4,677,898	$4,466,443	$—	$15,824,725
Cost of goods sold	3,700,504	3,142,597	2,044,511	—	8,887,612

Gross profit	2,979,880	1,535,301	2,421,932	—	6,937,113
Selling, general and administrative	1,129,823	433,966	1,403,092	1,768,538	4,735,419
Research and development	—	—	—	775,049	775,049

Income (loss) from operations	$1,850,057	$1,101,335	$1,018,840 $	(2,543,587)	$1,426,645

Trade receivables as of December 31, 2008 and 2007:

	2008	2007

Domestic	$957,617	$980,906
Export	874,068	712,936
IKONICS Imaging	276,718	356,272
Other	(31,245)	(24,857)

Total	$2,077,158	$2,025,257

*	In 2008 and 2007, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company’s results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company’s net sales for 2008 and 2007.
Sales to foreign customers were 31.4% and 29.6% of the Company’s net sales for 2008 and 2007, respectively.

6.	STOCK OPTIONS

The Company has stock incentive plan for the issuance of up to 342,750 shares. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 46,673 shares of common stock are reserved for additional future grants of options under the plan at December 31, 2008.

Under the plan, the Company charged compensation cost of $19,849 and $18,913 against income and recognized a total income tax benefit in the income statement of $1,152 and $8,963 in 2008 and 2007, respectively.

As of December 31, 2008, there was approximately $33,464 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the option shares are sold over the exercise price of the options. In accordance with FAS 123(R), the excess tax benefits from the exercise of stock options is reported as a reduction of operating and an increase in financing cash flows. For the year ended December 31, 2007 and 2006, $39,319 and $31,997 of excess tax benefits was reported in the statement of cash flows, respectively.

There were no options granted during 2007. The fair value of share-based payment awards granted in 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	0.0%
Expected volatility	55.0% — 56.3%
Expected life of option	Five years
Risk-free interest rate	3.00-3.25%
Fair value of each option on grant date	$3.44-$4.05
SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture expense and prospective actuarial analysis, estimated at 2%.

A summary of the status of the Company’s stock option plan as of December 31, 2008 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2008	52,622	$4.03
Granted	10,250	7.38
Exercised	(35,872)	2.97
Expired and forfeited	(750)	7.01

Outstanding at December 31, 2008	26,250	$6.69	2.75	$32,428

Vested or expected to vest at December 31, 2008	26,250	$6.69	2.75	$32,428

Exercisable at December 31, 2008	13,583	$5.94	1.54	$26,598

The weighted-average grant date fair value of options granted was $3.74 for the year ended December 31, 2008. The total intrinsic value of options exercised was $211,363 and $237,949 for the years ended December 31, 2008 and 2007, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2008	Life (years)	Price	2008	Price

$4.00 -$4.99	7,250	1.32	$4.32	7,250	$4.32
$6.00 -$6.99	5,250	4.58	$6.71	—	—
$7.00 - $8.99	13,750	2.80	$7.94	6,333	$7.79

	26,250	2.75	$6.69	13,583	$5.94

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions. As of December 31, 2008, the balance at one of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

Accounts receivable are financial instruments that also expose the Company to concentration of credit risk. The large number of customers comprising the Company’s customer base and their dispersion across different geographic areas limits such exposure. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

8.	LEASE EXPENSE

The Company leases buildings on a month-to-month basis and equipment as needed. On February 1, 2007 the Company entered into a lease agreement for additional warehouse space at a cost of $5,750 per month. The lease expired on February 1, 2009. Total rental expense for all equipment and building operating leases was $74,000 in 2008 and $72,000 in 2007.

9.	LINE OF CREDIT

The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each October 31, is collateralized by trade receivables and inventories, and bears interest at 2.0 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2008 and 2007.

10.	EMERGING ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2. The FSP delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. This statement was effective for the Company beginning January 1, 2008. The deferred provisions of SFAS 157 will be effective for the Company’s fiscal year 2009. The Company’s only financial instruments measured at fair value on a recurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost. Accordingly, the adoption of SFAS 157 did not have a material effect on the Company’s disclosures to the financial statements. The Company’s investments in non-marketable equity securities are tested for other than temporary impairment, however, to date, there has not been an impairment and accordingly these investments are carried at cost.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 was effective for the Company on January 1, 2008, and the Company elected not to apply the fair market value provision of SFAS 159.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement will not have an impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the fiscal year beginning after December 15, 2008. The standard will change the Company’s accounting treatment for business combinations, if any, on a prospective basis.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f ) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information included in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. The following information completes the Company’s response to this Item 10.
     The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. This code of ethics is filed as Exhibit 14 to this report. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this code of ethics by posting such information on its Web site which is located at www.ikonics.com.
Item 11. Executive Compensation
     The information included in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information included in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information included in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference. The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.
Item 14. Principal Accountant Fees and Services
     The information included in the Company’s definitive proxy statement for the 2009 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.
Item 15. Exhibits and Financial Statement Schedules
     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

Exhibit	Description

3.1	Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727).)

3.2	By-Laws of the Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).)

4	Specimen of Common Stock Certificate. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)

10.1	IKONICS Corporation 1995 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit B to the Company’s proxy statement for its 2004 Annual Meeting of Shareholders filed with the Commission on March 29, 2004 (File No. 000-25727).)

10.5	Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727).)

14	Code of Ethics. (Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-25727).)

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32	Section 1350 Certifications.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

IKONICS CORPORATION
By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President (Principal Executive Officer)

/s/ Jon Gerlach
Jon Gerlach, Chief Financial Officer
and Vice President of Finance (Principal Financial and Accounting Officer)

Charles H. Andresen*	Director

Rondi Erickson*	Director

H. Leigh Severance*	Director

Gerald W. Simonson*	Director

David O. Harris*	Director

*	William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
4	Specimen of Common Stock Certificate	Incorporated by Reference
10.1	IKONICS Corporation 1995 Stock Incentive Plan, as amended	Incorporated by Reference
10.5	Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank	Incorporated by Reference
14	Code of Ethics	Incorporated by Reference
23	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24	Powers of Attorney	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically