Form 10-Q
period 2009-03-31
IKONICS CORP
filed 2009-05-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,977,656 shares outstanding as of April 24, 2009.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,233,887	$901,738
Trade receivables, less allowance of $77,000 in 2009 and $56,000 in 2008	1,860,617	2,077,158
Inventories	1,857,302	2,109,164
Deposits, prepaid expenses and other assets	228,233	192,201
Income tax refund receivable	196,145	185,869
Deferred income taxes	96,000	96,000

Total current assets	5,472,184	5,562,130

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,931,854	5,928,275
Machinery and equipment	2,475,268	2,430,857
Office equipment	763,595	763,595
Vehicles	241,905	241,905

	9,412,622	9,364,632
Less accumulated depreciation	(3,869,238)	(3,762,569)

	5,543,384	5,602,063

INTANGIBLE ASSETS, less accumulated amortization of $284,137 in 2009 and $270,325 in 2008	378,561	403,285

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	918,951	918,951

	$12,313,080	$12,486,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$417,579	$344,783
Construction	—	120,000
Accrued compensation	192,217	335,126
Other accrued expenses	103,953	109,880

Total current liabilities	713,749	909,789

DEFERRED INCOME TAXES	178,000	143,000

Total liabilities	891,749	1,052,789

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,977,656 shares in 2009 and 1,993,983 in 2008	197,766	199,398
Additional paid-in capital	2,189,528	2,202,888
Retained earnings	9,034,037	9,031,354

Total stockholders’ equity	11,421,331	11,433,640

	$12,313,080	$12,486,429

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2009	2008
NET SALES	$3,563,212	$3,780,848

COST OF GOODS SOLD	2,157,898	2,151,793

GROSS PROFIT	1,405,314	1,629,055

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,221,581	1,367,080

RESEARCH AND DEVELOPMENT EXPENSES	167,283	214,855

INCOME FROM OPERATIONS	16,450	47,120

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	20,131	—

INTEREST INCOME	70	43,675

INCOME BEFORE INCOME TAXES	36,651	90,765

INCOME TAX BENEFIT	(16,484)	(14,843)

NET INCOME	$53,135	$105,638

EARNINGS PER COMMON SHARE:
Basic	$0.03	$0.05

Diluted	$0.03	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	1,989,222	2,051,605

Diluted	1,989,866	2,069,129

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,135	$105,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,669	70,096
Amortization	13,812	13,428
Excess tax benefit from share-based payment arrangement	—	(29,636)
Stock based compensation	3,769	3,279
Tax benefit from stock option exercise	—	3,008
Gain on sale of vehicles	—	(1,725)
Loss on intangible asset abandonment	12,701	—
Gain on sale of non-marketable equity securities	(20,131)	—
Deferred income taxes	35,000	—
Changes in working capital components:
Trade receivables	216,541	(101,546)
Inventories	251,862	143,055
Prepaid expenses and other assets	(36,032)	(172,014)
Income taxes receivable	(10,276)	(6,207)
Accounts payable	(47,204)	132,789
Accrued liabilities	(148,836)	(141,427)
Income taxes payable	—	24,345

Net cash provided by operating activities	431,010	43,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and construction in progress	(47,990)	(159,653)
Proceeds from sale of vehicles	—	8,500
Purchase of intangibles	(1,789)	(26,365)
Proceeds from sale of non-marketable equity securities	20,131	—
Proceeds from sale of short-term investments	—	2,875,000

Net cash (used in) provided by investing activities	(29,648)	2,697,482

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	—	29,636
Repurchase of common stock	(69,213)	—
Proceeds from exercise of stock options	—	49,985

Net cash (used in) provided by financing activities	(69,213)	79,621

NET INCREASE IN CASH AND CASH EQUIVALENTS	332,149	2,820,186

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	901,738	1,230,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,233,887	$4,050,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$5,640	$7,861

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2009, and the related statements of operations and cash flows for the three months ended March 31, 2009 and 2008 have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2009, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Inventory

The major components of inventory are as follows:

	Mar 31, 2009	Dec 31, 2008
Raw materials	$1,302,169	$1,447,063
Work-in-progress	296,879	324,361
Finished goods	1,123,952	1,194,148
Reduction to LIFO cost	(865,698)	(856,408)

Total Inventory	$1,857,302	$2,109,164

3.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2009	Mar 31, 2008
Weighted average common shares outstanding	1,989,222	2,051,605
Dilutive effect of stock options	644	17,524

Weighted average common and common equivalent shares outstanding	1,989,866	2,069,129

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
Options to purchase 19,000 shares of common stock with a weighted average price of $7.60 were outstanding during the quarter ended March 31, 2009, but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options in the quarter ended March 31, 2008.

4.	Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 342,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 46,673 shares of common stock are reserved for additional grants of options under the plan at March 31, 2009.

The Company charged compensation cost of approximately $3,800 and $3,300 against income for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 there was approximately $30,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three month period ending March 31, 2009. For the three months ended March 31, 2008, $29,636 of excess tax benefits were reported as operating and financing cash flows. The Company’s APIC pool totaled $111,029 at March 31, 2009 and December 31, 2008.

There were no stock options grants, exercises, expirations, or forfeitures during the three months ended March 31, 2009. The weighted average exercise price for the 26,250 options outstanding was $6.69 at December 31, 2008 and March 31, 2009. Proceeds from the exercise of stock options were $49,985 for the three months ended March 31, 2008. The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2009 was $3,000.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. It is also entering the market for etched ceramics, glass and silicon wafers; and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,647,870	$953,604	$961,738	$—	$3,563,212
Cost of goods sold	883,527	714,689	559,682	—	2,157,898

Gross Profit	764,343	238,915	402,056	—	1,405,314
Selling, general and administrative*	272,187	139,313	291,908	518,173	1,221,581
Research and Development*	—	—	—	167,283	167,283

Income (loss) from operations	$492,156	$99,602	$110,148	$(685,456)	$16,450

For the three months ended March 31, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,392,226	$1,228,945	$1,159,677	$—	$3,780,848
Cost of goods sold	783,955	806,826	561,012	—	2,151,793

Gross Profit	608,271	422,119	598,665	—	1,629,055
Selling, general and administrative*	291,684	111,898	349,198	614,300	1,367,080
Research and Development*	—	—	—	214,855	214,855

Income (loss) from operations	$316,587	$310,221	$249,467	$(829,155)	$47,120

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
Accounts receivable by segment as of March 31, 2009 and December 31, 2008 were as follows:

	Mar 31, 2009	Dec 31, 2008
Domestic	$977,964	$957,617
Export	593,847	874,068
IKONICS Imaging	320,128	276,718
Other	(31,322)	(31,245)

Total	$1,860,617	$2,077,158

7.	Sale of Non-Marketable Equity Securities

The Company received $20,131 during the first quarter of 2009 related to the 2007 sale of its equity investment in Apprise Technologies, Inc. (Apprise). The Company realized a gain of approximately $55,000 on the $253,000 cash payment received in 2007. During 2008 the Company received an additional $25,000 related to the Apprise sale. The Company received the final payment of approximately $9,000 from the Apprise sale in the second quarter of 2009.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
8.	Income Taxes

The Company accounts for its uncertain tax positions under the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). During the first quarter of 2009 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $21,000 for the first quarter of 2009 and $44,000 for the first quarter of 2008. As of March 31, 2009, the liability for unrecognized tax benefits totaled $27,000 compared to a liability of $48,000 as of March 31, 2008. The liability for unrecognized tax benefits is included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2006, 2007, and 2008.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $5,000 of interest related to uncertain tax positions at March 31, 2009. The unrecognized tax benefits at March 31, 2009 relate to taxation of foreign export sales.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit for the first quarter of 2009 is as follows:

Balance at December 31, 2008	$48,000
Expiration of the statute of limitations for the assessment of taxes	(21,000)

Balance at March 31, 2009	$27,000

The balance of unrecognized tax benefits totaling $27,000 at March 31, 2009, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate. We expect our unrecognized tax benefit to be reduced by approximately $27,000 during the next twelve months as a result of the expiration of the statutes of limitations for the assessment of taxes.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2009 and for the same period of 2008. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.
Factors that May Affect Future Results
•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2009 compared to the tax benefit of 45.0% recorded in the first three month of 2009—The effective tax rate for the final nine months of 2009 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires—This expectation may be impacted by factors such as changes in capital markets, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
Critical Accounting Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The accounting estimates, which IKONICS believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:
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
     Income Taxes. At March 31, 2009, the Company had net current deferred tax assets of $96,000 and net noncurrent deferred tax liabilities of $178,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. The Company has determined that it is more likely than not that the deferred tax asset will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related liability of $27,000 as of March 31, 2009 will be adjusted as the statute of limitations expires or these positions are reassessed.
     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $919,000 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because iTi’s common stock is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment the Company considers recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition, results of operations, and ability to achieve its forecasted results. To the extent there are changes in the assessment, an adjustment may need to be recorded to reduce this investment.
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008
     Sales. The Company realized a 5.8% sales decrease during the first quarter of 2009 with sales of $3.6 million, compared to $3.8 million in sales during the same period in 2008. Export sales were 22.4% lower during the first quarter of 2009 versus the same period in 2008 due to lower shipments to both Europe and China resulting from the global economic slowdown. IKONICS Imaging sales for the first quarter of 2009 were also down 17.1% versus the first quarter of 2008 as film and glass shipments fell short of 2008 levels. Partially offsetting these sales shortfalls, Domestic Chromaline shipments increased 18.4% during the first quarter of 2009 over the same period in 2008 due to increased private label shipments.
     Gross Profit. Gross Profit was $1.4 million, or 39.4% of sales, in first quarter of 2009 compared to $1.6 million, or 43.1% of sales, for the same period in 2008. IKONICS Imaging gross profit percentage decreased to 41.8% during the first three months of 2009 compared to 51.6% in first quarter of 2008. The IKONICS Imaging gross profit percentage was unfavorably impacted by additional manufacturing expenses related to startup and development of new business initiatives discussed below in “Future Outlook” as well as higher raw material costs. Export gross profit percentage decreased from 34.3% in first quarter of 2008 to 25.1% in the first quarter of 2009 due to higher raw material prices and lower sales levels. The Domestic Chromaline gross profit percentage benefited from a more favorable sales mix as it improved from 43.7% in the first quarter of 2008 to 46.4% in the first quarter of 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million, or 34.3% of sales, in the first quarter of 2009 compared to $1.4 million, or 36.2% of sales, for the same period in 2008. The decrease reflects lower personnel, travel, and advertising expenses.
     Research and Development Expenses. Research and development expenses during the first quarter of 2009 were $167,000, or 4.7% of sales, versus $215,000, or 5.7% of sales, for the same period in 2008. The decrease is due to lower personnel and travel costs.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $20,000 in the first quarter of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007 and an additional $20,000 was received in the first quarter of 2009 related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The final payment of $9,000 related to the Apprise sale was received in the second quarter of 2009.
     Interest Income. The Company earned negligible interest income in the first quarter of 2009. The interest income decrease from the prior year’s period is due to lower investment balances in the first quarter of 2009 resulting from the Company’s use of cash to finance construction of its new facility and repurchase Company stock. A large portion of the Company’s cash is currently maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees. During the first quarter of 2008 interest income was $44,000.

     Income Taxes. For the first quarter of 2009, the Company realized an income tax benefit of $16,000 compared to income tax benefit of $15,000 for the same quarter in 2008. The 2009 first quarter benefit primarily relates to derecognizing a liability of $21,000 for unrecognized tax benefits in accordance with FIN 48 relating to a tax year where the statute of limitations expired during the first quarter and the benefits of the domestic manufacturing deduction, research and development credits, and state income taxes. The 2008 first quarter benefit primarily relates to derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter of that year. The Company expects that for the remainder of 2009, the Company will have recorded income taxes at an effective tax rate of 35% to 36%.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $1,234,000 and $4,050,000 at March 31, 2009 and 2008, respectively. The Company generated $431,000 in cash from operating activities during the three months ended March 31, 2009, compared to generating $43,000 of cash from operating activities during the same period in 2008. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, gain on sale of nonmarketable equity securities, loss on intangible asset abandonment, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During the first three months of 2009, trade receivables decreased by $217,000. The decrease in receivables was driven by lower sales volumes. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $252,000 due to lower finished goods and raw material levels as the Company is managing its inventories to match lower sales levels. Deposits, prepaid expenses and other assets increased $36,000, reflecting insurance premiums prepaid in the first quarter of 2009. Income tax refund receivable increased $10,000 due to the accrual of 2009 taxes. Accounts payable decreased $47,000 due to of the timing of payments to and purchases from vendors and payments made to contractors associated with the new building. Accrued expenses decreased $148,000, reflecting the timing of compensation payments.
     During the first quarter of 2009, investing activities used $30,000. Purchases of property and equipment were $48,000 mainly for new equipment to support the Company’s new business initiatives and research activities. Also during the first quarter of 2009, the Company incurred $2,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company received proceeds of approximately $20,000 in the first quarter of 2009 on the 2007 sale of its investment in the common and preferred stock of Apprise Technologies, Inc.,
     For the first three months of 2008, investing activities provided $2,697,000 to the Company. The Company sold $2,875,000 of short-term investments during 2008 at no gain or loss. These proceeds were partially offset by $160,000 of property and equipment purchases along with $26,000 in patent application costs.
     The Company used $69,000 in financing activities in the first quarter of 2009 to purchase 16,327 shares of its own stock. During the first three months of 2008 the Company received $80,000 from financing activities. The Company received $50,000 from the issuance of 17,524 shares of common stock upon the exercise of stock options. The Company also realized $30,000 during the first quarter of 2008 related to the excess tax benefit.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by accounts receivable and inventory and bears interest at 2.00 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first three months of 2009 and there were no borrowings outstanding as of March 31, 2009. The line of credit was also not utilized during 2008, and there were no borrowings outstanding under this line as of March 31, 2008. The line of credit expires on October 30, 2009, at which time the Company expects to obtain a new line of credit similar to the current credit line.

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
Capital Expenditures
     Through March 31, 2009, the Company had $48,000 in capital expenditures for 2009. Capital expenditures during the first three months were mainly for new equipment to support the Company’s new business initiatives and research activities. The Company plans for other capital expenditures during 2009 to include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. Capital expenditures are expected to be approximately $150,000 for the remaining nine months of the year and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 27% of total sales during the first three months of 2009 compared to 33% of sales in the first quarter of 2008. Lower volumes in Europe and China negatively impacted 2009 first quarter sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2009. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2008 or, to date, 2009.
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
     The Company achieved commercial acceptance of several new business initiatives, including its photo-machining process, sound deadening technology, digital texturing and IKONICS Industrial Solutions, which creates custom products to meet the needs of specific users. The Company anticipates that these new business initiatives will contribute an increasing amount of the Company’s sales in the later part of 2009. The Company’s anticipated sales from these new initiatives for 2009 includes sales of an improved sound-deadening product that is expected to expand the Company’s customer base and sales of the Company’s next-generation DTX printer, which is planned to be available for sale in the second quarter of 2009.
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

Recent Accounting Pronouncements
     SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities and deferred for nonfinancial assets until January 1, 2009. The Company’s only financial instruments measured at fair value on a recurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost. The Company’s nonfinancial assets include property, plant and equipment and intangible assets comprised of patents and goodwill. SFAS 157 affects how the fair value of these assets is determined when determining if the assets are impaired. None of the Company’s non-financial assets was considered to be impaired as of March 31, 2009. Accordingly, the adoption of SFAS 157 in 2009 for financial and nonfinancial assets had no impact on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) had no impact on the Company’s current financial condition or results of operations, as the Company did not enter into any business combinations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and noncontrolling interests be treated as equity.  The Company adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 had no impact on the Company’s financial condition or results of operations.
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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
January 1, 2009 through January 31, 2009	—	—	—	—
February 1, 2009 through February 28, 2009	6,226	$4.29	6,226	55,931
March 1, 2009 through March 31, 2009	10,101	$4.21	10,101	45,830

	16,327	$4.24	16,327

(1)	In prior years, the Company’s board of directors had authorized the repurchase of 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 204,170 shares have been repurchased under this program including 16,327 shares repurchased during the first quarter of 2009. The plan allows for an additional 45,830 shares to be repurchased.

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications
     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

[1]	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

[2]	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION
DATE: May 13, 2009	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended.	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically