Form 10-Q
period 2009-06-30
IKONICS CORP
filed 2009-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
     Yes ☐      No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,967,057 shares outstanding as of August 7, 2009.
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

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	June 30	December 31
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$882,023	$901,738
Short term investments	600,000	—
Trade receivables, less allowance of $88,000 in 2009 and $56,000 in 2008	2,055,030	2,077,158
Inventory	2,018,486	2,109,164
Deposits, prepaid expenses and other assets	99,358	192,201
Income tax refund receivable	37,246	185,869
Deferred income taxes	96,000	96,000

Total current assets	5,788,143	5,562,130

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,913,458	5,928,275
Machinery and equipment	2,477,156	2,430,857
Office equipment	763,595	763,595
Vehicles	241,905	241,905

	9,396,114	9,364,632
Less accumulated depreciation	(3,967,017)	(3,762,569)

	5,429,097	5,602,063

INTANGIBLE ASSETS, less accumulated amortization of $297,950 in 2009 and $270,325 in 2008	367,092	403,285

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	918,951	918,951

	$12,503,283	$12,486,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$433,232	$344,783
Construction	—	120,000
Accrued compensation	281,043	335,126
Other accrued liabilities	90,933	109,880

Total current liabilities	805,208	909,789

DEFERRED INCOME TAXES	178,000	143,000

Total liabilities	983,208	1,052,789

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,967,057 shares in 2009 and 1,993,983 in 2008	196,706	199,398
Additional paid-in capital	2,185,036	2,202,888
Retained earnings	9,138,333	9,031,354

Total stockholders’ equity	11,520,075	11,433,640

	$12,503,283	$12,486,429

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008

NET SALES	$3,786,501	$4,330,059	$7,349,713	$8,110,907

COST OF GOODS SOLD	2,329,999	2,468,468	4,487,897	4,620,261

GROSS PROFIT	1,456,502	1,861,591	2,861,816	3,490,646

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,095,839	1,154,850	2,317,420	2,521,930

RESEARCH AND DEVELOPMENT EXPENSES	155,993	167,855	323,276	382,710

INCOME FROM OPERATIONS	204,670	538,886	221,120	586,006

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	9,631	—	29,762	—

INTEREST INCOME	2,050	23,697	2,120	67,372

INCOME BEFORE INCOME TAXES	216,351	562,583	253,002	653,378

INCOME TAX EXPENSE	69,603	204,146	53,119	189,303

NET INCOME	$146,748	$358,437	$199,883	$464,075

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.17	$0.10	$0.22

Diluted	$0.07	$0.17	$0.10	$0.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	1,971,938	2,076,828	1,980,532	2,064,216

Diluted	1,973,514	2,080,617	1,981,677	2,068,292

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,883	$464,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	214,318	142,205
Amortization	27,625	26,855
Excess tax benefit from share-based payment arrangement	—	(39,319)
Tax benefit from stock option exercise	—	4,388
Stock based compensation	10,396	8,028
Loss (gain) on sale of equipment and vehicles	13,582	(1,725)
Loss on intangible asset abandonment	12,700	—
Gain on sale of non-marketable equity securities	(29,762)	—
Deferred income taxes	35,000	—
Changes in working capital components:
Trade receivables	22,128	(149,431)
Inventory	90,678	368,073
Deposits, prepaid expenses and other assets	92,843	(195,524)
Income tax refund receivable	148,623	—
Accounts payable	(31,551)	94,054
Accrued liabilities	(73,030)	(41,694)
Income taxes payable	—	36,166

Net cash provided by operating activities	733,433	716,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72,934)	(829,950)
Proceeds from sale of equipment and vehicles	18,000	8,500
Purchase of intangibles	(4,132)	(33,130)
Purchase of short-term investments	(600,000)	—
Proceeds on sale of short-term investments	—	3,550,000
Proceeds from sale of non-marketable equity securities	29,762	—

Net cash provided by (used in) investing activities	(629,304)	2,695,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	—	39,319
Repurchase of common stock	(123,844)	—
Proceeds from exercise of stock options	—	106,712

Net cash provided by (used in) financing activities	(123,844)	146,031

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,715)	3,557,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	901,738	1,230,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$882,023	$4,787,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$(106,514)	$191,644

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction payables incurred for building expansion	$—	$390,424

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2009, and the related statements of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2009, and the results of operations and cash flows for all periods presented.

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Short Term Investments

The Company’s $600,000 of short-term investment is comprised of fully insured certificates of deposit with maturities ranging from seven to twelve months and interest rates ranging from 1.9% to 2.3%.

3.	Inventory

The major components of inventory are as follows:

	June 30, 2009	Dec 31, 2008

Raw materials	$1,403,753	$1,447,063
Work-in-progress	270,216	324,361
Finished goods	1,234,158	1,194,148
Reduction to LIFO cost	(889,641)	(856,408)

Total Inventory	$2,018,486	$2,109,164

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2009	June 30, 2008

Weighted average common shares outstanding	1,971,938	2,076,828
Dilutive effect of stock options	1,576	3,789

Weighted average common and common equivalent shares outstanding	1,973,514	2,080,617

	Six Months Ended
	June 30, 2009	June 30, 2008

Weighted average common shares outstanding	1,980,532	2,064,216
Dilutive effect of stock options	1,145	4,076

Weighted average common and common equivalent shares outstanding	1,981,677	2,068,292

5.	Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock including the 100,000 additional shares approved by the shareholders at the April 24, 2009 annual meeting. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 127,423 shares of common stock are reserved for additional grants of options under the plan at June 30, 2009.

The Company charged compensation cost of $6,600 against income for the three months ended June 30, 2009 compared to $4,700 for the three months ended June 30, and 2008. For the first six months of 2009, the Company charged compensation cost of approximately $10,400 against income compared to approximately $8,000 for the same period in 2008. As of June 30, 2009 there was approximately $67,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

There were no excess tax benefits recognized during the three or six month period ended June 30, 2009. For the six months ended June 30, 2008, $39,319 of excess tax benefits were reported as operating and financing cash flows. The Company’s APIC pool totaled $111,029 at June 30, 2009 and December 31, 2008.

Proceeds from the exercise of stock options were $106,712 for the six months ended June 30, 2008. There were no options exercised during the six months ended June 30, 2009.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
The fair value of options granted during the six months ended June 30, 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2009	2008
Dividend yield	0%	0%
Expected volatility	47.2%	55.0%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.0%	3.0%
Fair value of each option on grant date	$2.10	$4.05
There were 21,750 options and 5,000 options granted during the six months ended June 30, 2009 and 2008, respectively.

Stock option activity during the six months ended June 30, 2009 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	26,250	$6.69
Granted	21,750	5.00
Exercised	—	—
Expired and forfeited	(2,500)	6.14

Outstanding at June 30, 2009	45,500	5.91

Exercisable at June 30, 2009	15,916	6.40

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2009 was $9,000 and $6,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of trade receivables, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,705,462	$1,169,869	$911,170	$—	$3,786,501
Cost of goods sold	912,497	928,447	489,055	—	2,329,999

Gross profit	792,965	241,422	422,115	—	1,456,502
Selling, general and administrative*	233,341	116,309	292,619	453,570	1,095,839
Research and development*	—	—	—	155,993	155,993

Income (loss) from operations	$559,624	$125,113	$129,496	$(609,563)	$204,670

For the three months ended June 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,799,163	$1,350,783	$1,180,113	$—	$4,330,059
Cost of goods sold	963,903	908,520	596,045	—	2,468,468

Gross profit	835,260	442,263	584,068	—	1,861,591
Selling, general and administrative*	295,068	89,605	326,841	443,336	1,154,850
Research and development*	—	—	—	167,855	167,855

Income (loss) from operations	$540,192	$352,658	$257,227	$(611,191)	$538,886

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the six months ended June 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$3,353,332	$2,123,473	$1,872,908	$—	$7,349,713
Cost of goods sold	1,796,024	1,643,136	1,048,737	—	4,487,897

Gross profit	1,557,308	480,337	824,171	—	2,861,816
Selling, general and administrative*	505,528	255,622	584,527	971,743	2,317,420
Research and development*	—	—	—	323,276	323,276

Income (loss) from operations	$1,051,780	$224,715	$239,644	$(1,295,019)	$221,120

For the six months ended June 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$3,191,389	$2,579,728	$2,339,790	$—	$8,110,907
Cost of goods sold	1,747,858	1,715,346	1,157,057	—	4,620,261

Gross profit	1,443,531	864,382	1,182,733	—	3,490,646
Selling, general and administrative*	586,752	201,503	676,039	1,057,636	2,521,930
Research and development*	—	—	—	382,710	382,710

Income (loss) from operations	$856,779	$662,879	$506,694	$(1,440,346)	$586,006

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
Trade receivables by segment as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	Dec 31, 2008

Domestic	$974,358	$957,617
Export	806,439	874,068
IKONICS Imaging	317,680	276,718
Other, net of allowances	(43,447)	(31,245)

Total	$2,055,030	$2,077,158

7.	Sale of Non-Marketable Equity Securities

The Company received and realized a gain of $29,762 during the first six months of 2009 related to the 2007 sale of its equity investment in Apprise Technologies, Inc (Apprise). The Company realized a gain of approximately $55,000 on the $253,000 cash payment received in 2007. During 2008 the Company received an additional $25,000 related to the Apprise sale.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8.	Income Taxes

The Company accounts for its uncertain tax positions under the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). During the first quarter of 2009 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for open years expired, resulting in decreases in income tax expense of $21,000 for the first six months of 2009 and $44,000 for the first six months of 2008. As of June 30, 2009, the liability for unrecognized tax benefits totaled $27,000 compared to a liability of $48,000 as of June 30, 2008. The liability for unrecognized tax benefits is included in other accrued liabilities.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2006, 2007, and 2008.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $6,000 of interest related to uncertain tax positions at June 30, 2009. The unrecognized tax benefits at June 30, 2009 relate to taxation of foreign export sales.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit for the first six months of 2009 is as follows:

Balance at December 31, 2008	$48,000
Expiration of the statute of limitations for the assessment of taxes	(21,000)

Balance at June 30, 2009	$27,000

The balance of unrecognized tax benefits at June 30, 2009, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate. The Company expects its unrecognized tax benefit to be reduced by approximately $27,000 during the next twelve months as a result of the expiration of the statutes of limitations for the assessment of taxes.

9.	Subsequent Events

In May 2009, the FASB issued and the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for the Company’s quarter ending June 30, 2009. Accordingly, the Company evaluated subsequent events for recognition and disclosure through August 14, 2009. The evaluation resulted in no impact to the interim consolidated financial statements.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2009, the six months ended June 30, 2009 and the same periods of 2008. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financials Condition and Results of Operations contained in the Company’s 2008 Annual Report on Form 10-K.
Factors that May Affect Future Results
•	The possibility that the Company may need to record an adjustment reducing the value of its investment in imaging Technology international (“iTi”)—This investment is periodically assessed for an other-than-temporary impairment and recorded at the lower of cost or market value and is currently recorded at $919,000, which represents approximately 8% of outstanding shares of iTi. In assessing whether a decline has occurred in the fair value of this investment, the Company may consider a number of factors, including, any recent transactions in iTi equity securities occurring at lower valuations than past transactions, uncertainty or failures in iTi’s technology or business strategies, and declines in iTi’s financial condition, results of operations and ability to achieve its forecasted results without reasonable prospects for improvement. An occurrence of any of these factors may cause the Company to record an adjustment lowering the value of this investment. iTi is in the early stages of developing its business and, as a result, this investment is highly speculative.

•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2009 compared to effective tax rate of 21% recorded in the first six month of 2009—The effective tax rate for the final six months of 2009 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires—This expectation may be impacted by factors such as changes

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
     Trade Receivables. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers

     Inventory. Inventory is valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.
     Income Taxes. At June 30, 2009, the Company had net current deferred tax assets of $96,000 and net noncurrent deferred tax liabilities of $178,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. The Company has determined that it is more likely than not that the deferred tax asset will be realized and that a valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related liability of $27,000 as of June 30, 2009 will be adjusted as the statute of limitations expires or these positions are reassessed.
     Investments in Non-Marketable Equity Securities. Investments in non-marketable equity securities consist of a $919,000 investment in imaging Technology international (“iTi”). The Company accounts for this investment by the cost method because iTi’s common stock is unlisted and the criteria for using the equity method of accounting are not satisfied. Under the cost method, the investment is assessed for other-than-temporary impairment and recorded at the lower of cost or market value which requires significant judgment since there are no readily available market values for this investment. In assessing the fair value of this investment the Company considers recent equity transactions that iTi has entered into, the status of iTi’s technology and strategies in place to achieve its objectives, as well as iTi’s financial condition, results of operations, and ability to achieve its forecasted results. To the extent there are changes in the assessment, an adjustment may need to be recorded to reduce this investment
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008
     Sales. The Company realized a 12.6% sales decrease during the second quarter of 2009 with sales of $3.8 million, compared to $4.3 million in sales during the same period in 2008. IKONICS Imaging sales for the second quarter of 2009 were down 22.8% versus the second quarter of 2008 as film, glass and equipment shipments all fell short of 2008 levels for the same period due to softer demand in the awards and recognition market. Export sales were also lower by 13.4% during the second quarter of 2009 versus the same period in 2008 due to lower European shipments. Domestic incurred a 5.2% decrease in second quarter of 2009 shipments as both film and emulsion shipments were slightly lower during the period.
     Gross Profit. Gross profit was $1.5 million, or 38.5% of sales, in the second quarter of 2009 compared to $1.9 million, or 43.0% of sales, for the same period in 2008. IKONICS Imaging gross profit percentage decreased to 46.3% during the second quarter of 2009 compared to 49.5% in the second quarter of 2008. The IKONICS Imaging gross profit percentage was unfavorably impacted by additional manufacturing expenses related to startup and development of new business initiatives discussed below in “Future Outlook” as well as higher raw material costs and lower volumes. Export gross profit percentage decreased from 32.7% in the second quarter of 2008 to 20.6% in the second quarter of 2009 due to higher raw material prices and lower sales volumes. The Domestic Chromaline gross profit percentage of 46.5% was consistent with the same period in 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million, or 28.9% of sales, in the second quarter of 2009, and $1.2 million, or 26.7% of sales, for the same period in 2008. The decrease reflects lower personnel, travel, and advertising expenses.
     Research and Development Expenses. Research and development expenses during the second quarter of 2009 were $156,000, or 4.1% of sales, versus $168,000, or 3.9% of sales, for the same period in 2008. The decrease is due to lower personnel cost.

     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $9,600 in the second quarter of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. An additional $20,100 was received in the first quarter of 2009. The total final payment of $29,800 received in 2009 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser.
     Interest Income. The Company earned $2,000 of interest income in the second quarter of 2009. During the second quarter of 2008 interest income was $24,000. The interest income decrease from the prior year’s period is due to lower investment balances in the second quarter of 2009 resulting from the Company’s use of cash to finance construction of its new facility and the repurchase of a portion of the Company’s stock. A large portion of the interest earned is related to interest received from the Company’s short-term investments. The Company’s $600,000 of short-term investments are comprised of fully insured certificates of deposit with maturities ranging from seven to twelve months. The Company’s cash is also maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.
     Income Taxes. For the second quarter of 2009, the Company realized income tax expense of $70,000, or an effective rate of 32.2% versus $204,000, or an effective rate of 36.3% for the second quarter of 2008. The 2009 second quarter decrease is related to 2009 research and development tax credits which were not available during the second quarter of 2008. The 2008 research and development tax credits were not available until later in 2008 due to the timing of legislation.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
     Sales. The Company’s sales decreased 9.4% during the first six months of 2009 to $7.4 million versus sales of $8.1 million during the first six months of 2008. IKONICS Imaging realized a 20.0% sales decrease during the first half of 2009 over the same period in 2008 as sales to the awards and recognition markets continue to be negatively impacted by the slow economy. Export shipments were also down 17.7% for the first six months of 2009 as the global economic slowdown has dampened shipments to Europe. Partially offsetting these sales shortfalls, Domestic Chromaline shipments increased 5.1% during the first six months of 2009 over the same period in 2008 due to increased private label film shipments.
     Gross Profit. Gross profit for the first six months of 2009 was $2.9 million, or 38.9% of sales compared to $3.5 million, or 43.0% of sales, for the same period in 2008. IKONICS Imaging gross profit percentage decreased from 50.5% in the first six months of 2008 to 44.0% in the first six months of 2009. The IKONICS Imaging gross profit percentage was unfavorably impacted by additional manufacturing expenses related to startup and development of new business initiatives discussed below in “Future Outlook” as well as higher raw material costs and lower volumes. The Export’s gross profit percentage for the first six months of 2009 was 22.6% compared to 33.5% during the first six months of 2008. Export’s gross profit has been unfavorably affected by higher raw material prices and lower sales volumes. Domestic’s gross profit percentage benefited from a more favorable sales mix as it improved from 45.2% in the first six months of 2008 to 46.4% in the first six months of 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2.3 million, or 31.5% of sales, in the first six months of 2009, from $2.5 million, or 31.1% of sales, for the same period in 2008. The first six months of 2009 reflect lower salaries, travel, advertising and trade show expenses.
     Research and Development Expenses. Research and development expenses during the first half of 2009 were $323,000, or 4.4% of sales, versus $383,000, or 4.7% of sales, for the same period in 2008. The decrease is mainly due to lower production trial and personnel expenses.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $29,800 during the first six months of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The final $29,800 received in the first six months of 2009 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser.

     Interest Income. The Company earned $2,000 of interest income during the first six months of 2009. During the first six months of 2008 interest income was $67,000. The interest income decrease from the prior year’s period is due to lower investment balances in 2009 resulting from the Company’s use of cash to finance construction of its new facility and the repurchase of a portion of the Company’s stock. A large portion of the interest earned is related to interest received from the Company’s short-term investments. The Company’s $600,000 of short-term investments are comprised of fully insured certificates of deposit with maturities ranging from seven to twelve months. The Company’s cash is also maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.
     Income Taxes. During the first six months of 2009, the Company realized an income tax expense of $53,000, or an effective rate of 21.0%, compared to income tax expense of $189,000, or an effective rate of 29.0%, for the same period in 2008. The effective tax rate for the first six months of 2009 was significantly impacted by derecognizing a liability of $21,000 for unrecognized tax benefits in accordance with FIN 48 relating to a tax year where the statute of limitations expired during the first quarter and the benefits of the domestic manufacturing deduction, research and development tax credits, and state income taxes. The 2008 first six month effective tax rate was significantly impacted by derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter, and the benefits of the domestic manufacturing deduction, tax exempt interest, and state income taxes. The Company expects that for the remainder of 2009, the Company will record income taxes at an effective tax rate of 35% to 36%.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $882,000 and $4,788,000 at June 30, 2009 and 2008, respectively. The Company generated $733,000 in cash from operating activities during the six months ended June 30, 2009, compared to generating $716,000 of cash from operating activities during the same period in 2008. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, gain on sale of nonmarketable equity securities, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During the first six months of 2009, trade receivables decreased by $22,000. The decrease in receivables was driven by lower sales volumes. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $91,000 due to lower raw material levels as the Company is managing its inventory to match sales volumes. Deposits, prepaid expenses and other assets decreased $93,000 as a result of the Company prepaying for equipment at the end of 2008 which was received in 2009. Income tax refund receivable decreased $149,000 due to the Company receiving its 2008 income tax refund. Accounts payable decreased $32,000 due to of the timing of payments to and purchases from vendors and payments made to contractors associated with the new building. Accrued liabilities decreased $73,000, reflecting the timing of compensation payments.
     During the first six months of 2009, investing activities used $629,000. The Company invested $600,000 in fully insured certificates on deposits. Purchases of property and equipment were $73,000, mainly for new equipment to support the Company’s new business initiatives and research activities. Also during the first six months of 2009, the Company incurred $4,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company received proceeds of approximately $30,000 in the first six months of 2009 on the 2007 sale of its investment in the common and preferred stock of Apprise Technologies, Inc.

     For the first six months of 2008, investing activities provided $2,695,000 to the Company. The Company sold $3,550,000 of short-term investments during 2008 at no gain or loss. These proceeds were partially offset by $830,000 of property and construction costs related the Company’s new facility which was completed in 2008. The $830,000 also includes the final $95,000 payment on the Company’s industrial digital inkjet machine. The Company incurred $33,000 in patent application costs during the first six months of 2008.
     The Company used $124,000 in financing activities during the first six months of 2009 to repurchase 26,926 shares of its own stock. During the first six months of 2008 the Company received $146,000 from financing activities. The Company received $107,000 from the issuance of 35,872 shares of common stock upon the exercise of stock options during the first six months of 2008. The Company also realized $39,000 during the first six months of 2008 related to the excess tax benefits resulting from the exercise of stock options.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by trade receivables and inventory and bears interest at 2.0 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2009 and there were no borrowings outstanding as of June 30, 2009. The line of credit was also not utilized during first six months of 2008, and there were no borrowings outstanding under this line as of June 30, 2008. The line of credit expires on October 30, 2009, at which time the Company expects to renew the line of credit under similar terms.
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
Capital Expenditures
     Through June 30, 2009, the Company had $73,000 in capital expenditures. Capital expenditures during the first six months of 2009 were mainly for new equipment to support the Company’s new business initiatives and research activities. The Company plans for other capital expenditures during 2009 to include ongoing manufacturing equipment upgrades, as well as development equipment to modernize the capabilities and processes of the Company’s research and development laboratory to improve measurement and quality control processes. Capital expenditures are expected to be approximately $125,000 for the remaining six months of the year and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 29% of total sales during the first six months of 2009 compared to 32% of sales during the same period in 2008. Lower volumes in Europe negatively impacted 2009 first half sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2009. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2009 or 2008.

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
     The Company achieved commercial acceptance of several new business initiatives, including its photo-machining process, sound deadening technology, digital texturing and IKONICS Industrial Solutions, which creates custom products to meet the needs of specific users. The Company anticipates that these new business initiatives will contribute an increasing amount of the Company’s sales in the later part of 2009. The Company’s anticipated sales from these new initiatives for 2009 includes sales of an improved sound-deadening product that is expected to expand the Company’s customer base and sales of the Company’s next-generation DTX printer, which is planned to be available for sale in the second half of 2009.
     In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expand market share where it has already established a presence.
     Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.
Recent Accounting Pronouncements
     SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 was adopted by the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for nonfinancial assets. The Company’s only financial instruments measured at fair value on a recurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost. The Company’s nonfinancial assets include property, plant and equipment and intangible assets comprised of patents and non-competes. SFAS 157 affects how the fair value of these assets is determined when determining if the assets are impaired. None of the Company’s non-financial assets were considered to be impaired as of June 30, 2009. Accordingly, the adoption of SFAS 157 for financial and nonfinancial assets had no impact on the Company’s financial condition or results of operations through the second quarter of 2009.
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

     In May 2009, the FASB issued and the Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 was effective for the Company’s quarter ended June 30, 2009.
     In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (“SFAS 168”). SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB’s new Codification which will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our current references to GAAP which will be replaced with references to the applicable codification paragraphs beginning with our financial statements for the quarter ended September 30, 2009.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     None
ITEM 1A. Risk Factors
     Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company repurchased shares as indicated in the table below during the second quarter of 2009(1):

(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
April 1, 2009 through April 30, 2009	—	—	—	—
May 1, 2009 through May 31, 2009	10,599	$5.15	10,599	35,231
June 1, 2009 through June 30, 2009	—	—	—	—

(1)	In prior years, the Company’s board of directors had authorized the repurchase of 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 204,170 shares have been repurchased under this program including 10,599 shares repurchased during the second quarter of 2009. The plan allows for an additional 35,231 shares to be repurchased.
ITEM 3. Defaults upon Senior Securities
     Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting was held on April 24, 2009. The shareholders took the following actions:
The shareholders elected seven directors to hold office until the next annual meeting of shareholders. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes for (at least)	Votes Withheld (no more than)
Charles H. Andresen	1,746,753	53,418
Lockwood Carlson	1,746,753	53,418
David O. Harris	1,746,753	53,418
Gerald W. Simonson	1,746,753	53,418
William C. Ulland	1,746,753	53,418
Rondi Erickson	1,746,753	53,418
H. Leigh Severance	1,746,753	53,418

The shareholders elected to amend the Company’s 1995 Stock Incentive Plan principally by extending the expiration date from February 22, 2014 to February 18, 2019, and by reserving 100,000 additional shares of Common Stock for future awards. The shareholders present in person or by proxy cast the following numbers of votes in connection with the amendments to the 1995 Stock Incentive Plan, resulting in the approval of all amendments:

Votes For	Votes Against	Abstain
1,095,470	42,789	4,490
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

10	IKONICS Corporation 1995 Stock Incentive Plan, as amended.[3]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications
     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

1	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

2	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

3	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on August 14, 2009 (File No. 000-25727).

IKONICS CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION
DATE: August 14, 2009	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended	Incorporated by reference

10	IKONICS Corporation 1995 Stock Incentive Plan, as amended	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically

32	Section 1350 Certifications	Filed Electronically