Form 10-Q
period 2009-09-30
IKONICS CORP
filed 2009-11-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,967,057 shares outstanding as of November 2, 2009.
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

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	September 30	December 31
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$977,863	$901,738
Short term investments	600,000	—
Trade receivables, less allowance of $86,000 in 2009 and $56,000 in 2008	2,100,112	2,077,158
Inventory	2,024,792	2,109,164
Deposits, prepaid expenses and other assets	93,317	192,201
Income tax refund receivable	27,996	185,869
Deferred income taxes	96,000	96,000

Total current assets	5,920,080	5,562,130

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,924,847	5,928,275
Machinery and equipment	2,487,092	2,430,857
Office equipment	765,916	763,595
Vehicles	241,905	241,905

	9,419,760	9,364,632
Less accumulated depreciation	(4,074,459)	(3,762,569)

	5,345,301	5,602,063

INTANGIBLE ASSETS, less accumulated amortization of $311,763 in 2009 and $270,325 in 2008	357,619	403,285

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES	—	918,951

	$11,623,000	$12,486,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$274,693	$344,783
Construction	—	120,000
Accrued compensation	234,996	335,126
Other accrued liabilities	117,993	109,880

Total current liabilities	627,682	909,789

DEFERRED INCOME TAXES	178,000	143,000

Total liabilities	805,682	1,052,789

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,967,057 shares in 2009 and 1,993,983 in 2008	196,706	199,398
Additional paid-in capital	2,191,663	2,202,888
Retained earnings	8,428,949	9,031,354

Total stockholders’ equity	10,817,318	11,433,640

	$11,623,000	$12,486,429

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008

NET SALES	$3,920,663	$3,832,783	$11,270,376	$11,943,690

COST OF GOODS SOLD	2,337,757	2,178,597	6,825,654	6,798,858

GROSS PROFIT	1,582,906	1,654,186	4,444,722	5,144,832
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,101,610	1,187,912	3,419,030	3,709,842

RESEARCH AND DEVELOPMENT EXPENSES	164,666	219,071	487,942	601,781

INCOME FROM OPERATIONS	316,630	247,203	537,750	833,209

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	24,550	29,762	24,550

LOSS ON INVESTMENT IN NON- MARKETABLE EQUITY SECURITIES	(918,951)	—	(918,951)	—

INTEREST INCOME	3,070	19,890	5,190	87,262

INCOME (LOSS) BEFORE INCOME TAXES	(599,251)	291,643	(346,249)	945,021

INCOME TAX EXPENSE	110,134	53,810	163,253	243,113

NET INCOME (LOSS)	$(709,385)	$237,833	$(509,502)	$701,908

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.36)	$0.11	$(0.26)	$0.34

Diluted	$(0.36)	$0.11	$(0.26)	$0.34

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,967,057	2,070,705	1,975,991	2,066,395

Diluted	1,967,057	2,073,925	1,975,991	2,070,134

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(509,502)	$701,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	321,759	219,271
Amortization	41,438	43,451
Excess tax benefit from share-based payment arrangement	—	(39,319)
Stock based compensation	17,024	13,939
Loss (gain) on sale of equipment and vehicles	13,582	(1,725)
Loss on intangible asset abandonment	12,700	66,746
Gain on sale of non-marketable equity securities	(29,762)	(24,550)
Loss on investment in non-marketable equity securities	918,951	—
Deferred income taxes	35,000	—
Changes in working capital components:
Trade receivables	(22,954)	(39,103)
Inventory	84,372	251,674
Prepaid expenses and other assets	98,884	(106,149)
Income tax refund receivable	157,873	(37,756)
Accounts payable	(190,090)	45,839
Accrued liabilities	(92,017)	(123,280)
Income taxes payable	—	38,417

Net cash provided by operating activities	857,258	1,009,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96,579)	(2,926,395)
Proceeds from sale of equipment and vehicles	18,000	8,500
Purchase of intangibles	(8,472)	(34,729)
Purchase of short-term investments	(600,000)	—
Proceeds on sale of short-term investments	—	3,550,000
Proceeds from sale of non-marketable equity securities	29,762	24,550

Net cash provided by (used in) investing activities	(657,289)	621,926

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	—	39,319
Repurchase of common stock	(123,844)	(526,212)
Proceeds from exercise of stock options	—	106,712

Net cash used in financing activities	(123,844)	(380,181)

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,125	1,251,108

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	901,738	1,230,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$977,863	$2,481,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$(6,620)	$284,348

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction payables incurred for building expansion	$—	$711,827

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2009, and the related statements of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2009, and the results of operations and cash flows for all periods presented.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures — Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures — Overall — Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company’s only financial instruments measured at fair value on a nonrecurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost. The Company’s nonfinancial assets include property, plant and equipment and intangible assets comprised of patents and non-competes. ASC 820-10 affects how the fair value of these assets is determined when determining if the assets are impaired. None of the Company’s non-financial assets were considered to be impaired as of September 30, 2009. Accordingly, the adoption of ASC 820-10 in 2009 for financial and nonfinancial assets had no impact on the Company’s financial condition or results of operations.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2009, the Company adopted FASB ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 also provides guidance for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of ASC 805 by the Company had no impact on the Company’s current financial condition or results of operations, as the Company did not enter into any business combinations.
In April 2009, the FASB issued updated guidance related to business combinations, which is included in the Codification in ASC 805-20, Business Combinations — Identifiable Assets, Liabilities and Any Noncontrolling Interest (“ASC 805-20”). ASC 805-20 amends and clarifies ASC 805 to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805-20 had no impact on the Company’s financial condition or results of operations.
Effective January 1, 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries. Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. The adoption of ASC 810-10-45-16 had no impact on the Company’s financial condition or results of operations.
Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments — Overall — Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.
Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events — Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855-10 resulted in the following disclosure: The Company has evaluated subsequent events through November 13, 2009, the date these financial statements were issued.
The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2.	Short Term Investments
The Company’s $600,000 of short-term investment is comprised of fully insured certificates of deposit with maturities ranging from seven to twelve months and interest rates ranging from 1.9% to 2.3%.
3.	Investments and Fair Value Measurements
The carrying value of financial instruments, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.
The company’s investment in non-marketable equity securities was comprised of shares in imaging Technology international (“iTi”) and was carried at cost. Non-marketable equity securities are not adjusted to fair value on a recurring basis; however, they are assessed for a other then temporary decline in fair value. A decline in the market value of these securities that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. An impairment analysis has been conducted in accordance with the provisions within FASB ASC 320-10-35 paragraphs 17 through 35. For the three months ended September 30, 2009, the Company recorded an impairment charge of $918,951 reducing the investment in iTi to $0.
Management’s assessment of fair value was primarily based iTi’s recent financial results and iTi’s inability to secure adequate financing or to negotiate the sale of the company to a third party. Consequently, iTi has ceased operations and is currently evaluating its options including liquidation. In order to increase consistency and comparability in fair value measurements, the FASB Codification establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
     Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
     Level 3: Unobservable inputs are used when little or no market data is available.
Based on the definition of the levels above and the nature of the inputs as described above, management has categorized the methodology used in the valuation of its iTi asset as Level 3.
4.	Inventory
The major components of inventory are as follows:

	Sep 30, 2009	Dec 31, 2008

Raw materials	$1,380,385	$1,447,063
Work-in-progress	280,590	324,361
Finished goods	1,239,963	1,194,148
Reduction to LIFO cost	(876,146)	(856,408)

Total Inventory	$2,024,792	$2,109,164

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5.	Earnings Per Common Share (EPS)
Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares, when dilutive, that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.
Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2009	Sep 30, 2008

Weighted average common shares outstanding	1,967,057	2,070,705
Dilutive effect of stock options	—	3,220

Weighted average common and common equivalent shares outstanding	1,967,057	2,073,925

	Nine Months Ended
	Sep 30, 2009	Sep 30, 2008

Weighted average common shares outstanding	1,975,991	2,066,395
Dilutive effect of stock options	—	3,739

Weighted average common and common equivalent shares outstanding	1,975,991	2,070,134

6.	Stock-based Compensation
The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock including the 100,000 additional shares approved by the shareholders at the April 24, 2009 annual meeting. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 129,073 shares of common stock are reserved for additional grants of options under the plan at September 30, 2009.
The Company charged compensation cost of $6,600 against income for the three months ended September 30, 2009 compared to $5,900 for the three months ended September 30, 2008. For the first nine months of 2009, the Company charged compensation cost of approximately $17,000 against income compared to approximately $14,000 for the same period in 2008. As of September 30, 2009 there was approximately $60,500 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.
There were no excess tax benefits recognized during the three or nine month period ended September 30, 2009. For the nine months ended September 30, 2008, $39,319 of excess tax benefits were reported as financing cash flows. The Company’s APIC pool totaled $111,029 at September 30, 2009 and December 31, 2008.
Proceeds from the exercise of stock options were $106,712 for the nine months ended September 30, 2008. There were no options exercised during the nine months ended September 30, 2009.
The fair value of options granted during the nine months ended September 30, 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following assumptions:

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	2009	2008
Dividend yield	0%	0%
Expected volatility	47.2%	55.0%-56.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.0%	3.00%-3.25%
Fair value of each option on grant date	$2.10	$3.44-$4.05
There were 21,750 options and 10,250 options granted during the nine months ended September 30, 2009 and 2008, respectively.
Stock option activity during the nine months ended September 30, 2009 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	26,250	$6.69
Granted	21,750	5.00
Exercised	—
Expired and forfeited	(2,500)	6.14

Outstanding at September 30, 2009	45,500	5.91

Exercisable at September 30, 2009	17,666	6.43

The aggregate intrinsic value of all options outstanding and options exercisable at September 30, 2009 was $17,200 and $7,900, respectively.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
7.	Segment Information
The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. It is also entering the market for etched ceramics, glass and silicon wafers, and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of trade receivables, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,702,631	$1,329,464	$888,568	$—	$3,920,663
Cost of goods sold	880,967	955,366	501,424	—	2,337,757

Gross profit	821,664	374,098	387,144	—	1,582,906
Selling, general and administrative*	211,180	131,183	245,930	513,317	1,101,610
Research and development*	—	—	—	164,666	164,666

Income from operations	$610,484	$242,915	$141,214	$(677,983)	$316,630

For the three months ended September 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,770,792	$1,070,894	$991,097	$—	$3,832,783
Cost of goods sold	907,877	749,647	521,073	—	2,178,597

Gross profit	862,915	321,247	470,024	—	1,654,186
Selling, general and administrative*	316,160	116,687	297,583	457,482	1,187,912
Research and development*	—	—	—	219,071	219,071

Income from operations	$546,755	$204,560	$172,441	$(676,553)	$247,203

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the nine months ended September 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$5,055,963	$3,452,937	$2,761,476	$—	$11,270,376
Cost of goods sold	2,676,991	2,598,502	1,550,161	—	6,825,654

Gross profit	2,378,972	854,435	1,211,315	—	4,444,722
Selling, general and administrative*	716,708	386,805	830,457	1,485,060	3,419,030
Research and development*	—	—	—	487,942	487,942

Income from operations	$1,662,264	$467,630	$380,858	$(1,973,002)	$537,750

For the nine months ended September 30, 2008:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$4,962,181	$3,650,622	$3,330,887	$—	$11,943,690
Cost of goods sold	2,655,735	2,464,993	1,678,130	—	6,798,858

Gross profit	2,306,446	1,185,629	1,652,757	—	5,144,832
Selling, general and administrative*	902,912	318,190	973,622	1,515,118	3,709,842
Research and development*	—	—	—	601,781	601,781

Income from operations	$1,403,534	$867,439	$679,135	$(2,116,899)	$833,209

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
Trade receivables by segment as of September 30, 2009 and December 31, 2008 were as follows:

	Sep 30, 2009	Dec 31, 2008

Domestic	$936,195	$957,617
Export	883,878	874,068
IKONICS Imaging	317,789	276,718
Other, net of allowances	(37,750)	(31,245)

Total	$2,100,112	$2,077,158

8.	Sale of Non-Marketable Equity Securities
The Company received and realized a gain of $29,762 during the first nine months of 2009 related to the 2007 sale of its equity investment in Apprise Technologies, Inc (Apprise). The Company realized a gain of approximately $55,000 on the $253,000 cash payment received in 2007. During 2008 the Company received an additional $25,000 related to the Apprise sale.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9.	Income Taxes
The Company accounts for its uncertain tax positions under the provisions of FASB ASC 740-10-55, Income Taxes — Overall — Implementation. During the first quarter of 2009 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for open years expired, resulting in decreases in income tax expense of $21,000 for the first nine months of 2009 and $44,000 for the first nine months of 2008. As of September 30, 2009, the liability for unrecognized tax benefits totaled $27,000 compared to a liability of $48,000 as of September 30, 2008. The liability for unrecognized tax benefits is included in other accrued liabilities.
The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2006, 2007, and 2008.
It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $7,000 of interest related to uncertain tax positions at September 30, 2009. The unrecognized tax benefits at September 30, 2009 relate to taxation of foreign export sales.
A reconciliation of the beginning and ending amounts of unrecognized tax benefit for the first nine months of 2009 is as follows:

Balance at December 31, 2008	$48,000
Expiration of the statute of limitations for the assessment of taxes	(21,000)

Balance at September 30, 2009	$27,000

The balance of unrecognized tax benefits at September 30, 2009, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate. The Company expects its unrecognized tax benefit to be reduced by approximately $27,000 during the next twelve months as a result of the expiration of the statutes of limitations for the assessment of taxes.
The Company does not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company has recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2009, the nine months ended September 30, 2009 and the same periods of 2008. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financials Condition and Results of Operations contained in the Company’s 2008 Annual Report on Form 10-K.
Factors that May Affect Future Results
•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business and the timing of the Company’s market entry for new initiatives—Actual activities undertaken and the timing for market entry may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products, the ability to obtain necessary equipment or other materials or the inability to identify attractive acquisition targets or other business opportunities.
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
     Income Taxes. At September 30, 2009, the Company had net current deferred tax assets of $96,000 and net noncurrent deferred tax liabilities of $178,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $331,000 as it is more likely that this asset will not be realized. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under FIN 48 and the related liability of $27,000 as of September 30, 2009 will be adjusted as the statute of limitations expires or these positions are reassessed.
     Investments and Fair Value Measurements. The carrying value of financial instruments, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.
The Company’s investment in non-marketable securities is comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other then temporary decline in fair value. A decline in the market value for these securities occurred in the third quarter of 2009 and was determined to be other than temporary, resulting in a revaluation of its carrying amount to fair value in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. The impairment analysis has been conducted in accordance with the provisions within FASB ASC 320-10-35 paragraphs 17 through 35. For the three months ended September 30, 2009, the Company recorded an impairment charge of $918,951, reducing the investment in iTi to $0.
Management’s assessment of iTi’s fair value was primarily based on its recent financial results and iTi’s inability to secure adequate financing, or to negotiate the sale of the company to a third party. Consequently, iTi has ceased operations and is currently evaluating its options including liquidation. In order to increase consistency and comparability in fair value measurements, the FASB Codification establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3: Unobservable inputs are used when little or no market data is available.
Based on the definition of the levels above and the nature of the inputs as described above, management has categorized the methodology used in the valuation of its iTi asset as Level 3.
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008
     Sales. The Company realized a 2.3% sales increase during the third quarter of 2009 with sales of $3.9 million, compared to $3.8 million in sales during the same period in 2008. Strong shipments to Asia grew Export sales by 24.1%. Export sale increases were partially offset by lower IKONICS Imaging sales for the period. IKONICS Imaging shipments for the quarter decreased by 10.3% versus the same period in 2008 as softer demand in the awards and recognition market continues to negatively impact film, glass and equipment shipments. Domestic sales were also lower by 3.8% during the third quarter of 2009 versus the third quarter of 2008 due to lower emulsion shipments.
     Gross Profit. Gross profit was $1.6 million, or 40.4% of sales, in the third quarter of 2009 compared to $1.7 million, or 43.2% of sales, for the same period in 2008. IKONICS Imaging gross profit percentage decreased to 43.6% during the third quarter of 2009 compared to 47.4% in the third quarter of 2008. The IKONICS Imaging gross profit percentage was unfavorably impacted by additional manufacturing expenses related to startup and development of new business initiatives discussed below in “Future Outlook” as well as lower sales volumes. The Export gross profit percentage decreased from 30.0% in the third quarter of 2008 to 28.1% in the third quarter of 2009 due to an unfavorable sales mix. The Domestic gross profit percentage of 48.3% was down slightly from the third quarter 2008 gross profit of 48.7%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million, or 28.1% of sales, in the third quarter of 2009, and $1.2 million, or 31.0% of sales, for the same period in 2008. The decrease is mainly due to lower advertising expenses.
     Research and Development Expenses. Research and development expenses during the third quarter of 2009 were $165,000, or 4.2% of sales, versus $219,000, or 5.8% of sales, for the same period in 2008. Research and development costs in the third quarter of 2008 reflect a $67,000 expense related to the abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $25,000 during the third quarter of 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The sale took place during the first quarter of 2007 at which time a $55,000 gain was recognized. The $25,000 payment is related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company did not realize a gain or loss on sales of non-marketable equitable securities during the third quarter of 2009.
     Loss on Investment in Non-marketable Equity Securities. The company’s investment in non-marketable securities is comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the market value for these securities that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. An impairment analysis was conducted in accordance with applicable accounting standards during the third quarter of 2009, and the Company recorded an impairment charge of $918,951 for the quarter, which represents a full write-off of the Company’s investment in iTi to $0. During the same period for 2008, the Company’s assessment determined there were no indicators of impairment and accordingly no impairment was recorded.
     Interest Income. The Company earned $3,000 of interest income in the third quarter of 2009 compared to $20,000 in the third quarter of 2008. The interest income decrease from the prior year’s period is due to lower investment balances in the third quarter of 2009 resulting from the Company’s use of cash to finance construction of its new facility and the repurchase of a portion of the Company’s stock. The interest earned is related to interest received from the Company’s short-term investments, which consisted of $600,000 of fully insured certificates of deposit with maturities ranging from seven to twelve months as of the end of third quarter of 2009. The Company’s cash is also maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.
     Income Taxes. For the third quarter of 2009, the Company realized income tax expense of $110,000 versus $54,000 for the third quarter of 2008. The Company does not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company has recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized. The lower than expected 2008 third quarter tax expense was due to a $55,000 state refund related to research and development credits for the tax years of 2005, 2006, and 2007.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
     Sales. The Company’s sales decreased 5.6% during the first nine months of 2009 to $11.3 million versus sales of $11.9 million during the first nine months of 2008. IKONICS Imaging realized a 17.1% sales decrease over 2008 as sales to the awards and recognition markets continue to be negatively impacted by the slow economy. Export sales are also down 5.4% for the first nine months of 2009 as the global economic slowdown has dampened shipments to Europe. Partially offsetting these sales shortfalls, Domestic sales increased 1.9% during the first nine months of 2009 over the same period in 2008 due to increased private label film shipments.
     Gross Profit. Gross profit for the first nine months of 2009 was $4.4 million, or 39.4% of sales, compared to $5.1 million, or 43.1% of sales, for the same period in 2008. IKONICS Imaging gross profit percentage decreased from 49.6% in the first nine months of 2008 to 43.9% in the first nine months of 2009. The IKONICS Imaging gross profit percentage was unfavorably impacted by additional manufacturing expenses related to startup and development of new business initiatives discussed below in “Future Outlook” as well as higher raw material costs and lower sales volume. Export’s gross profit percentage for the first nine months of 2009 was 24.8% compared to 32.5% during the first nine months of 2008. Export’s gross profit has been unfavorably affected by higher raw material prices and an unfavorable sales mix. Domestic’s gross profit percentage benefited from a more favorable sales mix as it improved from 46.5% in the first nine months of 2008 to 47.1% in the first nine months of 2009.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3.4 million, or 30.3% of sales, in the first nine months of 2009, from $3.7 million or 31.1% of sales, for the same period in 2008. The first nine months of 2009 reflect lower salaries, travel, advertising and trade show expenses.
     Research and Development Expenses. Research and development expenses during the first nine months of 2009 were $488,000, or 4.3% of sales, versus $602,000, or 5.0% of sales, for the same period in 2008. Research and development costs in the first nine months of 2008 reflect a $67,000 expense related to the abandonment of patent applications. During the first nine months of 2009, the Company abandoned $12,700 of costs related to patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. Research and development expenses in the first nine months of 2009 were also favorably impacted by lower personnel expenses.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $29,800 during the first nine months of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The final $29,800 received in the first nine months of 2009 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. During the first nine months of 2008 the Company also realized a gain of $25,000 for proceeds received from the Apprise sale.
     Loss on Investment in Non-Marketable Equity Securities . The company’s investment in non-marketable securities is comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the market value for these securities that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. An impairment analysis was conducted in accordance with applicable accounting standards during the third quarter of 2009, and the Company recorded an impairment charge of $918,951, which represents a full write-off of the Company’s investment in iTi to $0. During the same period for 2008, the Company’s assessment determined there were no indicators of impairment and accordingly no impairment was recorded.
     Interest Income. The Company earned $5,000 of interest income during the first nine months of 2009 compared to $87,000 during the same period of 2008. The interest income decrease from the prior year’s period is due to lower investment balances in 2009 resulting from the Company’s use of cash to finance construction of its new facility and the repurchase of a portion of the Company’s stock. A large portion of the interest earned is related to interest received from the Company’s short-term investments, which consisted of $600,000 of fully insured certificates of deposit with maturities ranging from seven to twelve months as of the end of third quarter of 2009. The Company’s cash is also maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.
     Income Taxes. During the first nine months of 2009, the Company realized an income tax expense of $163,000, compared to income tax expense of $243,000 for the same period in 2008. The Company does not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company has recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized. The income tax expense for the first nine months of 2009 was significantly impacted by derecognizing a liability of $21,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter and the benefits of the domestic manufacturing deduction, research and development tax credits, and state income taxes. The 2008 first nine month income tax expense was significantly impacted by derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter, and the benefits of the domestic manufacturing deduction, tax exempt interest from auction rate securities the Company sold in 2008, and state income taxes. The effective tax rate for the first nine months of 2008 was also impacted by a $55,000 state refund related to research and development credits for the tax years of 2005, 2006, and 2007 which was recognized during the third quarter of 2008.

Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $978,000 and $2,481,000 at September 30, 2009 and 2008, respectively. The Company generated $857,000 in cash from operating activities during the nine months ended September 30, 2009, compared to generating $1,009,000 of cash from operating activities during the same period in 2008. Cash provided by operating activities is primarily the result of net income adjusted for loss on investment, non-cash depreciation, amortization, gain on sale of nonmarketable equity securities, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During the first nine months of 2009, trade receivables increased by $23,000. The increase in receivables was driven by higher Export sales volumes which normally have longer credit terms. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $84,000 due to lower raw material levels. Prepaid expenses and other assets decreased $99,000 as a result of the Company prepaying for equipment at the end of 2008 which was received in 2009. Income tax refund receivable decreased $158,000 due to the Company receiving its 2008 income tax refund. Accounts payable decreased $190,000 due to of the timing of payments to and purchases from vendors and payments made to contractors associated with the new building. Accrued liabilities decreased $92,000, reflecting the timing of compensation payments.
     During the first nine months of 2009, investing activities used $657,000. The Company invested $600,000 in fully insured certificates on deposits. Purchases of property and equipment were $97,000, mainly for new equipment to support the Company’s new business initiatives and research activities. Also during the first nine months of 2009, the Company incurred $8,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company received proceeds of approximately $30,000 in the first nine months of 2009 on the 2007 sale of its investment in the common and preferred stock of Apprise Technologies, Inc. and $18,000 for the sale of equipment.
     For the first nine months of 2008, investing activities provided $622,000 to the Company. The Company sold $3,550,000 of short-term investments during the first nine months of 2008 at no gain or loss. The $3,550,000 received from the sale of short-term investments during the first nine months of 2008 was partially offset by $2,926,000 of payments related the construction of the Company’s new facility which was completed in 2008. Construction costs of $712,000 were included in construction accounts payable as of September 30, 2008 and had no effect on cash flows. The Company incurred $35,000 in patent application costs during the first nine months of 2008 that the Company records as an asset and amortizes upon successful completion of the application process. The Company realized a $25,000 gain during the first nine months of 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc., and $8,500 from the sale of a vehicle.
     The Company used $124,000 in financing activities during the first nine months of 2009 to repurchase 26,926 shares of its own stock. During the first nine months of 2008, the Company purchased 74,466 shares of its own stock at a cost of $526,000. The Company received $107,000 for the issuance of 35,872 shares of common stock upon the exercise of stock options during the first nine months of 2008. None of the Company’s stock options were exercised during the first nine months of 2009. Financing activities in 2008 also reflect excess tax benefits of $39,000 related to the exercise of stock options.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by trade receivables and inventory and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first nine months of 2009 and there were no borrowings outstanding as of September 30, 2009. The line of credit was also not utilized during first nine months of 2008, and there were no borrowings outstanding under this line as of September 30, 2008. The line of credit expired on October 30, 2009, however, a new $1,250,000 line of credit which expires on October 30, 2010 was approved. Outstanding debt under this line of credit is collateralized by trade receivables and inventory and bears interest at 2.5 percentage points over the 30-day LIBOR rate.
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
Capital Expenditures
     Through September 30, 2009, the Company had $97,000 in capital expenditures. Capital expenditures during the first nine months were mainly for new equipment to support the Company’s new business initiatives and research activities. The Company plans for other capital expenditures during 2009 to include ongoing manufacturing equipment upgrades and a vehicle. Capital expenditures are expected to be approximately $75,000 for the remaining three months of the year and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales during the first nine months of 2009 and 2008. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2009. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2009 to date or 2008.
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
     IKONICS is growing its business by introducing its technology to new markets. These markets include: photo machining for the electronics and aerospace industries; sound deadening for the aerospace and other industries; digital texturing for the mold making industry and substrate and fluid development for the printing industry. With the exception of digital texturing, all of these initiatives are growing and contributing revenue. Digital texturing has been set back by the financial failure of our printer manufacturer, iTi. Technical feasibility of the IKONICS digital texturing technology has been established and the company is evaluating new sources for this equipment and expects to be in the market in the first half of 2010.
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

Recent Accounting Pronouncements
Please see Note 1 to the Company’s unaudited condensed interim financial statements included in this report on form 10-Q, and Note 10 to the Company’s audited financial included in the Company’s annual report on form 10-K filed with the SEC on March 2, 2009 for information about new accounting pronouncements affecting the Company.
Off-Balance Sheet Arrangements
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
     Not applicable

ITEM 3.	Defaults upon Senior Securities
     Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
     None

ITEM 5.	Other Information
     None

ITEM 6.	Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009:

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

IKONICS CORPORATION
DATE: November 13, 2009	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically