Form 10-K
period 2009-12-31
IKONICS CORP
filed 2010-03-02
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
     Yes ☐ No ☐
     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 was $5,720,532 based on the closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,967,057 issued and outstanding as of February 23, 2010.
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
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive proxy statement for its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I
Item 1. Business
General
     IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light-sensitive liquid coatings (“emulsions”) and films for screen printing and abrasive etching. The Company also markets inkjet receptive films and ancillary chemicals. The Company resells equipment and other consumables to provide a full line of products and services to its customers. In 2006, the Company began to offer custom etching services for silicon wafers, glass wafers and industrial ceramics based on proprietary technology, and also began a research program to develop digital imaging technologies for niche industrial markets. The Company’s products serve the screen printing, awards and recognition, signage, electronics, aerospace, and industrial ceramics and industrial digital inkjet markets, as well as other industrial markets. On December 29, 2006, the Company acquired the image mate® line of screen print photochemical products and adhesives from Franklin International. These products continue to be sold under the image mate® brand, primarily through established image mate® distribution, although some cross fertilization between the image mate® and Chromaline brands does occur. In 2006, the Company established the IKONICS Imaging business unit, which comprises PhotoBrasive Systems, serving the awards and recognition, and monument markets; and Industrial Solutions, serving industrial markets for electronic wafers and ceramic etching, as well as providing industrial digital inkjet and sound deadening technology. In 2009, Industrial Solutions expanded to the Company’s new facility, which was completed at the end of 2008.
Products
     IKONICS’ traditional core technology is the use of photochemicals to create masks or stencils for the transfer of images by screen printing or abrasive etching. Recently, the Company’s product offering has expanded to include inkjet receptive substrates, digitally generated acid resist transfer films, etched electronic wafers and industrial, ceramics, and sound absorbing technology for the aerospace industry.
Distribution
     The Company currently has approximately 200 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.
     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2009 and 2008, no one customer accounted for more than 10% of net sales.
Quality Control in Manufacturing
     In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company has been recertified every three years beginning in 1997. IKONICS’ quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses environmental testing and screen print equipment tailored to fit customers’ needs.
Research and Development/Intellectual Property
     IKONICS spent 4.3% of sales ($654,000) on research and development in 2009 and 4.8% of sales ($767,000) in 2008. In its research program, IKONICS has developed unique light-sensitive molecules covering photosensitive film compositions which have received two U.S. patents. These patents expire in 2011 and 2017, respectively. In addition, the Company holds a number of other patents related to its photopolymer chemistry that expire between 2010 and 2023. The Company also has two United States patent applications pending and several international applications pending covering digital image transfer technology. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property. Within IKONICS, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, and confidentiality agreements with vendors. Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and substrates. The Company has also developed proprietary products and techniques for the etching of electronic wafers and industrial ceramics as well as sound deadening for jet engines.
     In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “PhotoBrasive,” “AccuArt,” “Nichols,” “image mate” and “DTX” trademarks. The “image mate” trademark was acquired as part of an asset purchase from Franklin International during December 2006.
Raw Materials
     The primary raw materials used by IKONICS in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water. The Company’s purchasing staff leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets. IKONICS’ involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost. The Company has a number of suppliers for its operations. Some suppliers provide a significant amount of key raw materials to the Company, but the Company believes alternative sources are available for most materials. For those raw materials where an alternative source is not readily available, the Company is developing contingency raw material replacement plans. To date, there have been no significant shortages of raw materials. The Company believes it has good supplier relations.
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
Employees
     As of February 23, 2010, the Company had approximately 71 full-time employees, 66 of whom are located at the Company’s headquarters in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in America. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.
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
Item 4. Reserved
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

	High	Low
Fiscal Year Ended December 31, 2009:
First Quarter	$5.80	$4.00
Second Quarter	6.87	4.35
Third Quarter	7.98	5.50
Fourth Quarter	8.29	6.30

Fiscal Year Ended December 31, 2008:
First Quarter	$10.50	$9.03
Second Quarter	9.60	7.08
Third Quarter	8.68	6.46
Fourth Quarter	6.97	5.25
     As of February 23, 2010, the Company had approximately 630 shareholders. The Company has never declared or paid any dividends on its Common Stock.
     In prior years, the Company’s board of directors had authorized the repurchase of 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 214,769 shares have been repurchased under this program including 26,926 shares repurchased during 2009. The plan allows for an additional 35,231 shares to be repurchased.

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
January 1, 2009 through January 31, 2009	—	—	—	—
February 1, 2009 through February 28, 2009	6,226	$4.29	6,226	55,931
March 1, 2009 through March 31, 2009	10,101	$4.21	10,101	45,830
May 1, 2009 through May 31, 2009	10,599	$5.15	10,599	35,231

	26,926	$4.60	26,926

Item 6. Selected Financial Data
     Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2009 and 2008 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2009 and 2008, included herein.
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
•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business, including development and sales of new products and the formation of alliances with third parties, and the effect those activities may have on the Company’s financial results—Actual activities undertaken and the results those activities have on the Company’s financial results may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, delays in new product introductions, lack of acceptance of new products or the inability to identify or negotiate acceptable terms with attractive acquisition targets or alliance partners or otherwise identify attractive business opportunities.
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
     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers. A small percentage of the accounts receivable balance are denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year spot rate in accordance with FASB ASC 830, Foreign Currency Matters.
     Inventory. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions from cost when required.
     Income Taxes. At December 31, 2009, the Company had net current deferred tax assets of $163,000 and net noncurrent deferred tax liabilities of $162,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge during 2009 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $331,000 as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes, and the related liability of $27,000 as of December 31, 2009 will be adjusted as the statute of limitations expires or these positions are reassessed.
     Investments in Non-Marketable Equity Securities. The carrying value of financial instruments, such as cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. The Company does not hold or issue financial instruments for trading purposes.
     The Company’s investment in non-marketable securities was comprised of shares in iTi and previously carried at cost. In the third quarter of 2009, the Company recorded an impairment charge of $918,951, reducing the investment in iTi to $0, because iTi was unable to fund operations, acquire financing or negotiate the sale of the Company. iTi has since ceased operations and is currently in the process of liquidating its assets.
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer. The Company sells its products to both distributors and end-users. Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser. In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within SAB 104 and FASB ASC 605 Revenue Recognition:
(a)	persuasive evidence of an arrangement (principally in the form of customer sales orders and the Company’s sales invoices).

(b)	delivery and performance (evidenced by proof of delivery, e.g. the shipment of film and substrates with bill of lading used for proof of delivery for FOB shipping point terms, and the carrier booking confirmation report used for FOB destination terms). Once the finished product is shipped and physically delivered under the terms of the invoice and sales order, the Company has no additional performance or service obligations to complete

(c)	a fixed and determinable sales price (the Company’s pricing is established and is not based on variable terms, as evidenced in either the Company’s invoices or the limited number of distribution agreements; the Company rarely grants extended payment terms and has no history of concessions)

(d)	a reasonable likelihood of payment (the Company’s terms are standard, and the Company does not have a substantial history of customer defaults or non-payment)
Sales are reported on a net basis by deducting credits, estimated normal returns and discounts. The Company’s return policy does not vary by geography. The Company is not under a warranty obligation and the customer has no rotation or price protection rights. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Sales. The Company’s net sales decreased 4.6% in 2009 to $15.1 million compared to net sales of $15.9 million in 2008. IKONICS Imaging realized a 14.1% sales decrease over 2008 as sales to the awards and recognition markets continued to be negatively impacted by the slow economy. Export sales were also down 7.0% in 2009 as the weaker global economy slowed shipments to Europe. Partially offsetting these sales shortfalls, Domestic sales increased 3.4% in 2009 due to increased private label film shipments.
     Gross Profit. Gross profit was $6.1 million, or 40.1% of sales, in 2009 and $6.6 million, or 41.8% of sales, in 2008. IKONICS Imaging gross profit percentage decreased from 48.2% in 2008 to 44.3% in 2009. The IKONICS Imaging gross profit percentage was unfavorably impacted by additional manufacturing expenses related to startup and development of new business initiatives discussed below in “Future Outlook” as well as higher raw material costs and lower volumes. Export’s gross profit percentage in 2009 was 26.5% compared to 31.7% in 2008. Export’s gross profit was unfavorably affected by higher raw material prices and an unfavorable sales mix. Domestic’s gross profit percentage benefited from a more favorable sales mix as it improved from 45.3% in 2008 to 47.1% in 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4.5 million, or 30.0% of sales, in 2009 from $4.9 million or 30.8% of sales in 2008. The lower expenses level in 2009 reflects lower salaries, travel, advertising and trade show expenses.
     Research and Development Expenses. Research and development expenses in 2009 were $654,000, or 4.3% of sales, versus $767,000, or 4.8% of sales in 2008. Research and development costs in 2008 reflected a $69,000 expense related to the abandonment of patent applications. During 2009, the Company abandoned $12,700 of costs related to patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. Research and development expenses in 2009 were also favorably impacted by lower personnel expenses.

     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $29,800 during 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The final $29,800 received in 2009 related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. In 2008, the Company also realized a gain of $25,000 for proceeds received from the Apprise sale.
     Loss on Investment in Non-Marketable Equity Securities . The Company’s investment in non-marketable securities was comprised of shares in iTi, which historically had been carried at cost. An impairment analysis was conducted in accordance with applicable accounting standards in the third quarter of 2009, and the Company recorded an impairment charge of $919,000, which represents a full write-off of the Company’s investment in iTi to $0. During 2008, the Company’s assessment determined there were no indicators of impairment and accordingly no impairment was recorded. In making this assessment, the Company utilized iTi’s financial statements, forecasted sales and cash flows, backlog and other relevant information regarding iTi’s operations.
     Interest Income. The Company earned $8,000 of interest income in 2009 compared to $90,000 in 2008. The interest income decrease from the prior year is due to lower investment balances in 2009 resulting from the Company’s use of cash to finance construction of its new facility and the repurchase of a portion of the Company’s stock. A large portion of the interest earned is related to interest received from the Company’s short-term investments, which consisted of $802,000 of fully insured certificates of deposit with maturities ranging from two to twelve months as of the end of 2009. The Company’s cash is also maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.
     Income Taxes. During 2009, the Company realized income tax expense of $296,000, compared to income tax expense of $271,000 for the same period in 2008. The Company does not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company has recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain. Income tax expense in 2009 was also impacted by derecognizing a liability of $21,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter and the benefits of the domestic manufacturing deduction, research and development tax credits, and state income taxes. The 2008 income tax expense was impacted by derecognizing a liability of $44,000 for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter, and the benefits of the domestic manufacturing deduction, tax exempt interest from auction rate securities the Company sold in 2008, and state income taxes. The effective tax rate for 2008 was also impacted by a $55,000 state refund related to research and development credits for the tax years of 2005, 2006, and 2007 which was recognized in 2008.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash was $1,305,000 and $902,000 at December 31, 2009 and 2008, respectively. In addition to its cash, the Company also held $802,000 of short term investments as of December 31, 2009. The Company generated $1,374,000 in cash from operating activities during 2009, compared to generating $1,126,000 of cash from operating activities in 2008. Cash provided by operating activities is primarily the result of the net loss adjusted for non-cash loss and gain on investments, non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During 2009, trade receivables decreased by $61,000. The decrease in receivables was driven by lower sales volumes. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $39,000 due to lower raw material levels. Prepaid expenses and other assets decreased $131,000 as a result of the Company prepaying for inventory at the end of 2008 which was received in 2009. Income tax refund receivable decreased $186,000 due to the Company receiving its 2008 income tax refund and income tax payable increased $81,000. Accounts payable decreased

$178,000 due to of the timing of payments to and purchases from vendors and payments made to contractors associated with the new building. Accrued liabilities decreased $3,000.
     During 2009, investing activities used $847,000. The Company invested $1,002,000 in fully insured certificates on deposits with one $200,000 certificate of deposit maturing during 2009. Purchases of property and equipment were $90,000, mainly for new equipment to support the Company’s new business initiatives and research activities. Also during 2009, the Company incurred $10,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process or expenses if the application is abandoned. The Company received proceeds of approximately $30,000 in 2009 on the 2007 sale of its investment in the common and preferred stock of Apprise Technologies, Inc. and $26,000 for the sale of equipment and vehicles.
     In 2008, investing activities used $1,004,000 in cash as the Company completed construction on its new facility at a total cost of $4.4 million, of which $120,000 was included in construction accounts payable as of December 31, 2008 and had no effect on cash flows. Partially offsetting the cash used for the new facility, the Company sold $3,550,000 of short-term investments comprised of Auction Rate Securities (ARS). At December 31, 2008, the Company had no investment in ARS. The Company also made the final $95,000 payment upon the delivery of its industrial digital inkjet machine in 2008. The Company incurred $50,000 in patent application costs during 2008 that the Company recorded as an asset and will amortize upon successful completion of the application process or expense if the applications are abandoned. The Company expensed $69,000 during 2008 due to abandonment of certain patent applications. The Company received proceeds of $25,000 in 2008 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc., and $8,500 from the sale of a vehicle. During the fourth quarter of 2008, the Company exercised a warrant for 7,500 shares at a price of $8.50 per share to purchase an additional $63,750 of iTi stock.
     The Company used $124,000 in financing activities during 2009 to repurchase 26,926 shares of its own stock. During 2008, the Company purchased 87,857 shares of its own stock at a cost of $596,000. The Company received $107,000 for the issuance of 35,872 shares of common stock upon the exercise of stock options during 2008. None of the Company’s stock options were exercised during 2009. Financing activities in 2008 also reflect excess tax benefits of $39,000 related to the exercise of stock options.
     A bank line of credit provides for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2009 to October 30, 2010. The Company expects to obtain a similar line of credit when the current line of credit expires. Borrowings under this line of credit are collateralized by accounts receivable and inventories and bear interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during 2009 or 2008 and there were no borrowings outstanding as of December 31, 2009 and 2008.
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
Capital Expenditures
     In 2009, the Company made $90,000 in capital expenditures, mainly for equipment to support the Company’s new business initiatives and research activities.
     In 2008, the Company had $4.6 million in capital expenditures, of which $120,000 was included in construction accounts payable. This spending primarily consists of land acquisition and construction costs related to the construction of a new warehouse and manufacturing facility necessary to accommodate the Company’s new business initiatives and growth plans. The expansion project was completed and put into operation in 2008. The Company will continue to operate and maintain its historic facility along with the new facility.
     Plans for capital expenditures include ongoing manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS’ laboratory, research and development to improve measurement and quality control processes and vehicles. These commitments are expected to be funded with cash generated from operating activities. The Company expects capital expenditures in 2010 of approximately $200,000.
International Activity
     The Company markets its products in numerous countries in all regions of the world, including North America, Europe, Latin America, and Asia. The Company’s 2009 foreign sales of $4,629,000 were approximately 30.6% of total sales, compared to the 2008 foreign sales of $4,975,000, which were 31.4% of total sales. The decrease in foreign sales in 2009 was mainly due to weaker European sales resulting from a soft global economy. The Company anticipates that its sales will increase in India and Latin America as the Company exploits opportunities in those markets. Fluctuations in certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2009. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2009 or 2008.
Future Outlook
     IKONICS has spent on average over 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its digital technology program. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.
     In 2009, the Company made substantial progress on its new business initiatives. Photomachining and sound deadening were in commercial operation supplying product to major electronics, defense and aerospace customers. A DTX printer was placed at a beta site in the fourth quarter of 2009; it is performing to expectations and beginning to generate sales of related consumables. The DTX program was negatively impacted by the business failure of our printer supplier, iTi. However, the Company has made arrangements with a manufacturer that the Company believes is financially strong and technically adept for future machines. In 2009, the Company produced and sold custom substrates for various inkjet applications and is currently developing, under a research contract, a proprietary film product for a major customer. The Company anticipates that all of these efforts will enhance sales and profits in 2010.
     In 2009, the Company’s traditional domestic screen print stencil business grew and we expect that to continue in 2010. Sales to the awards and recognition market of our sandblast resist films were weak in 2009, reflecting the depressed condition of that market. This sales decline may be bottoming out, but a strong recovery is not anticipated in 2010.
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

Recent Accounting Pronouncements
Please see Note 10 to the Company’s audited financial statements included in this report on form 10-K filed for information about new accounting pronouncements affecting the Company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable
Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
IKONICS Corporation
We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of IKONICS Corporation’s internal control over financial reporting as of December 31, 2009 included in this Annual Report and titled “Management’s Annual Report on Internal Control over Financial Reporting”, and accordingly, we do not express an opinion thereon.
/s/ McGladrey & Pullen, LLP
Duluth, Minnesota
March 2, 2010

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS:
Cash (Note 7)	$1,304,586	$901,738
Short-term investments	802,165	—
Trade receivables, less allowance of $78,000 in 2009 and $56,000 in 2008 (Notes 5, 7, and 9)	2,015,798	2,077,158
Inventories (Notes 1 and 9)	2,070,602	2,109,164
Deposits, prepaid expenses and other assets	61,337	192,201
Income tax refund receivable	—	185,869
Deferred income taxes (Note 2)	163,000	96,000

Total current assets	6,417,488	5,562,130

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,883,794	5,928,275
Machinery and equipment	2,456,218	2,430,857
Office equipment	741,895	763,595
Vehicles	241,006	241,905

	9,322,913	9,364,632
Less accumulated depreciation	4,088,669	3,762,569

	5,234,244	5,602,063

INTANGIBLE ASSETS, less accumulated amortization of $325,576 in 2009 and $270,325 in 2008 (Note 3)	345,540	403,285

INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES (Note 1)	—	918,951

	$11,997,272	$12,486,429

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable
Trade	$286,610	$344,783
Construction	—	120,000
Accrued compensation	337,365	335,126
Other accrued liabilities (Note 2)	104,408	109,880
Income taxes payable	80,803	—

Total current liabilities	809,186	909,789

DEFERRED INCOME TAXES (Note 2)	162,000	143,000

Total liabilities	971,186	1,052,789

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares: issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares: issued and outstanding 1,967,057 shares in 2009 and 1,993,983 shares in 2008 (Note 6)	196,706	199,398
Additional paid-in capital	2,198,289	2,202,888
Retained earnings	8,631,091	9,031,354

Total stockholders’ equity	11,026,086	11,433,640

	$11,997,272	$12,486,429

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
NET SALES	$15,121,617	$15,854,484

COST OF GOODS SOLD	9,054,771	9,228,187

GROSS PROFIT	6,066,846	6,626,297

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES	4,543,448	4,888,842

RESEARCH AND DEVELOPMENT EXPENSES	653,747	767,083

	5,197,195	5,655,925

INCOME FROM OPERATIONS	869,651	970,372

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	29,762	24,550

LOSS ON INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES	(918,951)	—

INTEREST INCOME	8,178	90,212

INCOME (LOSS) BEFORE INCOME TAXES	(11,360)	1,085,134

FEDERAL AND STATE INCOME TAXES (Note 2)	296,000	271,000

NET INCOME (LOSS)	$(307,360)	$814,134

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.16)	$0.40

Diluted	$(0.16)	$0.40

WEIGHTED AVERAGE COMMON SHARES:
Basic	1,973,739	2,050,462

Diluted	1,973,739	2,053,733

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009 AND 2008

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2007	2,045,961	$204,596	$2,124,342	$8,716,776	$11,045,714

Net income and comprehensive income	—	—	—	814,134	814,134
Exercise of stock options	35,872	3,587	103,125	—	106,712
Common Stock Repurchased	(87,850)	(8,785)	(88,136)	(499,556)	(596,477)
Tax benefit resulting from stock option exercises	—	—	4,389	—	4,389
Stock based compensation and related tax benefit	—	—	59,168	—	59,168

BALANCE AT DECEMBER 31, 2008	1,993,983	199,398	2,202,888	9,031,354	11,433,640

Net loss and comprehensive loss	—	—	—	(307,360)	(307,360)
Common stock repurchased	(26,926)	(2,692)	(28,249)	(92,903)	(123,844)
Stock based compensation and related tax benefit	—	—	23,650	—	23,650

BALANCE AT DECEMBER 31, 2009	1,967,057	$196,706	$2,198,289	$8,631,091	$11,026,086

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(307,360)	$814,134
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	424,573	304,434
Amortization	55,251	57,264
Excess tax benefit from share-based payment arrangement	—	(39,319)
Stock based compensation	23,650	19,849
Loss (gain) on sale of equipment and vehicles	8,059	(1,725)
Loss on intangible asset abandonment	12,700	69,462
Gain on sale of non-marketable equity securities	(29,762)	(24,550)
Loss on investment in non-marketable equity securities	918,951	—
Deferred income taxes	(48,000)	82,000
Changes in working capital components:
Trade receivables	61,360	(51,901)
Inventories	38,562	246,700
Prepaid expenses and other assets	130,864	(61,605)
Income tax refund receivable	185,869	(185,869)
Accounts payable	(178,173)	(90,789)
Accrued liabilities	(3,233)	(50,834)
Income taxes payable	80,803	38,417

Net cash provided by operating activities	1,374,114	1,125,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(90,313)	(4,472,681)
Proceeds from sale of equipment and vehicles	25,500	8,500
Purchase of intangibles	(10,206)	(50,123)
Purchase of short-term investments	(1,002,165)	—
Proceeds from sale of short-term investments	200,000	3,550,000
Purchase of non-marketable equity securities	—	(63,750)
Proceeds from sale of non-marketable equity securities	29,762	24,550

Net cash used in investing activities	(847,422)	(1,003,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	—	39,319
Repurchase of common stock	(123,844)	(596,477)
Proceeds from exercise of stock options	—	106,712

Net cash used in financing activities	(123,844)	(450,446)

NET INCREASE (DECREASE) IN CASH	402,848	(328,282)

CASH AT BEGINNING OF YEAR	901,738	1,230,020

CASH AT END OF YEAR	$1,304,586	$901,738

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction payables incurred for building expansion	$—	$120,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received	$96,380	$377,348

See notes to financial statements.

IKONICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Foreign export sales approximated 30.6% of net sales in 2009 and 31.4% of net sales in 2008. The Company’s accounts receivable at December 31, 2009 and 2008 due from foreign customers were 36.7% and 42.1%, respectively. The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days. No single customer represented greater than 10% of net sales in 2009 or in 2008.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through March 2, 2010, the date the financial statements were issued.

A summary of the Company’s significant accounting policies follows:

Short-Term Investments - Short-term investments consist of $802,165 of fully insured certificates of deposit with maturities ranging from two to twelve months as of the end of 2009. The company held no short-term investments at December 31, 2008.

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

A small percentage of the accounts receivable balance is denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year spot rate in accordance with FASB ASC 830, Foreign Currency Matters. Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Stockholders’ Equity and Comprehensive Income and Cash Flows for 2009 and 2008.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $893,000 and $856,000 higher than reported at December 31, 2009 and 2008, respectively. During 2009 and 2008, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The liquidations decreased cost of goods sold by approximately $59,000 in 2009 and $45,000 in 2008. The major components of inventories are as follows:

	2009	2008
Raw materials	$1,333,549	$1,447,063
Work-in-progress	277,876	324,361
Finished goods	1,351,736	1,194,148
Reduction to LIFO cost	(892,559)	(856,408)

Total inventories	$2,070,602	$2,109,164

Depreciation — Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3
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

As of December 31, 2009 the remaining estimated weighted average useful lives of intangible assets are as follows:

Years
Patents	10.0
Licenses	6.0
Non-compete agreements	4.5
Investments in non-marketable equity securities at December 31, 2008 consisted of a $919,000 investment in imaging Technology international (“iTi”) and was previously carried at cost. In the third quarter of 2009, the Company recorded an impairment charge of $919,000, reducing the investment in iTi to $0, because iTi was unable to fund operations, acquire financing or negotiate the sale of the Company. iTi has since ceased operations and is currently in the process of liquidating its assets.

The Company realized a gain of $29,800 during 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The final $29,800 received in 2009 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. In 2008, the Company also realized a gain of $25,000 for proceeds received from the Apprise sale.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer. The Company sells its products to both distributors and end-users. Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser. In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within SAB 104 and FASB ASC 605 Revenue Recognition:

(a)	persuasive evidence of an arrangement (principally in the form of customer sales orders and the Company’s sales invoices, as generally there is no other formal agreement underlying the sale transactions)

(b)	delivery and performance (evidenced by proof of delivery, e.g. the shipment of film and substrates with bill of lading used for proof of delivery for FOB shipping point terms, and the carrier booking confirmation report used for FOB destination terms). Once the finished product is shipped and physically delivered under the terms of the invoice and sales order, the Company has no additional performance or service obligations to complete

(c)	a fixed and determinable sales price (the Company’s pricing is established and is not based on variable terms, as evidenced in either the Company’s invoices or the limited number of distribution agreements; the Company rarely grants extended payment terms and has no history of concessions)

(d)	a reasonable likelihood of payment (the Company’s terms are standard, and the Company does not have a substantial history of customer defaults or non-payment)
Sales are reported on a net basis by deducting credits, estimated normal returns and discounts. The Company’s return policy does not vary by geography. The Company is not under a warranty obligation and the customer has no rotation or price protection rights. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

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

Shares used in the calculation of diluted EPS are summarized below:

	2009	2008
Weighted average common shares outstanding	1,973,739	2,050,462
Dilutive effect of stock options	—	3,271

Weighted average common and common equivalent shares outstanding	1,973,739	2,053,733

If the Company was in a net income position in 2009, 28,000 options with a weighted average exercise price of $4.83 would have been included as part of the weighted average common as the options would have been dilutive. In 2008, options to purchase 7,250 shares of common stock with a weighted average exercise price of $8.22 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Employee Stock Plan — The Company accounts for employee stock options under the provision of ASC 718 Compensation — Stock Compensation.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, and the reserve for inventory obsolescence.

2.	INCOME TAXES
Income tax expense for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Current:
Federal	$325,000	$211,000
State	19,000	(22,000)

	344,000	189,000
Deferred	(48,000)	82,000

	$296,000	$271,000

The expected provision (benefit) for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2009 and 2008 to income before taxes, is reconciled to income tax expense as follows:

	2009	2008
Expected provision (benefit) for federal income taxes	$(5,000)	$379,800
State income taxes, net of federal benefit	15,300	20,800
Reversal of uncertain tax positions	(21,000)	(44,000)
Domestic manufacturers deduction	(12,800)	(18,200)
Non-deductible meals, entertainment, and life insurance	16,300	18,400
Valuation allowance for capital loss on investment in non-marketable equity securities	331,000	—
Tax-exempt interest	—	(10,500)
Research and development credit	(14,800)	(85,800)
Other	(13,000)	10,500

	$296,000	$271,000

Net deferred tax assets (liabilities) consist of the following as of December 31, 2009 and 2008:

	2009	2008
Accrued vacation	$23,000	$23,000
Inventories	114,000	61,000
Allowance for doubtful accounts	18,000	11,000
Allowance for sales returns	11,000	9,000
Capital loss carryforward	331,000	6,000
Less valuation allowance	(331,000)	—

	166,000	110,000
Deferred tax liabilities:
Property and equipment and other assets	(160,000)	(143,000)
Intangible assets	(3,000)	(6,000)
Prepaid expenses	(2,000)	(8,000)

Net deferred tax assets (liabilities)	$1,000	$(47,000)

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2009 and 2008 as follows:

	2009	2008
Current assets	$163,000	$96,000
Noncurrent assets (liabilities)	(162,000)	(143,000)

	$1,000	$(47,000)

At December 31, 2009, the Company established a valuation allowance against its deferred tax asset related to the Company’s $919,000 loss on its investment in non-marketable equity securities since it is more likely that the deferred tax asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain.

The Company accounts for its uncertain tax positions under the provisions of FASB ASC 740, Income Taxes. During 2009 and 2008, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for open years expired, resulting in decreases in income tax expense of $21,000 in 2009 and $44,000 in 2008. As of December 31, 2009, the liability for unrecognized tax benefits totaled $27,000 compared to a liability of $48,000 as of December 31, 2008. The liability for unrecognized tax benefits is included in other accrued liabilities.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2006, 2007, and 2008.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $8,000 of interest related to uncertain tax positions at December 31, 2009. The unrecognized tax benefits at December 31, 2009 relate to taxation of foreign export sales.

A reconciliation of the beginning and ending amounts of unrecognized tax benefit for 2009 and 2008 is as follows:

Balance at January 1, 2008	$92,000
Expiration of the statute of limitations for the assessment of taxes	(44,000)

Balance at December 31, 2008	48,000
Expiration of the statute of limitations for the assessment of taxes	(21,000)

Balance at December 31, 2009	$27,000

The balance of unrecognized tax benefits totaling $27,000 at December 31, 2009, if reversed, would decrease the provision for income taxes and increase net income by the same amount and reduce the Company’s effective tax rate. The Company expects the remaining $27,000 unrecognized tax benefit to be fully reversed during the next twelve months as a result of the expiration of the statutes of limitations for the assessment of taxes.

3.	INTANGIBLE ASSETS
Intangible assets consist of patents, patent applications, licenses and covenants not to compete arising from business combinations. Capitalized patent application costs are included with patents. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. In 2009 the Company wrote off $13,000 of expenses related to patent applications compared to $69,000 written off in 2008. No other impairment adjustments to intangible assets were made during the year ended December 31, 2009 or 2008.

Intangible assets at December 31, 2009 and 2008 consist of the following:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$268,116	$(115,872)	$270,610	$(104,412)
Licenses	100,000	(59,376)	100,000	(51,251)
Non-compete agreements	303,000	(150,328)	303,000	(114,662)

	$671,116	$(325,576)	$673,610	$(270,325)

Aggregate amortization expense:			2009	2008

For the years ended December 31			$55,251	$57,264
Estimated amortization expense for the years ending December 31:

2010	54,000
2011	46,000
2012	46,000
2013	41,000
2014	12,000
In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements. The Company incurred $74,000 of expense under these agreements during 2009, and $102,000 during 2008.
4.	RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes up to 5% of each eligible employee’s compensation. Total retirement expense for the years ended December 31, 2009 and 2008 was approximately $175,000 and $186,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception for accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the year ended December 31, 2009:

			IKONICS
	Domestic	Export*	Imaging	Other	Total
Net sales	$6,788,355	$4,628,855	$3,704,407	$—	$15,121,617
Cost of goods sold	3,589,054	3,400,896	2,064,821	—	9,054,771

Gross profit	3,199,301	1,227,959	1,639,586	—	6,066,846
Selling, general and administrative	944,273	552,616	1,112,485	1,934,074	4,543,448
Research and development	—	—	—	653,747	653,747

Income (loss) from operations	$2,255,028	$675,343	$527,101	$(2,587,821)	$869,651

For the year ended December 31, 2008:

			IKONICS
	Domestic	Export*	Imaging	Other	Total
Net sales	$6,568,160	$4,974,782	$4,311,542	$—	$15,854,484
Cost of goods sold	3,594,781	3,399,714	2,233,692	—	9,228,187

Gross profit	2,973,379	1,575,068	2,077,850	—	6,626,297
Selling, general and administrative	1,196,859	467,883	1,257,360	1,966,740	4,888,842
Research and development	—	—	—	767,083	767,083

Income (loss) from operations	$1,776,520	$1,107,185	$820,490	$(2,733,823)	$970,372

Trade receivables as of December 31, 2009 and 2008:

	2009	2008
Domestic	$976,967	$957,617
Export	740,547	874,068
IKONICS Imaging	331,117	276,718
Other	(32,833)	(31,245)

Total	$2,015,798	$2,077,158

*	In 2009 and 2008, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company’s results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company’s net sales for 2009 and 2008.
Sales to foreign customers were 30.6% and 31.4% of the Company’s net sales for 2009 and 2008, respectively.
6.	STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock including the 100,000 additional shares approved by the shareholders at the April 24, 2009 annual meeting. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 129,073 shares of common stock are reserved for additional grants of options under the plan at December 31, 2009.

Under the plan, the Company charged compensation cost of $23,650 and $19,849 against income in 2009 and 2008, respectively.

As of December 31, 2009, there was approximately $54,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the prices at which the option shares are sold over the exercise price of the options. In accordance with FASB ASC 718, the excess tax benefits from the exercise of stock options is reported as a reduction of operating and an increase in financing cash flows. For the year ended December 31, 2008, $39,319 of excess tax benefits was reported in the statement of cash flows, respectively. In 2009 there were no excess tax benefits as there were no options exercised. The Company’s APIC pool totaled $111,029 at December 31, 2009 and 2008.

Proceeds from the exercise of stock options were $106,712 for 2008. There were no options exercised in 2009.

The fair value of options granted during 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2009	2008
Dividend yield	0%	0%
Expected volatility	47.2%	55.0%-56.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.0%	3.00%-3.25%
Fair value of each option on grant date	$2.10	$3.44-$4.05
There were 21,750 options and 10,250 options granted during 2009 and 2008, respectively.

FASB ASC 718, Compensation – Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture expense and prospective actuarial analysis, estimated at 3%.

A summary of the status of the Company’s stock option plan as of December 31, 2009 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2009	26,250	$6.69
Granted	21,750	5.00
Exercised	—	—
Expired and forfeited	(2,500)	6.14

Outstanding at December 31, 2009	45,500	$5.91	3.02	$24,872

Vested or expected to vest at December 31, 2009	45,500	$5.91	3.02	$24,872

Exercisable at December 31, 2009	17,666	$6.43	1.31	$9,788

The weighted-average grant date fair value of options granted was $2.10 and $3.74 for the year ended December 31, 2009 and 2008, respectively. The total intrinsic value of options exercised was $211,363 for the year ended December 31, 2008. There were no options exercised in 2009.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2009	Life (years)	Price	2009	Price
$4.00 -$4.99	7,000	0.32	$4.32	7,000	$4.32
$5.00 -$5.99	21,000	4.31	$5.00	—	—
$6.00 -$6.99	5,250	3.58	$6.71	1,750	$6.71
$7.00 - $8.99	12,250	2.11	$8.05	8,916	$8.04

	45,500	3.02	$5.91	17,666	$6.43

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily at one financial institution in a fully insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.

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

The Company leased a building on a month-to-month basis and equipment as needed. On February 1, 2007 the Company entered into a lease agreement for additional warehouse space at a cost of $5,750 per month. The lease expired on February 1, 2009. Total rental expense for all equipment and building operating leases was $6,000 in 2009 and $74,000 in 2008.

9.	LINE OF CREDIT

The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each October 31, is collateralized by trade receivables and inventories, and bears interest at 2.5 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2009 and 2008.
10.	EMERGING ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. The Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have any substantive impact on the Company’s financial statements or related footnotes.

Fair Value Measurement — Effective January 1, 2008, the Company adopted guidance issued by the FASB with respect to assessing fair value for the Company’s financial and non-financial assets and liabilities. In

February 2008, the FASB issued updated guidance related to fair value measurements. The updated guidance provided a one year deferral of the effective date of the original guidance as it relates to non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of the updated guidance for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition. The Company’s only financial instruments measured at fair value on a nonrecurring basis were its auction rate securities, which were sold during the second quarter of 2008 at cost and its investment in iTi. The Company’s nonfinancial assets include property, plant and equipment and intangible assets comprised of patents and non-competes. The guidance affects how the fair value of these assets is determined when determining if the assets are impaired. Refer to footnote 1 for further discussion on the Company’s impairment on its investment in non-marketable equity securities.
Business Combinations — In January 2009, the Company adopted authoritative guidance issued by the FASB for business combinations. This guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The authoritative guidance also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Additional guidance was provided for recognizing changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals that result from a business combination transaction as adjustments to income tax expense. The adoption of the guidance by the Company had no impact on the Company’s current financial condition or results of operations, as the Company did not enter into any business combinations.

In April 2009, the FASB issued updated guidance related to business combinations. The guidance amends and clarifies the original guidance to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. The guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the guidance had no impact on the Company’s financial condition or results of operations.

Consolidations — In January 2009, the FASB revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries. Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet. The adoption of the guidance had no impact on the Company’s financial condition or results of operations.

Financial Instruments — In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted the guidance during the quarter ended June 30, 2009. The adoption of the guidance did not have a significant impact on the Company’s financial statements or related footnotes.

Subsequent Events — In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. During the quarter ended June 30, 2009, we adopted the guidance. The adoption of the guidance did not have a significant impact on the Company’s financial statements or related footnotes.

Revenue Recognition — In October 2009, the FASB issued updated revenue recognition guidance. Under this guidance, Companies are no longer required to obtain vendor specific objective evidence or third-party evidence of fair value for each deliverable in an arrangement with multiple elements, and where evidence is not available may not estimate the proportion of the selling price attributable to each deliverable. The Company currently does not have any specific arrangements that are within the scope of the updated guidance and thus the Company does not believe the adoption of this guidance will have a material impact to its financial statements.

Variable Interest Entity — In December 2009, the FASB issued guidance which amends FASB Interpretation No. 46(R) issued in June 2009. The new guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of the guidance to have a material impact on its financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information included in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. The following information completes the Company’s response to this Item 10.
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
Item 11. Executive Compensation
     The information included in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information included in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information included in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference. The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.
Item 14. Principal Accountant Fees and Services
     The information included in the Company’s definitive proxy statement for the 2010 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.
Item 15. Exhibits and Financial Statement Schedules
     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

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

10.1
IKONICS Corporation 1995 Stock Incentive Plan, as amended. (Incorporated by reference to Exhibit A to the Company’s proxy statement for its 2009 Annual Meeting of Shareholders filed with the Commission on March 19, 2009 (File No. 000-25727).)

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2010.

IKONICS CORPORATION
By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2010.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jon Gerlach
Jon Gerlach, Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

Charles H. Andresen*	Director

Rondi Erickson*	Director

H. Leigh Severance*	Director

Gerald W. Simonson*	Director

Lockwood Carlson*	Director

David O. Harris*	Director

*	William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference

3.2	By-Laws of the Company, as amended.	Incorporated by Reference

4	Specimen of Common Stock Certificate	Incorporated by Reference

10.1	IKONICS Corporation 1995 Stock Incentive Plan, as amended	Incorporated by Reference

10.5	Revolving Credit Agreement dated April 30, 1999 between the Company and M&I Bank	Incorporated by Reference

14	Code of Ethics	Incorporated by Reference

23	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24	Powers of Attorney	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically

32	Section 1350 Certifications	Filed Electronically