Form 10-Q
period 2010-03-31
IKONICS CORP
filed 2010-05-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
     Yes ☐     No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,968,557 shares outstanding as of April 24, 2010.
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

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31	December 31
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,415,772	$1,304,586
Short-term investments	805,567	802,165
Trade receivables, less allowance of $66,000 in 2010 and $78,000 in 2009	2,048,553	2,015,798
Inventories	1,996,502	2,070,602
Deposits, prepaid expenses and other assets	115,913	61,337
Deferred income taxes	163,000	163,000

Total current assets	6,545,307	6,417,488

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,888,445	5,883,794
Machinery and equipment	2,468,928	2,456,218
Office equipment	745,195	741,895
Vehicles	236,117	241,006

	9,338,685	9,322,913
Less accumulated depreciation	4,145,614	4,088,669

	5,193,071	5,234,244

INTANGIBLE ASSETS, less accumulated amortization of $339,389 in 2010 and $325,576 in 2009	341,607	345,540

	$12,079,985	$11,997,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$379,746	$286,610
Accrued compensation	217,762	337,365
Other accrued expenses	101,936	104,408
Income taxes payable	37,268	80,803

Total current liabilities	736,712	809,186

DEFERRED INCOME TAXES	162,000	162,000

Total liabilities	898,712	971,186

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,967,057 shares in 2010 and 2009	196,706	196,706
Additional paid-in capital	2,205,135	2,198,289
Retained earnings	8,779,432	8,631,091

Total stockholders’ equity	11,181,273	11,026,086

	$12,079,985	$11,997,272

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2010	2009
NET SALES	$3,684,577	$3,563,212
COST OF GOODS SOLD	2,200,782	2,157,898

GROSS PROFIT	1,483,795	1,405,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,200,389	1,221,581
RESEARCH AND DEVELOPMENT EXPENSES	160,704	167,283

INCOME FROM OPERATIONS	122,702	16,450
GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	20,131
INTEREST INCOME	3,519	70

INCOME BEFORE INCOME TAXES	126,221	36,651
INCOME TAX BENEFIT	(22,120)	(16,484)

NET INCOME	$148,341	$53,135

EARNINGS PER COMMON SHARE:
Basic	$0.08	$0.03

Diluted	$0.08	$0.03

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,967,057	1,989,222

Diluted	1,969,433	1,989,866

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,341	$53,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,147	106,669
Amortization	13,813	13,812
Stock based compensation	6,846	3,769
Loss on intangible asset abandonment	—	12,701
Gain on sale of non-marketable equity securities	—	(20,131)
Deferred income taxes	—	35,000
Changes in working capital components:
Trade receivables	(32,755)	216,541
Inventories	74,100	251,862
Prepaid expenses and other assets	(54,576)	(36,032)
Income taxes receivable	—	(10,276)
Accounts payable	93,136	(47,204)
Accrued liabilities	(122,075)	(148,836)
Income taxes payable	(43,535)	—

Net cash provided by operating activities	184,442	431,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and construction in progress	(68,408)	(47,990)
Proceeds from sale of vehicles	8,434	—
Purchase of intangibles	(9,880)	(1,789)
Proceeds from sale of non-marketable equity securities	—	20,131
Purchase of short-term investments	(203,402)	—
Proceeds from maturity of short-term investments	200,000	—

Net cash used in investing activities	(73,256)	(29,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(69,213)

Net cash used in financing activities	—	(69,213)

NET INCREASE IN CASH	111,186	332,149

CASH AT BEGINNING OF PERIOD	1,304,586	901,738

CASH AT END OF PERIOD	$1,415,772	$1,233,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $74,156	$56,415	$5,640

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2010, and the related statements of operations and cash flows for the three months ended March 31, 2010 and 2009 have been prepared without being audited.
In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2010, and the results of operations and cash flows for all periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.
2.	Short Term Investments
The Company’s $806,000 of short-term investments is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 1.2% to 2.0%.
3.	Inventory
The major components of inventory are as follows:

	Mar 31, 2010	Dec 31, 2009

Raw materials	$1,321,807	$1,333,549
Work-in-progress	311,569	277,876
Finished goods	1,261,423	1,351,736
Reduction to LIFO cost	(898,297)	(892,559)

Total Inventory	$1,996,502	$2,070,602

4.	Earnings Per Common Share (EPS)
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

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2010	Mar 31, 2009

Weighted average common shares outstanding	1,967,057	1,989,222
Dilutive effect of stock options	2,376	644

Weighted average common and common equivalent shares outstanding	1,969,433	1,989,866

Options to purchase 17,500 shares of common stock with a weighted average price of $7.65 were outstanding during the quarter ended March 31, 2010, but were excluded from the computation of common share equivalents because they were anti-dilutive. For the quarter ended March 31, 2009, options to purchase 19,000 shares of common stock with a weighted average price of $7.60 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.
5.	Stock-based Compensation
The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 129,073 shares of common stock are reserved for additional grants of options under the plan at March 31, 2010.
The Company charged compensation cost of approximately $6,800 and $3,800 against income for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 there was approximately $47,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.
The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three month period ending March 31, 2010 and 2009, respectively. The Company’s APIC pool totaled approximately $111,000 at March 31, 2010 and December 31, 2009, respectively.
There were no stock options grants, exercises, expirations, or forfeitures during the three months ended March 31, 2010 and 2009, respectively. The weighted average exercise price for the 45,500 options outstanding was $5.91 at December 31, 2009 and March 31, 2010. The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2010 was approximately $48,000.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
6.	Segment Information
The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. It is also entering the market for etched ceramics, glass and silicon wafers along with supplying sound deadening technology to the aerospace industry. In addition IKONICS is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Management evaluates the performance of each segment based on the components of divisional income, and with the exception of accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:
     For the three months ended March 31, 2010:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,500,171	$1,156,790	$1,027,616	$—	$3,684,577
Cost of goods sold	798,205	801,008	601,569	—	2,200,782

Gross profit	701,966	355,782	426,047	—	1,483,795
Selling, general and administrative*	230,855	158,659	284,661	526,214	1,200,389
Research and development*	—	—	—	160,704	160,704

Income from operations	$471,111	$197,123	$141,386	$(686,918)	$122,702

     For the three months ended March 31, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net Sales	$1,647,870	$953,604	$961,738	$—	$3,563,212
Cost of goods sold	883,527	714,689	559,682	—	2,157,898

Gross profit	764,343	238,915	402,056	—	1,405,315
Selling, general and administrative*	272,187	139,313	291,908	518,173	1,221,581
Research and development*	—	—	—	167,283	167,283

Income from operations	$492,156	$99,602	$110,148	$(685,456)	$16,450

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Accounts receivable by segment as of March 31, 2010 and December 31, 2009 were as follows:

	Mar 31, 2010	Dec 31, 2009

Domestic	$913,185	$976,967
Export	789,494	740,547
IKONICS Imaging	373,016	331,117
Other	(27,142)	(32,833)

Total	$2,048,553	$2,015,798

7.	Sale of Non-Marketable Equity Securities
The Company received $20,131 during the first quarter of 2009 related to the 2007 sale of its equity investment in Apprise Technologies, Inc. (Apprise).
8.	Income Taxes
The Company reports a liability for unrecognized tax benefit taken or expected to be taken when they are uncertain. During the first quarter of 2010 and 2009, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $27,000 for the first quarter of 2010 and $21,000 for the first quarter of 2009. As of March 31, 2010, there was no liability for unrecognized tax benefits compared to a liability of $27,000 as of March 31, 2009. The liability for unrecognized tax benefits was previously included in other accrued expenses.
The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2006, 2007, 2008, and 2009.
It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $8,000 of interest related to uncertain tax positions at December 31, 2009, all of which was reversed and included in income tax benefit on the Statement of Operations for the first quarter of 2010. The unrecognized tax benefits at March 31, 2009 related to taxation of foreign export sales.

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
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2010 and for the same period of 2009. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.
Factors that May Affect Future Results
•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2010 compared to the tax benefit recorded in the first three month of 2010—The effective tax rate for the final nine months of 2010 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires—This expectation may be impacted by factors such as changes in credit markets, the interest rate environment, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.
•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers. A small percentage of the accounts receivable balance is denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year spot rate in accordance with guidance related to foreign currency matters.
     Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.
     Income Taxes. At March 31, 2010, the Company had net current deferred tax assets of $163,000 and net noncurrent deferred tax liabilities of $162,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of a $919,000 impairment charge in 2009 related to an investment in a non-marketable equity security, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $331,000 as of March 31, 2010 and December 31, 2009 as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required. The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. At December 31, 2009 the Company had recorded a liability of $27,000 related to an uncertain tax position which was eliminated during the quarter ended March 31, 2010.
     Revenue Recognition. The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer. The Company sells its products to both distributors and end-users. Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser. In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within the provisions regarding revenue recognition including:
(a)	persuasive evidence of an arrangement (principally in the form of customer sales orders and the Company’s sales invoices)

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
Results of Operations
Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009
     Sales. The Company realized a 3.4% sales increase during the first quarter of 2010 with sales of $3.7 million, compared to $3.6 million in sales during the same period in 2009. Export sales were 21.3% higher during the first quarter of 2010 versus the same period in 2009 due to higher sales to both China and Mexico. IKONICS Imaging sales for the first quarter of 2010 were also up 6.9% versus the first quarter of 2009 as glass and photomachining sales surpassed 2009 first quarter levels. Partially offsetting these sales increases, Domestic shipments decreased 9.0% during the first quarter of 2010 over the same period in 2009. First quarter sales in 2009 benefitted from large private label sales.
     Gross Profit. Gross profit was $1.5 million, or 40.3% of sales, in first quarter of 2010 compared to $1.4 million, or 39.4% of sales, for the same period in 2009. Export gross profit percentage increased to 30.8% during the first three months of 2010 compared to 25.1% in first quarter of 2009 due to an improved sales mix. The 2010 first quarter Domestic gross profit percentage remained consistent at 46.8% compared to 46.4% in the same period in 2009 as did IKONICS Imaging’s gross profit percentage, which was 41.8% for the first three months of 2009 compared to 41.5% for the same period in 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million, or 32.6% of sales, in the first quarter of 2010 compared to $1.2 million, or 34.3% of sales, for the same period in 2009. The slight decrease in selling, general and administrative expenses reflects lower bad debt expense partially offset by increased travel costs.
     Research and Development Expenses. Research and development expenses during the first quarter of 2010 were $161,000, or 4.4% of sales, versus $167,000, or 4.7% of sales, for the same period in 2009. The decrease is due to lower legal and patent-related costs.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $20,000 in the first quarter of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. An additional $20,000 was received in the first quarter of 2009, which was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company did not have any sales of non-marketable equity securities in the first quarter of 2010.
     Interest Income. The Company earned $3,500 of interest income in the first quarter of 2010 compared to negligible interest income in the first quarter of 2009. The interest earned in first quarter of 2010 is related to interest received from the Company’s short-term investments, which consisted of $806,000 of fully insured certificates of deposit with maturities ranging from six to twelve months as of the end of first quarter of 2010. The Company’s cash is also maintained in an insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.
     Income Taxes. For the first quarter of 2010, the Company realized an income tax benefit of $22,000 compared to income tax benefit of $16,000 for the same quarter in 2009. The 2010 and 2009 first quarter benefits primarily relate to derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. A $27,000 liability was derecognized in the first quarter of 2010 while a $21,000 liability was derecognized in the first quarter of 2009. During the first quarter of 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. The Company expects that for the remainder of 2010, the Company will record the provision for income taxes at an effective tax rate of 35% to 36%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $1,416,000 and $1,234,000 at March 31, 2010 and 2009, respectively. The Company generated $185,000 in cash from operating activities during the three months ended March 31, 2010, compared to generating $431,000 of cash from operating activities during the same period in 2009. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, gain on sale of nonmarketable equity securities, loss on intangible asset abandonment, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During the first three months of 2010, trade receivables increased by $33,000. The increase in receivables was driven by higher export sales volumes which typically have longer credit terms. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $74,000 due to lower finished goods levels. Deposits, prepaid expenses and other assets increased $55,000, reflecting insurance premiums paid in advance in the first quarter of 2010. Accounts payable increased $93,000 due to of the timing of payments to and purchases from vendors. Accrued expenses decreased $122,000, reflecting the timing of compensation payments, while income taxes payables decreased $43,000 due to the payment of 2009 taxes.

     During the first quarter of 2010, investing activities used $73,000. Purchases of property and equipment were $68,000, mainly for two vehicles for sales persons and equipment purchases. The Company received $8,000 from vehicle sales. Also during the first quarter of 2010, the Company incurred $10,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company invested $203,000 in fully insured certificates of deposits with one $200,000 certificate of deposit maturing during the first three months of 2010.
     During the first quarter of 2009, investing activities used $30,000. Purchases of property and equipment were $48,000, mainly for new equipment to support the Company’s new business initiatives and research activities. Also during the first quarter of 2009, the Company incurred $2,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company received proceeds of approximately $20,000 in the first quarter of 2009 on the 2007 sale of its investment in the common and preferred stock of Apprise Technologies, Inc.
     The Company used $69,000 in financing activities in the first quarter of 2009 to purchase 16,327 shares of its own common stock.
     A bank line of credit provides for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2009 to October 30, 2010. The Company expects to obtain a similar line of credit when the current line of credit expires. Borrowings under this line of credit are collateralized by accounts receivable and inventories and bear interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first three months of 2010 and there were no borrowings outstanding as of March 31, 2010. The line of credit was also not utilized during first three months of 2009, and there were no borrowings outstanding under this line as of March 31, 2009.
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
Capital Expenditures
     Through the first three months of 2010, the Company had $68,000 in capital expenditures. Capital expenditures during the first three months were mainly for two vehicles for sales persons and equipment. The Company plans for other capital expenditures during 2010 to include ongoing manufacturing equipment upgrades and a vehicle. Capital expenditures are expected to be approximately $150,000 for the remaining nine months of the year and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales during the first three months of 2010 compared to 27% of sales in the first quarter of 2009. Higher sales volumes in China and Mexico positively impacted 2010 first quarter sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2010. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2010 or 2009.

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
     The Company made substantial progress on its new business initiatives during the first quarter of 2010. Photomachining and sound deadening are in commercial operation and supplying product to major electronics, defense and aerospace customers. A Digital Texturing printer was placed at a beta site in the fourth quarter of 2009; it is performing to the Company’s expectations and beginning to generate sales of related consumables. The digital texturing program was negatively impacted by the 2009 business failure of the Company’s printer supplier, imaging Technology international. However, the Company has made arrangements with a manufacturer that the Company believes is financially strong and technically adept for sourcing future machines. The Company is producing and selling custom substrates for various inkjet applications and is currently developing, under a research contract, a proprietary film product for a major customer.
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
Recent Accounting Pronouncements
     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.
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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
          None

ITEM 1A.	Risk Factors
          Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable

ITEM 3.	Defaults upon Senior Securities
          Not applicable

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
          None

ITEM 6.	Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010:

Exhibit	Description

3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications
     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

[1]	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

[2]	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION
DATE: May 13, 2010	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page

3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically

32	Section 1350 Certifications	Filed Electronically