Form 10-Q
period 2010-06-30
IKONICS CORP
filed 2010-08-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,974,807 shares outstanding as of August 10, 2010.

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	June 30	December 31
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,068,180	$1,304,586
Short-term investments	1,609,577	802,165
Trade receivables, less allowance of $68,000 in 2010 and $78,000 in 2009	2,055,642	2,015,798
Inventories	2,021,242	2,070,602
Deposits, prepaid expenses and other assets	223,135	61,337
Deferred income taxes	163,000	163,000

Total current assets	7,140,776	6,417,488

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,888,445	5,883,794
Machinery and equipment	2,493,250	2,456,218
Office equipment	748,811	741,895
Vehicles	234,650	241,006

	9,365,156	9,322,913
Less accumulated depreciation	4,220,178	4,088,669

	5,144,978	5,234,244

INTANGIBLE ASSETS, less accumulated amortization of $353,202 in 2010 and $325,576 in 2009	310,656	345,540

	$12,596,410	$11,997,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$347,778	$286,610
Accrued compensation	330,466	337,365
Other accrued expenses	89,056	104,408
Income taxes payable	100,376	80,803

Total current liabilities	867,676	809,186

DEFERRED INCOME TAXES	162,000	162,000

Total liabilities	1,029,676	971,186

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,974,807 shares in 2010 and 1,967,057 in 2009	197,481	196,706
Additional paid-in capital	2,246,549	2,198,289
Retained earnings	9,122,704	8,631,091

Total stockholders’ equity	11,566,734	11,026,086

	$12,596,410	$11,997,272

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2010	2009	2010	2009
NET SALES	$4,248,055	$3,786,501	$7,932,632	$7,349,713

COST OF GOODS SOLD	2,418,296	2,329,999	4,619,078	4,487,897

GROSS PROFIT	1,829,759	1,456,502	3,313,554	2,861,816

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,122,475	1,095,839	2,322,864	2,317,420

RESEARCH AND DEVELOPMENT EXPENSES	204,498	155,993	365,202	323,276

INCOME FROM OPERATIONS	502,786	204,670	625,488	221,120

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	9,631	—	29,762

INTEREST INCOME	3,886	2,050	7,405	2,120

INCOME BEFORE INCOME TAXES	506,672	216,351	632,893	253,002

INCOME TAX EXPENSE	163,400	69,603	141,280	53,119

NET INCOME	$343,272	$146,748	$491,613	$199,883

EARNINGS PER COMMON SHARE:
Basic	$0.17	$0.07	$0.25	$0.10

Diluted	$0.17	$0.07	$0.25	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	1,972,447	1,971,938	1,969,767	1,980,532

Diluted	1,974,158	1,973,514	1,970,587	1,981,677

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491,613	$199,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202,478	214,318
Amortization	27,626	27,625
Stock based compensation	14,487	10,396
(Gain) loss on sale of equipment and vehicles	(10,766)	13,582
Loss on intangible asset abandonment	29,918	12,700
Gain on sale of non-marketable equity securities	—	(29,762)
Deferred income taxes	—	35,000
Changes in working capital components:
Trade receivables	(39,844)	22,128
Inventory	49,360	90,678
Deposits, prepaid expenses and other assets	(161,798)	92,843
Income tax refund receivable	—	148,623
Accounts payable	61,168	(31,551)
Accrued expenses	(22,251)	(73,030)
Income taxes payable	20,131	—

Net cash provided by operating activities	662,122	733,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(121,646)	(72,934)
Proceeds from sale of equipment and vehicles	19,200	18,000
Purchases of intangibles	(22,660)	(4,132)
Purchases of short-term investments	(1,207,412)	(600,000)
Proceeds on sale of short-term investments	400,000	—
Proceeds from sale of non-marketable equity securities	—	29,762

Net cash used in investing activities	(932,518)	(629,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(123,844)
Proceeds from exercise of stock options	33,990	—

Net cash provided by (used in) financing activities	33,990	(123,844)

NET DECREASE IN CASH	(236,406)	(19,715)

CASH AT BEGINNING OF PERIOD	1,304,586	901,738

CASH AT END OF PERIOD	$1,068,180	$882,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $81,422 and $116,307, respectively	$156,149	$(106,514)

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2010, and the related statements of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, have been prepared without being audited.
In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2010, and the results of operations and cash flows for all periods presented.
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
The Company’s $1,610,000 of short-term investment is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 1.2% to 2.0%.
3.	Inventory

The major components of inventory are as follows:

	June 30, 2010	Dec 31, 2009
Raw materials	$1,304,106	$1,333,549
Work-in-progress	253,769	277,876
Finished goods	1,371,079	1,351,736
Reduction to LIFO cost	(907,712)	(892,559)

Total Inventory	$2,021,242	$2,070,602

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4.	Earnings Per Common Share (EPS)
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
Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2010	June 30, 2009
Weighted average common shares outstanding	1,972,447	1,971,938
Dilutive effect of stock options	1,711	1,576

Weighted average common and common equivalent shares outstanding	1,974,158	1,973,514

	Six Months Ended
	June 30, 2010	June 30, 2009
Weighted average common shares outstanding	1,969,767	1,980,532
Dilutive effect of stock options	820	1,145

Weighted average common and common equivalent shares outstanding	1,970,587	1,981,677

5.	Stock-based Compensation
The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 41,750 were subject to outstanding options and 125,073 were reserved for future grants at June 30, 2010. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period.
The Company charged compensation cost of $7,600 against income for the three months ended June 30, 2010 compared to $6,600 for the three months ended June 30, 2009. For the first six months of 2010, the Company charged compensation cost of approximately $14,500 against income compared to approximately $10,400 for the same period in 2009. As of June 30, 2010 there was approximately $51,700 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.
The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three or six month period ending June 30, 2010 and 2009, respectively. The Company’s APIC pool totaled approximately $111,000 at June 30, 2010 and December 31, 2009, respectively.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Proceeds from the exercise of stock options were $34,000 six months ended June 30, 2010. There were no options exercised during the six months ended June 30, 2009.
The fair value of options granted during the six months ended June 30, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2010	2009
Dividend yield	0%	0%
Expected volatility	45.2%	47.2%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.5%	2.0%
Fair value of each option on grant date	$3.08	$2.10
There were 4,000 options and 21,750 options granted during the six months ended June 30, 2010 and 2009, respectively.
Stock option activity during the six months ended June 30, 2010 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	45,500	$5.91
Granted	4,000	7.39
Exercised	(7,750)	4.39
Expired and forfeited	—

Outstanding at June 30, 2010	41,750	6.34

Exercisable at June 30, 2010	18,583	6.90

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2010 was $36,000 and $11,000, respectively.

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
Management evaluates the performance of each segment based on the components of divisional income, and with the exception of trade receivables, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:
For the three months ended June 30, 2010:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,791,392	$1,472,989	$983,674	$—	$4,248,055
Cost of goods sold	903,151	1,004,707	510,438	—	2,418,296

Gross profit	888,241	468,282	473,236	—	1,829,759
Selling, general and administrative*	255,752	166,995	283,406	416,322	1,122,475
Research and development*	—	—	—	204,498	204,498

Income from operations	$632,489	$301,287	$189,830	$(620,820)	$502,786

For the three months ended June 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,705,462	$1,169,869	$911,170	$—	$3,786,501
Cost of goods sold	912,497	928,447	489,055	—	2,329,999

Gross profit	792,965	241,422	422,115	—	1,456,502
Selling, general and administrative*	233,341	116,309	292,619	453,570	1,095,839
Research and development*	—	—	—	155,993	155,993

Income from operations	$559,624	$125,113	$129,496	$(609,563)	$204,670

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
For the six months ended June 30, 2010:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$3,291,563	$2,629,779	$2,011,290	$—	$7,932,632
Cost of goods sold	1,701,356	1,805,715	1,112,007	—	4,619,078

Gross profit	1,590,207	824,064	899,283	—	3,313,554
Selling, general and administrative*	486,607	325,654	568,067	942,536	2,322,864
Research and development*	—	—	—	365,202	365,202

Income from operations	$1,103,600	$498,410	$331,216	$(1,307,738)	$625,488

For the six months ended June 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$3,353,332	$2,123,473	$1,872,908	$—	$7,349,713
Cost of goods sold	1,796,024	1,643,136	1,048,737	—	4,487,897

Gross profit	1,557,308	480,337	824,171	—	2,861,816
Selling, general and administrative*	505,528	255,622	584,527	971,743	2,317,420
Research and development*	—	—	—	323,276	323,276

Income from operations	$1,051,780	$224,715	$239,644	$(1,295,019)	$221,120

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
Trade receivables by segment as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	Dec 31, 2009
Domestic	$888,062	$976,967
Export	871,946	740,547
IKONICS Imaging	339,886	331,117
Other, net of allowances	(44,252)	(32,833)

Total	$2,055,642	$2,015,798

7.	Sale of Non-Marketable Equity Securities
The Company received and realized a gain of $29,762 during the first six months of 2009 related to the 2007 sale of its equity investment in Apprise Technologies, Inc.
8.	Income Taxes

The Company reports a liability for unrecognized tax benefit taken or expected to be taken when they are uncertain. During the first six months of 2010 and 2009, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
income tax expense of $27,000 for the first six months of 2010 and $21,000 for the first six months of 2009. As of June 30, 2010, there was no liability for unrecognized tax benefits compared to a liability of $27,000 as of June 30, 2009. The liability for unrecognized tax benefits was previously included in other accrued expenses.
The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2006, 2007, 2008, and 2009.
It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $8,000 of interest related to uncertain tax positions at December 31, 2009, all of which was reversed and included in income tax benefit on the Statement of Operations for the first six months of 2010. The unrecognized tax benefits at June 30, 2009 related to taxation of foreign export sales.

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
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2010, the six months ended June 30, 2010 and the same periods of 2009. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financials Condition and Results of Operations contained in the Company’s 2009 Annual Report on Form 10-K.
Factors that May Affect Future Results
•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2010 compared to the tax expense recorded in the first six months of 2010—The effective tax rate for the final six months of 2010 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires—This expectation may be impacted by factors such as changes in credit markets, the interest rate environment, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Income Taxes. At June 30, 2010, the Company had net current deferred tax assets of $163,000 and net noncurrent deferred tax liabilities of $162,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of a $919,000 impairment charge in 2009 related to an investment in a non-marketable equity security, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $331,000 as of June 30, 2010 and December 31, 2009 as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required. The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. At December 31, 2009 the Company had recorded a liability of $27,000 related to an uncertain tax position which was eliminated during the six months ended June 30, 2010.
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
Results of Operations
Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009
     Sales. The Company realized a 12.2% sales increase during the second quarter of 2010 with sales of $4.2 million, compared to $3.8 million in sales during the same period in 2009. Export sales for the second quarter of 2010 were up 25.9% versus the second quarter of 2009 due to strong sales to Europe and Latin America. IKONICS Imaging 2010 second quarter sales also increased by 8.0% over the same period in 2009 as the Company realized higher film sales related to both its Digital Texturing initiative and traditional photo resistant film customers. Domestic sales grew 5.0% in second quarter of 2010 as both film and emulsion shipments were higher during the period.
     Gross Profit. Gross profit was $1.8 million, or 43.1% of sales, in the second quarter of 2010 compared to $1.5 million, or 38.5% of sales, for the same period in 2009. Export gross profit percentage increased to 31.8% during the second quarter of 2010 compared to 20.6% in the second quarter of 2009 due to increased volume and an improved sales mix. A more favorable sales mix also improved IKONICS Imaging gross profit percentage from

46.3% in the second quarter of 2009 to 48.1% in the second quarter of 2010. The Domestic Chromaline 2010 second quarter gross profit percentage was 49.6% compared to 46.5% for the same period in 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million, or 26.4% of sales, in the second quarter of 2010, and $1.1 million, or 28.9% of sales, for the same period in 2009. The increase reflects higher sales personnel and travel expenses.
     Research and Development Expenses. Research and development expenses during the second quarter of 2010 were $204,000, or 4.8% of sales, versus $156,000, or 4.1% of sales, for the same period in 2009. The increase is related to a $30,000 abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $9,600 in the second quarter of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The $9,600 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company did not have any sales of non-marketable equity securities in the second quarter of 2010.
     Interest Income. The Company earned $3,900 of interest income in the second quarter of 2010 compared to $2,000 of interest income in the second quarter of 2009. The interest earned in second quarter of 2010 and 2009 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.
     Income Taxes. For the second quarter of 2010, the Company realized income tax expense of $163,000, or an effective rate of 32.3% versus $70,000, or an effective rate of 32.2% for the second quarter of 2009. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and state credits for research and development.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
     Sales. The Company’s sales increased 7.9% during the first six months of 2010 to $7.9 million versus sales of $7.3 million during the first six months of 2009. Strong sales in Europe and Latin America drove a 23.8% Export sales increase for the first six months. IKONICS Imaging also realized a 7.4% sales increase over 2009 from improved film shipments to the digital texturing and the photo resistant film markets. Partially offsetting these sales increases, Domestic Chromaline shipments decreased 1.8% during the first six months of 2010 over the same period in 2009 due to lower private label film shipments.
     Gross Profit. Gross Profit for the first six months of 2010 was $3.3 million, or 41.8% of sales compared to $2.9 million, or 38.9% of sales, for the same period in 2009. Export gross profit percentage increased to 31.3% during the first six months of 2010 compared to 22.6% in half of 2009 due to higher volumes and an improved sales mix. Improved volumes and sales mix also accounted for IKONICS Imaging gross profit percentage increase from 44.0% in 2009 to 44.7% in 2010. Manufacturing cost reductions resulted in improved Domestic Chromaline gross profit percentages as Domestic’s margin improved from 46.4% in 2009 to 48.3% in 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million, or 29.3% of sales, in the first half of 2010 compared to $2.3 million, or 31.5% of sales, for the same period in 2009, as higher sales personnel and travel expenses were partially offset by lower bad debt expense.
     Research and Development Expenses. Research and development expenses during the first half of 2010 were $365,000, or 4.6% of sales, versus $323,000, or 4.4% of sales, for the same period in 2009. The increase is related to the $30,000 abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

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
     Interest Income. The Company earned $7,400 of interest income during the first half of 2010 compared to $2,100 of interest income for the same period in 2009. The interest earned in first six months of 2010 and 2009 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.
     Income Taxes. During the first six months of 2010, the Company realized an income tax expense of $141,000, or an effective rate of 22.3%, compared to income tax expense of $53,000, or an effective rate of 21.0%, for the same period in 2009. The effective tax rate for the first six months of 2010 and 2009 was impacted by derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first six months. A $27,000 liability was derecognized in the first half of 2010 while a $21,000 liability was derecognized in the first half of 2009. During the first half of 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. The Company expects that for the remainder of 2010, the Company will record the provision for income taxes at an effective tax rate of 35% to 36%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash on hand was $1,068,000 and $882,000 at June 30, 2010 and 2009, respectively. The Company generated $662,000 in cash from operating activities during the six months ended June 30, 2010, compared to generating $733,000 of cash from operating activities during the same period in 2009. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, gain on sale of nonmarketable equity securities, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During the first six months of 2010, trade receivables increased by $40,000. The increase in receivables was driven by higher sales volumes. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels decreased $49,000 due to lower raw material levels. Deposits, prepaid expenses and other assets increased $162,000 as a result of the Company prepaying for printers as part of its digital texturing initiative. Accounts payable increased $61,000 due to of the timing of payments to and purchases from vendors. Accrued liabilities decreased $22,000, reflecting the reversal of a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first six months.
     During the first half of 2010, investing activities used $933,000. The Company invested $1,207,000 in fully insured certificates of deposits with two $200,000 certificates of deposit maturing during the first six months of 2010. Purchases of property and equipment were $122,000, mainly for three vehicles and equipment purchases. The Company received $19,000 from vehicle sales. Also during the first six months of 2010, the Company incurred $23,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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
     During the first six months of 2010 the Company received $34,000 from financing activities from the issuance of 7,750 shares of common stock upon the exercise of stock options. The Company used $124,000 in financing activities during the first six months of 2009 to repurchase 26,926 shares of its own stock.
     A bank line of credit provides for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2009 to October 30, 2010. The Company expects to obtain a similar line of credit when the current line of credit expires. Borrowings under this line of credit are collateralized by accounts receivable and inventories and bear interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2010 and there were no borrowings outstanding as of June 30, 2010. The line of credit was also not utilized during first six months of 2009, and there were no borrowings outstanding under this line as of June 30, 2009.
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
Capital Expenditures
     Through the first six months of 2010, the Company had $122,000 in capital expenditures. Capital expenditures during the first six months were mainly for three vehicles for sales persons and equipment. The Company plans for other capital expenditures during 2010 to include ongoing manufacturing equipment upgrades. Capital expenditures are expected to be approximately $100,000 for the second half of 2010 and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 33% of total sales during the first six months of 2010 compared to 29% of sales during the same period in 2009. Higher volumes in Europe and Latin American positively impacted 2010 first half sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2010. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2010 or 2009.

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
     The Company made substantial progress on its new business initiatives during the first half of 2010. Photomachining and sound deadening are in commercial operation and supplying product to major electronics, defense and aerospace customers. A Digital Texturing printer was placed at a beta site in the fourth quarter of 2009; it is performing to the Company’s expectations and is generating sales of related consumables. The digital texturing program was negatively impacted by the 2009 business failure of the Company’s printer supplier, imaging Technology international. However, the Company has made arrangements with a manufacturer that the Company believes is financially strong and technically adept for sourcing future machines. The Company is producing and selling custom substrates for various inkjet applications and is currently developing, under a research contract, a proprietary film product for a major customer.
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
ITEM 4. [Removed and Reserved]
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010:

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

IKONICS CORPORATION
DATE: August 12, 2010	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically

32	Section 1350 Certifications	Filed Electronically