Form 10-Q
period 2010-09-30
IKONICS CORP
filed 2010-11-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,973,107 shares outstanding as of November 10, 2010.

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	September 30	December 31
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$459,162	$1,304,586
Short-term investments	2,211,213	802,165
Trade receivables, less allowance of $66,000 in 2010 and $78,000 in 2009	2,187,305	2,015,798
Inventories	2,336,807	2,070,602
Deposits, prepaid expenses and other assets	94,653	61,337
Deferred income taxes	163,000	163,000

Total current assets	7,452,140	6,417,488

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,888,445	5,883,794
Machinery and equipment	2,527,285	2,456,218
Office equipment	748,810	741,895
Vehicles	234,650	241,006

	9,399,190	9,322,913
Less accumulated depreciation	4,322,046	4,088,669

	5,077,144	5,234,244

INTANGIBLE ASSETS, less accumulated amortization of $364,790 in 2010 and $325,576 in 2009	311,829	345,540

	$12,841,113	$11,997,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$389,826	$286,610
Accrued compensation	307,484	337,365
Other accrued expenses	128,085	104,408
Income taxes payable	5,988	80,803

Total current liabilities	831,383	809,186

DEFERRED INCOME TAXES	162,000	162,000

Total liabilities	993,383	971,186

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,972,857 shares in 2010 and 1,967,057 in 2009	197,286	196,706
Additional paid-in capital	2,252,973	2,198,289
Retained earnings	9,397,471	8,631,091

Total stockholders’ equity	11,847,730	11,026,086

	$12,841,113	$11,997,272

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009
NET SALES	$4,141,092	$3,920,663	$12,073,724	$11,270,376

COST OF GOODS SOLD	2,474,188	2,337,757	7,093,266	6,825,654

GROSS PROFIT	1,666,904	1,582,906	4,980,458	4,444,722

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,086,577	1,101,610	3,409,441	3,419,030

RESEARCH AND DEVELOPMENT EXPENSES	163,420	164,666	528,622	487,942

INCOME FROM OPERATIONS	416,907	316,630	1,042,395	537,750

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	—	—	29,762

LOSS ON INVESTMENT IN NON- MARKETABLE EQUITY SECURITIES	—	(918,951)	—	(918,951)

INTEREST INCOME	6,267	3,070	13,672	5,190

INCOME (LOSS) BEFORE INCOME TAXES	423,174	(599,251)	1,056,067	(346,249)

INCOME TAX EXPENSE	135,831	110,134	277,111	163,253

NET INCOME (LOSS)	$287,343	$(709,385)	$778,956	$(509,502)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.15	$(0.36)	$0.40	$(0.26)

Diluted	$0.15	$(0.36)	$0.39	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	1,974,162	1,967,057	1,971,248	1,975,991

Diluted	1,975,882	1,967,057	1,972,351	1,975,991

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$778,956	$(509,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	304,347	321,759
Amortization	39,214	41,438
Stock based compensation	21,952	17,024
(Gain) loss on sale of equipment and vehicles	(10,766)	13,582
Loss on intangible asset abandonment	29,918	12,700
Gain on sale of non-marketable equity securities	—	(29,762)
Loss on investment in non-marketable equity securities	—	918,951
Deferred income taxes	—	35,000
Changes in working capital components:
Trade receivables	(171,507)	(22,954)
Inventory	(266,205)	84,372
Deposits, prepaid expenses and other assets	(33,316)	98,884
Income tax refund receivable	—	157,873
Accounts payable	103,216	(190,090)
Accrued expenses	(6,204)	(92,017)
Income taxes payable	(74,189)	—

Net cash provided by operating activities	715,416	857,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(155,681)	(96,579)
Proceeds from sale of equipment and vehicles	19,200	18,000
Purchases of intangibles	(35,421)	(8,472)
Purchases of short-term investments	(2,216,089)	(600,000)
Proceeds on sale of short-term investments	807,041	—
Proceeds from sale of non-marketable equity securities	—	29,762

Net cash used in investing activities	(1,580,950)	(657,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(15,130)	(123,844)
Proceeds from exercise of stock options	35,240	—

Net cash provided by (used in) financing activities	20,110	(123,844)

NET INCREASE (DECREASE) IN CASH	(845,424)	76,125

CASH AT BEGINNING OF PERIOD	1,304,586	901,738

CASH AT END OF PERIOD	$459,162	$977,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $81,422 and $119,423, respectively	$386,299	$(6,620)

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
1.	Basis of Presentation
The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2010, and the related statements of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2010, and the results of operations and cash flows for all periods presented.

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
The Company’s $2,211,000 of short-term investment is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 0.2% to 1.9%.
3.	Investments and Fair Value Measurements
The carrying value of financial instruments, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.

The company’s 2009 investment in non-marketable equity securities was comprised of shares in imaging Technology international (“iTi”) and was carried at cost. Non-marketable equity securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the fair value of these securities that is determined to be other than temporary will result in a revaluation of its carrying amount to fair value in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. An impairment analysis was conducted in accordance with the provisions within FASB ASC 320-10-35 paragraphs 17 through 35. For the three months ended September 30, 2009, the Company recorded an impairment charge of $918,951 reducing the investment in iTi to $0.

Management’s assessment of fair value was primarily based on iTi’s recent financial results and iTi’s inability to secure adequate financing or to negotiate the sale of the company to a third party. Consequently, iTi has ceased operations and has been liquidated. In order to increase consistency and comparability in fair value measurements, the FASB Codification establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. These levels, in order of highest priority to lowest priority, are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
Level 3: Unobservable inputs are used when little or no market data is available.
Based on the definition of the levels above and the nature of the inputs as described above, management categorized the methodology used in the valuation of its iTi asset as Level 3.
4.	Inventory
The major components of inventory are as follows:

	Sep 30, 2010	Dec 31, 2009
Raw materials	$1,414,762	$1,333,549
Work-in-progress	317,043	277,876
Finished goods	1,557,077	1,351,736
Reduction to LIFO cost	(952,075)	(892,559)

Total Inventory	$2,336,807	$2,070,602

5.	Earnings Per Common Share (EPS)
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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2010	Sep 30, 2009
Weighted average common shares outstanding	1,974,162	1,967,057
Dilutive effect of stock options	1,720	—

Weighted average common and common equivalent shares outstanding	1,975,882	1,967,057

	Nine Months Ended
	Sep 30, 2010	Sep 30, 2009
Weighted average common shares outstanding	1,971,248	1,975,991
Dilutive effect of stock options	1,103	—

Weighted average common and common equivalent shares outstanding	1,972,351	1,975,991

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
6.	Stock-based Compensation
The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 41,000 were subject to outstanding options and 125,573 were reserved for future grants at September 30, 2010. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. The plan also includes a clause whereby if any individual shareholder’s ownership percentage increases beyond 20%, all outstanding, unvested awards would become immediately vested.

The Company charged compensation cost of $7,500 against income for the three months ended September 30, 2010 compared to $6,600 for the three months ended September 30, 2009. For the first nine months of 2010, the Company charged compensation cost of approximately $22,000 against income compared to approximately $17,000 for the same period in 2009. As of September 30, 2010 there was approximately $44,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three or nine month period ending September 30, 2010 and 2009, respectively. The Company’s APIC pool totaled approximately $111,000 at September 30, 2010 and December 31, 2009, respectively.

Proceeds from the exercise of stock options were $35,000 for the nine months ended September 30, 2010. There were no options exercised during the nine months ended September 30, 2009.

The fair value of options granted during the nine months ended September 30, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2010	2009
Dividend yield	0%	0%
Expected volatility	45.2%	47.2%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.5%	2.0%
Fair value of each option on grant date	$3.08	$2.10
There were 4,000 options and 21,750 options granted during the nine months ended September 30, 2010 and 2009, respectively.

Stock option activity during the nine months ended September 30, 2010 was as follows:

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	45,500	$5.91
Granted	4,000	7.39
Exercised	(8,000)	4.41
Expired and forfeited	(500)	5.00

Outstanding at September 30, 2010	41,000	6.36

Exercisable at September 30, 2010	20,083	6.90

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2010 was approximately $35,000 and $11,000, respectively.
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

Management evaluates the performance of each segment based on the components of divisional income, and with the exception of trade receivables, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2010:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,671,062	$1,413,108	$1,056,922	$—	$4,141,092
Cost of goods sold	888,023	1,021,437	564,728	—	2,474,188

Gross profit	783,039	391,671	492,194	—	1,666,904
Selling, general and administrative*	231,668	119,113	280,277	455,519	1,086,577
Research and development*	—	—	—	163,420	163,420

Income from operations	$551,371	$272,558	$211,917	$(618,939)	$416,907

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
For the three months ended September 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$1,702,631	$1,329,464	$888,568	$—	$3,920,663
Cost of goods sold	880,967	955,366	501,424	—	2,337,757

Gross profit	821,664	374,098	387,144	—	1,582,906
Selling, general and administrative*	211,180	131,183	245,930	513,317	1,101,610
Research and development*	—	—	—	164,666	164,666

Income from operations	$610,484	$242,915	$141,214	$(677,983)	$316,630

For the nine months ended September 30, 2010:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$4,962,625	$4,042,887	$3,068,212	$—	$12,073,724
Cost of goods sold	2,589,379	2,827,152	1,676,735	—	7,093,266

Gross profit	2,373,246	1,215,735	1,391,477	—	4,980,458
Selling, general and administrative*	718,275	444,767	848,344	1,398,055	3,409,441
Research and development*	—	—	—	528,622	528,622

Income from operations	$1,654,971	$770,968	$543,133	$(1,926,677)	$1,042,395

For the nine months ended September 30, 2009:

			IKONICS
	Domestic	Export	Imaging	Other	Total
Net sales	$5,055,963	$3,452,937	$2,761,476	$—	$11,270,376
Cost of goods sold	2,676,991	2,598,502	1,550,161	—	6,825,654

Gross profit	2,378,972	854,435	1,211,315	—	4,444,722
Selling, general and administrative*	716,708	386,805	830,457	1,485,060	3,419,030
Research and development*	—	—	—	487,942	487,942

Income from operations	$1,662,264	$467,630	$380,858	$(1,973,002)	$537,750

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
Trade receivables by segment as of September 30, 2010 and December 31, 2009 were as follows:

	Sep 30, 2010	Dec 31, 2009
Domestic	$913,311	$976,967
Export	901,009	740,547
IKONICS Imaging	403,016	331,117
Other, net of allowances	(30,031)	(32,833)

Total	$2,187,305	$2,015,798

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
8.	Sale of Non-Marketable Equity Securities
The Company received and realized a gain of $29,762 during the first nine months of 2009 related to the 2007 sale of its equity investment in Apprise Technologies, Inc.
9.	Income Taxes
The Company reports a liability for unrecognized tax benefit taken or expected to be taken when they are uncertain. During the first nine months of 2010 and 2009, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $27,000 for the first nine months of 2010 and $21,000 for the first nine months of 2009. As of September 30, 2010, there was no liability for unrecognized tax benefits compared to a liability of $27,000 as of September 30, 2009. The liability for unrecognized tax benefits was previously included in other accrued expenses.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2007, 2008, and 2009.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $8,000 of interest related to uncertain tax positions at December 31, 2009, all of which was reversed and included in income tax benefit on the Statement of Operations for the first nine months of 2010. The unrecognized tax benefits at September 30, 2009 related to taxation of foreign export sales.

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
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2010, the nine months ended September 30, 2010 and the same periods of 2009. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2009 Annual Report on Form 10-K.
Factors that May Affect Future Results
•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2010 compared to the tax expense recorded in the first nine months of 2010—The effective tax rate for the final three months of 2010 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the Company’s industry, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Income Taxes. At September 30, 2010, the Company had net current deferred tax assets of $163,000 and net noncurrent deferred tax liabilities of $162,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of a $919,000 impairment charge in 2009 related to an investment in a non-marketable equity security, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $331,000 as of September 30, 2010 and December 31, 2009 as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required. The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. At

December 31, 2009 the Company had recorded a liability of $27,000 related to an uncertain tax position which was eliminated during the nine months ended September 30, 2010.
     Investments and Fair Value Measurements. The carrying value of financial instruments, such as cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. We do not hold or issue financial instruments for trading purposes.
The Company’s 2009 investment in non-marketable securities was comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the fair value for these securities occurred in the third quarter of 2009 and was determined to be other than temporary, resulting in a revaluation of its carrying amount to fair value in accordance with FASB ASC 325-20-35 paragraphs 1A and 2. The impairment analysis was conducted in accordance with the provisions within FASB ASC 320-10-35 paragraphs 17 through 35. For the three months ended September 30, 2009, the Company recorded an impairment charge of $918,951, reducing the investment in iTi to $0. The Company did not incur an impairment charge for the nine months ended September 30, 2010.
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
Results of Operations
Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009
     Sales. The Company realized a 5.6% sales increase during the third quarter of 2010 with sales of $4.1 million, compared to $3.9 million in sales during the same period in 2009. IKONICS Imaging sales for the third quarter of 2010 were up 18.9% versus the third quarter of 2009 due to strong film sales including increased shipments related the Company’s Digital Texturing initiative. Export 2010 third quarter sales also increased by 6.3% over the same period in 2009 as the Company realized higher sales to Latin America. Domestic sales dropped by 1.9% in third quarter of 2010 due to lower film and emulsion sales.
     Gross Profit. Gross profit was $1.7 million, or 40.3% of sales, in the third quarter of 2010 compared to $1.6 million, or 40.4% of sales, for the same period in 2009. IKONICS Imaging gross profit percentage increased to 46.6% during the third quarter of 2010 compared to 43.6% in the third quarter of 2009 due to increased volume and an improved sales mix. A less favorable sales mix negatively affected both Export and Domestic’s 2010 third quarter gross profit percentage. Export’s third quarter gross profit percentage decreased from 28.1% in 2009 to 27.7% in 2010 while Domestic’s third quarter gross profit percentage decreased from 48.3% in 2009 to 46.9% in 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $1.1 million, or 26.2% of sales, in the third quarter of 2010 were comparable to the 2009 third quarter selling general and administrative expenses of $1.1 million, or 28.1% of sales.
     Research and Development Expenses. Research and development expenses during the third quarter of 2010 were $163,000, or 3.9% of sales, versus $165,000, or 4.2% of sales, for the same period in 2009. The decrease is due to lower costs related to research and development production runs.
     Loss on Investment in Non-marketable Equity Securities. The Company’s 2009 investment in non-marketable securities was comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the market value for these securities that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. An impairment analysis was conducted in accordance with applicable accounting standards during the third quarter of 2009, and the Company recorded an impairment charge of $918,951 for the quarter, which represents a full write-off of the Company’s investment in iTi to $0. The Company did not have any non-marketable equity securities as of September 30, 2010 and did not have any loss on any investment in such securities during the third quarter of 2010.
     Interest Income. The Company earned $6,300 of interest income in the third quarter of 2010 compared to $3,000 of interest income in the third quarter of 2009. The interest earned in third quarter of 2010 and 2009 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.
     Income Taxes. For the third quarter of 2010, the Company realized income tax expense of $136,000, or an effective rate of 32.1% versus a $110,000 tax expense for the third quarter of 2009. The 2010 income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and state credits for research and development. In 2009 the Company did not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
     Sales. The Company’s sales increased 7.1% during the first nine months of 2010 to $12.1 million versus sales of $11.3 million during the first nine months of 2009. Strong sales in Europe and Latin America drove a 17.1% Export sales increase for the first nine months of 2010 compared to the same period in 2009. IKONICS Imaging also realized an 11.1% sales increase over 2009 from improved film shipments to the digital texturing and photo resistant film markets. Partially offsetting these sales increases, Domestic shipments decreased 1.8% during the first nine months of 2010 over the same period in 2009 due to lower private label film shipments.
     Gross Profit. Gross Profit for the first nine months of 2010 was $5.0 million, or 41.3% of sales compared to $4.4 million, or 39.4% of sales, for the same period in 2009. Export gross profit percentage increased to 30.1% during the first nine months of 2010 compared to 24.7% for the same period in 2009 due to higher volumes and an improved sales mix. Improved volumes and sales mix also accounted for IKONICS Imaging gross profit percentage increase from 43.9% in the first nine months of 2009 to 45.4% in the first nine months of 2010. Domestic gross profit percentage improved slightly from 47.1% in the 2009 period to 47.8% in the 2010 period.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $3.4 million, or 28.2% of sales, in the first nine months of 2010 were comparable to selling general and administrative expenses for the same period in 2009 of $3.4 million, or 30.3% of sales.
     Research and Development Expenses. Research and development expenses during the first nine months of 2010 were $529,000, or 4.4% of sales, versus $488,000, or 4.3% of sales, for the same period in 2009. The increase is related to the $30,000 abandonment of patent applications The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. Additionally, the Company realized increased costs related to research and development production runs.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $29,800 during the first nine months of 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The final $29,800 received in the first nine months of 2009 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company did not have any non-marketable equity securities as of September 30, 2010 and did not have any gain on any such securities during the first nine months of 2010.
     Loss on Investment in Non-Marketable Equity Securities . The company’s 2009 investment in non-marketable securities was comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the market value for these securities that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. An impairment analysis was conducted in accordance with applicable accounting standards during the third quarter of 2009, and the Company recorded an impairment charge of $918,951, which represents a full write-off of the Company’s investment in iTi to $0. The Company did not have any loss on any investment in non-marketable equity securities during the first nine months of 2010.
     Interest Income. The Company earned $13,700 of interest income during the first nine months of 2010 compared to $5,200 of interest income for the same period in 2009. The interest earned in first nine months of 2010 and 2009 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.
     Income Taxes. During the first nine months of 2010, the Company realized an income tax expense of $277,000, or an effective rate of 26.2%, compared to income tax expense of $163,000 for the same period in 2009. The effective tax rate for the first nine months of 2010 and 2009 was impacted by derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first nine months. A $27,000 liability was derecognized in the first nine months of 2010 while a $21,000 liability was derecognized in the first nine months of 2009. During the first nine months of 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. The Company expects that for the remainder of 2010, the Company will record the provision for income taxes at an effective tax rate of 35% to 36%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes. In 2009 the Company did not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash on hand was $459,000 and $978,000 at September 30, 2010 and 2009, respectively. The Company generated $715,000 in cash from operating activities during the nine months ended September 30, 2010, compared to generating $857,000 of cash from operating activities during the same period in 2009. Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.
     During the first nine months of 2010, trade receivables increased by $172,000. The increase in receivables was driven by higher sales volumes specifically to export customers who typically have longer credit terms. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventory levels increased $266,000 due to inventory purchases to support its Digital Texturing program. Deposits, prepaid expenses and other assets increased $33,000 resulting from the prepayment of insurance premiums. Accounts payable increased $103,000 due to of the timing of payments to and purchases from vendors. Accrued liabilities increased $6,000 and income taxes payable decreased $74,000 reflecting 2010 estimated tax payments.
     During the first nine months of 2010, investing activities used $1,581,000. The Company invested $2,215,000 in fully insured certificates of deposits with four $200,000 certificates of deposit maturing during the first nine months of 2010. Purchases of property and equipment totaled $155,000, mainly for three vehicles and equipment purchases. The Company received $19,000 from vehicle sales during the period. Also during the first nine months of 2010, the Company incurred $35,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.
     During the first nine months of 2009, investing activities used $657,000. The Company invested $600,000 in fully insured certificates on deposits. Purchases of property and equipment were $97,000, mainly for new equipment to support the Company’s new business initiatives and research activities. Also during the first nine months of 2009, the Company incurred $8,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company received proceeds of approximately $30,000 in the first nine months of 2009 on the 2007 sale of its investment in the common and preferred stock of Apprise Technologies, Inc. and $18,000 on the sale of equipment.
     During the first nine months of 2010 the Company received $20,000 from financing activities. The Company received $35,000 from the issuance of 8,000 shares of common stock from the exercise of stock options and the Company repurchased 2,200 shares of it own stock for $15,000 The Company used $124,000 in financing activities during the first nine months of 2009 to repurchase 26,926 shares of its own stock.
     A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by trade receivables and inventory and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first nine months of 2010 and there were no borrowings outstanding as of September 30, 2010. The line of credit was also not utilized during first nine months of 2009, and there were no borrowings outstanding under this line as of September 30, 2009. The line of credit expired on October 30, 2010, however, a new $1,250,000 line of credit which expires on October 30, 2011 was established. Outstanding debt under this line of credit is collateralized by trade receivables and inventory and bears interest at 2.5 percentage points over the 30-day LIBOR rate.
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
Capital Expenditures
     Through the first nine months of 2010, the Company had $156,000 in capital expenditures. These capital expenditures were mainly for three vehicles for sales persons and equipment. The Company plans for other capital expenditures during 2010 to include ongoing manufacturing equipment upgrades. Capital expenditures are expected to be approximately $50,000 for the last three months of 2010 and will be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Export sales were approximately 34% of total sales during the first nine months of 2010 compared to 31% of sales during the same period in 2009. Higher volumes in Europe and Latin American positively impacted 2010 sales volumes for the first nine months. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2010. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2010 or 2009.

Future Outlook
     IKONICS has spent on average over 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its Digital texturing program. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.
     The Company made substantial progress on its new business initiatives during the first nine months of 2010. Photomachining and sound deadening are in commercial operation and supplying product to major electronics, defense and aerospace customers. Two Digital Texturing printers are placed at a beta site; and they are performing to the Company’s expectations and are generating sales of related consumables. The Digital Texturing program was negatively impacted by the 2009 business failure of the Company’s printer supplier, imaging Technology international. However, the Company has made arrangements with two printer manufacturers that the Company believes are both financially strong and technically adept for sourcing future machines. The Company is producing and selling custom substrates for various inkjet applications and is currently developing, under a research contract, a proprietary film product for a major customer.
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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
     None

ITEM 1A.	Risk Factors
     Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities(1)

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
July 1, 2010 through July 31, 2010	—	n/a	—	35,231
August 1, 2010 through August 31, 2010	2,200	$6.88	2,200	33,031
September 1, 2010 through September 30, 2010	—	n/a	—	33,031

(1)	In prior years, the Company’s board of directors had authorized the repurchase of 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 206,370 shares have been repurchased under this program including 2,200 shares repurchased during the third quarter of 2010. The plan allows for an additional 33,031 shares to be repurchased.

ITEM 3.	Defaults upon Senior Securities
     Not applicable

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
     None

ITEM 6.	Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications

[1]	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

[2]	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

IKONICS CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: November 12, 2010	By:	/s/ Jon Gerlach Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended.	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically