Form 10-K
period 2010-12-31
IKONICS CORP
filed 2011-03-03
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
(do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $6,064,421 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,973,607 issued and outstanding as of February 23, 2011.
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

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s definitive proxy statement for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III.
PART I
Item 1. Business
General
     IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company develops, manufactures and sells light-sensitive liquid coatings (“emulsions”) and films for screen printing and abrasive etching. The Company also markets inkjet receptive films and ancillary chemicals. The Company resells equipment and other consumables to provide a full line of products and services to its customers. In 2006, the Company began to offer custom technology services for silicon wafers, glass wafers, industrial ceramics and composite materials based on proprietary technology, and also began a research program to develop digital imaging technologies (DTX) for niche industrial markets. The Company’s products serve the screen printing, awards and recognition, signage, electronics, aerospace, and industrial ceramics and industrial digital inkjet markets, as well as other industrial markets. On December 29, 2006, the Company acquired the image mate® line of screen print photochemical products and adhesives from Franklin International. These products continue to be sold under the image mate® brand, primarily through established image mate® distribution, although some cross fertilization between the image mate® and Chromaline brands does occur. In 2006, the Company established the IKONICS Imaging business unit. The IKONICS Imaging business unit includes PhotoBrasive Systems which provides products for the awards and recognition and monument markets. The IKONICS Imaging Business unit also develops the Company’s industrial digital inkjet and composite machining technology along with providing electronic wafer and ceramic etching services for industrial markets. In 2009, the Company’s industrial offering expanded to the Company’s new facility, which was completed at the end of 2008. In 2010, the Company sold its first DTX printer and developed proprietary photo resists films for the micromachining of electronic parts. The Company has applied for patents related to the photo resist films.
Products
     IKONICS’ traditional core technology is the use of photochemicals to create masks or stencils for the transfer of images by screen printing or abrasive etching. Recently, the Company’s product offering has expanded to include new business initiatives such as inkjet receptive substrates, digitally generated acid resist transfer films, etched electronic wafers and industrial, ceramics, and sound absorbing technology for the aerospace industry.
Distribution
     The Company currently has approximately 200 domestic and international distributors. The Company also sells its products through direct sales to certain end users who do not require the services of a distributor. In addition, IKONICS markets and sells its products through magazine advertising, trade shows and the internet.
     IKONICS has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2010 and 2009, no one customer accounted for more than 10% of net sales.
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
Research and Development/Intellectual Property
     IKONICS spent 4.2% of sales ($696,000) on research and development in 2010 and 4.3% of sales ($654,000) in 2009. In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacture of screen print stencils, photoresists for abrasive etching and ink jet fluids. The Company has a number of patents and patent applications on these chemistries and applications. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property. Within IKONICS, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, and confidentiality agreements with vendors. Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and substrates. The Company has also developed proprietary products and techniques for the etching of electronic wafers, industrial ceramics and composite materials in used for jet engine sound deadening.
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
Competition
     The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter. IKONICS has two primary competitors in its screen printing film business. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company’s abrasive etching products in the awards and recognition market has one significant competitor. IKONICS considers itself to be the leader in this market. There are significant competitors, using different technologies in the new markets being entered by the Company.
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
Employees
     As of February 23, 2011, the Company had approximately 72 full-time employees, 67 of whom are located at the Company’s headquarters in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in America. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.
Item 1A. Risk Factors
     Not Applicable
Item 1B. Unresolved Staff Comments
     None

Item 2. Property
     The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. In April 2008, the Company acquired an 11 acre property and constructed a new 35,000 square foot manufacturing and warehouse facility. The facility was necessary to accommodate the Company’s new business initiatives and growth plans and was completed in 2008 at a cost of $4.4 million.
Item 3. Legal Proceedings
     None.
Item 4. [Removed and Reserved]
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

	High	Low
Fiscal Year Ended December 31, 2010:
First Quarter	$7.16	$6.30
Second Quarter	7.50	6.52
Third Quarter	7.32	6.40
Fourth Quarter	8.00	6.91
Fiscal Year Ended December 31, 2009:
First Quarter	$5.80	$4.00
Second Quarter	6.87	4.35
Third Quarter	7.98	5.50
Fourth Quarter	8.29	6.30
     As of February 23, 2011, the Company had approximately 596 shareholders. The Company has never declared or paid any dividends on its Common Stock.
In prior years, the Company’s board of directors had authorized the repurchase of 250,000 shares of common stock. A total of 216,969 shares have been repurchased under this program including 2,200 shares repurchased during 2010. The plan allows for an additional 33,031 shares to be repurchased.

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
January 1, 2010 through July 31, 2010	—	—	—	35,231
August 1, 2010 through August 31, 2010	2,200	$6.88	2,200	33,031
September 1, 2010 through December 31, 2010	—	—	—	33,031

	2,200	$6.88	2,200	33,031

Item 6. Selected Financial Data
     Not applicable
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2010 and 2009 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2010 and 2009, included herein.
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
•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s plans to continue to invest in research and development efforts, expedite internal product development and invest in technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•	The Company’s belief that sales growth will occur in China and India due to increased sales efforts —These efforts may be impacted by economic, political and social conditions in these foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, lack of market acceptance of the Company’s products, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future sources of sales growth and profitability, including from photo resist film, export markets and other products the Company sells—The sources of future increases to the Company’s sales and profitability, and the Company’s ability to increase sales or profitability at all, may be impacted by lack of market acceptance for the Company’s products, adverse changes to the global economy and consumer confidence, the adequacy of the Company’s intellectual property protections, the Company’s ability to customize its products for new markets, the Company’s ability to maintain the quality of its receivables while adding customers in new markets and the Company’s ability to maintain its reputation for quality products.
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
     Income Taxes. At December 31, 2010, the Company had net current deferred tax assets of $157,000 and net noncurrent deferred tax liabilities of $171,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge during 2009 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely that this asset will not be realized. The fully reserved $323,000 deferred tax asset related to the capital loss can be carried back two years and carried forward four years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At December 31, 2009 the Company had recorded a liability of $27,000 related to an uncertain tax position which was eliminated during 2010 and had no reserves for uncertain tax positions at December 31, 2010.
     Investments in Non-Marketable Equity Securities. The carrying value of financial instruments, such as cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short term nature. The Company does not hold or issue financial instruments for trading purposes. The Company’s investment in non-marketable securities was comprised of shares in iTi and previously carried at cost. In 2009, the Company recorded an impairment charge of $918,951, reducing the investment in iTi to $0, because iTi was unable to fund operations, acquire financing or negotiate the sale of the Company. iTi has since ceased operations and has been liquidated.
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
Sales are reported on a net basis by deducting credits, estimated normal returns and discounts. The Company’s return policy does not vary by geography. The customer has no rotation or price protection rights and the Company is not under a warranty obligation except for a minimal obligation related to six months of service on the DTX printer sold in 2010. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.
Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Sales. The Company’s net sales increased 9.2% in 2010 to a record $16.5 million compared to net sales of $15.1 million in 2009. Strong sales in Europe and Latin America drove a 17.1% Export sales increase for 2010 compared to 2009. IKONICS Imaging also realized a 19.9% sales increase over 2009. Over one-half of the IKONICS Imaging sales increase was related to the Company’s new business initiatives. Sales to the awards and trophy market also grew in 2010. Partially offsetting these sales increases, Domestic sales decreased 2.0% in 2010 due to lower private label film shipments.
     Gross Profit. Gross profit was $6.8 million, or 41.1% of sales, in 2010 and $6.1 million, or 40.1% of sales, in 2009. Export gross profit percentage increased to 30.0% in 2010 compared to 26.5% in 2009 due to higher volumes and an improved sales mix. Improved volumes and sales mix also accounted for IKONICS Imaging’s gross profit percentage increase from 44.3% in 2009 to 45.5% in 2010. Domestic gross profit percentage improved slightly from 47.1% in 2009 to 47.4% in 2010.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses of $4.6 million, or 27.7% of sales, in 2010 were comparable to selling general and administrative expenses in 2009 of $4.5 million, or 30.0% of sales.
     Research and Development Expenses. Research and development expenses in 2010 were $696,000, or 4.2% of sales, versus $654,000, or 4.3% of sales, in 2009. The 2010 increase is related primarily to the $31,000 abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.
     Gain on Sale of Non-Marketable Equity Securities. The Company realized a gain of $29,800 in 2009 on the sale of its investment in the common and preferred stock of Apprise Technologies, Inc. The original sale took place during 2007. The final $29,800 received in 2009 was related to a portion of the original sales price that was placed in escrow at the time of the sale for indemnification obligations as part of the agreement between Apprise and its purchaser. The Company did not have any non-marketable equity securities as of December 31, 2010 and accordingly did not have any gain on any such securities during 2010.

     Loss on Investment in Non-Marketable Equity Securities . The Company’s 2009 investment in non-marketable securities was comprised of shares in iTi and was previously carried at cost. Non-marketable securities are not adjusted to fair value on a recurring basis; however, they are assessed for an other than temporary decline in fair value. A decline in the market value for these securities that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. An impairment analysis was conducted in accordance with applicable accounting standards in 2009, and the Company recorded an impairment charge of $919,000, which represents a full write-off of the Company’s investment in iTi to $0. The Company did not have any loss on investments in non-marketable equity securities in 2010.
     Interest Income. The Company earned $19,700 of interest income in 2010 compared to $8,000 in 2009. The interest earned in 2010 and 2009 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with remaining maturities ranging from 2 to 12 months.
     Income Taxes. During 2010, the Company realized income tax expense of $440,000, or an effective rate of 28.3%, compared to income tax expense of $296,000 in 2009. Income tax expense in 2010 and 2009 was impacted by derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the year. A $27,000 liability was derecognized in 2010 while a $21,000 liability was derecognized in 2009. During 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. Income tax expense in 2010 and 2009 also benefitted from the domestic manufacturing deduction, and research and development credits. In 2009 the Company did not receive a tax benefit from the $919,000 loss on investment in non-marketable equity securities since the Company recorded a full valuation allowance against the deferred tax asset resulting from the loss on the capital asset impairment charge, as it is currently more likely that the deferred tax asset will not be realized.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash was $1,291,000 and $1,305,000 at December 31, 2010 and 2009, respectively. In addition to its cash, the Company also held $2,218,000 of short term investments as of December 31, 2010 and $802,000 of short term investments as of December 31, 2009. The Company generated $1,601,000 in cash from operating activities during 2010, compared to generating $1,374,000 of cash from operating activities in 2009. Cash provided by operating activities is primarily the result of the net income (loss) adjusted for non-cash loss and gain on investments, non-cash depreciation and amortization, loss on intangible asset abandonment, deferred taxes, and certain changes in working capital components discussed in the following paragraph.
     During 2010, trade receivables decreased by $132,000. The decrease in receivables was driven by improved collection related to an improved economy. Inventory levels increased $127,000 due to higher levels of raw material and finished goods to support the increase in sales volumes. Prepaid expenses and other assets increased $3,000. Accounts payable increased $155,000 due to of the timing of payments to and purchases from vendors. Accrued liabilities decreased $114,000 due to the timing of payroll and the derecognizing of a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the year. Income taxes payable decreased $73,000 reflecting 2010 estimated tax payments.
     During 2010, investing activities used $1,637,000. The Company invested $2,621,000 in fully insured certificates of deposits with six $200,000 certificates of deposit maturing during 2010. Purchases of property and equipment totaled $189,000. These capital expenditures were mainly for production equipment and three vehicles for sales persons. The Company received $22,000 from vehicle and equipment sales during 2010. Also during 2010, the Company incurred $54,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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
     During 2010 the Company received $23,000 from financing activities. The Company received $37,000 from the issuance of 8,500 shares of common stock from the exercise of stock options and the Company repurchased 2,200 shares of it own stock for $15,000. The Company used $124,000 in financing activities during 2009 to repurchase 26,926 shares of its own stock
     A bank line of credit exists providing for borrowings of up to $1,250,000. The line of credit is collateralized by trade receivables and inventory and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during 2010 and 2009 and there were no borrowings outstanding as of December 31, 2010 and 2009. There are no financial covenants related to the line of credit.
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
Capital Expenditures
     In 2010, the Company had $189,000 in capital expenditures. These capital expenditures were mainly for production equipment and three vehicles for sales persons.
     In 2009, the Company made $90,000 in capital expenditures, mainly for equipment to support the Company’s new business initiatives and research activities.
     The Company expects capital expenditures in 2011 of approximately $600,000. Plans for capital expenditures include two mandatory elevator and manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS’ laboratory, research and development to improve measurement and quality control processes and a vehicle. These commitments are expected to be funded with cash generated from operating activities.
International Activity
     The Company markets its products in numerous countries in all regions of the world, including North America, Europe, Latin America, and Asia. The Company’s 2010 foreign sales of $5,421,000 were approximately 32.8% of total sales, compared to the 2009 foreign sales of $4,629,000, which were 30.6% of total sales. The increase in foreign sales in 2010 was primarily due to growth in both Europe and Latin America. The Company anticipates sales growth in India and China due to increased sales efforts. Fluctuations in certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2010. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2010 or 2009.

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
     In 2010, the Company made substantial progress on its new business initiatives. Photomachining and sound deadening were in commercial operation supplying product to major electronics, defense and aerospace customers. A DTX printer was sold in the fourth quarter of 2010; it is performing to expectations and generating sales of related consumables. In 2010, the Company entered into a strategic alliance with Colour Scanner Technology GMBH for the supply and marketing of DTX printers. The Company was also awarded a European patent on its DTX technology in 2010.
     In 2010, the Company developed and applied for a patent on its I-HE photo resist film for the etching of electronic wafers and developed I-XE low silicone photo resist film for the aerospace industry. The Company believes both films have been well received and have begun to generate profitable sales which the Company believes will continue in 2011.
     Export sales grew by 17% in 2010 and the Company expects continued growth in 2011 as the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.
     In 2010, the Company’s traditional domestic screen print stencil business was flat. The Company anticipates growth in this area in 2011 with an improving economy and new sales efforts. Sales to the awards and recognition market of the Company’s sandblast resist films rebounded in 2010 with the improving economy, and the Company expects that trend to continue in 2011.
     Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Recent Accounting Pronouncements
     None
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable

Item 8. Financial Statements
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
IKONICS Corporation
We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Duluth, Minnesota
March 3, 2011

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS:
Cash (Note 7)	$1,291,383	$1,304,586
Short-term investments	2,217,990	802,165
Trade receivables, less allowance of $60,000 in 2010 and $78,000 in 2009 (Notes 5, 7, and 8)	1,883,428	2,015,798
Inventories (Notes 1 and 8)	2,198,064	2,070,602
Prepaid expenses and other assets	63,965	61,337
Deferred income taxes (Note 2)	157,000	163,000

Total current assets	7,811,830	6,417,488

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,888,445	5,883,794
Machinery and equipment	2,455,238	2,456,218
Office equipment	642,100	741,895
Vehicles	234,650	241,006

	9,220,433	9,322,913
Less accumulated depreciation	4,207,500	4,088,669

	5,012,933	5,234,244

INTANGIBLE ASSETS, less accumulated amortization of $376,983 in 2010 and $325,576 in 2009 (Note 3)	317,168	345,540

	$13,141,931	$11,997,272

IKONICS CORPORATION
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts Payable	$441,830	$286,610
Accrued compensation	282,196	337,365
Other accrued liabilities (Note 2)	45,868	104,408
Income taxes payable	8,090	80,803

Total current liabilities	777,984	809,186

DEFERRED INCOME TAXES (Note 2)	171,000	162,000

Total liabilities	948,984	971,186

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares:
issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares:
issued and outstanding 1,973,357 shares in 2010 and 1,967,057 shares in 2009 (Note 6)	197,336	196,706
Additional paid-in capital	2,263,176	2,198,289
Retained earnings	9,732,435	8,631,091

Total stockholders’ equity	12,192,947	11,026,086

	$13,141,931	$11,997,272

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
NET SALES	$16,517,338	$15,121,617

COST OF GOODS SOLD	9,713,054	9,054,771

GROSS PROFIT	6,804,284	6,066,846

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES	4,574,452	4,543,448

RESEARCH AND DEVELOPMENT EXPENSES	695,593	653,747

	5,270,045	5,197,195

INCOME FROM OPERATIONS	1,534,239	869,651

GAIN ON SALE OF NON-MARKETABLE EQUITY SECURITIES	—	29,762

LOSS ON INVESTMENT IN NON-MARKETABLE EQUITY SECURITIES	—	(918,951)

INTEREST INCOME	19,681	8,178

INCOME (LOSS) BEFORE INCOME TAXES	1,553,920	(11,360)

FEDERAL AND STATE INCOME TAXES (Note 2)	440,000	296,000

NET INCOME (LOSS)	$1,113,920	$(307,360)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.56	$(0.16)

Diluted	$0.56	$(0.16)

WEIGHTED AVERAGE COMMON SHARES:
Basic	1,971,717	1,973,739

Diluted	1,973,447	1,973,739

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2008	1,993,983	$199,398	$2,202,888	$9,031,354	$11,433,640

Net loss	—	—	—	(307,360)	(307,360)
Common Stock Repurchased	(26,926)	(2,692)	(28,249)	(92,903)	(123,844)
Stock based compensation and related tax benefit	—	—	23,650	—	23,650

BALANCE AT DECEMBER 31, 2009	1,967,057	196,706	2,198,289	8,631,091	11,026,086

Net income	—	—	—	1,113,920	1,113,920
Exercise of stock options	8,500	850	36,890	—	37,740
Common stock repurchased	(2,200)	(220)	(2,334)	(12,576)	(15,130)
Tax benefit resulting from stock option exercises			914		914
Stock based compensation and related tax benefit	—	—	29,417	—	29,417

BALANCE AT DECEMBER 31, 2010	1,973,357	$197,336	$2,263,176	$9,732,435	$12,192,947

See notes to financial statements.

IKONICS CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,113,920	$(307,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	402,027	424,573
Amortization	51,407	55,251
Stock based compensation	29,417	23,650
(Gain) loss on sale of equipment and vehicles	(13,766)	8,059
Loss on intangible asset abandonment	31,372	12,700
Gain on sale of non-marketable equity securities	—	(29,762)
Loss on investment in non-marketable equity securities	—	918,951
Deferred income taxes	15,000	(48,000)
Changes in working capital components:
Trade receivables	132,370	61,360
Inventories	(127,462)	38,562
Prepaid expenses and other assets	(2,628)	130,864
Income tax refund receivable	—	185,869
Accounts payable	155,220	(178,173)
Accrued liabilities	(113,709)	(3,233)
Income taxes payable	(71,799)	80,803

Net cash provided by operating activities	1,601,369	1,374,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(189,150)	(90,313)
Proceeds from sale of equipment and vehicles	22,200	25,500
Purchases of intangibles	(54,407)	(10,206)
Purchases of short-term investments	(2,621,393)	(1,002,165)
Proceeds from sale of short-term investments	1,205,568	200,000
Proceeds from sale of non-marketable equity securities	—	29,762

Net cash used in investing activities	(1,637,182)	(847,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(15,130)	(123,844)
Proceeds from exercise of stock options	37,740	—

Net cash provided by (used in) financing activities	22,610	(123,844)

NET INCREASE (DECREASE) IN CASH	(13,203)	402,848

CASH AT BEGINNING OF YEAR	1,304,586	901,738

CASH AT END OF YEAR	$1,291,383	$1,304,586

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid for income taxes, net of refunds received of $81,422 and $119,423, respectively	$531,799	$96,380

See notes to financial statements.

IKONICS CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Foreign export sales approximated 32.8% of net sales in 2010 and 30.6% of net sales in 2009. The Company’s accounts receivable at December 31, 2010 and 2009 due from foreign customers were 38.5% and 36.7%, respectively. The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days. No single customer represented greater than 10% of net sales in 2010 or in 2009.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through March 3, 2011, the date the financial statements were issued.

A summary of the Company’s significant accounting policies follows:

Short-Term Investments — Short-term investments consist of $2,217,990 and $802,165 of fully insured certificates of deposit with maturities ranging from one to twelve months as of December 31, 2010 and 2009, respectively.

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

A small percentage of the accounts receivable balance is denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year spot rate in accordance with FASB ASC 830, Foreign Currency Matters. Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Stockholders’ Equity and Cash Flows for 2010 and 2009.

Inventories — Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out cost method had been used, inventories would have been approximately $993,000 and $893,000 higher than reported at December 31, 2010 and 2009, respectively. During 2009, certain inventory quantities were reduced, which resulted in liquidations of LIFO inventory layers. The liquidations decreased cost of goods sold by approximately $59,000 in 2009. No layers were liquidated in 2010. The major components of inventories, net of the allowance for obsolescence, are as follows:

	2010	2009
Raw materials	$1,403,875	$1,333,549
Work-in-progress	294,006	277,876
Finished goods	1,493,226	1,351,736
Reduction to LIFO cost	(993,043)	(892,559)

Total inventories	$2,198,064	$2,070,602

Depreciation — Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3
Intangible Assets — Intangible assets consist primarily of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms. Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value of the intangibles to their future undiscounted cash flows. To the extent the undiscounted cash flows are less than the carrying value, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.
As of December 31, 2010 the remaining estimated weighted average useful lives of intangible assets are as follows:

Years
Patents	16.5
Licenses	5.0
Non-compete agreements	3.5
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
Sales are reported on a net basis by deducting credits, estimated normal returns and discounts. The Company’s return policy does not vary by geography. The customer has no rotation or price protection rights and the Company is not under a warranty obligation except for a minimal obligation related to six months of service on the DTX printer sold in 2010. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

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

Earnings (loss) Per Common Share (EPS) — Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares, when dilutive, that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued. For the year ended December 31, 2009, the effect of all stock-based awards were anti-dilutive due to the net loss incurred and, therefore, they were not included in the computation of per share amounts.

Shares used in the calculation of diluted EPS are summarized below:

	2010	2009
Weighted average common shares outstanding	1,971,717	1,973,739
Dilutive effect of stock options	1,730	—

Weighted average common and common equivalent shares outstanding	1,973,447	1,973,739

At December 31, 2010, options to purchase 16,250 shares of common stock with a weighted average exercise price of $7.89 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive. If the Company had been in a net income position in 2009, 28,000 options with a weighted average exercise price of $4.83 would have been included as part of the weighted average common as the options would have been dilutive.
Employee Stock Plan — The Company accounts for employee stock options under the provision of ASC 718 Compensation — Stock Compensation.
Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts receivable, the reserve for inventory obsolescence and the valuation allowance for deferred tax assets.

2.	INCOME TAXES
Income tax expense (benefit) for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Current:
Federal	$428,000	$325,000
State	(3,000)	19,000

	425,000	344,000
Deferred	15,000	(48,000)

	$440,000	$296,000

The expected provision (benefit) for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2010 and 2009 to income before taxes, is reconciled to income tax expense as follows:

	2010	2009
Expected provision (benefit) for federal income taxes	$544,000	$(5,000)
State income taxes, net of federal benefit	(2,100)	15,300
Reversal of uncertain tax positions	(27,000)	(21,000)
Domestic manufacturers deduction	(50,100)	(12,800)
Non-deductible meals, entertainment, and life insurance	20,400	16,300
Valuation allowance for capital loss on investment in non-marketable equity securities	—	331,000
Research and development credit	(16,600)	(14,800)
Other	(28,600)	(13,000)

	$440,000	$296,000

Net deferred tax assets (liabilities) consist of the following as of December 31, 2010 and 2009:

	2010	2009
Accrued vacation	$21,000	$23,000
Inventories	113,000	114,000
Allowance for doubtful accounts	12,000	18,000
Allowance for sales returns	11,000	11,000
Capital loss carryforward	323,000	331,000
Less valuation allowance	(323,000)	(331,000)

	157,000	166,000
Deferred tax liabilities:
Property and equipment and other assets	(160,000)	(160,000)
Intangible assets	(11,000)	(3,000)
Prepaid expenses	—	(2,000)

Net deferred tax assets (liabilities)	$(14,000)	$1,000

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2010 and 2009 as follows:

	2010	2009
Current assets	$157,000	$163,000
Noncurrent assets (liabilities)	(171,000)	(162,000)

	$(14,000)	$1,000

At December 31, 2010 and 2009, the Company established a valuation allowance against its deferred tax asset related to the Company’s $919,000 loss on its investment in non-marketable equity securities since it is more likely that the deferred tax asset will not be realized. The deferred tax asset and valuation allowance at December 31, 2010 and December 31, 2009 was $323,000 and $331,000, respectively. In 2010 the Company was able to offset $8,000 of the deferred tax asset with the gain realized on its 2007 sale of its investments in Apprise Technologies. As of December 31, 2010 the remaining deferred tax asset related to the capital loss can be carried back two years and carried forward four years and must be offset by a capital gain.
The Company accounts for its uncertain tax positions under the provisions of FASB ASC 740, Income Taxes. During 2010 and 2009, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for open years expired, resulting in decreases in income tax expense of $27,000 in 2010 and $21,000 in 2009. As of December 31, 2010, there was no liability for unrecognized tax benefits compared to a liability of $27,000 as of December 31, 2009. The liability for unrecognized tax benefits was included in other accrued liabilities.
It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company had accrued approximately $8,000 of interest related to uncertain tax positions at December 31, 2009. The unrecognized tax benefits at December 31, 2009 relate to taxation of foreign export sales. At December 31, 2010 there is no accrual for interest related to uncertain tax positions as there is no liability for unrecognized tax benefits at December 31, 2010.
The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2007, 2008, 2009 and 2010.
A reconciliation of the beginning and ending amounts of unrecognized tax benefit for 2010 and 2009 is as follows:

Balance at January 1, 2009	$48,000
Expiration of the statute of limitations for the assessment of taxes	(21,000)

Balance at December 31, 2009	27,000
Expiration of the statute of limitations for the assessment of taxes	(27,000)

Balance at December 31, 2010	$—

3.	INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, licenses and covenants not to compete arising from business combinations. Capitalized patent application costs are included with patents. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. In 2010 the Company wrote off $31,000 of costs related to patent applications compared to $13,000 written off in 2009. No other impairment adjustments to intangible assets were made during the year ended December 31, 2010 or 2009.

Intangible assets at December 31, 2010 and 2009 consist of the following:

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents	$291,151	$(123,489)	$268,116	$(115,872)
Licenses	100,000	(67,500)	100,000	(59,376)
Non-compete agreements	303,000	(185,994)	303,000	(150,328)

	$694,151	$(376,983)	$671,116	$(325,576)

Aggregate amortization expense:			2010	2009

For the years ended December 31			$51,407	$55,251
Estimated amortization expense for the years ending December 31:

2011	46,000
2012	46,000
2013	41,000
2014	12,000
2015	9,000
In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements. The Company incurred $87,000 of expense under these agreements during 2010, and $74,000 during 2009 which have been included in selling, general and administrative expenses in the Statements of Operations.
4.	RETIREMENT PLAN
The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes up to 5% of each eligible employee’s compensation. Total retirement expense for the years ended December 31, 2010 and 2009 was approximately $188,000 and $175,000, respectively.
5.	SEGMENT INFORMATION
The Company’s reportable segments are strategic business units that offer different products and have a varied customer base. There are three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film which is sold to distributors located in the United States. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States. It is also in the market for etched industrial ceramics, glass and silicon wafers, sound deadening products for aerospace; and is developing and selling proprietary inkjet technology. Export sells primarily the same products as Domestic and IKONICS Imaging to foreign customers. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

Management evaluates the performance of each segment based on the components of divisional income, and with the exception for accounts receivable, does not allocate assets and liabilities to segments. Financial information with respect to the reportable segments follows:
For the year ended December 31, 2010:

			IKONICS
	Domestic	Export*	Imaging	Other	Total
Net sales	$6,653,723	$5,420,601	$4,443,014	$—	$16,517,338
Cost of goods sold	3,497,971	3,792,335	2,422,748	—	9,713,054

Gross profit	3,155,752	1,628,266	2,020,266	—	6,804,284
Selling, general and Administrative	973,623	571,826	1,128,508	1,900,495	4,574,452
Research and Development	—	—	—	695,593	695,593

Income (loss) from Operations	$2,182,129	$1,056,440	$891,758	$(2,596,088)	$1,534,239

For the year ended December 31, 2009:

			IKONICS
	Domestic	Export*	Imaging	Other	Total
Net sales	$6,788,355	$4,628,855	$3,704,407	$—	$15,121,617
Cost of goods sold	3,589,054	3,400,896	2,064,821	—	9,054,771

Gross profit	3,199,301	1,227,959	1,639,586	—	6,066,846
Selling, general and Administrative	944,273	552,616	1,112,485	1,934,074	4,543,448
Research and Development	—	—	—	653,747	653,747

Income (loss) from Operations	$2,255,028	$675,343	$527,101	$(2,587,821)	$869,651

Trade receivables as of December 31, 2010 and 2009:

	2010	2009
Domestic	$874,535	$976,967
Export	725,007	740,547
IKONICS Imaging	325,334	331,117
Other	(41,448)	(32,833)

Total	$1,883,428	$2,015,798

*	In 2010 and 2009, the Company marketed its products in various countries throughout the world. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company’s results of operations are affected by fluctuations in foreign currency exchange rates. No single foreign country accounted for more than 10% of the Company’s net sales for 2010 and 2009.
Sales to foreign customers were 32.8% and 30.6% of the Company’s net sales for 2010 and 2009, respectively.

6.	STOCK OPTIONS
The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a three year period. A total of 125,573 shares of common stock are reserved for additional grants of options under the plan at December 31, 2010.
Under the plan, the Company charged compensation cost of $29,417 and $23,650 against income in 2010 and 2009, respectively.
As of December 31, 2010, there was approximately $36,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.
Proceeds from the exercise of stock options were $37,740 for 2010. There were no options exercised in 2009.
The fair value of options granted during 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2010	2009
Dividend yield	0%	0%
Expected volatility	45.2%	47.2%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.5%	2.0%
Fair value of each option on grant date	$3.08	$2.10
There were 4,000 options and 21,750 options granted during 2010 and 2009, respectively.
FASB ASC 718, Compensation — Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture expense and prospective actuarial analysis, estimated at 2%.
A summary of the status of the Company’s stock option plan as of December 31, 2010 and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(years)	Value
Outstanding at January 1, 2010	45,500	$5.91
Granted	4,000	7.39
Exercised	(8,500)	4.44
Expired and forfeited	(500)	5.00

Outstanding at December 31, 2010	40,500	$6.38	2.65	$38,386

Vested or expected to vest at December 31, 2010	40,500	$6.38	2.65	$38,386

Exercisable at December 31, 2010	19,583	$6.95	1.88	$11,593

The weighted-average grant date fair value of options granted was $3.08 and $2.10 for the years ended December 31, 2010 and 2009, respectively. The total intrinsic value of options exercised was $24,945 for the year ended December 31, 2010. There were no options exercised in 2009.
The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average	Exercisable at	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Range of Exercise Price	2010	Life (years)	Price	2010	Price
$5.00 -$5.99	19,000	3.31	$5.00	5,500	$5.00
$6.00 -$6.99	5,250	2.58	$6.71	3,500	$6.71
$7.00 - $8.99	16,250	1.90	$7.89	10,583	$8.05

	40,500	2.65	$6.38	19,583	$6.95

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily at one financial institution in a partially insured checking account that does not provide for interest. Instead, the account earns credits which offset banking fees.

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

The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each October 31, is collateralized by trade receivables and inventories, and bears interest at 2.5 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2010 and 2009. There are no financial covenants related to the line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information included in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. The following information completes the Company’s response to this Item 9.
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
Item 11. Executive Compensation
     The information included in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information included in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information included in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference. The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.
Item 14. Principal Accountant Fees and Services
     The information included in the Company’s definitive proxy statement for the 2011 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2011.

IKONICS CORPORATION
By	/s/ William C. Ulland
William C. Ulland,
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2011.

/s/ William C. Ulland

William C. Ulland, Chairman,
Chief Executive Officer and
President (Principal Executive Officer)

/s/ Jon Gerlach

Jon Gerlach,
Chief Financial Officer and
Vice President of Finance
(Principal Financial and Accounting Officer)

Charles H. Andresen*	Director

Rondi Erickson*	Director

H. Leigh Severance*	Director

Gerald W. Simonson*	Director

Lockwood Carlson*	Director

David O. Harris*	Director

*	William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference

3.2	By-Laws of the Company, as amended.	Incorporated by Reference

4	Specimen of Common Stock Certificate	Incorporated by Reference

10.1	IKONICS Corporation 1995 Stock Incentive Plan, as amended	Filed electronically

14	Code of Ethics	Incorporated by Reference

23	Consent of Independent Registered Public Accounting Firm	Filed Electronically

24	Powers of Attorney	Filed Electronically

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically

32	Section 1350 Certifications	Filed Electronically