Form 10-Q
period 2011-03-31
IKONICS CORP
filed 2011-05-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
     Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,981,607 shares outstanding as of April 25, 2011.
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

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$752,262	$1,291,383
Short-term investments	2,222,538	2,217,990
Trade receivables, less allowance of $60,000 in 2011 and 2010	1,948,761	1,883,428
Inventories	2,767,940	2,198,064
Prepaid expenses and other assets	131,874	63,965
Income taxes receivable	4,574	—
Deferred income taxes	157,000	157,000

Total current assets	7,984,949	7,811,830

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,891,696	5,888,445
Machinery and equipment	2,472,354	2,455,238
Office equipment	688,476	642,100
Vehicles	234,650	234,650

	9,287,176	9,220,433
Less accumulated depreciation	4,305,988	4,207,500

	4,981,188	5,012,933

INTANGIBLE ASSETS, less accumulated amortization of $389,597 in 2011 and $376,983 in 2010	328,093	317,168

	$13,294,230	$13,141,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$522,499	$441,830
Accrued compensation	241,824	282,196
Other accrued expenses	73,255	45,868
Income taxes payable	—	8,090

Total current liabilities	837,578	777,984

DEFERRED INCOME TAXES	171,000	171,000

Total liabilities	1,008,578	948,984

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,981,357 shares in 2011 and 1,973,357 shares in 2010	198,136	197,336
Additional paid-in capital	2,317,739	2,263,176
Retained earnings	9,769,777	9,732,435

Total stockholders’ equity	12,285,652	12,192,947

	$13,294,230	$13,141,931

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months
	Ended March 31
	2011	2010
NET SALES	$3,653,099	$3,684,577
COST OF GOODS SOLD	2,186,256	2,200,782

GROSS PROFIT	1,466,843	1,483,795
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,343,641	1,200,389
RESEARCH AND DEVELOPMENT EXPENSES	99,911	160,704

INCOME FROM OPERATIONS	23,291	122,702
INTEREST INCOME	4,562	3,519

INCOME BEFORE INCOME TAXES	27,853	126,221
INCOME TAX BENEFIT	9,489	22,120

NET INCOME	$37,342	$148,341

EARNINGS PER COMMON SHARE:
Basic	$0.02	$0.08

Diluted	$0.02	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,976,523	1,967,057

Diluted	1,981,114	1,969,433

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,342	$148,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	98,488	101,147
Amortization	12,614	13,813
Stock based compensation	6,126	6,846
Changes in working capital components:
Trade receivables	(65,333)	(32,755)
Inventories	(569,876)	74,100
Prepaid expenses and other assets	(67,909)	(54,576)
Income taxes receivable	(4,574)	—
Accounts payable	80,669	93,136
Accrued liabilities	(12,985)	(122,075)
Income taxes payable	(14,562)	(43,535)

Net cash provided by (used in) operating activities	(500,000)	184,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(66,743)	(68,408)
Proceeds from sale of vehicles	—	8,434
Purchase of intangibles	(23,539)	(9,880)
Purchase of short-term investments	(813,224)	(203,402)
Proceeds from maturity of short-term investments	808,676	200,000

Net cash used in investing activities	(94,830)	(73,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	55,709	—

NET INCREASE (DECREASE) IN CASH	(539,121)	111,186
CASH AT BEGINNING OF PERIOD	1,291,383	1,304,586

CASH AT END OF PERIOD	$752,262	$1,415,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid for income taxes, net of refunds received of $74,156 in 2010	$9,647	$56,415

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2011, and the related statements of income and cash flows for the three months ended March 31, 2011 and 2010 have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2011, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.
2.	Short Term Investments

The Company’s $2,223,000 of short-term investments is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 0.3% to 1.7%.
3.	Inventories

The major components of inventory are as follows:

	Mar 31, 2011	Dec 31, 2010
Raw materials	$1,886,335	$1,403,875
Work-in-progress	340,526	294,006
Finished goods	1,560,767	1,493,226
Reduction to LIFO cost	(1,019,688)	(993,043)

Total Inventory	$2,767,940	$2,198,064

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
4.	Earnings Per Common Share (EPS)

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
Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2011	Mar 31, 2010
Weighted average common shares outstanding	1,976,523	1,967,057
Dilutive effect of stock options	4,591	2,376

Weighted average common and common equivalent shares outstanding	1,981,114	1,969,433

Options to purchase 7,250 shares of common stock with a weighted average price of $8.22 were outstanding during the quarter ended March 31, 2011, but were excluded from the computation of common share equivalents because they were anti-dilutive. For the quarter ended March 31, 2010, options to purchase 17,500 shares of common stock with a weighted average price of $7.65 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.
5.	Stock-based Compensation
The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 125,573 shares of common stock are reserved for additional grants of options under the plan at March 31, 2011.
The Company charged compensation cost of approximately $6,100 and $6,800 against income for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 there was approximately $30,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.
The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three month period ending March 31, 2011 and 2010, respectively. The Company’s APIC pool totaled approximately $111,000 at March 31, 2011 and December 31, 2010, respectively.
Proceeds from the exercise of stock options were $56,000 for the three months ended March 31, 2011. There were no options exercised during the three months ended March 31, 2010.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
Stock option activity during the three months ended March 31, 2011 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	40,500	$6.38
Granted	—	—
Exercised	(8,000)	6.96
Expired and forfeited	—	—

Outstanding at March 31, 2011	32,500	6.24

Exercisable at March 31, 2011	11,583	6.94

The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2011 was approximately $53,000 and $13,000, respectively.
6. Segment Information
The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. In previous years there were three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. The IKONICS Imagining segment also included products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which beginning in 2011 the Company now defines as Micromachining. In addition IKONICS Imaging included products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX). Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micromachining or DTX. Beginning in 2011, the Company no longer includes Micromaching and DTX financial information under the IKONICS Imaging segment. The financial information for Micromaching and DTX are combined into a new segment called “Other”. As the Company is unable to provide comparable 2010 financial information for the newly defined segments, the Company will disclose in 2011 both the new basis and old basis of segment reporting. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables which is allocated based on the old segmentation. Financial information with respect to the reportable segments follows:

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
For the three months ended March 31, 2011 (old segment method):

			IKONICS
	Domestic	Export	Imaging	Unalloc.	Total
Net sales	$1,331,049	$1,196,213	$1,125,837	$—	$3,653,099
Cost of goods sold	746,008	881,726	558,522	—	2,186,256

Gross profit	585,041	314,487	567,315	—	1,466,843
Selling, general and administrative*	276,505	132,474	495,730	438,932	1,343,641
Research and development*	—	—	—	99,911	99,911

Income from operations	$308,536	$182,013	$71,585	$(538,843)	$23,291

For the three months ended March 31, 2010 (old segment method):

	Domestic	Export	IKONICS Imaging	Unalloc.	Total
Net sales	$1,500,171	$1,156,790	$1,027,616	$—	$3,684,577
Cost of goods sold	798,205	801,008	601,569	—	2,200,782

Gross profit	701,966	355,782	426,047	—	1,483,795
Selling, general and administrative*	230,855	158,659	284,661	526,214	1,200,389
Research and development*	—	—	—	160,704	160,704

Income from operations	$471,111	$197,123	$141,386	$(686,918)	$122,702

For the three months ended March 31, 2011 (new segment method):

			IKONICS
	Domestic	Export	Imagining	Other	Unalloc.	Total
Net sales	$1,331,049	$1,196,213	$890,919	$234,918	$—	$3,653,099
Cost of goods sold	746,008	881,726	456,267	102,255	—	2,186,256

Gross profit	585,041	314,487	434,652	132,663	—	1,466,843
Selling general and adminstrative*	276,505	132,474	297,240	198,490	438,932	1,343,641
Research and development*					99,911	99,911

Income from operations	$308,536	$182,013	$137,412	$(65,827)	$(538,843)	$23,291

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
Accounts receivable related to the “Other” segment are included in IKONICS Imaging. Accounts receivable by segment as of March 31, 2011 and December 31, 2010 were as follows:

	Mar 31, 2011	Dec 31, 2010
Domestic	$832,639	$874,535
Export	751,464	725,007
IKONICS Imaging	378,625	325,334
Unallocated	(13,967)	(41,448)

Total	$1,948,761	$1,883,428

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
7.	Income Taxes
The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. During the first quarter of 2010, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $27,000 for the first quarter of 2010. As of March 31, 2011 and 2010, there was no liability for unrecognized tax benefits.
The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2007, 2008, 2009, and 2010.

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
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2011 and for the same period of 2010. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.
Factors that May Affect Future Results
•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2011 compared to the tax benefit recorded in the first three months of 2011—The effective tax rate for the final nine months of 2011 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.
•	The Company’s belief that the quality of its trade receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.
•	The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires on October 30, 2011—This expectation may be impacted by factors such as changes in credit markets, the interest rate environment, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.
•	The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.
•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.
•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.
•	The Company’s expectation that research and development spending will grow and return to historic levels—These plans and expectations may be impacted by the Company’s ability to identify, hire and retain qualified personnel, unexpected changes to resource requirements for other areas of the Company’s business and the overall performance of the Company.
•	The Company’s beliefs as to the future performance of its new technologies or particular segments—Actual performance may be impacted by general market conditions or conditions in particular industries in which the Company’s products are used (including the aerospace and automotive industries), changes to the competitive landscape in the industries in which the Company competes (including pricing pressures from existing or future competitors), lack of acceptance of new products or technologies or increases to raw materials costs used to produce the Company’s products.
•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.
•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the industries in which the Company sells products, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Trade Receivables. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers. A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year spot rate in accordance with guidance related to foreign currency matters.
     Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.
     Income Taxes. At March 31, 2011, the Company had net current deferred tax assets of $157,000 and net noncurrent deferred tax liabilities of $171,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of a $919,000 impairment charge in 2009 related to an investment in a non-marketable equity security, the

Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as of March 31, 2011 and December 31, 2010 as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried back three years and carried forward five years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At March 31, 2011 the Company had no reserves for uncertain tax positions.
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
Results of Operations
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010
     Net Sales. The Company realized a 0.9% sales decrease during the first quarter of 2011 with sales of $3.7 million for the comparable periods. Lower film sales resulted in Domestic sales being down 11.3% in the first quarter of 2011. First quarter Domestic sales in 2010 benefitted from a large private label sales which did not occur in 2011. Partially offsetting the Domestic sales decrease were sales into the Micromachining and DTX markets which grew from $134,000 in the first quarter of 2010 to $235,000 in the first quarter of 2011. Export sales were 3.4% higher during the first quarter of 2011 due stronger sales in both Asia and Europe partially offset by weaker Latin American sales. IKONICS Imaging sales into the awards and recognition markets were flat for the first quarter of 2011 when compared to the same period last year.
     Gross Profit. Gross profit was $1.5 million, or 40.2% of sales, in first quarter of 2011 compared to $1.5 million, or 40.3% of sales, for the same period in 2010. The decrease in higher margin Domestic film sales resulted in a decrease in the Domestic gross margin in the first quarter from 46.8% in 2010 to 44.0% in 2011. Raw materials price increases have also unfavorably affected 2011 first quarter margins. Gross margins were favorably impacted by the increase in the higher margin sales related to Micromachining and DTX.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million, or 36.8% of sales, in the first quarter of 2011 compared to $1.2 million, or 32.6% of sales, for the same period in 2010. The increase in selling, general and administrative expenses reflects higher personnel and consulting costs related to supporting the Company’s Micromachining and DTX initiatives. Part of the higher personnel expenses are related to resources that were previously assigned to research and development, but have been reassigned to focus exclusively on Micromachining and DTX.
     Research and Development Expenses. Research and development expenses during the first quarter of 2011 were $100,000, or 2.8% of sales, versus $161,000, or 4.4% of sales, for the same period in 2010. The decrease is due to lower staffing levels due to the reassignment of certain personnel to the Company’s Micromachining and DTX initiatives. Additionally, legal and patent related expenses were lower in the first quarter of 2011 along with research related production trials.
     Interest Income. The Company earned $4,600 of interest income in the first quarter of 2011 compared to $3,500 of interest income in the first quarter of 2010. The interest earned in first quarter of 2011 is related to interest received from the Company’s short-term investments, which consisted of $2,223,000 of fully insured certificates of deposit with maturities ranging from six to twelve months as of the end of first quarter of 2011.
     Income Taxes. For the first quarter of 2011, the Company realized an income tax benefit of $9,000 compared to income tax benefit of $22,000 for the same quarter in 2010. During the first quarter of 2011 the Company recorded an out-of-period tax benefit adjustment of $9,000 relating to December 31, 2010 estimate for tax. The Company also recorded a $9,000 tax benefit related to the exercise of stock options. The 2010 first quarter benefits primarily relate to derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first quarter. A $27,000 liability was derecognized in the first quarter of 2010. During the first quarter of 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. The Company expects that for the remainder of 2011, the Company will record the provision for income taxes at an effective tax rate of 35% to 36%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash and cash equivalents were $752,000 and $1,416,000 at March 31, 2011 and 2010, respectively. The Company used $500,000 in cash for operating activities during the three months ended March 31, 2011, compared to generating $184,000 of cash from operating activities during the same period in 2010. Cash provided by or used by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.
     During the first three months of 2011, inventories increased by $570,000 due to increased raw materials purchases. The higher raw material purchases were due to the timing of a large restocking orders, an increase in order quantities to take advantage of volume discounts and new raw materials necessary to support the manufacture and sale of the Company’s new products. Trade receivables increased by $65,000. The increase in receivables is related to the timing of collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Deposits, prepaid expenses and other assets increased $68,000, reflecting insurance premiums paid in advance in the first quarter of 2011. Accounts payable increased $81,000 due to of the timing of payments to and purchases from vendors. Accrued expenses decreased $12,000, reflecting the timing of compensation payments. Income taxes payable decreased $15,000 and income taxes receivables increased $5,000 due to the payment of 2010 taxes.
     During the first quarter of 2011, investing activities used $95,000. The Company’s purchases of property and equipment for the quarter were $67,000, mainly for hardware upgrades to the Company’s computer network and equipment purchases. Also during the first quarter of 2011, the Company incurred $24,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company invested $813,000 in fully insured certificates of deposits with four certificates of deposit totaling $809,000 maturing during the first three months of 2011.
     During the first quarter of 2010, investing activities used $73,000. Purchases of property and equipment were $68,000, mainly for two vehicles and equipment purchases. The Company received $8,000 from vehicle sales. Also during the first quarter of 2010, the Company incurred $10,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company invested $203,000 in fully insured certificates of deposits with one $200,000 certificate of deposit maturing during the first three months of 2010.
     During the first three months of 2011 the Company received $56,000 from financing activities as the Company received $56,000 from the issuance of 8,000 shares of common stock from the exercise of stock options.
     A bank line of credit exists providing for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2010 to October 30, 2011. The Company expects to obtain a similar line of credit when the current line of credit expires. The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first three months of 2011 or 2010 and there were no borrowings outstanding as of March 31, 2011 and 2010. There are no financial covenants related to the line of credit.
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
Capital Expenditures
     Through the first three months of 2011, the Company had $67,000 in capital expenditures. Capital expenditures during the first three months were mainly for network upgrades and equipment. The Company expects capital expenditures in 2011 of approximately $600,000. Plans for capital expenditures include two mandatory elevator and manufacturing equipment upgrades, development equipment to modernize the capabilities and processes of IKONICS’ laboratory, research and development to improve measurement and quality control processes and a vehicle. These commitments are expected to be funded with cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 33% of total sales during the first three months of 2011 compared to 31% of sales in the first quarter of 2010. Higher sales volumes in Europe and Asia positively impacted 2011 first quarter sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2011. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2011 or 2010.
Future Outlook
     IKONICS has spent on average over 4% of its sales dollars for the past few years in research and development; in 2011 this dropped to 3%. The 2011 first quarter reduction is due to the Company moving to commercialize its new technologies (Micro Machining and Industrial Inkjet Solutions). Two chemists who were intimately involved in the development of these technologies have been made their Product Managers. This reassignment puts the Company’s technical people, with their broad product knowledge, directly in contact with industrial customers, who demand technical sales and support. As new research projects are identified, the Company anticipates that its Research and Development staff will grow to meet these needs and spending will return to historic levels.
     The new technologies of Micro Machining and Industrial Inkjet (DTX) are both growing rapidly. For the first quarter of 2011 their combined sales were 74% percent above the first quarter of 2010, and the Company anticipates further strong growth. Micro Machining’s aviation sound deadening technology has shown growth with several new customers interested in adopting the Company’s technology, and the Company believes there are new opportunities for the machining of composite materials for the aerospace industry. The Company’s machining of electronic wafers is also showing growth and increased profitability. The Company believes Micro Machining offers a unique value proposition, which the industry is just beginning to recognize.
     DTX is a proprietary system for putting textures into steel molds for the plastic injection mold making; the primary end customer is automotive. The Company sells inkjet fluid and custom made substrates for use by printers supplied by the Company and its strategic partners, Colour Scanner Technology GMBH and the Trans Tech division of Illinois Tool Works Inc. IKONICS was awarded a European patent on its DTX technology in 2010 and has a patent pending in North America and Japan. The first DTX printer was sold in 2010 to a domestic customer, and it is generating consumable sales. Several potential customers, world-wide, have evidenced interest in this technology, and the Company anticipates sales once its strategic partners have printers available. The Company’s strategic partners have been reluctant to manufacture these specialized printers until market demand became evident; the Company believes it is now evident and printers are in production.
     In 2010 the Company developed and applied for a patent on its I-HE photo resist film for the etching of electronic wafers and developed I-XE low silicone photo resist film for the aerospace industry. Both films have been well received and have begun to generate profitable sales which the Company believes will continue in 2011.
     Domestically, the Company has combined its Chromaline Screen Print Product and its Ikonics Imaging units under one leadership. These have been profitable mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.
     In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.
     We believe that the Company’s traditional businesses will show steady growth worldwide and that its new businesses will display accelerated growth.
     Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements
     The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact on its financial statements.
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
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011:

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

IKONICS CORPORATION
DATE: May 12, 2011	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended.	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically

32	Section 1350 Certifications.	Filed Electronically