Form 10-Q
period 2011-06-30
IKONICS CORP
filed 2011-08-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value — 1,983,587 shares outstanding as of August 10, 2011.

IKONICS Corporation
QUARTERLY REPORT ON FORM 10-Q

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 (unaudited)	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	21

SIGNATURES	22
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
IKONICS CORPORATION
CONDENSED BALANCE SHEETS

	June 30	December 31
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,103,355	$1,291,383
Short-term investments	2,231,948	2,217,990
Trade receivables, less allowance of $54,000 in 2011 and $60,000 in 2010	2,226,709	1,883,428
Inventories	2,577,605	2,198,064
Prepaid expenses and other assets	101,662	63,965
Deferred income taxes	157,000	157,000

Total current assets	8,398,279	7,811,830

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,901,131	5,888,445
Machinery and equipment	2,510,803	2,455,238
Office equipment	688,476	642,100
Vehicles	234,650	234,650

	9,335,060	9,220,433
Less accumulated depreciation	4,404,526	4,207,500

	4,930,534	5,012,933

INTANGIBLE ASSETS, less accumulated amortization of $401,941 in 2011 and $376,983 in 2010	333,936	317,168

	$13,662,749	$13,141,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$462,495	$441,830
Accrued compensation	359,095	282,196
Other accrued expenses	39,802	45,868
Income taxes payable	17,416	8,090

Total current liabilities	878,808	777,984

DEFERRED INCOME TAXES	171,000	171,000

Total liabilities	1,049,808	948,984

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,587 shares in 2011 and 1,973,357 shares in 2010	198,359	197,336
Additional paid-in capital	2,337,017	2,263,176
Retained earnings	10,077,565	9,732,435

Total stockholders’ equity	12,612,941	12,192,947

	$13,662,749	$13,141,931

See notes to condensed financial statements

IKONICS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
NET SALES	$4,587,432	$4,248,055	$8,240,531	$7,932,632

COST OF GOODS SOLD	2,733,442	2,418,296	4,919,698	4,619,078

GROSS PROFIT	1,853,990	1,829,759	3,320,833	3,313,554

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,267,695	1,122,475	2,611,336	2,322,864

RESEARCH AND DEVELOPMENT EXPENSES	137,488	204,498	237,399	365,202

INCOME FROM OPERATIONS	448,807	502,786	472,098	625,488

INTEREST INCOME	4,781	3,886	9,343	7,405

INCOME BEFORE INCOME TAXES	453,588	506,672	481,441	632,893

INCOME TAX EXPENSE	144,042	163,400	134,553	141,280

NET INCOME	$309,546	$343,272	$346,888	$491,613

EARNINGS PER COMMON SHARE:
Basic	$0.16	$0.17	$0.18	$0.25

Diluted	$0.16	$0.17	$0.17	$0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	1,982,869	1,972,447	1,979,714	1,969,767

Diluted	1,987,662	1,974,158	1,984,040	1,970,587

See notes to condensed financial statements.

IKONICS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$346,888	$491,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	197,026	202,478
Amortization	24,958	27,626
Stock based compensation	12,642	14,487
Gain on sale of equipment and vehicles	—	(10,766)
Loss on intangible asset abandonment	—	29,918
Changes in working capital components:
Trade receivables	(343,281)	(39,844)
Inventories	(379,541)	49,360
Prepaid expenses and other assets	(37,697)	(161,798)
Accounts payable	20,665	61,168
Accrued expenses	70,833	(22,251)
Income taxes payable	3,659	20,131

Net cash provided by (used in) operating activities	(83,848)	662,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(114,627)	(121,646)
Proceeds from sale of equipment and vehicles	—	19,200
Purchases of intangibles	(41,726)	(22,660)
Purchases of short-term investments	(1,828,148)	(1,207,412)
Proceeds on sale of short-term investments	1,814,190	400,000

Net cash used in investing activities	(170,311)	(932,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,079)	—
Proceeds from exercise of stock options	68,210	33,990

Net cash provided by financing activities	66,131	33,990

NET DECREASE IN CASH	(188,028)	(236,406)

CASH AT BEGINNING OF PERIOD	1,291,383	1,304,586

CASH AT END OF PERIOD	$1,103,355	$1,068,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $4,090 and $81,422, respectively	$130,894	$156,149

See notes to condensed financial statements.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
1.	Basis of Presentation
The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2011, and the related statements of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, have been prepared without being audited.
In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2011, and the results of operations and cash flows for all periods presented.
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
The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.
2.	Short-Term Investments
The Company’s $2,232,000 of short-term investments is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 0.4% to 1.6%.
3.	Inventories
The major components of inventories are as follows:

	June 30, 2011	Dec 31, 2010
Raw materials	$1,793,037	$1,403,875
Work-in-progress	314,514	294,006
Finished goods	1,536,976	1,493,226
Reduction to LIFO cost	(1,066,922)	(993,043)

Total Inventory	$2,577,605	$2,198,064

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
4.	Earnings Per Common Share (EPS)
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
Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2011	June 30, 2010
Weighted average common shares outstanding	1,982,869	1,972,447
Dilutive effect of stock options	4,793	1,711

Weighted average common and common equivalent shares outstanding	1,987,662	1,974,158

	Six Months Ended
	June 30, 2011	June 30, 2010
Weighted average common shares outstanding	1,979,714	1,969,767
Dilutive effect of stock options	4,326	820

Weighted average common and common equivalent shares outstanding	1,984,040	1,970,587

Options to purchase 5,000 shares of common stock with a weighted average price of $8.08 were outstanding during the six months ended June 30, 2011, but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options outstanding during the quarter ended June 30, 2011. For the three and six months ended June 30, 2010, options to purchase 16,250 shares of common stock with a weighted average price of $7.89 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.
5.	Stock-based Compensation
The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 31,250 were subject to outstanding options and 124,323 were reserved for future grants at June 30, 2011. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period.
The Company charged compensation cost of $6,500 against income for the three months ended June 30, 2011 compared to $7,600 for the three months ended June 30, 2010. For the first six months of 2011, the Company charged compensation cost of approximately $12,600 against income compared to approximately $14,500 for the same period in 2010. As of June 30, 2011 there was approximately $33,700 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.
The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three or six month periods ended June 30, 2011 and 2010, respectively. The Company’s APIC pool totaled approximately $111,000 at June 30, 2011 and December 31, 2010, respectively.
Proceeds from the exercise of stock options were $68,000 and $34,000 for the six months ended June 30, 2011 and 2010, respectively.
The fair value of options granted during the six months ended June 30, 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Dividend yield	0%	0%
Expected volatility	41.3%	45.2%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.0%	2.5%
Fair value of each option on grant date	$2.83	$3.08
There were 4,000 options granted during each of the six months ended June 30, 2011 and 2010.
Stock option activity during the six months ended June 30, 2011 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	40,500	$6.38
Granted	4,000	7.53
Exercised	(10,500)	6.50
Expired and forfeited	(2,750)	7.90

Outstanding at June 30, 2011	31,250	6.35

Exercisable at June 30, 2011	16,332	6.40

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2011 was $51,000 and $26,000, respectively.

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
6.	Segment Information
The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. In previous years there were three reportable segments: Domestic, Export, and IKONICS Imaging. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. The IKONICS Imagining segment also included products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which beginning in 2011 the Company now defines as Micromachining. In addition, IKONICS Imaging included products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX). Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micromachining or DTX. Beginning in 2011, the Company no longer includes Micromaching and DTX financial information under the IKONICS Imaging segment. The financial information for Micromaching and DTX are combined into a new segment called “Other”. As the Company is unable to provide comparable 2010 financial information for the newly defined segments, the Company will disclose in 2011 both the new basis and previous basis of segment reporting. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables which is allocated based on the previous segmentation. Financial information with respect to the reportable segments follows:
For the three months ended June 30, 2011 (previous segment method):

			IKONICS
	Domestic	Export	Imaging	Unalloc.	Total
Net sales	$1,796,286	$1,613,353	$1,177,793	$—	$4,587,432
Cost of goods sold	1,015,528	1,187,819	530,095	—	2,733,442

Gross profit	780,758	425,534	647,698	—	1,853,990
Selling, general and administrative*	307,975	145,389	484,696	329,635	1,267,695
Research and development*	—	—	—	137,488	137,488

Income from operations	$472,783	$280,145	$163,002	$(467,123)	$448,807

For the three months ended June 30, 2010 (previous segment method):

			IKONICS
	Domestic	Export	Imaging	Unalloc.	Total
Net sales	$1,791,392	$1,472,989	$983,674	$—	$4,248,055
Cost of goods sold	903,151	1,004,707	510,438	—	2,418,296

Gross profit	888,241	468,282	473,236	—	1,829,759
Selling, general and administrative*	255,752	166,995	283,406	416,322	1,122,475
Research and development*	—	—	—	204,498	204,498

Income from operations	$632,489	$301,287	$189,830	$(620,820)	$502,786

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)
For the three months ended June 30, 2011 (new segment method):

			IKONICS
	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$1,796,286	$1,613,353	$884,750	$293,043	$—	$4,587,432
Cost of goods sold	1,015,528	1,187,819	430,836	99,259	—	2,733,442

Gross profit	780,758	425,534	453,914	193,784	—	1,853,990
Selling general and adminstrative*	307,975	145,389	302,698	181,998	329,635	1,267,695
Research and development*	—	—	—	—	137,488	137,488

Income from operations	$472,783	$280,145	$151,216	$11,786	$(467,123)	$448,807

For the six months ended June 30, 2011 (previous segment method):

			IKONICS
	Domestic	Export	Imaging	Unalloc.	Total
Net sales	$3,127,335	$2,809,566	$2,303,630	$—	$8,240,531
Cost of goods sold	1,761,536	2,069,545	1,088,617	—	4,919,698

Gross profit	1,365,799	740,021	1,215,013	—	3,320,833
Selling, general and administrative*	584,480	277,863	980,426	768,567	2,611,336
Research and development*	—	—	—	237,399	237,399

Income from operations	$781,319	$462,158	$234,587	$(1,005,966)	$472,098

For the six months ended June 30, 2010 (previous segment method):

			IKONICS
	Domestic	Export	Imaging	Unalloc.	Total
Net sales	$3,291,563	$2,629,779	$2,011,290	$—	$7,932,632
Cost of goods sold	1,701,356	1,805,715	1,112,007	—	4,619,078

Gross profit	1,590,207	824,064	899,283	—	3,313,554
Selling, general and administrative*	486,607	325,654	568,067	942,536	2,322,864
Research and development*	—	—	—	365,202	365,202

Income from operations	$1,103,600	$498,410	$331,216	$(1,307,738)	$625,488

For the six months ended June 30, 2011 (new segment method):

			IKONICS
	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$3,127,335	$2,809,566	$1,775,669	$527,961	$—	$8,240,531
Cost of goods sold	1,761,536	2,069,545	887,103	201,514	—	4,919,698

Gross profit	1,365,799	740,021	888,566	326,447	—	3,320,833
Selling general and adminstrative*	584,480	277,863	599,938	380,488	768,567	2,611,336
Research and development*	—	—	—	—	237,399	237,399

Income from operations	$781,319	$462,158	$288,628	$(54,041)	$(1,005,966)	$472,098

IKONICS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.
Accounts receivable related to the “Other” segment are included in IKONICS Imaging. Accounts receivable by segment as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	Dec 31, 2010
Domestic	$988,527	$874,535
Export	855,087	725,007
IKONICS Imaging	404,865	325,334
Unallocated, net of allowances	(21,770)	(41,448)

Total	$2,226,709	$1,883,428

7.	Income Taxes
The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. During the first six months of 2010, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in decreases in income tax expense of $27,000 for the first six months of 2010. As of June 30, 2011 and 2010, there was no liability for unrecognized tax benefits.
The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2007, 2008, 2009, and 2010.

IKONICS CORPORATION
     The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under “Factors that May Affect Future Results” below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated by italics or by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2011, the first six months of 2011 and for the same periods of 2010. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q. The discussion and analysis below with respect to IKONICS Imaging sales excludes Micromaching and DTX sales for all applicable periods during 2010. See Note 6 to the Company’s condensed unaudited financial statements included in this Form 10-Q for more information regarding the change to the Company’s reported segments beginning in 2011.
Factors that May Affect Future Results
•	The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2011 compared to the tax rate of 27.9% in the first six months of 2011—The effective tax rate for the final six months of 2011 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•	The Company’s belief that the quality of its trade receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•	The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires on October 30, 2011—This expectation may be impacted by factors such as changes in credit markets, the interest rate environment, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.

•	The belief that the Company’s current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures. The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

•	The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash on hand and cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs, or capital asset additions. The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products or increased operating expenses or by other unexpected events affecting the Company’s financial position.

•	The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales, or changes in purchase or sales terms.

•	The Company’s expectation that research and development spending will grow and return to historic levels—These plans and expectations may be impacted by the Company’s ability to identify, hire and retain qualified personnel, unexpected changes to resource requirements for other areas of the Company’s business, the Company’s ability to identify new technologies for product development and the overall performance of the Company.

•	The Company’s beliefs as to the future performance of its new technologies or particular segments—Actual performance may be impacted by general market conditions or conditions in particular industries in which the Company’s products are used (including the aerospace and automotive industries), changes to the competitive landscape in the industries in which the Company competes (including pricing pressures from or new product offerings by existing or future competitors), lack of acceptance of new products or technologies, the availability of DTX printers that use the Company’s products or increases to raw materials costs used to produce the Company’s products.

•	The Company’s efforts to grow its international business—These efforts may be impacted by economic, political and social conditions in current and anticipated foreign markets, regulatory conditions in such markets, unanticipated changes in expenses or sales, changes in competitive conditions or other barriers to entry or expansion.

•	The Company’s belief as to future activities that may be undertaken to expand the Company’s business—Actual activities undertaken may be impacted by general market conditions, competitive conditions in the industries in which the Company sells products, unanticipated changes in the Company’s financial position, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.
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
     Trade Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers. A small percentage of the trade receivable balance is denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year spot rate in accordance with guidance related to foreign currency matters.
     Inventories. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions in cost when required.
     Income Taxes. At June 30, 2011, the Company had net current deferred tax assets of $157,000 and net noncurrent deferred tax liabilities of $171,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of a $919,000 impairment charge in 2009 related to an investment in a non-marketable equity security, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as of June 30, 2011 and December 31, 2010 as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried forward five years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At June 30, 2011 the Company had no reserves for uncertain tax positions.
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
Results of Operations
Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010
     Sales. The Company realized an 8.0% sales increase during the second quarter of 2011 with sales of $4.6 million, compared to $4.2 million in sales during the same period in 2010. Export sales for the second quarter of 2011 were up 9.5% versus the second quarter of 2010 due to strong sales in Latin America and Asia. Second quarter results in 2011 also benefitted from increased Micromachining and DTX sales, which grew from $146,000 in the second quarter of 2010 to $293,000 in the same period in 2011. IKONICS Imaging sales increased 5.6% during the second quarter of 2011 compared to the second quarter of 2010 due to increased film and equipment sales while Domestic shipments were flat for the quarter.
     Gross Profit. Gross profit was $1.9 million, or 40.4% of sales, in the second quarter of 2011 compared to $1.8 million, or 43.1% of sales, for the same period in 2010. Domestic gross profit percentage, which decreased from 49.6% during the second quarter of 2010 to 43.5% in the second quarter of 2011, and Export gross profit percentage, which also decreased from 31.8% in the second quarter of 2010 to 26.4% in the second quarter of 2011, were both negatively impacted by a decrease in higher margin film sales. Raw material price increases have also unfavorably affected 2011 second quarter margins. Gross margins were favorably impacted by the increase in the higher margin sales related to Micromachining and DTX.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million, or 27.6% of sales, in the second quarter of 2011, and $1.1 million, or 26.4% of sales, for the same period in 2010. The increase in selling, general and administrative expenses reflects higher personnel, promotion and consulting costs related to supporting the Company’s Micromachining and DTX initiatives. Part of the higher personnel expenses are related to resources that were previously assigned to research and development, but have been reassigned to focus exclusively on Micromachining and DTX.
     Research and Development Expenses. Research and development expenses during the second quarter of 2011 were $137,000, or 3.0% of sales, versus $204,000, or 4.8% of sales, for the same period in 2010. The decrease is due to lower staffing levels due to the reassignment of certain personnel to the Company’s Micromachining and DTX initiatives. Additionally, legal and patent related expenses were lower in the second quarter of 2011 along with research related production trials.
     Interest Income. The Company earned $4,800 of interest income in the second quarter of 2011 compared to $3,900 of interest income in the second quarter of 2010. The interest earned in second quarter of 2011 and 2010 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.
     Income Taxes. For the second quarter of 2011, the Company realized income tax expense of $144,000, or an effective rate of 31.8%, versus $163,000, or an effective rate of 32.2% for the second quarter of 2010. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and federal and state credits for research and development.
Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
     Sales. The Company’s sales increased 3.9% during the first six months of 2011 to $8.2 million versus sales of $7.9 million during the first six months of 2010. Strong sales in Asia and Latin America drove a 6.8% Export sales increase for the first six months of 2011 compared to the same period in 2010. DTX and Micromachining sales also grew 88.6% from $280,000 in the first half of 2010 to $528,000 in the same period of 2011. IKONICS Imaging sales increased 2.6% during the first six months of 2011 compared to the first six months of 2010 due to increased film and equipment sales. Partially offsetting these sales increases was a 5.0% Domestic sales decrease. Domestic sales in 2010 benefitted from a large private label film sale which did not occur in 2011.
     Gross Profit. Gross profit for the first six months of 2011 was $3.3 million, or 40.3% of sales, compared to $3.3 million, or 41.8% of sales, for the same period in 2010. Export and Domestic gross profit percentage decreased by 5.0% and 4.6%, respectively, during the first half of 2011 compared to the same period in 2010. The decrease in higher margin film sales along with raw material price increases have unfavorably affected the gross profit percentage for Export and Domestic. Higher margin DTX and Mircomachining sales partially offset the Export and Domestic gross margin decreases.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.6 million, or 31.7% of sales, in the first half of 2011 compared to $2.3 million, or 29.3% of sales, for the same period in 2010. The increase in selling, general and administrative expenses reflects higher personnel, promotion and consulting costs related to supporting the Company’s Micromachining and DTX initiatives. Part of the higher personnel expenses are related to resources that were previously assigned to research and development, but have been reassigned to focus exclusively on Micromachining and DTX.
     Research and Development Expenses. Research and development expenses during the first half of 2011 were $237,000, or 2.9% of sales, versus $365,000, or 4.6% of sales, for the same period in 2010. The decrease is due to lower staffing levels due to the reassignment of certain personnel to the Company’s Micromachining and DTX initiatives. Additionally, legal and patent related expenses were lower in 2011 along with research related production trials.
     Interest Income. The Company earned $9,300 of interest income during the first half of 2011 compared to $7,400 of interest income for the same period in 2010. The interest earned in first six months of 2011 and 2010 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.
     Income Taxes. During the first six months of 2011, the Company realized an income tax expense of $135,000, or an effective rate of 27.9%, compared to income tax expense of $141,000, or an effective rate of 22.3%, for the same period in 2010. The income tax provision for 2011 and 2010 differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, and federal and state credits for research and development. Additionally, the effective tax rate for the first six months of 2010 was impacted by derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first six months. A $27,000 liability was derecognized in the first half of 2010. During the first half of 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. The Company expects that for the remainder of 2011, the Company will record the provision for income taxes at an effective tax rate of 35% to 36%.
Liquidity and Capital Resources
     The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.
     Cash on hand was $1,103,000 and $1,068,000 at June 30, 2011 and 2010, respectively. The Company used $84,000 in cash from operating activities during the six months ended June 30, 2011, compared to generating $662,000 of cash from operating activities during the same period in 2010. Cash used in or provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.
     During the first six months of 2011, trade receivables increased by $343,000. The increase in receivables was driven by higher sales volumes especially in Export where customers typically have longer payment terms. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventories increased by $380,000 due to increased raw material purchases. The higher raw material purchases were due to the timing of a large restocking order, an increase in order quantities to take advantage of volume discounts and new raw materials necessary to support the manufacture and sale of the Company’s new products. Prepaid expenses and other assets increased $38,000 reflecting prepaid insurance premiums. Accounts payable increased $21,000 due to of the timing of payments to and purchases from vendors. Accrued expenses decreased $71,000, reflecting the timing of compensation payments while the impact from income taxes payable increased cash by $4,000.
     During the first half of 2011, investing activities used $170,000. The Company’s purchases of equipment for the quarter were $115,000, mainly for equipment purchases and hardware upgrades to the Company’s computer network. Also during the first quarter of 2011, the Company incurred $42,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company invested $1,828,000 in fully insured certificates of deposits with nine certificates of deposit totaling $1,814,000 maturing during the first six months of 2011.
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
     During the first six months of 2011, the Company received $66,000 from financing activities as the Company received $68,000 from the issuance of 10,500 shares of common stock from the exercise of stock options. The Company used $2,100 in financing activities during the first half of 2011 to repurchase 270 shares of its own stock. During the first six months of 2010, the Company received $34,000 from financing activities from the issuance of 7,750 shares of common stock upon the exercise of stock options.
     A bank line of credit exists providing for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2010 to October 30, 2011. The Company expects to obtain a similar line of credit when the current line of credit expires. The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2011 or 2010, and there were no borrowings outstanding as of June 30, 2011 and 2010. There are no financial covenants related to the line of credit.
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
Capital Expenditures
     Through the first six months of 2011, the Company had $115,000 in capital expenditures. Capital expenditures during the first six months were mainly for equipment and computer network upgrades. The Company expects capital expenditures in 2011 of approximately $650,000. Plans for capital expenditures include two mandatory elevator upgrades, manufacturing equipment upgrades to improve quality and increase production and a vehicle. These commitments are expected to be funded with cash on hand and cash generated from operating activities.
International Activity
     The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales during the first six months of 2011 compared to 33% of sales during the same period in 2010. Higher volumes in Asia and Latin American positively impacted 2011 first half sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world and the majority of international sales are conducted in U.S. dollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.
     The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2011. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2011 or 2010.

Future Outlook
     IKONICS has spent on average over 4% of its sales dollars for the past few years in research and development; in the first half of 2011 this dropped to 3%. The 2011 first half reduction is due to the Company moving to commercialize its new technologies (Micro Machining and Industrial Inkjet Solutions). Two chemists who were intimately involved in the development of these technologies have been made their Product Managers. This reassignment puts the Company’s technical people, with their broad product knowledge, directly in contact with industrial customers, who demand technical sales and support. In connection with the reassignment of these two chemists, the Company began including their compensation in selling, general and administrative expenses. As new research projects are identified, the Company anticipates that its Research and Development staff will grow to meet these needs and spending will return to historic levels.
     The new technologies of Micromachining and Industrial Inkjet (DTX) grew rapidly during the first half of 2011 and represented a small but increasing portion of the Company’s sales. For the first half of 2011 their combined sales were 88% percent above the first six months of 2010, and the Company anticipates further strong growth. Micromachining’s aviation sound deadening technology has shown growth with several new customers interested in adopting the Company’s technology, and the Company believes there are new opportunities for the machining of composite materials for the aerospace industry. The Company’s machining of electronic wafers is also showing increased profitability. The Company believes Micromachining offers a unique value proposition, which the industry is just beginning to recognize.
     DTX is a proprietary system for putting textures into steel molds for the plastic injection mold making; the primary end customer is automotive. The Company sells inkjet fluid and custom made substrates for use by printers supplied by the Company and its strategic partners, Colour Scanner Technology GMBH and the Trans Tech division of Illinois Tool Works Inc. IKONICS was awarded a European patent on its DTX technology in 2010 and has a patent pending in North America and Japan. The first DTX printer was sold in 2010 to a domestic customer, and it is generating consumable sales. Several potential customers, world-wide, have evidenced interest in this technology, and the Company anticipates sales once its strategic partners have printers available. The Company’s strategic partners have been reluctant to manufacture these specialized printers until market demand became evident; the Company believes that this is now evident and printers are in production.
     In 2010, the Company developed and applied for a patent on its I-HE photo resist film for the etching of electronic wafers and developed I-XE low silicone photo resist film for the aerospace industry. Both films have been well received and have begun to generate profitable sales which the Company believes will continue in the second half of 2011.
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
     The Company believes that its traditional businesses will show steady growth worldwide and that its new businesses will display accelerated growth.
     Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements
     The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.
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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
     None

ITEM 1A.	Risk Factors
     Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The Company repurchased shares as indicated in the table below during the second quarter of 2011(1):

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number		Part of Publicly	Shares that May
	of	(b) Average Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
April 1, 2011 through April 30, 2011	—	n/a	—	33,031
May 1, 2011 through May 31, 2011	270	$7.70	270	32,761
June 1, 2011 through June 30, 2011	—	n/a	—	32,761
Total	270	$7.70	270	32,761

(1)	In prior years, the Company’s board of directors had authorized the repurchase of 150,000 shares of common stock. In August 2008, the Company’s Board of Directors approved the repurchase of an additional 100,000 shares of common stock bringing the total shares eligible for repurchase to 250,000. A total of 206,640 shares have been repurchased under this program including 270 shares repurchased during the second quarter of 2011. The plan allows for an additional 32,761 shares to be repurchased.

ITEM 3.	Defaults upon Senior Securities
     Not applicable

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
     None

ITEM 6.	Exhibits
     The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

[1]	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

[2]	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).
     Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

IKONICS CORPORATION
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: August 12, 2011	By:	/s/ Jon Gerlach Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference

3.2	By-Laws of the Company, as amended	Incorporated by reference

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically

32	Section 1350 Certifications	Filed Electronically

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed Electronically