Form 10-Q
period 2011-09-30
IKONICS CORP
filed 2011-11-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,983,887 shares outstanding as of November 10, 2011.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,489,786	$1,291,383
Short-term investments	2,032,765	2,217,990
Trade receivables, less allowance of $52,000 in 2011 and $60,000 in 2010	2,268,314	1,883,428
Inventories	2,310,850	2,198,064
Prepaid expenses and other assets	93,570	63,965
Deferred income taxes	157,000	157,000

Total current assets	8,352,285	7,811,830

PROPERTY, PLANT AND EQUIPMENT, at cost:
Land and building	5,998,800	5,888,445
Machinery and equipment	2,986,376	2,455,238
Office equipment	693,176	642,100
Vehicles	234,650	234,650

	9,913,002	9,220,433
Less accumulated depreciation	4,506,669	4,207,500

	5,406,333	5,012,933

INTANGIBLE ASSETS, less accumulated amortization of $414,285 in 2011 and $376,983 in 2010	334,541	317,168

	$14,093,159	$13,141,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$689,956	$441,830
Accrued compensation	322,218	282,196
Other accrued expenses	70,994	45,868
Income taxes payable	2,879	8,090

Total current liabilities	1,086,047	777,984

DEFERRED INCOME TAXES	171,000	171,000

Total liabilities	1,257,047	948,984

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,887 shares in 2011 and 1,973,357 shares in 2010	198,389	197,336
Additional paid-in capital	2,345,481	2,263,176
Retained earnings	10,292,242	9,732,435

Total stockholders’ equity	12,836,112	12,192,947

	$14,093,159	$13,141,931

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
NET SALES	$4,361,312	$4,141,092	$12,601,843	$12,073,724
COST OF GOODS SOLD	2,681,509	2,474,188	7,601,207	7,093,266

GROSS PROFIT	1,679,803	1,666,904	5,000,636	4,980,458
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,254,016	1,086,577	3,865,352	3,409,441
RESEARCH AND DEVELOPMENT EXPENSES	129,541	163,420	366,940	528,622

INCOME FROM OPERATIONS	296,246	416,907	768,344	1,042,395
INTEREST INCOME	4,028	6,267	13,371	13,672

INCOME BEFORE INCOME TAXES	300,274	423,174	781,715	1,056,067
INCOME TAX EXPENSE	85,597	135,831	220,150	277,111

NET INCOME	$214,677	$287,343	$561,565	$778,956

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.15	$0.28	$0.40

Diluted	$0.11	$0.15	$0.28	$0.39

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING :
Basic	1,983,613	1,974,162	1,981,028	1,971,248

Diluted	1,987,945	1,975,882	1,985,263	1,972,351

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$561,565	$778,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299,169	304,347
Amortization	37,302	39,214
Stock based compensation	19,502	21,952
Gain on sale of equipment and vehicles	—	(10,766)
Loss on intangible asset abandonment	—	29,918
Changes in working capital components:
Trade receivables	(384,886)	(171,507)
Inventories	(339,825)	(266,205)
Prepaid expenses and other assets	(29,605)	(33,316)
Accounts payable	248,126	103,216
Accrued expenses	65,148	(6,204)
Income taxes payable	(10,744)	(74,189)

Net cash provided by operating activities	465,752	715,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(465,530)	(155,681)
Proceeds from sale of equipment and vehicles	—	19,200
Purchases of intangibles	(54,675)	(35,421)
Purchases of short-term investments	(2,240,321)	(2,216,089)
Proceeds on sale of short-term investments	2,425,546	807,041

Net cash used in investing activities	(334,980)	(1,580,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,079)	(15,130)
Proceeds from exercise of stock options	69,710	35,240

Net cash provided by financing activities	67,631	20,110

NET INCREASE (DECREASE) IN CASH	198,403	(845,424)
CASH AT BEGINNING OF PERIOD	1,291,383	1,304,586

CASH AT END OF PERIOD	$1,489,786	$459,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $4,090 and $81,422, respectively	$230,894	$386,299

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Equipment transferred from inventory to property, plant and equipment	$227,039	$—

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.      Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2011, and the related statements of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Management believes that the impact of the recently issued standards, which are not effective in the current year, will not have a material impact on the Company’s financial statements upon adoption.

2.      Short-Term Investments

The Company’s $2,033,000 of short-term investments is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 0.4% to 1.6%.

3.      Inventories

The major components of inventories are as follows:

	Sep 30, 2011	Dec 31, 2010
Raw materials	$1,883,031	$1,403,875
Work-in-progress	351,832	294,006
Finished goods	1,224,715	1,493,226
Reduction to LIFO cost	(1,148,728)	(993,043)

Total Inventory	$2,310,850	$2,198,064

4

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2011	Sep 30, 2010
Weighted average common shares outstanding	1,983,613	1,974,162
Dilutive effect of stock options	4,332	1,720

Weighted average common and common equivalent shares outstanding	1,987,945	1,975,882

	Nine Months Ended
	Sep 30, 2011	Sep 30, 2010
Weighted average common shares outstanding	1,981,028	1,971,248
Dilutive effect of stock options	4,235	1,103

Weighted average common and common equivalent shares outstanding	1,985,263	1,972,351

Options to purchase 5,000 shares of common stock with a weighted average price of $8.08 were outstanding during the nine months ended September 30, 2011, but were excluded from the computation of common share equivalents because they were anti-dilutive. For the quarter ended September 30, 2011, options to purchase 10,000 shares of common stock with a weighted average price of $7.93 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive. For the three and nine months ended September 30, 2010, options to purchase 16,250 shares of common stock with a weighted average price of $7.89 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

5.      Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 35,950 were subject to outstanding options and 119,323 were reserved for future grants at September 30, 2011. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of $6,900 against income for the three months ended September 30, 2011 and $7,500 for the three months ended September 30, 2010. For the first nine months of 2011, the Company charged compensation cost of $19,500 against income and $22,000 for the same period in 2010. As of September 30, 2011, there was approximately $40,600 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three or nine month periods ended September 30, 2011 and 2010, respectively. The Company’s APIC pool totaled approximately $111,000 at September 30, 2011 and December 31, 2010, respectively.

Proceeds from the exercise of stock options were $70,000 and $35,000 for the nine months ended September 30, 2011 and 2010, respectively.

The fair value of options granted during the nine months ended September 30, 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Dividend yield	0%	0%
Expected volatility	40.5% - 41.3%	45.2%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.0% - 2.0%	2.5%
Fair value of each option on grant date	$2.75 - $2.83	$3.08

There were 9,000 options granted during the nine months ended September 30, 2011 and 4,000 options granted during the nine months ended September 30, 2010.

Stock option activity during the nine months ended September 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	40,500	$6.38
Granted	9,000	7.66
Exercised	(10,800)	6.45
Expired and forfeited	(2,750)	7.90

Outstanding at September 30, 2011	35,950	6.56

Exercisable at September 30, 2011	17,782	6.45

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2011 was $48,000 and $26,000, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.      Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. In previous years, there were three reportable segments: Domestic, Export and IKONICS Imaging. Domestic sells screen printing film, emulsions and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. The IKONICS Imaging segment also included products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which beginning in 2011 the Company now defines as Micromachining. In addition, IKONICS Imaging included products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX). Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micromachining or DTX. Beginning in 2011, the Company no longer includes Micromachining and DTX financial information under the IKONICS Imaging segment. The financial information for Micromachining and DTX are combined into a new segment called “Other.” As the Company is unable to provide comparable 2010 financial information for the newly defined segments, the Company will disclose in 2011 both the new basis and previous basis of segment reporting. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables which is allocated based on the previous segmentation. Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2011 (previous segment method):

	Domestic	Export	IKONICS Imaging	Unalloc.	Total
Net sales	$1,777,675	$1,463,776	$1,119,861	$—	$4,361,312
Cost of goods sold	1,044,658	1,125,777	511,074	—	2,681,509

Gross profit	733,017	337,999	608,787	—	1,679,803
Selling, general and administrative*	326,341	150,390	453,597	323,688	1,254,016
Research and development*	—	—	—	129,541	129,541

Income from operations	$406,676	$187,609	$155,190	$(453,229)	$296,246

For the three months ended September 30, 2010 (previous segment method):

	Domestic	Export	IKONICS Imaging	Unalloc.	Total
Net sales	$1,671,062	$1,413,108	$1,056,922	$—	$4,141,092
Cost of goods sold	888,023	1,021,437	564,728	—	2,474,188

Gross profit	783,039	391,671	492,194	—	1,666,904
Selling, general and administrative*	231,668	119,113	280,277	455,519	1,086,577
Research and development*	—	—	—	163,420	163,420

Income from operations	$551,371	$272,558	$211,917	$(618,939)	$416,907

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2011 (new segment method):

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$1,777,675	$1,463,776	$878,428	$241,433	$—	$4,361,312
Cost of goods sold	1,044,658	1,125,777	412,385	98,689	—	2,681,509

Gross profit	733,017	337,999	466,043	142,744	—	1,679,803
Selling general and adminstrative*	326,341	150,390	276,429	177,168	323,688	1,254,016
Research and development*	—	—	—	—	129,541	129,541

Income from operations	$406,676	$187,609	$189,614	$(34,424)	$(453,229)	$296,246

For the nine months ended September 30, 2011 (previous segment method):

	Domestic	Export	IKONICS Imaging	Unalloc.	Total
Net sales	$4,905,010	$4,273,342	$3,423,491	$—	$12,601,843
Cost of goods sold	2,806,194	3,195,322	1,599,691	—	7,601,207

Gross profit	2,098,816	1,078,020	1,823,800	—	5,000,636
Selling, general and administrative*	910,821	428,253	1,434,023	1,092,255	3,865,352
Research and development*	—	—	—	366,940	366,940

Income from operations	$1,187,995	$649,767	$389,777	$(1,459,195)	$768,344

For the nine months ended September 30, 2010 (previous segment method):

	Domestic	Export	IKONICS Imaging	Unalloc.	Total
Net sales	$4,962,625	$4,042,887	$3,068,212	$—	$12,073,724
Cost of goods sold	2,589,379	2,827,152	1,676,735	—	7,093,266

Gross profit	2,373,246	1,215,735	1,391,477	—	4,980,458
Selling, general and administrative*	718,275	444,767	848,344	1,398,055	3,409,441
Research and development*	—	—	—	528,622	528,622

Income from operations	$1,654,971	$770,968	$543,133	$(1,926,677)	$1,042,395

For the nine months ended September 30, 2011 (new segment method):

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$4,905,010	$4,273,342	$2,654,097	$769,394	$—	$12,601,843
Cost of goods sold	2,806,194	3,195,322	1,299,488	300,203	—	7,601,207

Gross profit	2,098,816	1,078,020	1,354,609	469,191	—	5,000,636
Selling general and adminstrative*	910,821	428,253	876,367	557,656	1,092,255	3,865,352
Research and development*	—	—	—	—	366,940	366,940

Income from operations	$1,187,995	$649,767	$478,242	$(88,465)	$(1,459,195)	$768,344

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Accounts receivable related to the “Other” segment are included in IKONICS Imaging. Accounts receivable by segment as of September 30, 2011 and December 31, 2010 were as follows:

	Sep 30, 2011	Dec 31, 2010
Domestic	$1,030,905	$874,535
Export	782,844	725,007
IKONICS Imaging	466,767	325,334
Unallocated, net of allowances	(12,202)	(41,448)

Total	$2,268,314	$1,883,428

7.      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. During the first nine months of 2010, the statute of limitations for the relevant taxing authority to examine and challenge the tax position for an open year expired, resulting in a decrease in income tax expense of $27,000 for the first nine months of 2010. As of September 30, 2011 and 2010, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2007, 2008, 2009 and 2010.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties, including those discussed under “Factors that May Affect Future Results” below, that could cause actual results to differ materially from those projected. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. Certain forward-looking statements are indicated by italics or by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2011, the first nine months of 2011 and for the same periods of 2010. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q. The discussion and analysis below with respect to IKONICS Imaging sales excludes Micromachining and DTX sales for all applicable periods during 2010. See Note 6 to the Company’s condensed unaudited financial statements included in this Form 10-Q for more information regarding the change to the Company’s reported segments beginning in 2011.

Factors that May Affect Future Results

•

The Company’s expectation that for the remainder of 2011 its effective tax rate will be consistent with the tax rate in the first nine months of 2011of 28% —The effective tax rate for the final three months of 2011 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

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

•

The Company’s belief that its vulnerability to foreign currency fluctuations and general economic conditions in foreign countries is not significant—This belief may be impacted by economic, political and social conditions in foreign markets, changes in regulatory and competitive conditions, a change in the amount or geographic focus of the Company’s international sales or changes in purchase or sales terms.

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

Income Taxes. At September 30, 2011, the Company had net current deferred tax assets of $157,000 and net noncurrent deferred tax liabilities of $171,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses and inventory reserves. In connection with the recording of a $919,000 impairment charge in 2009 related to an investment in a non-marketable equity security, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as of September 30, 2011 and December 31, 2010, as it is more likely that this asset will not be realized. The deferred tax asset related to the capital loss can be carried forward five years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At September 30, 2011, the Company had no reserves for uncertain tax positions.

Revenue Recognition. The Company recognizes revenue on sales of products when title passes, which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer. The Company sells its products to both distributors and end-users. Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery and payment terms stated on the invoices from the Company to the purchaser. In addition to transfer of title/risk of loss, all revenue is recorded in accordance with the criteria outlined within the provisions regarding revenue recognition including:

(a)	persuasive evidence of an arrangement (principally in the form of customer sales orders and the Company’s sales invoices)

(b)	delivery and performance (evidenced by proof of delivery, e.g., the shipment of film and substrates with bill of lading used for proof of delivery for FOB shipping point terms, and the carrier booking confirmation report used for FOB destination terms). Once the finished product is shipped and physically delivered under the terms of the invoice and sales order, the Company has no additional performance or service obligations to complete

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

Results of Operations

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Sales. The Company realized a 5.3% sales increase during the third quarter of 2011 with sales of $4.4 million, compared to $4.1 million in sales during the same period in 2010. Domestic Chromaline sales for the third quarter of 2011 were up 6.4% versus the third quarter of 2010 due to strong artwork film and emulsion sales. An increase in Asian and Latin American sales resulted in a 3.6% Export sales increase. Lower European sales partially offset these increases. IKONICS Imaging sales also increased 3.8% during the third quarter of 2011 compared to the third quarter of 2010 due to growth in film sales. Third quarter results in 2011 also benefitted from increased Micromachining and DTX sales, which grew from $211,000 in the third quarter of 2010 to $241,000 in the same period in 2011.

Gross Profit. Gross profit was $1.7 million, or 38.5% of sales, in the third quarter of 2011 compared to $1.7 million, or 40.3% of sales, for the same period in 2010. The Domestic gross profit percentage, which decreased from 46.9% during the third quarter of 2010 to 41.2% in the third quarter of 2011, and Export gross profit percentage, which also decreased from 27.7% in the third quarter of 2010 to 23.1% in the third quarter of 2011, were both negatively impacted by raw material price increases. IKONICS Imaging was able to offset the negative impact of the raw material price increases with a more favorable mix related to sales of higher margin film products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million, or 28.8% of sales, in the third quarter of 2011, and $1.1 million, or 26.2% of sales, for the same period in 2010. The increase in selling, general and administrative expenses reflects higher personnel, promotion and consulting costs related to supporting the Company’s Micromachining and DTX initiatives. Part of the higher personnel expenses are related to resources that were previously assigned to research and development, but have been reassigned to focus exclusively on Micromachining and DTX.

Research and Development Expenses. Research and development expenses during the third quarter of 2011 were $130,000, or 3.0% of sales, versus $163,000, or 3.9% of sales, for the same period in 2010. The decrease is due to lower staffing levels due to the reassignment of certain personnel to the Company’s Micromachining and DTX businesses.

Interest Income. The Company earned $4,000 of interest income in the third quarter of 2011 compared to $6,300 of interest income in the third quarter of 2010. The interest earned in the third quarter of 2011 and 2010 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.

Income Taxes. For the third quarter of 2011, the Company realized income tax expense of $86,000, or an effective rate of 28.5%, versus $136,000, or an effective rate of 32.1% for the third quarter of 2010. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and federal and state credits for research and development.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Sales. The Company’s sales increased 4.4% during the first nine months of 2011 to $12.6 million versus sales of $12.1 million during the first nine months of 2010. Strong sales in Asia and Latin America drove a 5.7% Export sales increase for the first nine months of 2011 compared to the same period in 2010. DTX and Micromachining sales also grew 56.6% from $491,000 in the first nine months of 2010 to $769,000 in the same period of 2011. IKONICS Imaging sales increased 3.0% during the first nine months of 2011 compared to the first nine months of 2010 due to increased film and equipment sales. Partially offsetting these sales increases was a 1.2% Domestic sales decrease.

Gross Profit. Gross profit for the first nine months of 2011 was $5.0 million, or 39.7% of sales, compared to $5.0 million, or 41.3% of sales, for the same period in 2010. Domestic and Export gross profit percentage decreased by 5.0% and 4.8%, respectively, during the first nine months of 2011 compared to the same period in 2010. Raw material price increases along with a decrease in higher margin film sales have unfavorably affected the gross profit percentage for Export and Domestic. Higher margin DTX and Mircomachining sales along with an increase in higher margin IKONICS Imaging film sales partially offset the Export and Domestic gross margin decreases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.9 million, or 30.7% of sales, in the first nine months of 2011 compared to $3.4 million, or 28.2% of sales, for the same period in 2010. The increase in selling, general and administrative expenses reflects higher personnel, promotion and consulting costs related to supporting the Company’s Micromachining and DTX initiatives. Part of the higher personnel expenses are related to resources that were previously assigned to research and development, but have been reassigned to focus exclusively on Micromachining and DTX.

Research and Development Expenses. Research and development expenses during the first nine months of 2011 were $367,000, or 2.9% of sales, versus $529,000, or 4.4% of sales, for the same period in 2010. The decrease is due to lower staffing levels due to the reassignment of certain personnel to the Company’s Micromachining and DTX initiatives. Additionally, legal and patent related expenses were lower in 2011 along with research related production trials.

Interest Income. The Company earned $13,400 of interest income during the first nine months of 2011 compared to $13,700 of interest income for the same period in 2010. The interest earned in the first nine months of 2011 and 2010 is related to interest received from the Company’s short-term investments, which consisted of fully insured certificates of deposit with maturities ranging from six to twelve months.

Income Taxes. During the first nine months of 2011, the Company realized an income tax expense of $220,000, or an effective rate of 28.2%, compared to income tax expense of $277,000, or an effective rate of 26.2%, for the same period in 2010. The income tax provision for 2011 and 2010 differs from the expected tax expense due to the benefits of the domestic manufacturing deduction and federal and state credits for research and development. Additionally, the effective tax rate for the first nine months of 2010 was impacted by derecognizing a liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the first nine months. A $27,000 liability was derecognized in the first nine months of 2010. During the first nine months of 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to December 31, 2009 estimates for tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns. The Company expects that for the remainder of 2011 the Company will record the provision for income taxes at an effective tax rate consistent with the first three quarters of 2011.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements and research and development expenditures.

Cash on hand was $1,490,000 and $459,000 at September 30, 2011 and 2010, respectively. The Company generated $466,000 in cash from operating activities during the nine months ended September 30, 2011, compared to generating $715,000 of cash from operating activities during the same period in 2010. Cash used in or provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2011, trade receivables increased by $385,000. The increase in receivables was driven by higher sales volumes, especially in Export where customers typically have longer payment terms. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Inventories increased by $340,000 due to increased raw material purchases. The higher raw material purchases were due to the timing of a large restocking order, an increase in order quantities to take advantage of volume discounts and new raw materials necessary to support the manufacture and sale of the Company’s new products. Prepaid expenses and other assets increased $30,000, reflecting prepaid insurance premiums. Accounts payable increased $248,000 due to the timing of payments to and purchases from vendors. Accrued expenses decreased $65,000, reflecting the timing of compensation payments while the impact from income taxes payable decreased cash by $11,000.

During the first nine months of 2011, investing activities used $335,000. The Company’s purchases of property and equipment for the year were $466,000. These purchases were mainly for equipment to upgrade the capabilities of the Company’s DTX and Micromachining operations, equipment to improve product quality and capacity, mandatory elevator improvements and hardware to upgrade the Company’s computer network. In addition, the Company transferred $227,000 of DTX equipment from inventory to equipment during the third quarter of 2011. This transfer does not affect cash flow from operations or investing activities for 2011 as the payment for this equipment occurred in 2010. Also during the first nine months of 2011, the Company incurred $55,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company also invested $2,240,000 in ten fully insured certificates of deposits during the first nine months of 2011. Eleven certificates of deposit totaling $2,426,000 matured during this same period in 2011.

During the first nine months of 2010, investing activities used $1,581,000. The Company invested $2,215,000 in fully insured certificates of deposit with four $200,000 certificates of deposit maturing during the first nine months of 2010. Purchases of property and equipment totaled $155,000, mainly for three vehicles and equipment purchases. The Company received $19,000 from vehicle sales during the period. Also during the first nine months of 2010, the Company incurred $35,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first nine months of 2011, the Company received $68,000 from financing activities as the Company received $70,000 from the issuance of 10,800 shares of common stock from the exercise of stock options. The Company used $2,100 in financing activities during the first nine months of 2011 to repurchase 270 shares of its own stock. During the first nine months of 2010, the Company received $20,000 from financing activities. The Company received $35,000 from the issuance of 8,000 shares of common stock from the exercise of stock options and the Company repurchased 2,200 shares of it own stock for $15,000.

A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first nine months of 2011 and there were no borrowings outstanding as of September 30, 2011. The line of credit was also not utilized during the first nine months of 2010, and there were no borrowings outstanding under this line as of September 30, 2010. The line of credit expired on October 30, 2011; however, a new $1,250,000 line of credit which expires on October 30, 2012 was established. Outstanding debt under this line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.

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

Capital Expenditures

Through the first nine months of 2011, the Company had $466,000 in capital expenditures. In addition, the Company transferred $227,000 of DTX equipment from inventory to equipment during the third quarter of 2011. The DTX equipment was purchased for inventory in 2010. Instead of offering the DTX equipment for sale, the Company decided it would be necessary to keep the equipment for product testing and customer demonstrations. Capital expenditures during the first nine months were for equipment to upgrade the capabilities of the Company’s DTX and Micromachining operations, equipment to improve product quality and capacity, mandatory elevator improvements and hardware to upgrade the Company’s computer network. The Company expects total capital expenditures in 2011 to approximate $750,000. Plans for capital expenditures in 2011 include two mandatory elevator upgrades and manufacturing equipment upgrades to improve quality and increase production. These commitments are expected to be funded with cash on hand and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales during the first nine months of 2011 compared to 33% of sales during the same period in 2010. Higher volumes in Asia and Latin America positively impacted 2011 sales volumes for the first nine months. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world and the majority of international sales are conducted in U.S. dollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2011. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2011 or 2010.

Future Outlook

The Company has spent on average over 4% of its sales dollars for the past few years in research and development; in the first nine months of 2011 this dropped to 3%. The reduction in the first nine months is due to the Company moving to commercialize its new technologies (Micro Machining and Industrial Inkjet Solutions). Two chemists who were intimately involved in the development of these technologies have been made Product Managers in the Company. This reassignment puts the Company’s technical people, with their broad product knowledge, directly in contact with industrial customers, who demand technical sales and support. In connection with the reassignment of these two chemists, the Company began including their compensation in selling, general and administrative expenses. As new research projects are identified, the Company anticipates that its Research and Development staff will grow to meet these needs and spending will return to historic levels.

The new technologies of Micromachining and Industrial Inkjet (DTX) grew rapidly during the first nine months of 2011 and represented a small but increasing portion of the Company’s sales. For the first nine months of 2011, the combined Micromachining and DTX sales were 57% percent above the same period in 2010, and the Company anticipates further strong growth. Micromachining’s aviation sound deadening technology has shown growth with several new customers interested in adopting the Company’s technology, and the Company believes there are new opportunities for the machining of composite materials for the aerospace industry. The Company’s machining of electronic wafers is also showing increased profitability. The Company believes Micromachining offers a unique value proposition, which the industry is just beginning to recognize.

DTX is a proprietary system for putting textures into steel molds for the plastic injection mold making; the primary end customer is automotive. The Company sells inkjet fluid and custom made substrates for use by printers supplied by the Company and its strategic partners, Colour Scanner Technology GMBH and the Trans Tech division of Illinois Tool Works Inc. The Company was awarded a European patent on its DTX technology in 2010 and has a patent pending in North America and Japan. The first DTX printer was sold in 2010 to a domestic customer, and it is generating consumable sales. Several potential customers worldwide have evidenced interest in this technology, and the Company anticipates sales once its strategic partners have printers available. The Company’s strategic partners have been reluctant to manufacture these specialized printers until market demand became evident; the Company believes that this is now evident and printers are in production.

In 2010, the Company developed and applied for a patent on its I-HE photo resist film for the etching of electronic wafers and developed I-XE low silicone photo resist film for the aerospace industry. Both films have been well received and have begun to generate profitable sales which the Company believes will continue in 2011.

Domestically, the Company has combined its Chromaline Screen Print Product and its IKONICS Imaging units under one leadership. These have been profitable, mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses have strong potential for continued growth.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

    None

ITEM 1A.	Risk Factors

    Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

    The Company repurchased shares as indicated in the table below during the first nine months of 2011(1):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2011 through May 31, 2011	270	$7.70	270	32,761

(1)	In prior years, the Company’s board of directors had authorized the repurchase of 250,000 shares of common stock. A total of 206,640 shares have been repurchased under this program, including 270 shares repurchased during the second quarter of 2011. The plan allows for an additional 32,761 shares to be repurchased.

ITEM 3.	Defaults upon Senior Securities

    Not applicable

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information

    None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011:

Exhibit	Description
3.1	Restated Articles of Incorporation of the Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[2]
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

1	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).
2	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: November 14, 2011	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of the Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed Electronically