Form 10-K
period 2011-12-31
IKONICS CORP
filed 2012-03-06
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                     to                     .

Commission file number 000-25727

IKONICS CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0730027
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4832 Grand Avenue Duluth, Minnesota	55807
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (218) 628-2217

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.10 per share	Nasdaq Capital Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $6,625,726 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market. For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value – 1,984,620 issued and outstanding as of February 23, 2012.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1. Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982. In December 2002, the Company changed its name to IKONICS Corporation. The Company’s traditional business has been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing and awards and recognition industries. These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide through distributors. In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Micro-Machining business unit, which uses the Company’s proprietary and patent applied for photoresist film for the abrasive etching of silicon wafers, glass wafers, industrial ceramics and composite materials. The customer base for Micro-Machining is primarily the electronics and aerospace industries. Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry. Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by strategic partners. In 2010, a first generation DTX printer was delivered and subsequently sold to a customer beta site. In January 2011, a second generation printer was sold to a North American mold maker. The Company’s business plan is to sell consumable fluids and transfer films. For most markets these sales are direct to the mold maker, except in Japan and Southeast Asia, where the Company has a strong distributor.

Products

The Company has four primary technology platforms: Ultraviolet (UV) chemistry, film coating and construction, technical abrasive etching, and industrial inkjet printing. The Company’s traditional products and new initiatives are based on these platforms and their combinations. The Company’s Chromaline branded products for the screen printing industry and Ikonics Imaging products for the awards and recognition market are based on UV chemistry and film coating and construction capabilities; the Micro-Machining offering is a combination of UV chemistry, film coating and construction and technical abrasive etching capabilities; DTX is a combination of UV chemistry, film coating and construction, and industrial inkjet printing. There is overlap and synergy in the market between the Chromaline, Ikonics Imaging, Micro-Machining and DTX product offerings, and the Company offers ancillary products, including equipment and software, to provide customers with a total solution. The Company considers this combination of core technologies and product offering to be unique.

Distribution

The Company currently has approximately 200 domestic and international distributors for its Chromaline and ImageMate screen printing emulsions and films. The Company’s abrasive etching products are sold directly to end users in the awards and recognition market under the Ikonics Imaging brand. Micro-Machining products are sold either directly to users or the Company offers Micro-Machining as a service. DTX is sold to users as a system, with strategic partners providing the specialized industrial inkjet printers and the Company selling the consumable inks and transfer films. DTX sales are both direct to users and through distribution. The Company markets and sells its products through magazine advertising, trade shows and the internet.

The Company has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues. In 2011 and 2010, no one customer accounted for more than 10% of net sales.

Quality Control in Manufacturing

In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification. ISO 9000 is a series of worldwide standards issued by the International Organization for Standardization that provide a framework for quality assurance. ISO 9001 is the most comprehensive standard of the ISO 9000 series. The Company has been recertified every three years beginning in 1997. IKONICS’ quality function goal is to train all employees properly in both their work and in the importance of their work. Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized. The Company has rigorous materials selection procedures and also uses testing procedures to assure its products meet quality standards.

Research and Development and Intellectual Property

The Company spent 3.1% of sales ($512,000) on research and development in 2011 and 4.2% of sales ($696,000) in 2010. In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacture of screen print stencils, photoresists for abrasive etching and ink jet fluids and ink jet receptive films. The Company has a number of patents and patent applications on these chemistries and applications. There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property. Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors. Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates. The Company has also developed proprietary products and techniques for the etching of electronic wafers, industrial ceramics and composite materials.

In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “PhotoBrasive,” “AccuArt,” “Nichols,” “imagemate” and “DTX” trademarks.

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

Competition

The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price. Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter. IKONICS has two primary competitors in its screen printing film business. They are larger than IKONICS and possess greater resources than the Company in many areas. The Company has numerous competitors in the market for screen print emulsions many of whom are larger than IKONICS and possess greater resources. The market for the Company’s abrasive etching products in the awards and recognition market has one significant competitor. IKONICS considers itself to be the leader in this market. There are significant competitors, using different technologies in the new markets being entered by the Company. The primary competition for Micro-Machining is from other machining methods, most of which are well established. The primary competition for DTX comes from old, well-established technologies based on wax and screen printing and new competition from lasers.

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

The Company also is subject to regulations from foreign governments covering the importation of certain chemicals. The Company believes that it complies in all material respects with these regulations that apply to its current products. Failure to comply with these regulations could have a negative impact on the Company’s operations and capital expenditures and such negative impact could be significant.

Employees

As of February 23, 2012, the Company had approximately 72 full-time employees, 68 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in America. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

None

Item 2. Property

The Company primarily conducts its operations in Duluth, Minnesota. The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level. The building is approximately seventy years old and has been maintained in good condition. The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997. These facilities are owned by the Company with no existing liens or leases. The Company owns an 11 acre property and with a 35,000 square foot manufacturing and warehouse facility. The facility accommodates the Company’s new business initiatives and growth plans along with some manufacturing activities.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal Year Ended December 31, 2011:
First Quarter	$8.94	$6.90
Second Quarter	8.75	7.46
Third Quarter	8.50	7.25
Fourth Quarter	8.77	7.30
Fiscal Year Ended December 31, 2010:
First Quarter	$7.16	$6.30
Second Quarter	7.50	6.52
Third Quarter	7.32	6.40
Fourth Quarter	8.00	6.91

As of February 23, 2012, the Company had approximately 633 shareholders. The Company has never declared or paid any dividends on its Common Stock.

In prior years, the Company’s board of directors had publicly announced the authorization of the Company to repurchase 250,000 shares of common stock. A total of 217,239 shares have been repurchased under this program including 270 shares repurchased during 2011. The plan allows for an additional 32,761 shares to be repurchased and does not have an expiration date.

Issuer Purchases of Equity Shares

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
October 1, 2011 through October 31, 2011	—	—	—	32,761
November 1, 2011 through November 30, 2011	—	$—	—	32,761
December 1, 2011 through December 31, 2011	—	—	—	32,761

	—	$—	—	32,761

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2011 and 2010 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2011 and 2010, included herein.

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

Accounts Receivable. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past. The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers. A small percentage of the accounts receivable balance are denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.

Inventory. Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method. The Company monitors its inventory for obsolescence and records reductions from cost when required.

Income Taxes. At December 31, 2011, the Company had net current deferred tax assets of $144,000 and net noncurrent deferred tax liabilities of $338,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge that occurred prior to 2010 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely that this asset will not be realized. The fully reserved $323,000 deferred tax asset related to the capital loss can be carried back two years and carried forward four years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At December 31, 2011 and 2010 the Company had no reserves for uncertain tax positions. The Company had recorded a liability of $27,000 related to an uncertain tax position which was eliminated during 2010.

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

Sales are reported on a net basis by deducting credits, estimated normal returns and discounts. The Company’s return policy does not vary by geography. The customer has no rotation or price protection rights and the Company is not under a warranty obligation except for a minimal obligation related to six months of service on the DTX printer sold in 2010, which has since expired. Freight billed to customers is included in sales. Shipping costs are included in cost of goods sold.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Sales. The Company’s net sales increased 1.6% in 2011 to a record $16.8 million compared to net sales of $16.5 million in 2010. Stronger sales in Asia and Latin America drove a 2.5% Export sales increase for 2011. These increases were partially offset by weaker European sales. IKONICS Imaging realized a 3.8% sales increase over 2010 due to increased film sales. In 2011, the Company determined that Micro-Machining and DTX financial information would not be included under the IKONICS Imaging segment. See Note 5 in the notes to the financial statements included in Item 8 hereto for a more detailed discussion on this transition. DTX and Micro-Machining sales were down 3.2% compared to last year. Sales in 2010 were favorably impacted by a DTX printer sale while no DTX printers were sold because the Company’s printer suppliers were experiencing manufacturing difficulties with a second generation printer. Strong Micro-Machining sales partially offset the DTX sales shortfall. Domestic Chromaline sales were similar to last year as increased emulsion sales were offset by lower film sales.

Gross Profit. Gross profit in 2011 was $6.7 million, or 40.0% of sales, compared to $6.8 million, or 41.1% of sales in 2010. Domestic and Export gross profit percentage decreased by 4.7% and 4.3%, respectively, during 2011 compared to 2010. Raw material price increases along with a decrease in higher margin film sales have unfavorably affected the gross profit percentage for both Export and Domestic. Higher margin DTX and Mirco-Machining sales along with an increase in higher margin IKONICS Imaging film sales partially offset the Export and Domestic gross margin decreases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.2 million, or 30.8% of sales, in 2011 compared to $4.6 million, or 27.7% of sales in 2010. The increase in selling, general and administrative expenses reflects higher personnel, promotion and consulting costs related to supporting the Company’s Micro-Machining and DTX initiatives along with increased sales efforts in awards and recognition market. Approximately $170,000 of the higher personnel expenses are related to resources that were previously assigned to research and development, but have been reassigned to focus exclusively on Micro-Machining and DTX.

Research and Development Expenses. Research and development expenses in 2011 were $512,000, or 3.1% of sales, versus $696,000, or 4.2% of sales, in 2010. The decrease is due to lower staffing levels due to the reassignment of certain personnel to the Company’s Micro-Machining and DTX initiatives. Additionally, legal and patent related expenses were lower in 2011 along with research related production trials.

Interest Income. The Company earned $17,300 of interest income in 2011 compared to $19,700 in 2010. The interest earned in 2011 and 2010 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with remaining maturities ranging from 1 to 12 months.

Income Taxes. During 2011, the Company realized income tax expense of $345,000, or an effective rate of 33.1%, compared to income tax expense of $440,000, or an effective rate of 28.3% in 2010. The income tax provision for 2011 and 2010 differs from the expected tax expense due to the benefits of the domestic manufacturing deduction and federal and state credits for research and development. Additionally, the effective tax rate in 2010 was impacted by derecognizing a $27,000 liability for unrecognized tax benefits relating to a tax year where the statute of limitations expired during the year. During 2010, the Company also recorded an out-of-period tax benefit adjustment of $15,000 relating to prior year tax credits as well as the receipt of interest of approximately $13,000 related to Minnesota state income tax returns.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash was $1,867,000 and $1,291,000 at December 31, 2011 and 2010, respectively. In addition to its cash, the Company also held $1,835,000 of short term investments as of December 31, 2011 and $2,218,000 of short-term investments as of December 31, 2010. The Company generated $794,000 in cash from operating activities during 2011, compared to generating $1,601,000 of cash from operating activities in 2010. Cash provided by operating activities is primarily the result of the net income adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2011, trade receivables increased by $298,000. The increase in receivables was driven by increased Export sales which have longer payment terms and slightly slower collections than Domestic sales. Inventory levels increased $264,000 due to higher levels of raw materials. The raw materials increase is related to the timing of the delivery of large raw material shipments at year end and higher raw material costs. The Company also requires increased levels of raw materials to support new products. The $19,000 increase in prepaid expenses and other assets is related to the timing of insurance payments for 2012. Accounts payable increased $108,000 due to of the timing of payments to and purchases from vendors while accrued liabilities decreased $39,000 due to the timing of the Company’s payroll. Income taxes payable decreased $7,000 and the Company’s income tax receivable increased $59,000 due to timing of estimated 2011 tax payments compared to the calculated 2011 tax liability.

During 2011, investing activities used $289,000. The Company’s purchases of property and equipment for the year were $622,000. These purchases were mainly for equipment to upgrade the capabilities of the Company’s DTX and Micro-Machining operations, equipment to improve product quality and capacity, mandatory elevator improvements, one vehicle and hardware to upgrade the Company’s computer network. Also during 2011, the Company incurred $60,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company also invested $2,446,000 in twelve fully insured certificates of deposits during 2011. Fourteen certificates of deposit totaling $2,829,000 matured during 2011.

During 2010, investing activities used $1,637,000. The Company invested $2,621,000 in fully insured certificates of deposits with six $200,000 certificates of deposit maturing during 2010. Purchases of property and equipment totaled $189,000. These capital expenditures were mainly for production equipment and three vehicles for sales persons. The Company received $22,000 from vehicle and equipment sales during 2010. Also during 2010, the Company incurred $54,000 in patent application costs.

During 2011, the Company received $71,000 from financing activities as the Company received $73,000 from the issuance of 11,500 shares of common stock from the exercise of stock options. The Company used $2,100 in financing activities during 2011 to repurchase 270 shares of its own stock. During 2010, the Company received $23,000 from financing activities. The Company received $37,000 from the issuance of 8,500 shares of common stock from the exercise of stock options and the Company repurchased 2,200 shares of it own stock for $15,000.

A bank line of credit exists providing for borrowings of up to $1,250,000. The line of credit term runs from October 31, 2011 to October 30, 2012. The Company expects to obtain a similar line of credit when the current line of credit expires. The line of credit is collateralized by trade receivables and inventory and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during 2011 and 2010 and there were no borrowings outstanding as of December 31, 2011 and 2010. There are no financial covenants related to the line of credit.

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

Capital Expenditures

In 2011, the Company had $622,000 in capital expenditures. Capital expenditures in 2011 were for equipment to upgrade the capabilities of the Company’s DTX and Micro-Machining operations, equipment to improve product quality and capacity, mandatory elevator improvements, one vehicle and hardware to upgrade the Company’s computer network. In addition, the Company transferred $227,000 of DTX equipment from inventory to equipment during the year. The DTX equipment was purchased for inventory in 2010. Instead of offering the DTX equipment for sale, the Company decided it would be necessary to keep the equipment for product testing and customer demonstrations.

In 2010, the Company had $189,000 in capital expenditures. These capital expenditures were mainly for production equipment and three vehicles for sales persons.

The Company expects capital expenditures in 2012 of approximately $550,000 and includes expenditures for manufacturing equipment upgrades and capacity increases and vehicles for sales personnel. It also includes $150,000 in expenditures to complete the mandatory elevator upgrades and an equipment upgrade project which were both started in 2011. These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in all regions of the world, including North America, Europe, Latin America, and Asia. The Company’s 2011 foreign sales of $5,556,000 were approximately 33.1% of total sales, compared to the 2010 foreign sales of $5,421,000, which were 32.8% of total sales. The increase in foreign sales in 2011 was primarily due to growth of 3.3% Asia and Latin America while 2011 European sales were down 7.5% compared to last year. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company’s results of operations are affected by fluctuations in foreign currency exchange rates. Fluctuations in foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2011. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2011 or 2010.

Future Outlook

IKONICS has spent on average over 3%- 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its DTX and Micro-Machining programs. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.

In 2011, the Company made substantial progress on its new Micro-Machining business initiatives. During the year, Micro-Machining sales grew, became profitable and manufacturing capacity was increased. Micro-Machining is also in the process of being qualified for production by three major aerospace companies. Although the sales cycle with these customers is long, once specified as a process or component, the life of the business can be very long term. The recognition by the industry of the Company’s unique ability to machine composite materials is coinciding with increasing demand for composite materials by the aerospace industry.

In addition, the Company made substantial progress in 2011 on its DTX business initiatives. A DTX first generation printer was sold to a customer beta site in the fourth quarter of 2010; it is performing to expectations and generating sales for the Company of related consumables. In January 2012, the Company placed a second generation DTX printer with a North America mold maker and has been informed by its DTX printer manufacturing partner, Colour Scanner Technology GMBH, of other pending orders. In February of 2012, the Company announced a partnership and distribution agreement with Tri-D Technology to provide ExacFlat software for placing textures on 3D molds. The Company believes, that coupled with DTX, this technology provides the mold maker with the fastest, most accurate and cost effective way to apply decorative features to 3D mold. The Company was also awarded a European patent on its DTX technology in 2010 and a U. S. patent in 2012. Additional U. S. and European patent applications, as well as a Japanese patent application, are currently being examined by the respective patent offices.

In 2011, the Company’s traditional domestic screen print stencil business was flat. The Company anticipates growth in this area in 2012 with an improving economy and new sales efforts. Sales to the awards and recognition market of the Company’s sandblast resist films rebounded in 2011 with the improving economy, and the Company expects that trend to continue in 2012.

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

Not applicable

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IKONICS Corporation

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota

March 6, 2012

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
CURRENT ASSETS:
Cash (Note 7)	$1,867,165	$1,291,383
Short-term investments	1,835,003	2,217,990
Trade receivables, less allowance of $51,000 in 2011 and $60,000 in 2010 (Notes 5, 7, and 8)	2,180,947	1,883,428
Inventories (Notes 1 and 8)	2,234,834	2,198,064
Prepaid expenses and other assets	82,923	63,965
Income tax receivable	59,322	—
Deferred income taxes (Note 2)	144,000	157,000

Total current assets	8,404,194	7,811,830

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	5,982,799	5,888,445
Machinery and equipment	3,021,053	2,455,238
Office equipment	662,160	642,100
Vehicles	235,000	234,650

	9,901,012	9,220,433
Less accumulated depreciation	4,464,110	4,207,500

	5,436,902	5,012,933

INTANGIBLE ASSETS, less accumulated amortization of $427,454 in 2011 and $376,983 in 2010 (Note 3)	326,362	317,168

	$14,167,458	$13,141,931

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$549,532	$441,830
Accrued compensation	244,173	282,196
Other accrued liabilities	45,210	45,868
Income taxes payable	—	8,090

Total current liabilities	838,915	777,984
DEFERRED INCOME TAXES (Note 2)	338,000	171,000

Total liabilities	1,176,915	948,984

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares: issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares: issued and outstanding 1,984,587 shares in 2011 and 1,973,357 shares in 2010 (Note 6)	198,459	197,336
Additional paid-in capital	2,363,150	2,263,176
Retained earnings	10,428,934	9,732,435

Total stockholders’ equity	12,990,543	12,192,947

	$14,167,458	$13,141,931

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
NET SALES	$16,780,262	$16,517,338
COST OF GOODS SOLD	10,070,852	9,713,054

GROSS PROFIT	6,709,410	6,804,284

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES	5,171,147	4,574,452
RESEARCH AND DEVELOPMENT EXPENSES	512,259	695,593

	5,683,406	5,270,045

INCOME FROM OPERATIONS	1,026,004	1,534,239
INTEREST INCOME	17,253	19,681

INCOME BEFORE INCOME TAXES	1,043,257	1,553,920
FEDERAL AND STATE INCOME TAXES (Note 2)	345,000	440,000

NET INCOME	$698,257	$1,113,920

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.56

Diluted	$0.35	$0.56

WEIGHTED AVERAGE COMMON SHARES:
Basic	1,981,848	1,971,717

Diluted	1,986,041	1,973,447

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional Paid-in Capital		Total Stock- holders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
BALANCE AT DECEMBER 31, 2009	1,967,057	196,706	2,198,289	8,631,091	11,026,086
Net income	—	—	—	1,113,920	1,113,920
Exercise of stock options	8,500	850	36,890	—	37,740
Common stock repurchased	(2,200)	(220)	(2,334)	(12,576)	(15,130)
Tax benefit resulting from stock option exercises			914		914
Stock based compensation and related tax benefit	—	—	29,417	—	29,417

BALANCE AT DECEMBER 31, 2010	1,973,357	$197,336	$2,263,176	$9,732,435	$12,192,947
Net income	—	—	—	698,257	698,257
Exercise of stock options	11,500	1,150	72,060	—	73,210
Common stock repurchased	(270)	(27)	(294)	(1,758)	(2,079)
Tax benefit resulting from stock option exercises	—	—	1,518	—	1,518
Stock based compensation and related tax benefit	—	—	26,690	—	26,690

BALANCE AT DECEMBER 31, 2011	1,984,587	$198,459	$2,363,150	$10,428,934	$12,990,543

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$698,257	$1,113,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	415,821	402,027
Amortization	50,471	51,407
Stock based compensation	26,690	29,417
Gain on sale of equipment and vehicles	(1,353)	(13,766)
Loss on intangible asset abandonment	805	31,372
Deferred income taxes	180,000	15,000
Changes in working capital components:
Trade receivables	(297,519)	132,370
Inventories	(263,809)	(127,462)
Prepaid expenses and other assets	(18,958)	(2,628)
Income tax refund receivable	(59,322)	—
Accounts payable	107,702	155,220
Accrued liabilities	(38,681)	(113,709)
Income taxes payable	(6,572)	(71,799)

Net cash provided by operating activities	793,532	1,601,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(621,598)	(189,150)
Proceeds from sale of equipment and vehicles	10,200	22,200
Purchases of intangibles	(60,470)	(54,407)
Purchases of short-term investments	(2,446,359)	(2,621,393)
Proceeds from sale of short-term investments	2,829,346	1,205,568

Net cash used in investing activities	(288,881)	(1,637,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,079)	(15,130)
Proceeds from exercise of stock options	73,210	37,740

Net cash provided by financing activities	71,131	22,610

NET INCREASE (DECREASE) IN CASH	575,782	(13,203)
CASH AT BEGINNING OF YEAR	1,291,383	1,304,586

CASH AT END OF YEAR	$1,867,165	$1,291,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $4,090 and $81,422, respectively	$230,894	$531,799

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Equipment transferred from inventory to property, plant and equipment	$227,039	$—

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Foreign export sales approximated 33.1% of net sales in 2011 and 32.8% of net sales in 2010. The Company’s accounts receivable at December 31, 2011 and 2010 due from foreign customers were 35.9% and 38.5% of total accounts receivable, respectively. The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days. No single customer or foreign country represented greater than 10% of net sales in 2011 or in 2010.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through March 6, 2012, the date the financial statements were issued.

A summary of the Company’s significant accounting policies follows:

Short-Term Investments - Short-term investments consist of $1,835,000 and $2,218,000 of fully insured certificates of deposit with remaining maturities ranging from one to twelve months as of December 31, 2011 and 2010, respectively.

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

A small percentage of the accounts receivable balance is denominated in a foreign currency with no concentration in any given country. At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year end spot rate in accordance with FASB ASC 830, Foreign Currency Matters. Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Stockholders’ Equity and Cash Flows for 2011 and 2010.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,213,000 and $993,000 higher than reported at December 31, 2011 and 2010, respectively. The major components of inventories, net of the allowance for obsolescence, are as follows:

	2011	2010
Raw materials	$1,811,219	$1,403,875
Work-in-progress	338,284	294,006
Finished goods	1,298,616	1,493,226
Reduction to LIFO cost	(1,213,285)	(993,043)

Total inventories	$2,234,834	$2,198,064

Depreciation - Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years
Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3

Intangible Assets - Intangible assets consist of patents, licenses and covenants not to compete arising from business combinations. Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms. Intangible assets with finite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value of the intangibles to their future undiscounted cash flows. To the extent the undiscounted cash flows are less than the carrying value, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.

As of December 31, 2011 the remaining estimated weighted average useful lives of intangible assets are as follows:

Years
Patents	15.2
Licenses	4.6
Non-compete agreements	2.5

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturity of these instruments.

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

Deferred Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company follows the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Earnings (loss) Per Common Share (EPS) - Basic EPS is calculated using net income divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares, when dilutive, that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	2011	2010
Weighted average common shares outstanding	1,981,848	1,971,717
Dilutive effect of stock options	4,193	1,730

Weighted average common and common equivalent shares outstanding	1,986,041	1,973,447

At December 31, 2011, options to purchase 5,000 shares of common stock with a weighted average exercise price of $8.08 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive. At December 31, 2010, options to purchase 16,250 shares of common stock with a weighted average exercise price of $7.89 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718 Compensation – Stock Compensation.

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

2.	INCOME TAXES

Income tax expense for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Current:
Federal	$162,000	$428,000
State	3,000	(3,000)

	165,000	425,000
Deferred	180,000	15,000

	$345,000	$440,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2011 and 2010 to income before taxes, is reconciled to income tax expense as follows:

	2011	2010
Expected provision for federal income taxes	$365,100	$544,000
State income taxes, net of federal benefit	2,200	(2,100)
Reversal of uncertain tax positions	—	(27,000)
Domestic manufacturers deduction	(18,600)	(50,100)
Non-deductible meals, entertainment, and life insurance	20,700	20,400
Research and development credit	(15,900)	(16,600)
Other	(8,500)	(28,600)

	$345,000	$440,000

Net deferred tax liabilities consist of the following as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
Accrued vacation	$23,000	$21,000
Inventories	107,000	113,000
Allowance for doubtful accounts	8,000	12,000
Allowance for sales returns	10,000	11,000
Capital loss carryforward	323,000	323,000
Less valuation allowance	(323,000)	(323,000)

	148,000	157,000
Deferred tax liabilities:
Property and equipment and other assets	(305,000)	(160,000)
Prepaid expenses	(5,000)	—
Intangible assets	(32,000)	(11,000)

Net deferred tax liabilities	$(194,000)	$(14,000)

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2011 and 2010 as follows:

	2011	2010
Current assets	$144,000	$157,000
Noncurrent liabilities	(338,000)	(171,000)

	$(194,000)	$(14,000)

At December 31, 2011 and 2010, the Company established a valuation allowance against its deferred tax asset related to the Company’s $919,000 loss on its investment in non-marketable equity securities since it is more likely that the deferred tax asset will not be realized. The deferred tax asset and valuation allowance at December 31, 2011 and December 31, 2010 was $323,000. As of December 31, 2011 the remaining deferred tax asset related to the capital loss can be carried back one year and carried forward three years and must be offset by a capital gain.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2008, 2009, 2010 and 2011.

3.	INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, licenses and covenants not to compete arising from business combinations. Capitalized patent application costs are included with patents. Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter. The Company wrote off costs related to patent applications of $1,000 in 2011 and $31,000 in 2010. No other impairment adjustments to intangible assets were made during the years ended December 31, 2011 or 2010.

Intangible assets at December 31, 2011 and 2010 consist of the following:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$350,816	$(130,166)	$291,151	$(123,489)
Licenses	100,000	(75,628)	100,000	(67,500)
Non-compete agreements	303,000	(221,660)	303,000	(185,994)

	$753,816	$(427,454)	$694,151	$(376,983)

	2011	2010
Aggregate amortization expense:
For the years ended December 31	$50,471	$51,407

Estimated amortization expense for the years ending December 31:

2012	48,000
2013	44,000
2014	15,000
2015	11,000
2016	8,000

In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements. The Company incurred $94,000 of expense under these agreements during 2011, and $87,000 during 2010 which have been included in selling, general and administrative expenses in the Statements of Income.

4.	RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code. Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds. The Company contributes up to 5% of each eligible employee’s compensation. Total retirement expense for the years ended December 31, 2011 and 2010 was approximately $194,000 and $188,000, respectively.

5.	SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. In previous years, there were three reportable segments: Domestic, Export and IKONICS Imaging. Domestic sells screen printing film, emulsions and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. The IKONICS Imaging segment also included products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which beginning in 2011 the Company now defines as Micro-Machining. In addition, IKONICS Imaging included products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX). Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micro-Machining or DTX. Beginning in 2011, the Company no longer includes Micro-Machining and DTX financial information under the IKONICS Imaging segment. The financial information for Micro-Machining and DTX are combined into a new segment called “Other.” As the Company is unable to provide comparable 2010 financial information for the newly defined segments, the Company will disclose in 2011 both the new basis and previous basis of segment reporting. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables which is allocated based on the previous segmentation. Financial information with respect to the reportable segments follows:

For the year ended December 31, 2011 (previous segment method):

	Domestic	Export	IKONICS Imaging	Unallocated.*	Total
Net sales	$6,680,562	$5,556,455	$4,543,245	$—	$16,780,262
Cost of goods sold	3,824,866	4,123,833	2,122,153	—	10,070,852

Gross profit	2,855,696	1,432,622	2,421,092	—	6,709,410
Selling, general and administrative*	1,241,502	581,517	1,888,043	1,460,085	5,171,147
Research and development*	—	—	—	512,259	512,259

Income from operations	$1,614,194	$851,105	$533,049	$(1,972,344)	$1,026,004

For the year ended December 31, 2010 (previous segment method):

	Domestic	Export	IKONICS Imaging	Unallocated.*	Total
Net sales	$6,653,723	$5,420,601	$4,443,014	$—	$16,517,338
Cost of goods sold	3,497,971	3,792,335	2,422,748	—	9,713,054

Gross profit	3,155,752	1,628,266	2,020,266	—	6,804,284
Selling, general and Administrative*	973,623	571,826	1,128,508	1,900,495	4,574,452
Research and Development*	—	—	—	695,593	695,593

Income (loss) from Operations	$2,182,129	$1,056,440	$891,758	$(2,596,088)	$1,534,239

For the year ended December 31, 2011 (new segment method):

	Domestic	Export	IKONICS Imaging	Other	Unallocated*	Total
Net sales	$6,680,562	$5,556,455	$3,582,268	$960,977	$—	$16,780,262
Cost of goods sold	3,824,866	4,123,833	1,718,846	403,307	—	10,070,852

Gross profit	2,855,696	1,432,622	1,863,422	557,670	—	6,709,410
Selling general and administrative*	1,241,502	581,517	1,136,907	751,136	1,460,085	5,171,147
Research and development*	—	—	—	—	512,259	512,259

Income from operations	$1,614,194	$851,105	$726,515	$(193,466)	$(1,972,344)	$1,026,004

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable related to the “Other” segment are included in IKONICS Imaging. Accounts receivable by segment as of December 31, 2011 and December 31, 2010 were as follows:

	Dec 31, 2011	Dec 31, 2010
Domestic	$997,937	$874,535
Export	783,788	725,007
IKONICS Imaging	427,252	325,334
Other, net of allowances	(28,030)	(41,448)

Total	$2,180,947	$1,883,428

6.	STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a three year period. A total of 119,823 shares of common stock are reserved for additional grants of options under the plan at December 31, 2011.

Under the plan, the Company charged compensation cost of $26,690 and $29,417 against income in 2011 and 2010, respectively.

As of December 31, 2011, there was approximately $32,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were $73,210 for 2011 and $37,740 for 2010.

The fair value of options granted during 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2011	2010
Dividend yield	0%	0%
Expected volatility	40.5% - 41.3%	45.2%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.0% - 2.0%	2.5%
Fair value of each option on grant date	$2.75 - $2.83	$3.08

There were 9,000 options and 4,000 options granted during 2011 and 2010, respectively.

FASB ASC 718, Compensation – Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture expense and prospective actuarial analysis, estimated at 2%.

A summary of the status of the Company’s stock option plan as of December 31, 2011 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	40,500	$6.38
Granted	9,000	7.66
Exercised	(11,500)	6.37
Expired and forfeited	(3,250)	7.82

Outstanding at December 31, 2011	34,750	$6.58	2.75	$45,695

Vested or expected to vest at December 31, 2011	34,750	$6.58	2.75	$45,695

Exercisable at December 31, 2011	16,916	$6.50	1.92	$24,111

The weighted-average grant date fair value of options granted was $2.82 and $3.08 for the years ended December 31, 2011 and 2010, respectively. The total intrinsic value of options exercised was $20,687 for the year ended December 31, 2011 and $24,945 for the year ended December 31, 2010.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2011	Weighted- Average Exercise Price
$5.00 -$5.99	13,000	2.31	$5.00	6,500	$5.00
$6.00 -$6.99	4,250	1.58	$6.71	4,250	$6.71
$7.00 - $8.99	17,500	3.36	$7.73	6,166	$7.95

	34,750	2.75	$6.58	16,916	$6.50

7.	CONCENTRATION OF CREDIT RISK

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

The Company has a $1,250,000 bank line of credit that provides for working capital financing. This line of credit is subject to annual renewal on each October 30, is collateralized by trade receivables and inventories, and bears interest at 2.5 percentage points over 30-day LIBOR. There were no outstanding borrowings under this line of credit at December 31, 2011 and 2010. There are no financial covenants related to the line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information included in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference. The following information completes the Company’s response to this Item 10.

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

Item 11. Executive Compensation

The information included in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information included in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information included in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference. The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

The information included in the Company’s definitive proxy statement for the 2012 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of McGladrey & Pullen, LLP, the independent registered public accounting firm of the Company

(ii) Balance Sheets as of December 31, 2011 and 2010

(iii) Statements of Income for the years ended December 31, 2011 and 2010

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010

(v) Statements of Cash Flows for the years ended December 31, 2011 and 2010

(vi) Notes of the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

Exhibit	Description

3.1	Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727)).

3.2	By-Laws of the Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727)).

4	Specimen of Common Stock Certificate. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727)).

10.1*	IKONICS Corporation 1995 Stock Incentive Plan, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on March 3, 2011 (File No. 000-25727)).

14	Code of Ethics. (Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 000-25727)).

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.

32	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.**

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2012.

IKONICS CORPORATION

By	/s/ WILLIAM C. ULLAND
William C. Ulland, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2012.

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