Form 10-Q
period 2012-03-31
IKONICS CORP
filed 2012-05-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,986,337 shares outstanding as of April 30, 2012.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31 2012	December 31 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,990,366	$1,867,165
Short-term investments	1,637,087	1,835,003
Trade receivables, less allowance of $54,000 in 2012 and $51,000 in 2011	2,219,045	2,180,947
Inventories	2,412,635	2,234,834
Prepaid expenses and other assets	153,692	82,923
Income taxes receivable	94,843	59,322
Deferred income taxes	144,000	144,000

Total current assets	8,651,668	8,404,194

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,064,903	5,982,799
Machinery and equipment	3,153,693	3,021,053
Office equipment	677,314	662,160
Vehicles	235,000	235,000

	10,130,910	9,901,012
Less accumulated depreciation	4,580,108	4,464,110

	5,550,802	5,436,902

INTANGIBLE ASSETS, less accumulated amortization of $439,800 in 2012 and $427,454 in 2011	299,255	326,362

	$14,501,725	$14,167,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$826,467	$549,532
Accrued compensation	267,303	244,173
Other accrued expenses	133,196	45,210

Total current liabilities	1,226,966	838,915

DEFERRED INCOME TAXES	338,000	338,000

Total liabilities	1,564,966	1,176,915

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,985,337 shares in 2012 and 1,984,587 shares in 2011	198,534	198,459
Additional paid-in capital	2,371,697	2,363,150
Retained earnings	10,366,528	10,428,934

Total stockholders’ equity	12,936,759	12,990,543

	$14,501,725	$14,167,458

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2012	2011
NET SALES	$4,009,624	$3,653,099
COST OF GOODS SOLD	2,504,064	2,186,256

GROSS PROFIT	1,505,560	1,466,843
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,426,197	1,343,641
RESEARCH AND DEVELOPMENT EXPENSES	175,714	99,911

INCOME (LOSS) FROM OPERATIONS	(96,351)	23,291
INTEREST INCOME	3,726	4,562

INCOME (LOSS) BEFORE INCOME TAXES	(92,625)	27,853
INCOME TAX BENEFIT	30,219	9,489

NET INCOME (LOSS)	$(62,406)	$37,342

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$0.02

Diluted	$(0.03)	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,984,695	1,976,523

Diluted	1,984,695	1,981,114

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,406)	$37,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	115,997	98,488
Amortization	12,346	12,614
Stock based compensation	4,416	6,126
Loss on intangible asset abandonment	22,324	—
Changes in operating assets and liabilities:
Trade receivables	(38,098)	(65,333)
Inventories	(177,801)	(569,876)
Prepaid expenses and other assets	(70,769)	(67,909)
Income taxes receivable	(35,065)	(4,574)
Accounts payable	276,935	80,669
Accrued liabilities	111,116	(12,985)
Income taxes payable	—	(14,562)

Net cash provided by (used in) operating activities	158,995	(500,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(229,897)	(66,743)
Purchases of intangibles	(7,563)	(23,539)
Purchases of short-term investments	(410,833)	(813,224)
Proceeds from maturity of short-term investments	608,749	808,676

Net cash used in investing activities	(39,544)	(94,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,750	55,709

NET INCREASE (DECREASE) IN CASH	123,201	(539,121)

CASH AT BEGINNING OF PERIOD	1,867,165	1,291,383

CASH AT END OF PERIOD	$1,990,366	$752,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $1,341 in 2012	$4,846	$9,647

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2012, and the related statements of operation and cash flows for the three months ended March 31, 2012 and 2011 have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2012, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Short-Term Investments

The Company’s $1,637,000 of short-term investments at March 31, 2012 is comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 0.4% to 1.6%.

3.	Inventories

The major components of inventory are as follows:

	Mar 31, 2012	Dec 31, 2011
Raw materials	$2,006,985	$1,811,219
Work-in-progress	352,765	338,284
Finished goods	1,292,251	1,298,616
Reduction to LIFO cost	(1,239,366)	(1,213,285)

Total Inventory	$2,412,635	$2,234,834

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net income (loss) divided by the weighted average of common shares outstanding. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2012	Mar 31, 2011
Weighted average common shares outstanding	1,984,695	1,976,523
Dilutive effect of stock options	—	4,591

Weighted average common and common equivalent shares outstanding	1,984,695	1,981,114

If the Company was in a net income position in the first quarter of 2012, 29,000 options with a weighted average exercise price of $6.37 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive. For the quarter ended March 31, 2011, options to purchase 7,250 shares of common stock with a weighted average exercise price of $8.22 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

5.	Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period. A total of 119,823 shares of common stock are reserved and available for additional grants of options under the plan at March 31, 2012.

The Company charged compensation cost of approximately $4,400 and $6,100 against income for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 there was approximately $28,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three month periods ended March 31, 2012 and 2011. The Company’s APIC pool totaled approximately $111,000 at each of March 31, 2012 and December 31, 2011.

Proceeds from the exercise of stock options were approximately $4,000 for the three months ended March 31, 2012 and $56,000 for the three months ended March 31, 2011.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2012 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	34,750	$6.58
Granted	—	—
Exercised	(750)	5.00
Expired and forfeited	—	—

Outstanding at March 31, 2012	34,000	6.62

Exercisable at March 31, 2012	16,166	6.57

The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2012 and 2011 was approximately $44,000 and $22,000, respectively.

6.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases. There are four reportable segments: Domestic, Export, IKONICS Imaging and Other. Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada. IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada. The Other segment includes products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which beginning in 2011 the Company defines as Micromachining. In addition the Other segment includes products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX). Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micromachining or DTX. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables. Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2012:

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$1,483,337	$1,364,906	$841,701	$319,680	$—	$4,009,624
Cost of goods sold	866,508	1,026,517	417,018	194,021	—	2,504,064

Gross profit	616,829	338,389	424,683	125,659	—	1,505,560
Selling general and adminstrative*	306,921	150,919	305,712	212,488	450,157	1,426,197
Research and development*	—	—	—	—	175,714	175,714

Income (loss) from operations	$309,908	$187,470	$118,971	$(86,829)	$(625,871)	$(96,351)

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2011:

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$1,331,049	$1,196,213	$890,919	$234,918	$—	$3,653,099
Cost of goods sold	746,008	881,726	456,267	102,255	—	2,186,256

Gross profit	585,041	314,487	434,652	132,663	—	1,466,843
Selling general and adminstrative*	276,505	132,474	297,240	198,490	438,932	1,343,641
Research and development*	—	—	—	—	99,911	99,911

Income (loss) from operations	$308,536	$182,013	$137,412	$(65,827)	$(538,843)	$23,291

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable by segment as of March 31, 2012 and December 31, 2011 were as follows:

	Mar 31, 2012	Dec 31, 2011
Domestic	$890,665	$997,937
Export	799,864	783,788
IKONICS Imaging	259,765	288,298
Other	287,923	138,954
Unallocated	(19,172)	(28,030)

Total	$2,219,045	$2,180,947

7.	Self-Funded Medical Insurance

Beginning in 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities. Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $75,000 as of March 31, 2012 and is included within other accrued expenses in the consolidated balance sheets.

8.	Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. As of March 31, 2012 and 2011, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states. The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2008, 2009, 2010, and 2011.

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

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2012 and for the same period of 2011. It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Factors that May Affect Future Results

•

The Company’s expectation that its effective tax rate for the remainder of 2012 will be similar to 2012 first quarter effective rate of 32.6% of pretax income (loss)—The effective tax rate for the final nine months of 2012 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•

The Company’s belief that the quality of its trade receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•

The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires on October 30, 2012—This expectation may be impacted by factors such as changes in credit markets, the interest rate environment, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.

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

•

The Company’s beliefs as to the future performance of its new technologies or particular segments—Actual performance may be impacted by general market conditions or conditions in particular industries in which the Company’s products are used (including the aerospace industry), changes to the competitive landscape in the industries in which the Company competes (including pricing pressures from existing or future competitors), lack of acceptance of new products or technologies or increases to raw materials costs used to produce the Company’s products.

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

Income Taxes. At March 31, 2012, the Company had net current deferred tax assets of $144,000 and net noncurrent deferred tax liabilities of $338,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge that occurred prior to 2011 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely that this asset will not be realized. The fully reserved $323,000 deferred tax asset related to the capital loss can be carried back two years and carried forward four years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At March 31, 2012 and December 31, 2011 the Company had no reserves for uncertain tax positions.

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

Self-Funded Medical Insurance. Beginning in 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities. Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $75,000 as of March 31, 2012 and is included within other accrued expenses in the consolidated balance sheets.

Results of Operations

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Net Sales. The Company realized a 9.8% sales increase during the first quarter of 2012 with sales of $4.0 million compared to sales of $3.7 million for the same period in 2011. Strong sales into Asia and Latin America drove a 14.1% Export sales increase. Growth in film and emulsion sales resulted in Domestic sales increasing by 11.4% in the first quarter of 2012. The 36.1% first quarter sales increase in the Other segment is related to the sale of a DTX printer. The Company anticipates that in the future, DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company. Partially offsetting these sales increases was a 5.5% IKONICS Imaging sales decrease. The sales decrease is mainly due to a drop in first quarter glass sales.

Gross Profit. Gross profit was $1.5 million, or 37.5% of sales, in first quarter of 2012 compared to $1.5 million, or 40.2% of sales, for the same period in 2011. The 2012 first quarter gross margin percentage decrease is partially due to the reduction in pricing on certain Domestic film products resulting from competitive pricing pressure. The 2012 first quarter gross margin was also negatively affected by increases in raw material costs and an increase in lower margin Export sales while higher margin IKONICS Imaging sales decreased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.4 million, or 35.6% of sales, in the first quarter of 2012 compared to $1.3 million, or 36.8% of sales, for the same period in 2011. The increase in selling, general and administrative expenses reflects higher direct selling and consulting expenses to support sales initiatives in the Company’s Micromachining and DTX initiatives along with efforts in Domestic and Export.

Research and Development Expenses. Research and development expenses during the first quarter of 2012 were $176,000, or 4.4% of sales, versus $100,000, or 2.7% of sales, for the same period in 2011. The increase is partially related to a $22,000 abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. Additional costs were also incurred in the first quarter of 2012 for increased staffing and production trials along with higher lab supply expenses.

Interest Income. The Company earned $3,700 of interest income in the first quarter of 2012 compared to $4,600 of interest income in the first quarter of 2011. The interest earned in first quarter of 2012 and 2011 is related to interest received from the Company’s short-term investments, which consisted of $1,637,000 of fully insured certificates of deposit with maturities ranging from six to twelve months as of the end of first quarter of 2012.

Income Taxes. For the first quarter of 2012, the Company realized income tax benefit of $30,000, or an effective rate of 32.6%, versus a $9,000 tax benefit for the first quarter of 2011. The Company expects that its effective tax rate for the remainder of the year will be similar to the first quarter as it recognizes benefits from the domestic manufacturing deduction, and state income taxes. During the first quarter of 2011, the Company recorded an out-of-period tax benefit adjustment of $9,000 relating to December 31, 2010 estimate for tax and a $9,000 tax benefit related to the exercise of stock options.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1,990,000 and $1,867,000 at March 31, 2012 and December 31, 2011, respectively. The Company generated $159,000 in cash for operating activities during the three months ended March 31, 2012, compared to using $500,000 of cash from operating activities during the same period in 2011. Cash provided by or used by operating activities is primarily the result of net income (loss) adjusted for non-cash depreciation, amortization, intangible asset abandonment and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2012, inventories increased by $178,000 due to increased raw material purchases. The higher raw material purchases are due to the Company’s efforts to take advantage of volume discounts and to protect itself against future price increases. The trade receivables increase of $38,000 is related to the increased sales volume. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Deposits, prepaid expenses and other assets increased $71,000, reflecting insurance premiums paid in advance in the first quarter of 2012. Accounts payable increased $277,000 due to of the timing of payments to vendors and the increase in raw material purchases. Accrued expenses increased $111,000, reflecting the timing of insurance and compensation payments while income taxes receivable increased $35,000.

During the first quarter of 2012, investing activities used $40,000. Purchases of property and equipment were $230,000, mainly for manufacturing equipment and mandatory elevator upgrades. Also during the first quarter of 2012, the Company incurred $8,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company also invested $411,000 in two fully insured certificates of deposit during the first quarter of 2012. Three certificates of deposit totaling $609,000 matured during the first three months of 2012.

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

During the first three months of 2012 the Company received $4,000 from financing activities from the issuance of 750 shares of common stock from the exercise of stock options compared to the $56,000 the Company received from the issuance of 8,000 shares of common stock from the exercise of stock options in the first quarter of 2011.

A bank line of credit exists providing for borrowings of up to $1,250,000 expires on October 30, 2012 if not renewed. The Company expects to obtain a similar line of credit when the current line of credit expires. The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first three months of 2012 or 2011 and there were no borrowings outstanding as of March 31, 2012 and 2011. There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first three months of 2012, the Company had $230,000 in capital expenditures. Capital expenditures during the first three months were manufacturing equipment and mandatory elevator upgrades. The Company expects capital expenditures in 2012 of approximately $550,000. Plans for capital expenditures include additional manufacturing equipment upgrades and vehicles for sales personnel. These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales during the first three months of 2012 compared to 33% of sales in the first quarter of 2011. Higher sales volumes in Asia and Latin America positively impacted 2012 first quarter sales volumes. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2012. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2012 or 2011.

Future Outlook

IKONICS has spent on average approximately 3%- 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its DTX and Micro-Machining programs. The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.

The Company continues to make progress on its new Micro-Machining business initiative. The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft and currently has a dozen projects in-house. These projects range from initial feasibility to the manufacture of prototypes to being qualified and specified for production. Although the Company has yet to realize major orders from these agreements, the Company anticipates that some of these new projects will lead to long-term contracts, and the Company is taking steps to expand its production capability to accommodate an anticipated increase in its business with the aerospace industry. Although the sales cycle with customers in the aerospace industry is long, once specified as a process or component, the life of the business can be very long term. The recognition by the industry of the Company’s unique ability to machine composite materials is coinciding with increasing demand for composite materials by the aerospace industry.

The Company is also continuing to make progress on its DTX business initiatives. In addition to the DTX printer sold by the Company in January 2012, the Company’s strategic printer manufacturers have also shipped two printers. The Company is currently working with its DTX customers on training, production optimization, and product improvements. In February 2012, the Company announced a partnership and distribution agreement with Tri-D Technology to provide ExacFlat software for placing textures on 3D molds. The Company believes, that coupled with DTX, this technology provides the mold maker with the fastest, most accurate and cost effective way to apply decorative features to 3D molds. The Company was also awarded a European patent on its DTX technology in 2010 and a U. S. patent in 2012. Additional U. S. and European patent applications, as well as a Japanese patent application, are currently being examined by the respective patent offices.

Domestically, both the Chromaline Screen Print Product and its IKONICS Imaging units remain profitable mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper. In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

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

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012:

Exhibit	Description

3.1	Restated Articles of Incorporation of Company, as amended.[1]

3.2	By-Laws of the Company, as amended.[2]

31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO

32	Section 1350 Certifications

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

1	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).
2	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: May 14, 2012	By:	/s/ Jon Gerlach
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