Form 10-Q
period 2012-06-30
IKONICS CORP
filed 2012-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value—1,989,537 shares outstanding as of August 8, 2012.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30 2012	December 31 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,537,842	$1,867,165
Short-term investments	1,646,923	1,835,003
Trade receivables, less allowance of $53,000 in 2012 and $51,000 in 2011	2,417,389	2,180,947
Inventories	2,685,130	2,234,834
Prepaid expenses and other assets	103,877	82,923
Income taxes receivable	—	59,322
Deferred income taxes	144,000	144,000

Total current assets	8,535,161	8,404,194

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,064,903	5,982,799
Machinery and equipment	3,224,368	3,021,053
Office equipment	698,182	662,160
Vehicles	235,000	235,000

	10,222,453	9,901,012
Less accumulated depreciation	4,699,125	4,464,110

	5,523,328	5,436,902

INTANGIBLE ASSETS, less accumulated amortization of $454,749 in 2012 and $427,454 in 2011	296,057	326,362

	$14,354,546	$14,167,458

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$496,280	$549,532
Accrued compensation	198,503	244,173
Other accrued expenses	82,812	45,210
Income taxes payable	46,469	—

Total current liabilities	824,064	838,915

DEFERRED INCOME TAXES	338,000	338,000

Total liabilities	1,162,064	1,176,915

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,986,837 shares in 2012 and 1,984,587 shares in 2011	198,684	198,459
Additional paid-in capital	2,384,187	2,363,150
Retained earnings	10,609,611	10,428,934

Total stockholders’ equity	13,192,482	12,990,543

	$14,354,546	$14,167,458

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
NET SALES	$4,547,080	$4,587,432	$8,556,704	$8,240,531
COST OF GOODS SOLD	2,743,794	2,733,442	5,247,858	4,919,698

GROSS PROFIT	1,803,286	1,853,990	3,308,846	3,320,833
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,285,371	1,267,695	2,711,568	2,611,336
RESEARCH AND DEVELOPMENT EXPENSES	153,265	137,488	328,979	237,399

INCOME FROM OPERATIONS	364,650	448,807	268,299	472,098
INTEREST INCOME	3,079	4,781	6,805	9,343

INCOME BEFORE INCOME TAXES	367,729	453,588	275,104	481,441
INCOME TAX EXPENSE	124,646	144,042	94,427	134,553

NET INCOME	$243,083	$309,546	$180,677	$346,888

EARNINGS PER COMMON SHARE:
Basic	$0.12	$0.16	$0.09	$0.18

Diluted	$0.12	$0.16	$0.09	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	1,986,364	1,982,869	1,985,530	1,979,714

Diluted	1,991,311	1,987,662	1,990,129	1,984,040

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,677	$346,888
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	235,015	197,026
Amortization	27,295	24,958
Stock based compensation	8,964	12,642
Loss on intangible asset abandonment	22,324	—
Changes in working capital components:
Trade receivables	(236,442)	(343,281)
Inventories	(450,296)	(379,541)
Prepaid expenses and other assets	(20,954)	(37,697)
Income taxes receivable	59,322	—
Accounts payable	(53,252)	20,665
Accrued expenses	(8,068)	70,833
Income taxes payable	47,517	3,659

Net cash used in operating activities	(187,898)	(83,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(321,441)	(114,627)
Purchases of intangibles	(19,314)	(41,726)
Purchases of short-term investments	(1,441,900)	(1,828,148)
Proceeds on sale of short-term investments	1,629,980	1,814,190

Net cash used in investing activities	(152,675)	(170,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(2,079)
Proceeds from exercise of stock options	11,250	68,210

Net cash provided by financing activities	11,250	66,131

NET DECREASE IN CASH	(329,323)	(188,028)

CASH AT BEGINNING OF PERIOD	1,867,165	1,291,383

CASH AT END OF PERIOD	$1,537,842	$1,103,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes, net of taxes paid of $6,238 in 2012 and $4,090 received in 2011.	$(12,412)	$130,894

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2012, and the related statements of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2012, and the results of operations and cash flows for all periods presented.

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

The Company’s short-term investments of approximately $1,647,000 are comprised of fully insured certificates of deposit with maturities ranging from six to twelve months and interest rates ranging from 0.3% to 1.2%.

3.	Inventories

The major components of inventories are as follows:

	June 30, 2012	Dec 31, 2011
Raw materials	$2,254,763	$1,811,219
Work-in-progress	422,846	338,284
Finished goods	1,237,301	1,298,616
Reduction to LIFO cost	(1,229,780)	(1,213,285)

Total Inventory	$2,685,130	$2,234,834

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2012	June 30, 2011
Weighted average common shares outstanding	1,986,364	1,982,869
Dilutive effect of stock options	4,947	4,793

Weighted average common and common equivalent shares outstanding	1,991,311	1,987,662

	Six Months Ended
	June 30, 2012	June 30, 2011
Weighted average common shares outstanding	1,985,530	1,979,714
Dilutive effect of stock options	4,599	4,326

Weighted average common and common equivalent shares outstanding	1,990,129	1,984,040

Options to purchase 5,000 shares of common stock with a weighted average price of $8.08 were outstanding during the six months ended June 30, 2012 and 2011, but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options outstanding during the quarters ended June 30, 2012 and 2011.

5.	Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 33,250 were subject to outstanding options and 119,073 were reserved for future grants at June 30, 2012. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $4,500 against income for the three months ended June 30, 2012 compared to approximately $6,500 for the three months ended June 30, 2011. For the first six months of 2012, the Company charged compensation cost of approximately $9,000 against income compared to approximately $12,600 for the same period in 2011. As of June 30, 2012 there was approximately $25,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three or six month periods ended June 30, 2012 and 2011. The Company’s APIC pool totaled approximately $111,000 at June 30, 2012 and December 31, 2011.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from the exercise of stock options were approximately $11,000 and $68,000 for the six months ended June 30, 2012 and 2011, respectively.

The fair value of options granted during the six months ended June 30, 2012 and 2011 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Dividend yield	0%	0%
Expected volatility	41.8%	41.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	0.8%	2.0%
Fair value of each option on grant date	$2.73	$2.83

There were 750 and 4,000 options granted during each of the six months ended June 30, 2012 and 2011, respectively.

Stock option activity during the six months ended June 30, 2012 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	34,750	$6.58
Granted	750	7.54
Exercised	(2,250)	5.00
Expired and forfeited	—	—

Outstanding at June 30, 2012	33,250	6.71

Exercisable at June 30, 2012	25,329	6.43

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2012 was approximately $44,000 and $41,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables. Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2012:

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$1,976,404	$1,503,965	$875,882	$190,829	$—	$4,547,080
Cost of goods sold	1,102,446	1,109,487	412,477	119,384	—	2,743,794

Gross profit	873,958	394,478	463,405	71,445	—	1,803,286
Selling general and administrative*	292,489	172,187	291,451	183,534	345,710	1,285,371
Research and development*	—	—	—	—	153,265	153,265

Income from operations	$581,469	$222,291	$171,954	$(112,089)	$(498,975)	$364,650

For the three months ended June 30, 2011:

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$1,796,286	$1,613,353	$884,750	$293,043	$—	$4,587,432
Cost of goods sold	1,015,528	1,187,819	430,836	99,259	—	2,733,442

Gross profit	780,758	425,534	453,914	193,784	—	1,853,990
Selling general and administrative*	307,975	145,389	302,698	181,998	329,635	1,267,695
Research and development*	—	—	—	—	137,488	137,488

Income from operations	$472,783	$280,145	$151,216	$11,786	$(467,123)	$448,807

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2012:

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$3,459,741	$2,868,871	$1,717,583	$510,509	$—	$8,556,704
Cost of goods sold	1,968,954	2,136,004	829,495	313,405	—	5,247,858

Gross profit	1,490,787	732,867	888,088	197,104	—	3,308,846
Selling general and administrative*	599,410	323,106	597,163	396,022	795,867	2,711,568
Research and development*	—	—	—	—	328,979	328,979

Income (loss) from operations	$891,377	$409,761	$290,925	$(198,918)	$(1,124,846)	$268,299

For the six months ended June 30, 2011:

	Domestic	Export	IKONICS Imaging	Other	Unalloc.	Total
Net sales	$3,127,335	$2,809,566	$1,775,669	$527,961	$—	$8,240,531
Cost of goods sold	1,761,536	2,069,545	887,103	201,514	—	4,919,698

Gross profit	1,365,799	740,021	888,566	326,447	—	3,320,833
Selling general and administrative*	584,480	277,863	599,938	380,488	768,567	2,611,336
Research and development*	—	—	—	—	237,399	237,399

Income from operations	$781,319	$462,158	$288,628	$(54,041)	$(1,005,966)	$472,098

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable by segment as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	Dec 31, 2011
Domestic	$1,027,450	$997,937
Export	1,030,329	783,788
IKONICS Imaging	212,433	288,298
Other	155,035	138,954
Unallocated	(7,858)	(28,030)

Total	$2,417,389	$2,180,947

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	Self-Funded Medical Insurance

Beginning in 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities. Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $56,000 as of June 30, 2012 and is included within other accrued expenses in the consolidated balance sheets.

8.	Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. As of June 30, 2012 and 2011, there was no liability for unrecognized tax benefits.

On December 23, 2011, the IRS published regulations (in proposed and temporary format) under IRC Section 263(a) on the deduction and capitalization of expenditures related to tangible property, i.e., the “repair regulations.” These regulations are generally effective for taxable years beginning on or after January 1, 2012, or where applicable, to amounts paid or incurred to produce or acquire property in a taxable year beginning on or after such date. On March 7, 2012, additional Revenue Procedures were released addressing sections of the regulations published in December 2011. The Company is currently researching its existing policies, along with the IRS Regulations and Revenue Procedures issued, to understand the impact to the Company’s income tax liability. The Company does not expect these regulations and procedures to materially impact its consolidated financial statements.

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

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2012, the six months ended June 30, 2012 and the same periods of 2011. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2011 Annual Report on Form 10-K.

Factors that May Affect Future Results

•

The Company’s expectation that its effective tax rate for the remainder of 2012 will be similar to 2012 first six month effective rate of 34.3% of pretax income—The effective tax rate for the final six months of 2012 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

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

Income Taxes. At June 30, 2012, the Company had net current deferred tax assets of $144,000 and net noncurrent deferred tax liabilities of $338,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge that occurred prior to 2011 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely that this asset will not be realized. The fully reserved $323,000 deferred tax asset related to the capital loss that can be carried back two years and carried forward four years and must be offset by a capital gain. The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At June 30, 2012 and December 31, 2011 the Company had no reserves for uncertain tax positions.

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

Results of Operations

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Sales. The Company realized a 0.9% sales decrease during the second quarter of 2012 with sales of $4.5 million, compared to $4.6 million in sales during the same period in 2011. Export sales for the second quarter of 2012 were down 6.8% versus the second quarter of 2011 due to weaker sales in Asia and the Middle East. Second quarter results in 2012 were also unfavorably affected by a $108,000 decrease in Micro-Machining sales as the Company realized sales in the second quarter of 2011 from a customer who did not order in the second quarter of 2012. These sale shortfalls were partially offset by a $180,000 Domestic Chromaline sales increase as both film and emulsion sales grew in the second quarter of 2012. IKONICS Imaging and DTX sales for the quarter were similar to the same period in 2011.

Gross Profit. Gross profit was $1.8 million, or 39.7% of sales, in the second quarter of 2012 compared to $1.9 million, or 40.4% of sales, for the same period in 2011. Gross profit was negatively impacted by the lower Micro-Machining sales volumes as a significant portion of Micro-Machining production costs are fixed. A more favorable sales mix resulted in improved gross margins for both Domestic Chromaline and IKONICS Imaging while Export and DTX gross margins for the quarter where similar to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million, or 28.3% of sales, in the second quarter of 2012, compared to $1.3 million, or 27.6% of sales, for the same period in 2011. The slight increase in selling, general and administrative expenses in the second quarter of 2012 is due to increased personnel and depreciation expenses related to supporting the Company’s DTX initiatives.

Research and Development Expenses. Research and development expenses during the second quarter of 2012 were $153,000, or 3.4% of sales, versus $137,000, or 3.0% of sales, for the same period in 2011. Additional costs were incurred in the second quarter of 2012 for increased staffing and production trials along with higher lab supply expenses.

Interest Income. The Company earned $3,000 of interest income in the second quarter of 2012 compared to $4,800 of interest income in the second quarter of 2011. The interest earned in the second quarter of 2012 and 2011 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with maturities ranging from six to twelve months.

Income Taxes. For the second quarter of 2012, the Company realized income tax expense of $125,000, or an effective rate of 33.9%, versus $144,000, or an effective rate of 31.8% for the second quarter of 2011. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and state credits for research and development.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Sales. The Company’s sales increased 3.8% during the first six months of 2012 to $8.6 million versus sales of $8.2 million during the first six months of 2011. Domestic Chromaline realized a 10.6% sales increase for the first half of 2012 due to both strong film and emulsion sales. Additionally, improved sales in Asia and Latin America drove a 2.1% Export sales increase for the first six months of 2012. The first half of 2012 also benefitted from the sale of a DTX printer. The Company anticipates that in the future, DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company. Partially offsetting these increases were sales decreases in Micro-Machining and IKONICS Imaging.

Gross Profit. Gross profit for the first six months of 2012 was $3.3 million, or 38.7% of sales, compared to $3.3 million, or 40.3% of sales, for the same period in 2011. The decrease is partially due to the reduction in pricing on certain Domestic film products resulting from competitive pricing pressure along with an increase in lower margin Export sales while higher margin IKONICS Imaging sales decreased. Gross profit was also negatively impacted by the lower Micro-Machining sales volumes as a significant portion of Micro-Machining production costs are fixed.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.7 million, or 31.7% of sales, in the first half of 2012 compared to $2.6 million, or 31.7% of sales, for the same period in 2011. The increase in selling, general and administrative expenses reflects higher direct selling and consulting expenses to support sales initiatives in the Company’s Micromachining and DTX initiatives along with efforts in Domestic and Export.

Research and Development Expenses. Research and development expenses during the first half of 2012 were $329,000, or 3.8% of sales, versus $237,000, or 2.9% of sales, for the same period in 2011. The increase is partially related to a $22,000 abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. Additional costs were also incurred in the first quarter of 2012 for increased staffing and production trials along with higher lab supply expenses.

Interest Income. The Company earned $6,800 of interest income during the first half of 2012 compared to $9,300 of interest income for the same period in 2011. The interest earned in first six months of 2012 and 2011 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with maturities ranging from six to twelve months.

Income Taxes. During the first six months of 2012, the Company realized an income tax expense of $94,000, or an effective rate of 34.3%, compared to income tax expense of $135,000, or an effective rate of 27.9%, for the same period in 2011. The income tax provision for 2012 and 2011 differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, and state credits for research and development. The 2011 income tax provision also benefitted from federal credits for research and development which has not yet been approved for the 2012 tax year. The Company expects that for the remainder of 2012, the Company will record the provision for income taxes at an effective tax rate similar to the first six months.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash on hand was $1,538,000 and $1,103,000 at June 30, 2012 and 2011, respectively. The Company used $188,000 in cash from operating activities during the six months ended June 30, 2012, compared to using $84,000 of cash from operating activities during the same period in 2011. Cash used in or provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2012, inventories increased by $450,000 due to increased raw material purchases. The higher raw material purchases are due to the Company’s efforts to take advantage of volume discounts and to protect itself against future price increases. The trade receivables increase of $236,000 is related to slightly slower collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Deposits, prepaid expenses and other assets increased $21,000, reflecting insurance premiums paid in advance of the third quarter of 2012. Accounts payable decreased $53,000 due to of the timing of payments. Income taxes receivable decreased $59,000 and income taxes payable increased $48,000 due to the timing of estimated 2012 tax payments compared to the calculated 2012 tax liability. Accrued expenses decreased $8,000, reflecting the timing of compensation payments.

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

During the first half of 2012, investing activities used $153,000. Purchases of property and equipment were $321,000, mainly for manufacturing equipment and mandatory elevator upgrades. Also during the first six months of 2012, the Company incurred $19,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company also invested $1,442,000 in ten fully insured certificates of deposit during the first half of 2012. Eleven certificates of deposit totaling $1,630,000 matured during the first six months of 2012.

During the first half of 2011, investing activities used $170,000. The Company’s purchases of equipment for the quarter were $115,000, mainly for equipment purchases and hardware upgrades to the Company’s computer network. Also during the first half of 2011, the Company incurred $42,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company invested $1,828,000 in fully insured certificates of deposits with nine certificates of deposit totaling $1,814,000 maturing during the first six months of 2011.

During the first six months of 2012 the Company received $11,000 from financing activities from the issuance of 2,250 shares of common stock from the exercise of stock options compared to the $68,000 the Company received from the issuance of 10,500 shares of common stock from the exercise of stock options in the first half of 2011. The Company used $2,100 in financing activities during the first half of 2011 to repurchase 270 shares of its own stock.

A bank line of credit exists which provides for borrowings of up to $1,250,000, and it expires on October 30, 2012 if not renewed. The Company expects to obtain a similar line of credit when the current line of credit expires. The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first six months of 2012 or 2011 and there were no borrowings outstanding as of June 30, 2012 and 2011. There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first six months of 2012, the Company had $321,000 in capital expenditures. Capital expenditures during the first six months were mainly for manufacturing equipment and mandatory elevator upgrades. The Company expects capital expenditures in 2012 of approximately $650,000. Plans for capital expenditures include additional manufacturing equipment upgrades and vehicles for sales personnel. These commitments are expected to be funded with cash generated from operating activities and cash on hand.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales during each of the first six months of 2012 and 2011. Higher volumes in Asia and Latin American positively impacted 2012 first half sales volumes as compared to lower volumes in Europe. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world and the majority of international sales are conducted in U.S. dollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2012. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2012 or 2011.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012:

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

IKONICS CORPORATION

DATE: August 14, 2012	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed Electronically