Form 10-Q
period 2012-09-30
IKONICS CORP
filed 2012-11-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 1,990,287 shares outstanding as of November 8, 2012.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30	December 31
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,249,335	$1,867,165
Short-term investments	1,647,292	1,835,003
Trade receivables, less allowance of $60,000 in 2012 and $51,000 in 2011	2,268,076	2,180,947
Inventories	2,575,318	2,234,834
Prepaid expenses and other assets	170,024	82,923
Income taxes receivable	—	59,322
Deferred income taxes	144,000	144,000

Total current assets	9,054,045	8,404,194

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,064,903	5,982,799
Machinery and equipment	3,272,369	3,021,053
Office equipment	700,957	662,160
Vehicles	235,000	235,000

	10,273,229	9,901,012
Less accumulated depreciation	4,825,921	4,464,110

	5,447,308	5,436,902

INTANGIBLE ASSETS, less accumulated amortization of $469,066 in 2012 and $427,454 in 2011	292,812	326,362

	$14,794,165	$14,167,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$506,423	$549,532
Accrued compensation	307,369	244,173
Other accrued expenses	109,183	45,210
Income taxes payable	88,633	—

Total current liabilities	1,011,608	838,915

DEFERRED INCOME TAXES	338,000	338,000

Total liabilities	1,349,608	1,176,915

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,990,287 shares in 2012 and 1,984,587 shares in 2011	199,029	198,459
Additional paid-in capital	2,407,805	2,363,150
Retained earnings	10,837,723	10,428,934

Total stockholders’ equity	13,444,557	12,990,543

	$14,794,165	$14,167,458

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2012	2011	2012	2011
NET SALES	$4,231,235	$4,361,312	$12,787,939	$12,601,843

COST OF GOODS SOLD	2,478,358	2,681,509	7,726,216	7,601,207

GROSS PROFIT	1,752,877	1,679,803	5,061,723	5,000,636

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,273,286	1,254,016	3,984,854	3,865,352

RESEARCH AND DEVELOPMENT EXPENSES	141,186	129,541	470,165	366,940

INCOME FROM OPERATIONS	338,405	296,246	606,704	768,344

INTEREST INCOME	2,572	4,028	9,377	13,371

INCOME BEFORE INCOME TAXES	340,977	300,274	616,081	781,715

INCOME TAX EXPENSE	112,865	85,597	207,292	220,150

NET INCOME	$228,112	$214,677	$408,789	$561,565

EARNINGS PER COMMON SHARE:
Basic	$0.11	$0.11	$0.21	$0.28

Diluted	$0.11	$0.11	$0.21	$0.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING :
Basic	1,989,307	1,983,613	1,986,798	1,981,028

Diluted	1,993,429	1,987,945	1,990,485	1,985,263

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408,789	$561,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361,811	299,169
Amortization	41,612	37,302
Stock based compensation	13,391	19,502
Loss on intangible asset abandonment	22,324	—
Changes in working capital components:
Trade receivables	(87,129)	(384,886)
Inventories	(340,484)	(339,825)
Prepaid expenses and other assets	(87,101)	(29,605)
Income taxes receivable	59,322	—
Accounts payable	(43,109)	248,126
Accrued expenses	127,169	65,148
Income taxes payable	90,344	(10,744)

Net cash provided by operating activities	566,939	465,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(372,217)	(465,530)
Purchases of intangibles	(30,386)	(54,675)
Purchases of short-term investments	(1,649,988)	(2,240,321)
Proceeds on sale of short-term investments	1,837,699	2,425,546

Net cash used in investing activities	(214,892)	(334,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(2,079)
Proceeds from exercise of stock options	30,123	69,710

Net cash provided by financing activities	30,123	67,631

NET INCREASE IN CASH	382,170	198,403

CASH AT BEGINNING OF PERIOD	1,867,165	1,291,383

CASH AT END OF PERIOD	$2,249,335	$1,489,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $18,650 and $4,090, respectively.	$57,626	$230,894

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Equipment transferred from inventory to property, plant and equipment	$—	$227,039

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2012, and the related statements of operations for the three and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2012, and the results of operations and cash flows for all periods presented.

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

The Company’s short-term investments of approximately $1,647,000 are comprised of fully insured certificates of deposit with maturities ranging from seven to twelve months and interest rates ranging from 0.3% to 1.2%.

3.	Inventories

The major components of inventories are as follows:

	Sep 30, 2012	Dec 31, 2011
Raw materials	$2,054,293	$1,811,219
Work-in-progress	407,657	338,284
Finished goods	1,359,267	1,298,616
Reduction to LIFO cost	(1,245,899)	(1,213,285)

Total Inventory	$2,575,318	$2,234,834

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2012	Sep 30, 2011
Weighted average common shares outstanding	1,989,307	1,983,613
Dilutive effect of stock options	4,122	4,332

Weighted average common and common equivalent shares outstanding	1,993,429	1,987,945

	Nine Months Ended
	Sep 30, 2012	Sep 30, 2011
Weighted average common shares outstanding	1,986,798	1,981,028
Dilutive effect of stock options	3,687	4,235

Weighted average common and common equivalent shares outstanding	1,990,485	1,985,263

Options to purchase 5,000 shares of common stock with a weighted average price of $8.08 were outstanding during the nine months ended September 30, 2011, but were excluded from the computation of common share equivalents because they were anti-dilutive. For the quarter ended September 30, 2011, options to purchase 10,000 shares of common stock with a weighted average price of $7.93 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive. There were no anti-dilutive options outstanding during the quarter or nine months ended September 30, 2012.

5.	Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 29,550 were subject to outstanding options and 119,323 were reserved for future grants at September 30, 2012. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant. Options granted expire up to seven years after the date of grant. Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $4,400 against income for the three months ended September 30, 2012 compared to approximately $6,900 for the three months ended September 30, 2011. For the first nine months of 2012, the Company charged compensation cost of approximately $13,400 against income compared to approximately $19,500 for the same period in 2011. As of September 30, 2012 there was approximately $20,500 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages. There were no excess tax benefits recognized during the three or nine month periods ended September 30, 2012 and 2011. The Company’s APIC pool totaled approximately $111,000 at September 30, 2012 and December 31, 2011.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from the exercise of stock options were approximately $30,000 and $70,000 for the nine months ended September 30, 2012 and 2011, respectively.

The fair value of options granted during the nine months ended September 30, 2012 and 2011 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Dividend yield	0%	0%
Expected volatility	41.8%	40.5% - 41.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	0.8%	1.0% - 2.0%
Fair value of each option on grant date	$2.73	$2.75 - $2.83

There were 750 and 9,000 options granted during each of the nine months ended September 30, 2012 and 2011, respectively.

Stock option activity during the nine months ended September 30, 2012 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	34,750	$6.58
Granted	750	7.54
Exercised	(5,700)	5.28
Expired and forfeited	(250)	7.39

Outstanding at September 30, 2012	29,550	6.85

Exercisable at September 30, 2012	21,879	6.58

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2012 was approximately $37,000 and $34,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for accounts receivables. Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2012:

			IKONICS
	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$1,782,944	$1,256,669	$958,399	$233,223	$—	$4,231,235
Cost of goods sold	1,009,697	920,397	426,750	121,514	—	2,478,358

Gross profit	773,247	336,272	531,649	111,709	—	1,752,877
Selling general and adminstrative*	283,567	141,599	284,113	213,434	350,573	1,273,286
Research and development*	—	—	—	—	141,186	141,186

Income from operations	$489,680	$194,673	$247,536	$(101,725)	$(491,759)	$338,405

For the three months ended September 30, 2011:

			IKONICS
	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$1,777,675	$1,463,776	$878,428	$241,433	$—	$4,361,312
Cost of goods sold	1,044,658	1,125,777	412,385	98,689	—	2,681,509

Gross profit	733,017	337,999	466,043	142,744	—	1,679,803
Selling general and adminstrative*	326,341	150,390	276,429	177,168	323,688	1,254,016
Research and development*	—	—	—	—	129,541	129,541

Income from operations	$406,676	$187,609	$189,614	$(34,424)	$(453,229)	$296,246

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2012:

			IKONICS
	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$5,242,685	$4,125,540	$2,675,982	$743,732	$—	$12,787,939
Cost of goods sold	2,978,651	3,056,401	1,256,245	434,919	—	7,726,216

Gross profit	2,264,034	1,069,139	1,419,737	308,813	—	5,061,723
Selling general and adminstrative*	882,977	464,705	881,276	609,456	1,146,440	3,984,854
Research and development*	—	—	—	—	470,165	470,165

Income (loss) from operations	$1,381,057	$604,434	$538,461	$(300,643)	$(1,616,605)	$606,704

For the nine months ended September 30, 2011:

			IKONICS
	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$4,905,010	$4,273,342	$2,654,097	$769,394	$—	$12,601,843
Cost of goods sold	2,806,194	3,195,322	1,299,488	300,203	—	7,601,207

Gross profit	2,098,816	1,078,020	1,354,609	469,191	—	5,000,636
Selling general and adminstrative*	910,821	428,253	876,367	557,656	1,092,255	3,865,352
Research and development*	—	—	—	—	366,940	366,940

Income from operations	$1,187,995	$649,767	$478,242	$(88,465)	$(1,459,195)	$768,344

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable by segment as of September 30, 2012 and December 31, 2011 were as follows:

	Sep 30, 2012	Dec 31, 2011
Domestic	$927,177	$997,937
Export	826,748	783,788
IKONICS Imaging	324,545	288,298
Other	216,172	138,954
Unallocated	(26,566)	(28,030)

Total	$2,268,076	$2,180,947

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.	Self-Funded Medical Insurance

Beginning in January 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities. Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $42,000 as of September 30, 2012 and is included within other accrued expenses in the consolidated balance sheet.

8.	Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain. As of September 30, 2012 and 2011, there was no liability for unrecognized tax benefits.

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

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2012, the nine months ended September 30, 2012 and the same periods of 2011. It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2011 Annual Report on Form 10-K.

Factors that May Affect Future Results

•

The Company’s expectation that its effective tax rate for the remainder of 2012 will be similar to 2012 first nine month effective rate of 33.6% of pretax income—The effective tax rate for the final three months of 2012 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

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

•

The Company’s belief as to future activities that may be undertaken to expand the Company’s business and future purchases that may be made by the Company’s current or potential customers—Actual activities undertaken and purchases made may be impacted by general market conditions, potential sequestration of the Department of Defense budget, changes to the initiatives and business of the Company’s actual or potential customers, competitive conditions in the industries in which the Company sells products, unanticipated changes in the financial position of the Company or its actual or potential customers, lack of acceptance of new products or the inability to identify attractive acquisition targets or other business opportunities.

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

Income Taxes. At September 30, 2012, the Company had net current deferred tax assets of $144,000 and net noncurrent deferred tax liabilities of $338,000. The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. In connection with the recording of an impairment charge that occurred prior to 2011 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely that this asset will not be realized. The fully reserved $323,000 deferred tax asset related to the capital loss that can be carried back two years and carried forward four years and must be offset by a capital gain. The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required. The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes. At September 30, 2012 and December 31, 2011 the Company had no reserves for uncertain tax positions.

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

Results of Operations

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Sales. The Company realized a 3.0% sales decrease during the third quarter of 2012 with sales of $4.2 million, compared to $4.4 million in sales during the same period in 2011. Export sales for the third quarter of 2012 were down 14.1% versus the third quarter of 2012 due to weaker sales in Europe and Latin America. A 9.1% growth in IKONICS Imaging sales partially offset the Export sale shortfalls as both equipment and glass sales improved in the third quarter of 2012. Other sales were slightly down in the third quarter of 2012 while Domestic sales in the third quarter of 2012 were similar to the third quarter of 2011.

Gross Profit. Gross profit was $1.8 million, or 41.4% of sales, in the third quarter of 2012 compared to $1.7 million, or 38.5% of sales, for the same period in 2011. Gross profit was positively impacted by a more favorable sales mix as a decrease in lower margin Export sales were partially offset by an increase in higher margin IKONICS Imaging shipments. The third quarter gross margin was negatively impacted by a decrease in higher margin Micro-Machining sales which resulted in the Other gross margin decreasing from 59.1% in the 2011 period to 47.9% in the 2012 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million, or 30.1% of sales, in the third quarter of 2012, compared to $1.3 million, or 28.8% of sales, for the same period in 2011. The slight increase in selling, general and administrative expenses in the third quarter of 2012 is due to increased personnel and depreciation expenses related to supporting the Company’s DTX initiatives. Lower Domestic travel and trade show costs along with a decrease in Micro-Machining consulting expenses partially offset the DTX increases.

Research and Development Expenses. Research and development expenses during the third quarter of 2012 were $141,000, or 3.3% of sales, versus $130,000, or 3.0% of sales, for the same period in 2011. Additional costs were incurred in the third quarter of 2012 for increased staffing and production trials along with higher lab supply expenses.

Interest Income. The Company earned $2,600 of interest income in the third quarter of 2012 compared to $4,000 of interest income in the third quarter of 2011. The interest earned in the third quarter of 2012 and 2011 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with maturities ranging from seven to twelve months.

Income Taxes. For the third quarter of 2012, the Company realized income tax expense of $113,000, or an effective rate of 33.1%, versus $86,000, or an effective rate of 28.5% for the third quarter of 2011. The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and state credits for research and development.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Sales. The Company’s sales increased 1.5% during the first nine months of 2012 to $12.8 million versus sales of $12.6 million during the first nine months of 2011. Domestic realized a 6.9% sales increase for the first nine months of 2012 compared to the same period in 2011 due to both strong film and emulsion sales and IKONICS Imaging sales. The first nine months of 2012 also benefitted from improved DTX film sales and the sale of a DTX printer. The Company anticipates that in the future, DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company. Partially offsetting these increases were sales decreases in Micro-Machining due to a temporary purchasing delay at our largest aerospace customer and a non-repeating contract the Company fulfilled in 2011. Export sales were negatively affected by weaker sales to both the Middle East and Europe.

Gross Profit. Gross profit for the first nine months of 2012 was $5.1 million, or 39.6% of sales, compared to $5.0 million, or 39.7% of sales, for the same period in 2011. The Other gross margin decreased from 61.0% in the 2011 period to 41.5% in the 2012 period due to a decrease in the higher margin Micro-Machining sales and the sale of a lower margin DTX printer which did not occur in 2011. The decrease in the Other gross margin was partially offset by improved gross margins for Domestic, Export and IKONICS Imaging.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.0 million, or 31.2% of sales, in the first nine months of 2012 compared to $3.9 million, or 30.7% of sales, for the same period in 2011. The increase in selling, general and administrative expenses reflects higher expenses to support the Company’s DTX initiative along with increased Export sales expenses related to the Company’s efforts to expand its presence in certain international markets. Lower Domestic sales expenses along with a decrease in Micro-Machining consulting expenses partially offset these increases.

Research and Development Expenses. Research and development expenses during the first nine months of 2012 were $470,000, or 3.7% of sales, versus $367,000, or 2.9% of sales, for the same period in 2011. The 2012 increase is partially related to a $22,000 abandonment of patent applications. The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned. Additional costs were also incurred in the first nine months of 2012 for increased staffing and production trials along with higher lab supply expenses.

Interest Income. The Company earned $9,400 of interest income during the first nine months of 2012 compared to $13,400 of interest income for the same period in 2011. The interest earned in first nine months of 2012 and 2011 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with maturities ranging from seven to twelve months.

Income Taxes. During the first nine months of 2012, the Company realized an income tax expense of $207,000, or an effective rate of 33.6%, compared to income tax expense of $220,000, or an effective rate of 28.2%, for the same period in 2011. The income tax provision for the 2012 and 2011 periods differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, and state credits for research and development. The 2011 income tax provision also benefitted from federal credits for research and development which has not yet been approved for the 2012 tax year. The Company expects that for the remainder of 2012, the Company will record the provision for income taxes at an effective tax rate similar to the first nine months.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations. These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash on hand was $2,249,000 and $1,490,000 at September 30, 2012 and 2011, respectively. The Company generated $567,000 in cash from operating activities during the nine months ended September 30, 2012, compared to generating $466,000 of cash from operating activities during the same period in 2011. Cash used in or provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2012, inventories increased by $340,000 due to increased raw material purchases. The higher raw material purchases are due to the Company’s efforts to take advantage of volume discounts and to protect against future price increases. The trade receivables increase of $87,000 is related to slightly slower collections. The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections. Deposits, prepaid expenses and other assets increased $87,000, due to deposits related to sales and marketing initiatives and insurance premiums paid in advance of the third quarter of 2012. Accounts payable decreased $43,000 due to of the timing of payments. Income taxes receivable decreased $59,000 and income taxes payable increased $90,000 due to the timing of estimated 2012 tax payments compared to the calculated 2012 tax liability. Accrued expenses increased $127,000, reflecting the timing of compensation payments and accrued medical expenses.

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

During the first nine months of 2012, investing activities used $215,000. Purchases of property and equipment were $372,000, mainly for manufacturing equipment and mandatory elevator upgrades. Also during the first nine months of 2012, the Company incurred $30,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process. The Company also invested $1,650,000 in eleven fully insured certificates of deposit during the first nine months of 2012. Nine certificates of deposit totaling $1,838,000 matured during the first nine months of 2012.

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

During the first nine months of 2012 the Company received $30,000 from financing activities from the issuance of 5,700 shares of common stock from the exercise of stock options compared to the $70,000 the Company received from the issuance of 10,800 shares of common stock from the exercise of stock options in the first nine months of 2011. The Company used $2,100 in financing activities during the first nine months of 2011 to repurchase 270 shares of its own stock.

A bank line of credit exists providing for borrowings of up to $1,250,000. Outstanding debt under this line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate. The Company did not utilize this line of credit during the first nine months of 2012 and there were no borrowings outstanding as of September 30, 2012. The line of credit was also not utilized during the first nine months of 2011, and there were no borrowings outstanding under this line as of September 30, 2011. The line of credit expired on October 30, 2012; however, a new $1,250,000 line of credit which expires on October 30, 2013 was established. Outstanding debt under this line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.

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

Capital Expenditures

Through the first nine months of 2012, the Company had $372,000 in capital expenditures. Capital expenditures during the first nine months were mainly for manufacturing equipment and mandatory elevator upgrades. The Company expects capital expenditures in 2012 of approximately $575,000. Plans for capital expenditures include additional manufacturing equipment upgrades and vehicles for sales personnel. These commitments are expected to be funded with cash generated from operating activities and cash on hand.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales during the first nine months of 2012 compared to 34% during the first nine months of 2011. Lower sales in the Middle East and Europe unfavorably impacted international sales volumes for the first nine months of 2012. Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world and the majority of international sales are conducted in U.S. dollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros. IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2012. Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2012 or 2011.

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

The Company continues to make progress on its new Micro-Machining business initiative. The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft. The Company currently has one recurring purchase order from a jet engine manufacturer, which it believes will be a long-term arrangement leading to significant sales. The Company is also negotiating a long term sales agreement with a second company and has received notification from a third that it is planning to place orders beginning in 2013. Although sequestration of the Department of Defense budget could adversely affect some of these sales, progress is being made on a number of its in-house feasibility projects, and the Company believes that several of these could lead to ongoing business. In anticipation of this business the Company is expanding its Micro-Machining manufacturing capacity.

The Company is also continuing to make progress on its DTX business initiatives. In addition to its growing inkjet technology business, the Company is having a good market reception to its complementary photographic technology film aimed at smaller users. The Company is currently working with its DTX customers on training, production optimization, and product improvements. In February 2012, the Company announced a partnership and distribution agreement with Tri-D Technology to provide ExacFlat software for placing textures on 3D molds. The Company believes that, coupled with DTX, this technology provides the mold maker with the fastest, most accurate and cost effective way to apply decorative features to 3D molds. The Company has been awarded European and United States patents on its DTX technologies. .

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

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities

Recent Accounting Pronouncements

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012:

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

IKONICS CORPORATION

DATE: November 14, 2012	By:	/s/ Jon Gerlach
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