Form 10-K
period 2012-12-31
IKONICS CORP
filed 2013-03-05
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $6,781,122 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value – 2,000,587 issued and outstanding as of February 23, 2013.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s traditional business has been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing and awards and recognition industries.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide through distributors.   In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Micro-Machining business unit, which uses the Company’s proprietary and patent applied for photoresist film for the abrasive etching of silicon wafers, glass wafers, industrial ceramics and composite materials. The customer base for Micro-Machining is primarily the electronics and aerospace industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by strategic partners.  In 2010, a first generation DTX printer was delivered and subsequently sold to a customer beta site. In January 2012, a second generation printer was sold to a North American mold maker. The Company’s business plan is to sell consumable fluids and transfer films. For most markets these sales are direct to the mold maker, except in Japan and Southeast Asia, where the Company has a strong distributor.

Products

The Company has four primary technology platforms: Ultraviolet (UV) chemistry, film coating and construction, technical abrasive etching, and industrial inkjet printing. The Company’s traditional products and new initiatives are based on these platforms and their combinations. The Company’s Chromaline branded products for the screen printing industry and Ikonics Imaging products for the awards and recognition market are based on UV chemistry and film coating and construction capabilities; the Micro-Machining offering is a combination of UV chemistry, film coating and construction and technical abrasive etching capabilities; DTX is a combination of UV chemistry, film coating and construction, and industrial inkjet printing.  There is overlap and synergy in the market between the Chromaline, Ikonics Imaging, Micro-Machining and DTX product offerings, and the Company offers ancillary products, including equipment to provide customers with a total solution.  The Company considers this combination of core technologies and product offerings to be unique.

Distribution

The Company currently has approximately 200 domestic and international distributors for its Chromaline and ImageMate screen printing emulsions and films.  The Company’s abrasive etching products are sold directly to end users in the awards and recognition market under the Ikonics Imaging brand. Micro-Machining products are sold either directly to users or the Company offers Micro-Machining as a service. DTX is sold to users as a system, with strategic partners providing the specialized industrial inkjet printers and the Company selling the consumable inks and transfer films. DTX sales are both direct to users and through distributors. The Company markets and sells its products through magazine advertising, trade shows and the internet.

The Company has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues.  In 2012 and 2011, no one customer accounted for more than 10% of net sales.

Quality Control in Manufacturing

In March 1994, IKONICS became the first firm in northern Minnesota to receive ISO 9001 certification.  ISO 9000 is a worldwide standard issued by the International Organization for Standardization that provides a framework for quality assurance.  The Company has been recertified every three years beginning in 1997.  IKONICS’ quality function goal is to train all employees properly in both their work and in the importance of their work.  Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized.  The Company has rigorous materials selection procedures and also uses testing procedures to assure its products meet quality standards.

Research and Development and Intellectual Property

The Company spent 3.6% of sales ($630,000) on research and development in 2012 and 3.1% of sales ($512,000) in 2011.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacture of screen print stencils, photoresists for abrasive etching and ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.   Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates.

The Company has also developed proprietary products and techniques for the etching of electronic wafers, industrial ceramics and composite materials.

In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “PhotoBrasive,” “AccuArt,”  “Nichols,” “imagemate” and “DTX” trademarks.

Raw Materials

The primary raw materials used by IKONICS in its production are photopolymers, polyester films, polyvinylacetates, polyvinylalcohols and water.  The Company’s purchasing staff leads in the identification of both domestic and foreign sources for raw materials and negotiates price and terms for all domestic and foreign markets.  IKONICS’ involvement in foreign markets has given it the opportunity to become a global buyer of raw materials at lower overall cost.  The Company has a number of suppliers for its operations.  Some suppliers provide a significant amount of key raw materials to the Company, but the Company believes alternative sources are available for most materials.  For those raw materials where an alternative source is not readily available, the Company has contingency raw material replacement plans.  To date, there have been no significant shortages of raw materials.  The Company believes it has good supplier relations.

Competition

The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price.  Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter.  IKONICS has two primary competitors in its screen printing film business.  They are larger than IKONICS and possess greater resources than the Company in many areas.  The Company has numerous competitors in the market for screen print emulsions, many of whom are larger than IKONICS and possess greater resources.  The market for the Company’s abrasive etching products in the awards and recognition market has one significant competitor.  IKONICS considers itself to be the leader in this market.  There are significant competitors, using different technologies in the new markets being entered by the Company. The primary competition for Micro-Machining is from other machining methods, most of which are well established. The primary competition for DTX comes from old, well-established technologies based on wax and screen printing and new competition from laser technologies.

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

Employees

As of February 23, 2013, the Company had approximately 73 full-time employees, 68 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an 11 acre property with a 35,000 square foot manufacturing and warehouse facility. The facility accommodates the Company’s new business initiatives and growth plans along with some manufacturing activities.

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

	High	Low

Fiscal Year Ended December 31, 2012:
First Quarter	$9.10	$7.03
Second Quarter	9.35	7.54
Third Quarter	9.45	7.70
Fourth Quarter	9.39	7.75

Fiscal Year Ended December 31, 2011:
First Quarter	$8.94	$6.90
Second Quarter	8.75	7.46
Third Quarter	8.50	7.25
Fourth Quarter	8.77	7.30

As of February 23, 2013, the Company had approximately 603 shareholders.  Declaration and payment of dividends is within the sole discretion of the Company’s board of directors.  During the fourth quarter of 2012, the Company declared a one-time special cash dividend of $1.00 per share, paid on December 31, 2012, amounting to $1,998,475.  This was the first and only cash dividend paid in the Company’s history.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2012 and 2011 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2012 and 2011, included herein.

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

•                  The expectation that the Company will obtain a similar line of credit when its current line of credit expires in October 2013.  The belief that the Company’s current financial resources, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures.  The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity or debt market conditions, macroeconomic conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash or to renew its line of credit.

•                  The Company’s expectations as to the level and use of planned capital expenditures and that capital expenditures will be funded with cash generated from operating activities—This expectation may be affected by changes in the Company’s anticipated capital expenditure requirements resulting from unforeseen required maintenance, repairs or capital asset additions.  The funding of planned or unforeseen expenditures may also be affected by changes in anticipated operating results resulting from decreased sales, lack of acceptance of new products, increased operating expenses, changes to the aerospace industry or the production timelines of the Company’s customers in that industry or by other unexpected events affecting the Company’s financial position.

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

•                  The Company’s plans to continue to invest in research and development efforts, expedite internal product development and form technological alliances, as well as the expected focus and results of such investments—These plans and expectations may be impacted by general market conditions, unanticipated changes in expenses or sales, delays in the development of new products, technological advances, the ability to find suitable and willing technology partners or other changes in competitive or market conditions.

•                  The Company’s belief that its Chromaline Screen Print Product and IKONICS Imaging units will continue to grow and prosper—The growth and results from these units will depend on the strength of the U.S. economy overall, the cost of raw materials, new product introductions by the Company’s current competitors or new competitors and maintenance of the Company’s reputation for high-quality products.

•                  The Company’s expectation that it will continue efforts to grow its business internationally—The time management has to focus on international expansion, the sufficiency of the Company’s financial resources and results of operation to support international expansion, the success of the Company’s existing international operations, changes in foreign laws, and global political, social or economic events (including terrorist attacks and security concerns in general) could influence the level of the Company’s efforts to grow its business internationally.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The accounting policies and estimates which IKONICS believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Trade  Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance are denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter or year end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.

Inventories.  Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method.  The Company monitors its inventory for obsolescence and records reductions from cost when required.

Self-Funded Medical Insurance.  Beginning in January 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $54,000 as of December 31, 2012 and is included within other accrued expenses in the consolidated balance sheet.

Income Taxes.  At December 31, 2012, the Company had net current deferred tax assets of $142,000 and net noncurrent deferred tax liabilities of $366,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves.  In connection with the recording of an impairment charge that occurred prior to 2011 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely than not that this asset will not be realized.  As of December 31, 2012 the fully reserved $323,000 deferred tax asset related to the capital loss can be carried forward two years and must be offset by a capital gain.  The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets in not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes.  At December 31, 2012 and 2011, the Company had no reserves for uncertain tax positions.

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

Sales are reported on a net basis by deducting credits, estimated normal returns and discounts.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights and the Company is not under a warranty obligation.  Freight billed to customers is included in sales.  Shipping costs are included in cost of goods sold.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales.  The Company’s net sales increased 3.2% in 2012 to a record $17.3 million compared to net sales of $16.8 million in 2011.  Domestic realized a 6.6% sales increase as sales grew from $6.7 million in 2011 to $7.1 million in 2012, as both film and emulsion sales were stronger in 2012 due to improved distribution in the central region of the United States.  IKONICS Imaging also realized a 3.5% sale increase in 2012.  IKONICS Imaging’s growth was mainly due to improved equipment sales volumes.  Other sales in 2012 of $1.0 million were flat with 2011 sales.  Other sales in 2012 benefitted from improved DTX film sales and the sale of a DTX printer.  The Company anticipates that in the future, DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company.  Offsetting these increases in Other sales were decreases in Micro-Machining due to a temporary purchasing delay at a large aerospace customer and a non-repeating contract the Company fulfilled in 2011 in addition to the Company deemphasizing the machining of marginally profitable electronic wafers and shifting its emphasis to the machining of composites for the aerospace industry.  Weaker sales to the Middle East resulted in a 0.5% decrease in Export sales as sales dropped from $5.6 million in 2011 to $5.5 million in 2012.

Gross Profit.  Gross profit in 2012 was $6.9 million, or 40.1% of sales, compared to $6.7 million, or 40.0% of sales in 2011.  Domestic, Export and IKOINICS Imaging all realized small gross profit percentage improvement.  The gross margin percentage increases were mainly due to a combination of higher sales volumes and price increases. The Other gross margin decreased from 58.0% in 2011 to 39.3% in the 2012 period due to a decrease in the higher margin Micro-Machining sales and the sale of a lower margin DTX printer which did not occur in 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.3 million, or 30.5% of sales, in 2012 compared to $5.2 million, or 30.8% of sales in 2011.  The increase in selling, general and administrative expenses reflects higher expenses to support the Company’s DTX initiative along with increased Export sales expenses related to the Company’s efforts to expand its presence in both Europe and Asia.  Lower Domestic and IKONICS Imaging sales expenses along with a decrease in Micro-Machining consulting expenses partially offset these increases.

Research and Development Expenses.  Research and development expenses in 2012 were $630,000, or 3.6% of sales, versus $512,000, or 3.1% of sales, in 2011.  The 2012 increase is partially related to a $23,000 abandonment of patent applications.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.  Additional costs were also incurred for increased staffing and production trials along with higher lab supply expenses.

Interest Income. The Company earned $12,000 of interest income in 2012 compared to $17,000 in 2011.  The interest earned in 2012 and 2011 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with remaining maturities ranging from 3 to 8 months.

Income Taxes. During 2012, the Company realized income tax expense of $351,000, or an effective rate of 33.6%, compared to income tax expense of $345,000, or an effective rate of 33.1%, for the same period in 2011.  The income tax provision for the 2012 and 2011 periods differs from the expected tax expense due to the benefits of the domestic manufacturing deduction and state credits for research and development.  The 2011 income tax provision also benefitted from federal credits for research and development.  The 2012 income provision did not benefit from federal credits for research and development as these credits were not approved until after December 31, 2012.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, research and development expenditures, and a one-time dividend distribution.

Cash and cash equivalents were $968,000 and $1,867,000 at December 31, 2012 and 2011, respectively.  In addition to its cash, the Company also held $1,442,000 of short-term investments as of December 31, 2012 and $1,835,000 of short-term investments as of December 31, 2011.  The Company generated $1,182,000 in cash from operating activities during 2012, compared to generating $794,000 of cash from operating activities in 2011.  Cash provided by operating activities is primarily the result of the net income adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2012, inventories increased by $444,000.  In addition to increased finished goods levels, part of the inventory increase is related to increased raw material purchases to take advantage of volume discounts and to protect against future price increases.  The trade receivables decrease of $121,000 is related to improved collections.  The $42,000 increase in prepaid expenses and other assets is related to the purchases of equipment utilized for sales promotion.  Accounts payable increased $44,000 due to the timing of payments to and purchases from vendors while accrued liabilities increased $58,000 due to the timing of the Company’s payroll and customer prepayments.  Income taxes payable increased $84,000 and the Company’s income tax receivable decreased $59,000 due to timing of estimated 2012 tax payments compared to the calculated 2012 tax liability.

During 2012, investing activities used $172,000.  Purchases of property and equipment were $567,000, mainly for manufacturing equipment, mandatory elevator upgrades and three vehicles.  The Company realized $59,000 in proceeds from the sale of three vehicles and on a like-kind equipment exchange.  Also in 2012, the Company incurred $57,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $1,858,000 in nine fully insured certificates of deposit during 2012.  Eleven certificates of deposit totaling $2,250,000 matured during 2012.

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

In 2012, financing activities used $1,909,000 as the Company declared and paid a one-time special cash dividend of $1.00 per share.  The total dividend paid was $1,998,000.  The Company also received $89,000 from the issuance of 13,888 shares of common stock from the exercise of stock options.  During 2011, the Company received $71,000 from financing activities as the Company received $73,000 from the issuance of 11,500 shares of common stock from the exercise of stock options.  The Company used $2,100 in financing activities during 2011 to repurchase 270 shares of its own stock.

A bank line of credit exists providing for borrowings of up to $1,250,000 through October 30, 2013.  The Company expects to obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2012 and 2011 and there were no borrowings outstanding as of December 31, 2012 and 2011.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

During 2012, the Company had $567,000 of capital expenditures.  Capital expenditures in 2012 were mainly for manufacturing equipment upgrades to increase capacity and improve product quality.  The Company also incurred expenditures related to mandatory elevator upgrades and the purchase of three vehicles.

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

The Company expects capital expenditures in 2013 of approximately $725,000.  The planned expenditures primarily will be for manufacturing equipment necessary for anticipated Micro-Machining aerospace business.  The Company will also incur expenditures to improve its ability to test and demonstrate products.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in all regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2012 foreign sales of $5,523,000 were approximately 31.9% of total sales, compared to the 2011 foreign sales of $5,556,000, which were 33.1% of total sales.  The small decrease in foreign sales in 2012 was primarily due to a 20.0% decrease in sales to the Middle East.  The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations, and the Company’s results of operations are affected by fluctuations in foreign currency exchange rates.  Fluctuations in foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2012.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2012 or 2011.

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

The Company continues to make progress on its new Micro-Machining business initiative.  The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  The Company is currently supplying products to two aerospace companies for use in the construction of new generation commercial aircraft.  Although sequestration of the Department of Defense budget and delays in the launching of new commercial aircraft fleets could adversely affect some of these sales, progress is being made on a number of its in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company is expanding its Micro-Machining manufacturing capacity.

The Company is also continuing to make progress on its DTX business initiatives.  In addition to its growing inkjet technology business, the Company is having a good market reception to its complementary photographic technology film aimed at smaller users and has introduced a fluid for use in protoyping. The Company is currently working with its DTX customers on training, production optimization, and product improvements.  The Company has been awarded European and United States patents on its DTX technologies.

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

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IKONICS Corporation

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 5, 2013

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 7)	$967,943	$1,867,165
Short-term investments	1,442,939	1,835,003
Trade receivables, less allowance of $43,000 in 2012 and $51,000 in 2011 (Notes 5, 7, and 9)	2,060,312	2,180,947
Inventories (Notes 1 and 9)	2,678,864	2,234,834
Prepaid expenses and other assets	124,983	82,923
Income tax receivable	—	59,322
Deferred income taxes (Note 2)	142,000	144,000
Total current assets	7,417,041	8,404,194

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,063,965	5,982,799
Machinery and equipment	3,219,598	3,021,053
Office equipment	700,062	662,160
Vehicles	237,488	235,000
	10,221,113	9,901,012
Less accumulated depreciation	4,759,235	4,464,110
	5,461,878	5,436,902

INTANGIBLE ASSETS, less accumulated amortization of $482,107 in 2012 and $427,454 in 2011 (Note 3)	305,357	326,362

	$13,184,276	$14,167,458

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$593,922	$549,532
Accrued compensation	265,822	244,173
Other accrued liabilities	81,635	45,210
Income taxes payable	82,152	—
Total current liabilities	1,023,531	838,915

DEFERRED INCOME TAXES (Note 2)	366,000	338,000

Total liabilities	1,389,531	1,176,915

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares: issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares: issued and outstanding 1,998,475 shares in 2012 and 1,984,587 shares in 2011 (Note 6)	199,848	198,459
Additional paid-in capital	2,470,507	2,363,150
Retained earnings	9,124,390	10,428,934
Total stockholders’ equity	11,794,745	12,990,543
	$13,184,276	$14,167,458

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

NET SALES	$17,312,407	$16,780,262

COST OF GOODS SOLD	10,367,563	10,070,852

GROSS PROFIT	6,944,844	6,709,410

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES	5,282,187	5,171,147

RESEARCH AND DEVELOPMENT EXPENSES	629,776	512,259
	5,911,963	5,683,406

INCOME FROM OPERATIONS	1,032,881	1,026,004

INTEREST INCOME	12,050	17,253

INCOME BEFORE INCOME TAXES	1,044,931	1,043,257

FEDERAL AND STATE INCOME TAXES (Note 2)	351,000	345,000

NET INCOME	$693,931	$698,257

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.35
Diluted	$0.35	$0.35

WEIGHTED AVERAGE COMMON SHARES:
Basic	1,988,066	1,981,848
Diluted	1,990,847	1,986,041

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2010	1,973,357	$197,336	$2,263,176	$9,732,435	$12,192,947

Net income	—	—	—	698,257	698,257
Exercise of stock options	11,500	1,150	72,060	—	73,210
Common stock repurchased	(270)	(27)	(294)	(1,758)	(2,079)
Tax benefit resulting from stock option exercises	—	—	1,518	—	1,518
Stock based compensation and related tax benefit	—	—	26,690	—	26,690

BALANCE AT DECEMBER 31, 2011	1,984,587	198,459	2,363,150	10,428,934	12,990,543

Net income	—	—	—	693,931	693,931
Exercise of stock options	13,888	1,389	87,639	—	89,028
Cash dividend paid	—	—	—	(1,998,475)	(1,998,475)
Tax benefit resulting from stock option exercises	—	—	1,900	—	1,900
Stock based compensation and related tax benefit	—	—	17,818	—	17,818

BALANCE AT DECEMBER 31, 2012	1,998,475	$199,848	$2,470,507	$9,124,390	$11,794,745

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$693,931	$698,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489,206	415,821
Amortization	54,653	50,471
Stock based compensation	17,818	26,690
Net gain on sale of vehicles and equipment exchange	(7,163)	(1,353)
Loss on intangible asset abandonment	23,122	805
Deferred income taxes	30,000	180,000
Changes in working capital components:
Trade receivables	120,635	(297,519)
Inventories	(444,030)	(263,809)
Prepaid expenses and other assets	(42,060)	(18,958)
Income tax refund receivable	59,322	(59,322)
Accounts payable	44,390	107,702
Accrued liabilities	58,074	(38,681)
Income taxes payable	84,052	(6,572)
Net cash provided by operating activities	1,181,950	793,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(566,519)	(621,598)
Proceeds from sale of equipment and vehicles	59,500	10,200
Purchases of intangibles	(56,770)	(60,470)
Purchases of short-term investments	(1,857,990)	(2,446,359)
Proceeds from sale of short-term investments	2,250,054	2,829,346
Net cash used in investing activities	(171,725)	(288,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(2,079)
Cash dividend paid	(1,998,475)	—
Proceeds from exercise of stock options	89,028	73,210
Net cash provided by (used in) financing activities	(1,909,447)	71,131

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(899,222)	575,782

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,867,165	1,291,383

CASH AND CASH EQUIVALENTS AT END OF YEAR	$967,943	$1,867,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $61,650 and $4,090, respectively	$177,626	$230,894

SUPPLEMENTAL SCHEDULE OF NONCASH OPERATING AND INVESTING ACTIVITIES
Equipment transferred from inventory to property, plant and equipment	$—	$227,039

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Foreign export sales approximated 31.9% of net sales in 2012 and 33.1% of net sales in 2011.  The Company’s trade receivables at December 31, 2012 and 2011 due from foreign customers were 34.4% and 35.9% of total trade receivables, respectively.  The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2012 or in 2011.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through March 5, 2013, the date the financial statements were issued.

A summary of the Company’s significant accounting policies follows:

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents consist of money market funds in which the carrying value approximates market value because of the short maturity of these instruments.  The money market fund utilized by IKONICS invests in United States dollar denominated securities that present minimal credit risk and consist of investments in debt securities issued or guaranteed by the United States government or by United States government agencies or instrumentalities and repurchase agreements fully collateralized by the United States Treasury and United States government securities.

Short-Term Investments - Short-term investments consist of fully insured certificates of deposit with remaining maturities ranging from eight to twelve months as of December 31, 2012 and 2011, respectively.

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

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Income, Stockholders’ Equity and Cash Flows for 2012 and 2011.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,246,000 and $1,213,000 higher than reported at December 31, 2012 and 2011, respectively.  The major components of inventories, net of the allowance for obsolescence, are as follows:

	2012	2011

Raw materials	$2,072,540	$1,811,219
Work-in-progress	373,512	338,284
Finished goods	1,478,444	1,298,616
Reduction to LIFO cost	(1,245,632)	(1,213,285)

Total inventories	$2,678,864	$2,234,834

Depreciation - Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years

Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3

Intangible Assets — Intangible assets consist of patents, licenses and covenants not to compete arising from business combinations.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms.  Intangible assets with indefinite lives are assessed for impairment whenever events or circumstances indicate the carrying value may not be fully recoverable by comparing the carrying value of the intangibles to their future undiscounted cash flows.  To the extent the undiscounted cash flows are less than the carrying value, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.

As of December 31, 2012 the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	15.3
Licenses	4.5
Non-compete agreements	1.6

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short maturities of these instruments.

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

(b) delivery and performance (evidenced by proof of delivery, e.g. the shipment of film and substrates with bill of lading used for proof of delivery for FOB shipping point terms, and the carrier booking confirmation report used for FOB destination terms.  Once the finished product is shipped and physically delivered under the terms of the invoice and sales order, the Company has no additional performance or service obligations to complete)

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

Sales are reported on a net basis by deducting credits, estimated normal returns and discounts.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights and the Company is not under a warranty obligation.  Freight billed to customers is included in sales.  Shipping costs are included in cost of goods sold.

Self-Funded Medical Insurance - Beginning in January 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $54,000 as of December 31, 2012 and is included within other accrued expenses in the balance sheet.

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

Shares used in the calculation of diluted EPS are summarized below:

	2012	2011

Weighted average common shares outstanding	1,988,066	1,981,848
Dilutive effect of stock options	2,781	4,193
Weighted average common and common equivalent shares outstanding	1,990,847	1,986,041

At December 31, 2011, options to purchase 5,000 shares of common stock with a weighted average exercise price of $8.08 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.  There were no anti-dilutive options at December 31, 2012.

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718 Compensation — Stock Compensation.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful trade receivables, the reserve for inventory obsolescence, self-funded health insurance, and the valuation allowance for deferred tax assets.

2.                            INCOME TAXES

Income tax expense for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Current:
Federal	$319,000	$162,000
State	2,000	3,000
	321,000	165,000
Deferred	30,000	180,000
	$351,000	$345,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 35% in 2012 and 2011 to income before taxes, is reconciled to income tax expense as follows:

	2012	2011

Expected provision for federal income taxes	$365,700	$365,100
State income taxes, net of federal benefit	(400)	2,200
Domestic manufacturers deduction	(31,800)	(18,600)
Non-deductible meals, entertainment, and life insurance	20,800	20,700
Research and development credit	—	(15,900)
Other	(3,300)	(8,500)
	$351,000	$345,000

Net deferred tax liabilities consist of the following as of December 31, 2012 and 2011:

	2012	2011

Deferred tax assets:
Accrued vacation	$25,000	$23,000
Inventories	101,000	107,000
Allowance for doubtful accounts	5,000	8,000
Allowance for sales returns	11,000	10,000
Capital loss carryforward	323,000	323,000
Less valuation allowance	(323,000)	(323,000)
	142,000	148,000
Deferred tax liabilities:
Property and equipment and other assets	(324,000)	(305,000)
Prepaid expenses	—	(4,000)
Intangible assets	(42,000)	(33,000)
Net deferred tax liabilities	$(224,000)	$(194,000)

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2012 and 2011 as follows:

	2012	2011

Current assets	$142,000	$144,000
Noncurrent liabilities	(366,000)	(338,000)

	$(224,000)	$(194,000)

At December 31, 2012 and 2011, the Company established a valuation allowance against its deferred tax asset related to the Company’s $919,000 loss on its investment in non-marketable equity securities since it is more likely that the deferred tax asset will not be realized.  The deferred tax asset and valuation allowance at December 31, 2012 and December 31, 2011 was $323,000. As of December 31, 2012 the capital loss can be carried forward two years and must be offset by a capital gain.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2012 and 2011, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2009, 2010, 2011 and 2012.

3.                            INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, licenses and covenants not to compete arising from business combinations.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.  The Company wrote off costs related to patent applications of $23,000 in 2012 and $1,000 in 2011.  No other impairment adjustments to intangible assets were made during the years ended December 31, 2012 or 2011.

Intangible assets at December 31, 2012 and 2011 consist of the following:

	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents	$384,464	$(141,447)	$350,816	$(130,166)
Licenses	100,000	(83,334)	100,000	(75,628)
Non-compete agreements	303,000	(257,326)	303,000	(221,660)
	$787,464	$(482,107)	$753,816	$(427,454)

			2012	2011
Aggregate amortization expense:
For the years ended December 31			$54,653	$50,471

Estimated amortization expense for the years ending December 31:
2013			$50,000
2014			21,000
2015			17,000
2016			14,000
2017			14,000

In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $87,000 of expense under these agreements during 2012, and $94,000 during 2011 which have been included in selling, general and administrative expenses in the Statements of Income.

4.                            RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2012 and 2011 was approximately $204,000 and $194,000, respectively.

5.                            SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Domestic, Export, IKONICS Imaging and Other.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  The Other segment includes products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which the Company defines as Micromachining.  In addition, the Other segment includes products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX).  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micromachining or DTX.  The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in Note 1.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which is allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2012:

	IKONICS
	Domestic	Export	Imaging	Other	Unallocated*	Total
Net sales	$7,118,912	$5,523,177	$3,708,987	$961,331	$—	$17,312,407
Cost of goods sold	4,036,339	4,042,689	1,705,054	583,481	—	10,367,563
Gross profit	3,082,573	1,480,488	2,003,933	377,850	—	6,944,844
Selling general and adminstrative*	1,226,107	607,453	1,099,812	808,434	1,540,381	5,282,187
Research and development*	—	—	—	—	629,776	629,776
Income (loss) from operations	$1,856,466	$873,035	$904,121	$(430,584)	$(2,170,157)	$1,032,881

For the year ended December 31, 2011:

	IKONICS
	Domestic	Export	Imaging	Other	Unallocated*	Total
Net sales	$6,680,562	$5,556,455	$3,582,268	$960,977	$—	$16,780,262
Cost of goods sold	3,824,866	4,123,833	1,718,846	403,307	—	10,070,852
Gross profit	2,855,696	1,432,622	1,863,422	557,670	—	6,709,410
Selling general and administrative*	1,241,502	581,517	1,136,907	751,136	1,460,085	5,171,147
Research and development*	—	—	—	—	512,259	512,259
Income (loss) from operations	$1,614,194	$851,105	$726,515	$(193,466)	$(1,972,344)	$1,026,004

* The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2012 and December 31, 2011 were as follows:

	Dec 31, 2012	Dec 31, 2011

Domestic	$928,698	$997,937
Export	708,933	783,788
IKONICS Imaging	272,346	288,298
Other	174,674	138,954
Unallocated	(24,339)	(28,030)

Total	$2,060,312	$2,180,947

6.                            STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 119,323 shares of common stock are reserved for additional grants of options under the plan at December 31, 2012.

Under the plan, the Company charged compensation cost of $17,818 and $26,690 against income in 2012 and 2011, respectively.

As of December 31, 2012, there was approximately $16,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were $89,028 for 2012 and $73,210 for 2011.

The fair value of options granted during 2012 and 2011 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011
Dividend yield	0%	0%
Expected volatility	41.8%	40.5% - 41.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	0.8%	1.0% - 2.0%
Fair value of each option on grant date	$2.73	$2.75- $2.83

There were 750 options and 9,000 options granted during 2012 and 2011, respectively.

FASB ASC 718, Compensation — Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture expense and prospective actuarial analysis, estimated at 2%.

A summary of the status of the Company’s stock option plan as of December 31, 2012 and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2012	34,750	$6.58
Granted	750	7.54
Exercised	(13,888)	6.41
Expired and forfeited	(250)	7.39
Outstanding at December 31, 2012	21,362	$6.72	2.38	$29,814
Vested or expected to vest at December 31, 2012	21,362	$6.72	2.38	$29,814
Exercisable at December 31, 2012	13,691	$6.22	1.79	$26,008

The weighted-average grant date fair value of options granted was $2.73 and $2.82 for the years ended December 31, 2012 and 2011, respectively.  The total intrinsic value of options exercised was $32,650 for the year ended December 31, 2012 and $20,687 for the year ended December 31, 2011.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2012	Life (years)	Price	2012	Price
$5.00 - $5.99	6,362	1.31	$5.00	6,362	$5.00
$6.00 - $6.99	2,500	0.58	$6.71	2,500	$6.71
$7.00 - $8.99	12,500	3.28	$7.60	4,829	$7.56
	21,362	2.38	$6.72	13,691	$6.22

7.                            CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2012, the balance at one of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

Trade receivables are financial instruments that also expose the Company to concentration of credit risk.  The large number of customers comprising the Company’s customer base and their dispersion across different geographic areas limits such exposure. In addition, the Company routinely assesses the financial strength of its customers and maintains an allowance for doubtful accounts that management believes will adequately provide for credit losses.

8.                            LINE OF CREDIT

The Company has a $1,250,000 bank line of credit that provides for working capital financing.  This line of credit is subject to annual renewal on each October 30, is collateralized by trade receivables and inventories, and bears interest at 2.5 percentage points over 30-day LIBOR.  There were no outstanding borrowings under this line of credit at December 31, 2012 and 2011.  There are no financial covenants related to the line of credit.

9.                            NON-MONETARY TRANSACTION

During 2012, the Company entered into a like-kind exchange with a customer where the Company and the Company’s customer exchanged digital texturing printers.  In addition to the Company receiving a printer from the customer, the Company also received $35,000.  A loss of $16,000 was recognized by the Company on the exchange.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d)

of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2013 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)      The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i)    Report of McGladrey LLP, the independent registered public accounting firm of the Company

(ii)          Balance Sheets as of December 31, 2012 and 2011

(iii)       Statements of Income for the years ended December 31, 2012 and 2011

(iv)      Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011

(v)         Statements of Cash Flows for the years ended December 31, 2012 and 2011

(vi)      Notes to the Financial Statements

(b)        The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2013.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2013.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

/s/ Jon Gerlach
Jon Gerlach, Chief Financial Officer
and Vice President of Finance
(Principal Financial and Accounting Officer)

Charles H. Andresen*	Director

Rondi Erickson*	Director

H. Leigh Severance*	Director

Gerald W. Simonson*	Director

Lockwood Carlson*	Director

David O. Harris*	Director

Ernest M. Harper Jr.*	Director

Darrell B. Lee*	Director

*                 William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit		Description	Page
3.1		Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2		By-Laws of the Company, as amended	Incorporated by Reference
4		Specimen of Common Stock Certificate	Incorporated by Reference
10.1		IKONICS Corporation 1995 Stock Incentive Plan, as amended	Incorporated by Reference
14		Code of Ethics	Incorporated by Reference
23		Consent of Independent Registered Public Accounting Firm	Filed Electronically
24		Powers of Attorney	Filed Electronically
31.	1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.	2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32		Section 1350 Certifications	Filed Electronically
101		Interactive data files pursuant to Rule 405 of Regulation S-T	Filed Electronically