Form 10-Q
period 2013-03-31
IKONICS CORP
filed 2013-05-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,007,836 shares outstanding as of May 1, 2013.

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

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31	December 31
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$516,746	$967,943
Short-term investments	1,444,262	1,442,939
Trade receivables, less allowance of $43,000 in 2013 and 2012	2,184,653	2,060,312
Inventories	2,965,190	2,678,864
Prepaid expenses and other assets	152,749	124,983
Income taxes receivable	72,207	—
Deferred income taxes	142,000	142,000
Total current assets	7,477,807	7,417,041
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,090,943	6,063,965
Machinery and equipment	3,368,103	3,219,598
Office equipment	732,032	700,062
Vehicles	237,488	237,488
	10,428,566	10,221,113
Less accumulated depreciation	4,894,358	4,759,235
	5,534,208	5,461,878

INTANGIBLE ASSETS, less accumulated amortization of $495,644 in 2013 and $482,107 in 2012	327,660	305,357

	$13,339,675	$13,184,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$742,807	$593,922
Accrued compensation	276,699	265,822
Other accrued liabilities	130,683	81,635
Income taxes payable	—	82,152
Total current liabilities	1,150,189	1,023,531

DEFERRED INCOME TAXES	431,000	366,000

Total liabilities	1,581,189	1,389,531

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,005,585 shares in 2013 and 1,998,475 shares in 2012	200,559	199,848
Additional paid-in capital	2,521,287	2,470,507
Retained earnings	9,036,640	9,124,390
Total stockholders’ equity	11,758,486	11,794,745
	$13,339,675	$13,184,276

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2013	2012

NET SALES	$4,022,272	$4,009,624

COST OF GOODS SOLD	2,558,013	2,504,064

GROSS PROFIT	1,464,259	1,505,560

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,465,546	1,426,197

RESEARCH AND DEVELOPMENT EXPENSES	172,515	175,714

LOSS FROM OPERATIONS	(173,802)	(96,351)

INTEREST INCOME	2,215	3,726

LOSS BEFORE INCOME TAXES	(171,587)	(92,625)

INCOME TAX BENEFIT	83,837	30,219

NET LOSS	$(87,750)	$(62,406)

LOSS PER COMMON SHARE:
Basic	$(0.04)	$(0.03)

Diluted	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,000,555	1,984,695

Diluted	2,000,555	1,984,695

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,750)	$(62,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	135,123	115,997
Amortization	13,537	12,346
Stock based compensation	2,617	4,416
Loss on intangible asset abandonment	—	22,324
Deferred income taxes	65,000	—
Changes in operating assets and liabilities:
Trade receivables	(124,341)	(38,098)
Inventories	(286,326)	(177,801)
Prepaid expenses and other assets	(27,766)	(70,769)
Income taxes receivable	(72,207)	(35,065)
Accounts payable	148,885	276,935
Accrued liabilities	59,925	111,116
Income taxes payable	(74,275)	—
Net cash provided by (used in) operating activities	(247,578)	158,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(207,453)	(229,897)
Purchases of intangibles	(35,840)	(7,563)
Purchases of short-term investments	(204,806)	(410,833)
Proceeds from maturity of short-term investments	203,483	608,749
Net cash used in investing activities	(244,616)	(39,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	40,997	3,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(451,197)	123,201

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	967,943	1,867,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$516,746	$1,990,366

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received (paid) for income taxes, net of taxes paid of $10,671 in 2013 and taxes received of $1,341 in 2012	$2,355	$(4,846)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2013, and the related statements of operations and cash flows for the three months ended March 31, 2013 and 2012 have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2013, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.                                      Short-Term Investments

The Company’s $1,444,000 of short-term investments at March 31, 2013 is comprised of fully insured certificates of deposit with original maturities ranging from nine to twelve months and interest rates ranging from 0.3% to 1.2%.

3.                                      Inventories

The major components of inventory are as follows:

	Mar 31, 2013	Dec 31, 2012

Raw materials	$2,354,016	$2,072,540
Work-in-progress	382,728	373,512
Finished goods	1,478,478	1,478,444
Reduction to LIFO cost	(1,250,032)	(1,245,632)

Total Inventory	$2,965,190	$2,678,864

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2013	Mar 31, 2012

Weighted average common shares outstanding	2,000,555	1,984,695
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,000,555	1,984,695

If the Company was in a net income position in the first quarter of 2013, 14,252 options with a weighted average exercise price of $7.19 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive.  If the Company was in a net income position in the first quarter of 2012, 29,000 options with a weighted average exercise price of $6.37 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive.

5.                                      Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.  A total of 119,323 shares of common stock are reserved and available for additional grants of options under the plan at March 31, 2013.

The Company charged compensation cost of approximately $2,600 and $4,400 against income for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there was approximately $13,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages.  There were no excess tax benefits recognized during the three month periods ended March 31, 2013 and 2012.  The Company’s APIC pool totaled approximately $111,000 at each of March 31, 2013 and December 31, 2012.

Proceeds from the exercise of stock options were approximately $41,000 for the three months ended March 31, 2013 and $4,000 for the three months ended March 31, 2012.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2013 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	21,362	$6.72
Exercised	(7,110)	5.77
Outstanding at March 31, 2013	14,252	7.19
Exercisable at March 31, 2013	6,581	6.70

The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2013 was approximately $34,000 and $18,900, respectively.

6.                                      Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Domestic, Export, IKONICS Imaging and Other.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  The Other segment includes products and customers for etched composites, ceramics, glass and silicon wafers along with sound deadening technology to the aerospace industry, which the Company defines as Micromachining.  In addition, the Other segment includes products and customers related to proprietary inkjet technology used for mold texturing and referred to by the Company as Digital Texturing (DTX).  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micromachining or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2013:

IKONICS

	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$1,516,271	$1,441,459	$843,471	$221,071	$—	$4,022,272
Cost of goods sold	905,158	1,105,090	413,749	134,016	—	2,558,013
Gross profit	611,113	336,369	429,722	87,055	—	1,464,259
Selling general and adminstrative*	342,637	153,746	281,438	205,717	482,008	1,465,546
Research and development*	—	—	—	—	172,515	172,515
Income (loss) from operations	$268,476	$182,623	$148,284	$(118,662)	$(654,523)	$(173,802)

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2012:

IKONICS

	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$1,483,337	$1,364,906	$841,701	$319,680	$—	$4,009,624
Cost of goods sold	866,508	1,026,517	417,018	194,021	—	2,504,064
Gross profit	616,829	338,389	424,683	125,659	—	1,505,560
Selling general and adminstrative*	306,921	150,919	305,712	212,488	450,157	1,426,197
Research and development*	—	—	—	—	175,714	175,714
Income (loss) from operations	$309,908	$187,470	$118,971	$(86,829)	$(625,871)	$(96,351)

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable by segment as of March 31, 2013 and December 31, 2012 were as follows:

	Mar 31, 2013	Dec 31, 2012

Domestic	$963,201	$928,698
Export	809,007	708,933
IKONICS Imaging	228,067	272,346
Other	195,183	174,674
Unallocated	(10,805)	(24,339)

Total	$2,184,653	$2,060,312

7.                                      Self-Funded Medical Insurance

The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $73,000 and $54,000 as of March 31, 2013 and December 31, 2012, respectively and is included within other accrued expenses in the consolidated balance sheets.

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of March 31, 2013 and 2012, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2009, 2010, 2011, and 2012.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2013 and for the same period of 2012.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Factors that May Affect Future Results

•                  The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2013 compared to the tax benefit recorded in the first three months of 2013—The effective tax rate for the final nine months of 2013 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

•                  The Company’s belief that the quality of its trade receivables is high and that strong internal controls are in place to maintain proper collections—This belief may be impacted by domestic economic conditions, by economic, political, regulatory or social conditions in foreign markets, or by the failure of the Company to properly implement or maintain internal controls.

•                  The Company’s expectation that it will obtain a new line of credit similar to its current line of credit when the current line of credit expires on October 30, 2013—This expectation may be impacted by factors such as changes in credit markets, the interest rate environment, general economic conditions, the Company’s financial results and condition, and the Company’s anticipated need for capital to fund business operations and capital expenditures.

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

Income Taxes.  At March 31, 2013, the Company had net current deferred tax assets of $142,000 and net noncurrent deferred tax liabilities of $431,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves.  In connection with the recording of an impairment charge that occurred prior to 2012 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely than not that this asset will not be realized.  The fully reserved $323,000 deferred tax asset related to the capital loss can be carried forward one year and must be offset by a capital gain.  The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes.  At March 31, 2013 and December 31, 2012 the Company had no reserves for uncertain tax positions.

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

Self-Funded Medical Insurance.  The Company has a self-funded medical insurance plan and utilizes an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $73,000 as of March 31, 2013 and is included within other accrued expenses in the consolidated balance sheets.

Results of Operations

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Net Sales.  The Company’s first quarter 2013 sales of $4.0 million were 0.3% higher than first quarter of 2012.  Strong sales into Asia drove a 5.6% Export sales increase while growth in emulsion and chemical sales resulted in Domestic sales increasing by 2.2% in the first quarter of 2013.  The 30.8% first quarter sales decrease in the Other segment is related to the 2012 first quarter sale of a DTX printer.  A DTX printer was not sold in the first quarter of 2013 and the Company anticipates that most future DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company.  Other sales were also unfavorably impacted by lower Micro-Machining mask sales.  IKONICS Imaging sales in the first quarter of 2013 were similar to the first quarter of 2012.

Gross Profit.  Gross profit was $1.5 million, or 36.4% of sales, in the first quarter of 2013 compared to $1.5 million, or 37.5% of sales, for the same period in 2012.  The 2013 first quarter gross margin percentage decrease is partially due to increased Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities.  The Company also realized higher manufacturing costs related to its production of film and emulsions for the screen printing and abrasive etching markets.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.5 million, or 36.4% of sales, in the first quarter of 2013 compared to $1.4 million, or 35.6% of sales, for the same period in 2012.  The increase in selling, general and administrative expenses reflects higher direct selling and promotional expenses to support sales initiatives in the Domestic screen markets.

Research and Development Expenses.  Research and development expenses during the first quarter of 2013 were $173,000, or 4.3% of sales, versus $176,000, or 4.4% of sales, for the same period in 2012.  The decrease is related to a $22,000 expense related to the abandonment of patent applications which occurred in the first quarter of 2012.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.  This decrease was partially offset by increased costs in the first quarter of 2013 for lab supplies and production trials.

Interest Income. The Company earned $2,200 of interest income in the first quarter of 2013 compared to $3,700 of interest income in the first quarter of 2012.  The interest earned in first quarter of 2013 and 2012 is related to interest received from the Company’s short-term investments, which consisted of $1,444,000 of fully insured certificates of deposit with maturities ranging from nine to twelve months as of the end of first quarter of 2013.

Income Taxes. For the first quarter of 2013, the Company realized an income tax benefit of $84,000, or an effective rate of 48.9%, versus a $30,000 tax benefit, or an effective rate of 32.6% for the first quarter of 2012.  The Company’s 2013 first quarter tax benefit was favorably impacted by 2012 tax law changes related to research and development credits and depreciation.  These tax law changes were implemented in the first quarter of 2013 and were not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefits from these 2012 tax law changes were recognized in the first quarter of 2013.  The Company expects that for the remainder of 2013, they will record the provision for income taxes at an effective tax rate of 35% to 36%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $517,000 and $968,000 at March 31, 2013 and December 31, 2012, respectively.  The Company used $248,000 in cash for operating activities during the three months ended March 31, 2013, compared to generating $159,000 of cash from operating activities during the same period in 2012.  Cash provided by or used in operating activities is primarily the result of net loss adjusted for non-cash depreciation, amortization, intangible asset abandonment and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2013, inventories increased by $286,000 due to increased raw material purchases.  The higher raw material purchases are due to the Company’s efforts to take advantage of volume discounts.  The trade receivables increase of $124,000 was related to the increased export sales volumes which tend to have longer collection cycles.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Prepaid expenses and other assets increased $28,000, reflecting insurance premiums paid in advance in the first quarter of 2013.  Accounts payable increased $149,000 due to of the timing of payments to vendors and the increase in raw material purchases.  Accrued expenses increased $60,000, reflecting the timing of insurance and compensation payments while income taxes receivable increased $72,000 and income taxes payable decreased $74,000 due the timing of estimated tax payments compared to the calculated 2013 tax liability.

During the first quarter of 2013, cash used in investing activities was $245,000.  Purchases of property and equipment were $207,000, mainly upgrades to research and development equipment and facilities.  These upgrades include improvements to both DTX equipment and equipment and facilities related to screen printing.  Capital expenditures were also made to improve Micro-Machining capabilities.  Also during the first quarter of 2013, the Company incurred $36,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $205,000 in a fully insured certificate of deposit during the first quarter of 2013.  One certificate of deposit totaling $204,000 matured during the first three months of 2013.

During the first quarter of 2012, cash used in investing activities was $40,000.  Purchases of property and equipment were $230,000, mainly for manufacturing equipment and mandatory elevator upgrades.  Also during the first quarter of 2012, the Company incurred $8,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $411,000 in two fully insured certificates of deposit during the first quarter of 2012.  Three certificates of deposit totaling $609,000 matured during the first three months of 2012.

During the first three months of 2013 the Company received $41,000 from financing activities from the issuance of 7,110 shares of common stock from the exercise of stock options compared to the $4,000 the Company received from the issuance of 750 shares of common stock from the exercise of stock options in the first quarter of 2012.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on October 30, 2013 if not renewed.  The Company expects to obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2013 or 2012 and there were no borrowings outstanding as of March 31, 2013 and 2012.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first three months of 2013, the Company spent $207,000 on capital expenditures.  Capital expenditures during the first three months were mainly for upgrades to research and development equipment and facilities along with improvements to Micro-Machining capabilities.  The Company expects capital expenditures in 2013 of approximately $700,000.  Plans for capital expenditures include additional Micro-Machining equipment and vehicles for sales personnel.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 36% of total sales during the first three months of 2013, compared to 34% of sales in the first quarter of 2012.  Higher sales volumes in Asia positively impacted 2013 first quarter sales volumes.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2013.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2013 or 2012.

Future Outlook

IKONICS has spent on average approximately 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its DTX and Micro-Machining programs.  The Company plans to maintain its efforts in this area and expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.

The Company continues to make progress on its new Micro-Machining business initiative.  The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  The Company is currently supplying products to two aerospace companies for use in the construction of new generation commercial aircraft.  Although sequestration of the Department of Defense budget and delays in the launching of new commercial aircraft fleets could adversely affect some of these sales, progress is being made on a number of in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company is expanding its Micro-Machining manufacturing capacity.

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

None

ITEM 1A.                                       Risk Factors

Not applicable

ITEM 2.                                                Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.                                                Defaults upon Senior Securities

Not applicable

ITEM 4.                                                Mine Safety Disclosures

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.(1)
3.2	By-Laws of the Company, as amended.(2)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(1)         Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).

(2)         Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: May 14, 2013	By:	/s/ Jon Gerlach
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