Form 10-Q
period 2013-06-30
IKONICS CORP
filed 2013-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,008,836 shares outstanding as of August 8, 2013.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30	December 31
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,269,476	$967,943
Short-term investments	829,654	1,442,939
Trade receivables, less allowance of $43,000 in 2013 and 2012	2,383,791	2,060,312
Inventories	2,432,751	2,678,864
Prepaid expenses and other assets	176,574	124,983
Income taxes receivable	17,925	—
Deferred income taxes	142,000	142,000
Total current assets	7,252,171	7,417,041

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,090,942	6,063,965
Machinery and equipment	3,487,070	3,219,598
Office equipment	738,711	700,062
Vehicles	237,488	237,488
	10,554,211	10,221,113
Less accumulated depreciation	5,031,197	4,759,235
	5,523,014	5,461,878
INTANGIBLE ASSETS, less accumulated amortization of $508,555 in 2013 and $482,107 in 2012	338,671	305,357

	$13,113,856	$13,184,276
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$317,071	$593,922
Accrued compensation	207,322	265,822
Other accrued liabilities	75,957	81,635
Income taxes payable	—	82,152
Total current liabilities	600,350	1,023,531

DEFERRED INCOME TAXES	431,000	366,000

Total liabilities	1,031,350	1,389,531

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,008,836 shares in 2013 and 1,998,475 shares in 2012	200,884	199,848
Additional paid-in capital	2,551,870	2,470,507
Retained earnings	9,329,752	9,124,390
Total stockholders’ equity	12,082,506	11,794,745
	$13,113,856	$13,184,276

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012

NET SALES	$4,654,745	$4,547,080	$8,677,017	$8,556,704

COST OF GOODS SOLD	2,770,787	2,743,794	5,328,800	5,247,858

GROSS PROFIT	1,883,958	1,803,286	3,348,217	3,308,846
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,329,056	1,285,371	2,794,602	2,711,568

RESEARCH AND DEVELOPMENT EXPENSES	153,412	153,265	325,927	328,979
INCOME FROM OPERATIONS	401,490	364,650	227,688	268,299

INTEREST INCOME	1,744	3,079	3,959	6,805

INCOME BEFORE INCOME TAXES	403,234	367,729	231,647	275,104

INCOME TAX EXPENSE	110,122	124,646	26,285	94,427

NET INCOME	$293,112	$243,083	$205,362	$180,677

EARNINGS PER COMMON SHARE:
Basic	$0.15	$0.12	$0.10	$0.09

Diluted	$0.15	$0.12	$0.10	$0.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,007,623	1,986,364	2,004,108	1,985,530

Diluted	2,012,552	1,991,311	2,007,724	1,990,129

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205,362	$180,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	275,433	235,015
Amortization	26,448	27,295
Stock based compensation	6,380	8,964
Gain on disposal of property, plant and equipment	(2,979)	—
Loss on intangible asset abandonment	—	22,324
Deferred income taxes	65,000	—
Changes in working capital components:
Trade receivables	(323,479)	(236,442)
Inventories	246,113	(450,296)
Prepaid expenses and other assets	(51,591)	(20,954)
Income taxes receivable	(17,925)	59,322
Accounts payable	(276,851)	(53,252)
Accrued expenses	(64,178)	(8,068)
Income taxes payable	(69,625)	47,517
Net cash provided by (used in) operating activities	18,108	(187,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(358,097)	(321,441)
Proceeds from disposal of property, plant and equipment	24,507	—
Purchases of intangibles	(59,762)	(19,314)
Purchases of short-term investments	(413,934)	(1,441,900)
Proceeds on sale of short-term investments	1,027,219	1,629,980
Net cash provided by (used in) investing activities	219,933	(152,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	63,492	11,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	301,533	(329,323)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	967,943	1,867,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,269,476	$1,537,842

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for income taxes, net of taxes received of $13,026 in 2013 and $6,238 paid in 2012	$48,835	$(12,412)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2013, and the related statement of income for the three and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2013, and the results of operations and cash flows for all periods presented.

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

2.                                      Short-Term Investments

The Company’s short-term investments of approximately $830,000 at June 30, 2013 are comprised of fully insured certificates of deposit with original maturities ranging from nine to twelve months and interest rates ranging from 0.4% to 0.9%.

3.                                      Inventories

The major components of inventories are as follows:

	June 30, 2013	Dec 31, 2012

Raw materials	$1,926,161	$2,072,540
Work-in-progress	432,058	373,512
Finished goods	1,318,484	1,478,444
Reduction to LIFO cost	(1,243,952)	(1,245,632)

Total Inventory	$2,432,751	$2,678,864

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2013	June 30, 2012

Weighted average common shares outstanding	2,007,623	1,986,364
Dilutive effect of stock options	4,929	4,947
Weighted average common and common equivalent shares outstanding	2,012,552	1,991,311

	Six Months Ended
	June 30, 2013	June 30, 2012

Weighted average common shares outstanding	2,004,108	1,985,530
Dilutive effect of stock options	3,616	4,599
Weighted average common and common equivalent shares outstanding	2,007,724	1,990,129

Options to purchase 3,750 shares of common stock with a weighted average price of $12.56 were outstanding during the six months ended June 30, 2013, but were excluded from the computation of common share equivalents because they were anti-dilutive.  For six months ended June 30, 2012, options to purchase 5,000 shares of common stock with a weighted average price of $8.08 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive.  There were no anti-dilutive options outstanding during the quarters ended June 30, 2013 and 2012.

5.                                      Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 14,751 were subject to outstanding options and 115,573 were reserved for future grants at June 30, 2013.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $3,800 against income for the three months ended June 30, 2013 and approximately $4,500 for the three months ended June 30, 2012.  For the first six months of 2013, the Company charged compensation cost of approximately $6,400 against income and approximately $9,000 for the same period in 2012.  As of June 30, 2013 there was approximately $27,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increased the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages.  There were no excess tax benefits

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

recognized during the three or six month periods ended June 30, 2013 and 2012.  The Company’s APIC pool totaled approximately $111,000 at June 30, 2013 and December 31, 2012.

Proceeds from the exercise of stock options were approximately $63,000 and $11,000 for the six months ended June 30, 2013 and 2012, respectively.

The fair value of options granted during the six months ended June 30, 2013 and 2012 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Dividend yield	0%	0%
Expected volatility	43.9%	41.8%
Expected life of option	Five Years	Five Years
Risk-free interest rate	0.7%	0.8%
Fair value of each option on grant date	$4.72	$2.73

There were 4,250 and 750 options granted during each of the six months ended June 30, 2013 and 2012, respectively.

Stock option activity during the six months ended June 30, 2013 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at beginning of period	21,362	$6.72
Granted	4,250	12.56
Exercised	(10,361)	6.13
Expired and forfeited	(500)	12.56
Outstanding at June 30, 2013	14,751	8.62
Exercisable at June 30, 2013	5,832	6.91

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2013 was approximately $53,000 and $31,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2013:

IKONICS

	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$2,003,601	$1,497,478	$923,134	$230,532	$—	$4,654,745
Cost of goods sold	1,103,787	1,039,050	488,048	139,902	—	2,770,787
Gross profit	899,814	458,428	435,086	90,630	—	1,883,958
Selling general and adminstrative*	324,722	167,288	258,095	227,398	351,553	1,329,056
Research and development*	—	—	—	—	153,412	153,412
Income (loss) from operations	$575,092	$291,140	$176,991	$(136,768)	$(504,965)	$401,490

For the three months ended June 30, 2012:

IKONICS

	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$1,976,404	$1,503,965	$875,882	$190,829	$—	$4,547,080
Cost of goods sold	1,102,446	1,109,487	412,477	119,384	—	2,743,794
Gross profit	873,958	394,478	463,405	71,445	—	1,803,286
Selling general and adminstrative*	292,489	172,187	291,451	183,534	345,710	1,285,371
Research and development*	—	—	—	—	153,265	153,265
Income (loss) from operations	$581,469	$222,291	$171,954	$(112,089)	$(498,975)	$364,650

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2013:

IKONICS

	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$3,519,872	$2,938,937	$1,766,605	$451,603	$—	$8,677,017
Cost of goods sold	2,008,945	2,144,140	901,797	273,918	—	5,328,800
Gross profit	1,510,927	794,797	864,808	177,685	—	3,348,217
Selling general and adminstrative*	667,359	321,034	539,533	433,115	833,561	2,794,602
Research and development*	—	—	—	—	325,927	325,927
Income (loss) from operations	$843,568	$473,763	$325,275	$(255,430)	$(1,159,488)	$227,688

For the six months ended June 30, 2012:

IKONICS

	Domestic	Export	Imaging	Other	Unalloc.	Total
Net sales	$3,459,741	$2,868,871	$1,717,583	$510,509	$—	$8,556,704
Cost of goods sold	1,968,954	2,136,004	829,495	313,405	—	5,247,858
Gross profit	1,490,787	732,867	888,088	197,104	—	3,308,846
Selling general and adminstrative*	599,410	323,106	597,163	396,022	795,867	2,711,568
Research and development*	—	—	—	—	328,979	328,979
Income (loss) from operations	$891,377	$409,761	$290,925	$(198,918)	$(1,124,846)	$268,299

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	Dec 31, 2012

Domestic	$1,118,109	$928,698
Export	870,732	708,933
IKONICS Imaging	259,825	272,346
Other	151,877	174,674
Unallocated	(16,752)	(24,339)

Total	$2,383,791	$2,060,312

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.                                      Self-Funded Medical Insurance

The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $54,000 as of June 30, 2013 and December 31, 2012 and is included within other accrued expenses in the consolidated balance sheets.

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of June 30, 2013 and 2012, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2013, the six months ended June 30, 2013 and the same periods of 2012.  It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2012 Annual Report on Form 10-K.

Factors that May Affect Future Results

•                  The Company’s expectation that its effective tax rate will return to 35% to 36% of pretax income for the remainder of 2013 compared to its effective tax rate of 11%  recorded in the first six months of 2013—The effective tax rate for the final six months of 2013 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

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

•                  The belief that the Company’s current financial resources, line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations and capital expenditures.  The belief that the Company’s low debt levels and available line of credit make it unlikely that a decrease in product demand would impair the Company’s ability to fund operations—Changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash.

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

Trade Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter-end or year-end spot rate in accordance with guidance related to foreign currency matters.

Inventories.  Inventories are valued at the lower of cost or market value using the last in, first out (LIFO) method.  The Company monitors its inventory for obsolescence and records reductions in cost when required.

Income Taxes.  At June 30, 2013, the Company had net current deferred tax assets of $142,000 and net noncurrent deferred tax liabilities of $431,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves.  In connection with the recording of an impairment charge that occurred prior to 2012 as described below, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely than not that this asset will not be realized.  The fully reserved $323,000 deferred tax asset related to the capital loss can be carried forward one year and must be offset by a capital gain.  The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes.  At June 30, 2013 and December 31, 2012 the Company had no reserves for uncertain tax positions.

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

Self-Funded Medical Insurance.  The Company has a self-funded medical insurance plan and utilizes an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $54,000 as of June 30, 2013 and is included within other accrued expenses in the consolidated balance sheets.

Results of Operations

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Sales.  The Company realized a 2.4% sales increase during the second quarter of 2013 with sales of $4.7 million, compared to $4.5 million in sales during the same period in 2012.  The second quarter increase is partially due to a 79.3%, or $57,000, increase in DTX consumable sales.  IKONICS Imaging sales also improved by 5.4% in the second quarter of 2013 compared to the second quarter of 2012 as the Company realized stronger equipment sales.  Domestic recorded a 1.4% sales increase in the second quarter of 2013 compared to the same period in 2012, while 2013 second quarter Export sales were down slightly compared to the second quarter of 2012 as increased sales to Asia were offset by weaker European and Latin American sales.  Micro-Machining 2013 second quarter sales were down 14.2% versus the second quarter of 2012 due to weaker mask sales.

Gross Profit.  Gross profit was $1.9 million, or 40.5% of sales, in the second quarter of 2013 compared to $1.8 million, or 39.7% of sales, for the same period in 2012.  Gross profit was positively impacted by an increase in sales from the higher margin DTX consumable products along with an improved Export sales mix.  During the second quarter of 2013 higher margin Export film sales increased while lower margin emulsion sales decreased.  Domestic 2013 second quarter gross margin increased to 44.9% from 44.2% for the same period in 2012.  These improved gross margins were partially offset by lower IKONCS Imaging gross margins due to the increase in lower margin equipment sales, and an increase in Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 28.6% of sales, in the second quarter of 2013, compared to $1.3 million, or 28.3% of sales, for the same period in 2012.  The slight increase in selling, general and administrative expenses reflects higher selling and promotional expenses to support sales initiatives in the Domestic screen markets and Micro-Machining.  These increases have been partially offset by lower IKONICS Imaging and DTX selling expenses due to lower personnel costs.

Research and Development Expenses.  Research and development expenses during the second quarter of 2013 were $153,000, or 3.3% of sales, versus $153,000, or 3.4% of sales, for the same period in 2012.  An increase in depreciation expense and costs for staffing was offset by lower production trial expenses.

Interest Income. The Company earned $1,800 of interest income in the second quarter of 2013 compared to $3,000 of interest income in the second quarter of 2012.  The interest earned in the second quarter of 2013 and 2012 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with original maturities ranging from nine to twelve months.

Income Taxes.  For the second quarter of 2013, the Company realized income tax expense of $110,000, or an effective rate of 27.3%, versus $125,000, or an effective rate of 33.9% for the second quarter of 2012.  The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, research and development credits, and state income taxes.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Sales.  The Company’s sales increased 1.4% during the first six months of 2013 to a record $8.7 million versus sales of $8.6 million during the first six months of 2012.  Improved equipment sales resulted in a 2.9% IKONICS Imaging sales increase.  Export also realized a 2.4% sales increase due to stronger sales to Asia which were partially offset by weaker sales to both Europe and Latin America.  Additionally, Domestic Chromaline posted a 1.7% sales increase for the first half of 2013 mainly due to both strong chemical and emulsion sales.  The 11.5% first half sales decrease in the Other segment is related to the 2012 first quarter sale of a DTX printer.  A DTX printer was not sold in the first half of 2013, and the Company anticipates that most future DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company.  Other sales were also unfavorably impacted by lower Micro-Machining mask sales.

Gross Profit.  Gross profit for the first six months of 2013 was $3.3 million, or 38.6% of sales, compared to $3.3 million, or 38.7% of sales, for the same period in 2012.  Gross margins were unfavorably impacted by an increase in Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities.  IKONICS Imaging gross margins for the first half of 2013 were also lower due to the increase in lower margin equipment sales, and Domestic was down slightly from last year.  These gross margin decreases were offset by a more favorable DTX and Export sales mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.8 million, or 32.2% of sales, in the first half of 2013 compared to $2.7 million, or 31.7% of sales, for the same period in 2012.  The increase in selling, general and administrative expenses reflects higher selling and promotional expenses to support sales initiatives in the Domestic screen markets and Micro-Machining.  These increases have been partially offset by lower IKONICS Imaging and DTX selling expenses due to lower personnel costs.

Research and Development Expenses.  Research and development expenses during the first half of 2013 were $326,000, or 3.8% of sales, versus $329,000, or 3.8% of sales, for the same period in 2012.  Research and development costs in the first half of 2012 included a $22,000 abandonment of patent applications.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.  There were no expenses related to the abandonment of patent application costs in the first half of 2013.  In the first six months of 2013 the Company also realized lower production trial expenses.  These cost decreases were partially offset by a higher depreciation and personnel expenses.

Interest Income.  The Company earned $4,000 of interest income during the first half of 2013 compared to $6,800 of interest income for the same period in 2012.  The interest earned in the first six months of 2013 and 2012 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with maturities ranging from nine to twelve months.

Income Taxes.  For the first six months of 2013, the Company realized income tax expense of $26,000, or an effective rate of 11.3%, compared to income tax expense of $94,000, or an effective rate of 34.3%, for the same period in 2012.  The Company’s income tax expense for the first half of 2013 was favorably impacted by 2012 tax law changes related to research and development credits and depreciation.  These tax law changes were implemented in the first quarter of 2013 and were not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefits from these 2012 tax law changes were recognized in the first quarter of 2013.  The Company expects that for the remainder of 2013, they will record the provision for income taxes at an effective tax rate of 35% to 36%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents was $1,269,000 and $968,000 at June 30, 2013 and December 31, 2012, respectively.  Operating activities provided $18,000 in cash to the Company during the first six months of 2013 compared to $188,000 of cash used in operating activities during the same period in 2012.  Cash used in or provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2013, trade receivables increased by $323,000.  The increase in receivables was driven by higher sales volumes towards the end of the second quarter.  Inventories decreased by $246,000 due to lower raw material purchases and finished good inventory levels.  Prepaid expenses and other assets increased $52,000 reflecting prepaid insurance premiums.  Accounts payable decreased $277,000 due to of the timing of payments to vendors.  Accrued expenses decreased $64,000, reflecting the timing of compensation payments.  Income taxes receivable increased $18,000 and income taxes payable decreased $70,000 due to the timing of estimated tax payments compared to the calculated 2013 tax liability.

During the first six months of 2012, inventories increased by $450,000 due to increased raw material purchases.  The higher raw material purchases are due to the Company’s efforts to take advantage of volume discounts and to protect itself against future price increases.  The trade receivables increase of $236,000 is related to slightly slower collections.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Prepaid expenses and other assets increased $21,000, reflecting insurance premiums paid in advance of the third quarter of 2012.  Accounts payable decreased $53,000 due to the timing of payments.  Income taxes receivable decreased $59,000 and income taxes payable increased $48,000 due to the timing of estimated 2012 tax payments compared to the calculated 2012 tax liability. Accrued expenses decreased $8,000, reflecting the timing of compensation payments.

During the first half of 2013, cash from investing activities was $220,000.  Eight certificates of deposit totaling $1,027,000 matured during the first six months of 2013 while the Company invested in two certificates of deposits totaling $414,000 in the same period.  Additionally, the Company realized $25,000 from the disposal of a vehicle.  The Company’s purchases of equipment and property for the first half of 2013 were $358,000.  These purchases include equipment to improve Micro-Machining capabilities along with upgrades to research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging in addition to a vehicle for sales personnel.  Also during the first half of 2013, the Company incurred $60,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first half of 2012, cash used in investing activities was $153,000.  Purchases of property and equipment were $321,000, mainly for manufacturing equipment and mandatory elevator upgrades.  Also during the first six months of 2012, the Company incurred $19,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $1,442,000 in ten fully insured certificates of deposit during the first half of 2012.  Eleven certificates of deposit totaling $1,630,000 matured during the first six months of 2012.

During the first six months of 2013, the Company received $63,000 from financing activities from the issuance of 10,361 shares of common stock from the exercise of stock options compared to $11,000 the Company received from the issuance of 2,250 shares of common stock from the exercise of stock options in the first half of 2012.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on October 30, 2013 if not renewed.  The Company expects to obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2013 or 2012 and there were no borrowings outstanding as of June 30, 2013 and 2012.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first six months of 2013, the Company had $358,000 in capital expenditures.  These purchases include equipment to improve Micro-Machining capabilities along with upgrades to research and development equipment and facilities, including improvements to both DTX equipment, and equipment and facilities related to screen printing and IKONICS Imaging, in addition to a vehicle for sales personnel.  Plans for capital expenditures include additional manufacturing equipment upgrades and a vehicle for a sales person.  These commitments are expected to be funded with cash generated from operating activities and cash on hand.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 34% of total sales during each of the first six months of 2013 and 2012.  Higher volumes in Asia positively impacted 2013 first half sales volumes as compared to lower volumes in Europe and Latin America.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world and the majority of international sales are conducted in U.S. dollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2013.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2013 or 2012.

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

The Company continues to make progress on its new Micro-Machining business initiative.  The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  The Company is currently supplying products to the aerospace industry for use in the construction of new generation commercial aircraft.  Although sequestration of the Department of Defense budget and delays in the launching of new commercial aircraft fleets could adversely affect some of these sales, progress is being made on a number of in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company is expanding its Micro-Machining capacity and patent applications.

The Company is also continuing to make progress on its DTX business initiatives.  In addition to its growing inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in protoyping. The Company is currently working with its DTX customers on training, production optimization, and product improvements.  The Company has been awarded European and United States patents on its DTX technologies.

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

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013:

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

IKONICS CORPORATION

DATE: August 14, 2013	By:	/s/ Jon Gerlach
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