Form 10-Q
period 2013-09-30
IKONICS CORP
filed 2013-11-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,008,836 shares outstanding as of October 31, 2013.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30	December 31
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,179,498	$967,943
Short-term investments	1,814,878	1,442,939
Trade receivables, less allowance of $42,000 in 2013 and $43,000 in 2012	1,899,714	2,060,312
Inventories	2,515,698	2,678,864
Prepaid expenses and other assets	135,768	124,983
Income taxes receivable	91,671	—
Deferred income taxes	142,000	142,000
Total current assets	7,779,227	7,417,041

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,110,906	6,063,965
Machinery and equipment	3,690,574	3,219,598
Office equipment	742,951	700,062
Vehicles	237,488	237,488
	10,781,919	10,221,113
Less accumulated depreciation	5,171,831	4,759,235
	5,610,088	5,461,878

INTANGIBLE ASSETS, less accumulated amortization of $521,727 in 2013 and $482,107 in 2012	335,046	305,357

	$13,724,361	$13,184,276

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$660,054	$593,922
Accrued compensation	333,289	265,822
Other accrued liabilities	97,359	81,635
Income taxes payable	—	82,152
Total current liabilities	1,090,702	1,023,531

DEFERRED INCOME TAXES	431,000	366,000

Total liabilities	1,521,702	1,389,531

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,008,836 shares in 2013 and 1,998,475 shares in 2012	200,884	199,848
Additional paid-in capital	2,555,861	2,470,507
Retained earnings	9,445,914	9,124,390
Total stockholders’ equity	12,202,659	11,794,745
	$13,724,361	$13,184,276

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2013	2012	2013	2012

NET SALES	$4,217,125	$4,231,235	$12,894,142	$12,787,939

COST OF GOODS SOLD	2,575,557	2,478,358	7,904,357	7,726,216

GROSS PROFIT	1,641,568	1,752,877	4,989,785	5,061,723
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,330,199	1,273,286	4,124,801	3,984,854

RESEARCH AND DEVELOPMENT EXPENSES	149,864	141,186	475,791	470,165
INCOME FROM OPERATIONS	161,505	338,405	389,193	606,704

INTEREST INCOME	1,372	2,572	5,331	9,377

INCOME BEFORE INCOME TAXES	162,877	340,977	394,524	616,081

INCOME TAX EXPENSE	46,715	112,865	73,000	207,292

NET INCOME	$116,162	$228,112	$321,524	$408,789

EARNINGS PER COMMON SHARE:
Basic	$0.06	$0.11	$0.16	$0.21

Diluted	$0.06	$0.11	$0.16	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,008,836	1,989,307	2,005,702	1,986,798

Diluted	2,015,125	1,993,429	2,010,334	1,990,485

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,524	$408,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	416,068	361,811
Amortization	39,620	41,612
Stock based compensation	10,143	13,391
Gain on disposal of property, plant and equipment	(2,979)	—
Loss on intangible asset abandonment	—	22,324
Deferred income taxes	65,000	—
Changes in working capital components:
Trade receivables	160,598	(87,129)
Inventories	163,166	(340,484)
Prepaid expenses and other assets	(10,785)	(87,101)
Income taxes receivable	(91,671)	59,322
Accounts payable	66,132	(43,109)
Accrued expenses	83,191	127,169
Income taxes payable	(69,397)	90,344
Net cash provided by operating activities	1,150,610	566,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(585,806)	(372,217)
Proceeds from disposal of property, plant and equipment	24,507	—
Purchases of intangibles	(69,309)	(30,386)
Purchases of short-term investments	(1,814,878)	(1,649,988)
Proceeds on sale of short-term investments	1,442,939	1,837,699
Net cash used in investing activities	(1,002,547)	(214,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	63,492	30,123

NET INCREASE IN CASH AND CASH EQUIVALENTS	211,555	382,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	967,943	1,867,165

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,179,498	$2,249,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of taxes received of $13,026 in 2013 and $18,650 paid in 2012.	$169,068	$57,626

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2013, and the related statements of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2013, and the results of operations and cash flows for all periods presented.

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

2.                                      Short-Term Investments

The Company’s short-term investments of approximately $1,815,000 at September 30, 2013 are comprised of fully insured certificates of deposit with original maturities ranging from three to twelve months and interest rates ranging from 0.2% to 1.0%.

3.                                      Inventories

The major components of inventories are as follows:

	Sep 30, 2013	Dec 31, 2012

Raw materials	$2,060,334	$2,072,540
Work-in-progress	408,041	373,512
Finished goods	1,296,047	1,478,444
Reduction to LIFO cost	(1,248,724)	(1,245,632)

Total Inventory	$2,515,698	$2,678,864

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2013	Sep 30, 2012

Weighted average common shares outstanding	2,008,836	1,989,307
Dilutive effect of stock options	6,289	4,122
Weighted average common and common equivalent shares outstanding	2,015,125	1,993,429

	Nine Months Ended
	Sep 30, 2013	Sep 30, 2012

Weighted average common shares outstanding	2,005,702	1,986,798
Dilutive effect of stock options	4,632	3,687
Weighted average common and common equivalent shares outstanding	2,010,334	1,990,485

There were no anti-dilutive options outstanding during the three and nine months ended September 30, 2013 and 2012.

5.                                      Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 14,751 were subject to outstanding options and 115,573 were reserved for future grants at September 30, 2013.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $3,800 against income for the three months ended September 30, 2013 and approximately $4,400 for the three months ended September 30, 2012.  For the first nine months of 2013, the Company charged compensation cost of approximately $10,100 against income and approximately $13,400 for the same period in 2012.  As of September 30, 2013, there was approximately $24,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages.  There were no excess tax benefits recognized during the three or nine month periods ended September 30, 2013 and 2012.  The Company’s APIC pool totaled approximately $111,000 at September 30, 2013 and December 31, 2012.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from the exercise of stock options were approximately $63,000 and $30,000 for the nine months ended September 30, 2013 and 2012, respectively.

The fair value of options granted during the nine months ended September 30, 2013 and 2012 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Dividend yield	0%	0%
Expected volatility	43.9%	41.8%
Expected life of option	Five Years	Five Years
Risk-free interest rate	0.7%	0.8%
Fair value of each option on grant date	$4.72	$2.73

There were 4,250 and 750 options granted during the nine months ended September 30, 2013 and 2012, respectively.

Stock option activity during the nine months ended September 30, 2013 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	21,362	$6.72
Granted	4,250	12.56
Exercised	(10,361)	6.13
Expired and forfeited	(500)	12.56
Outstanding at September 30, 2013	14,751	8.62
Exercisable at September 30, 2013	7,499	7.10

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2013 was approximately $79,000 and $52,000, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.                                      Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Micro-Machining.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  Micro-Machining provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micro-Machining or DTX.  In previous periods, the segment designated as Other included both Micro-Machining and DTX.  Beginning in the third quarter of 2013, the Company began to report DTX and Micro-Machining as separate segments.  The accounting policies applied to determine the segment information are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2013:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$1,881,210	$1,310,281	$874,442	$104,339	$46,853	$—	$4,217,125
Cost of goods sold	1,048,869	967,923	414,656	20,774	123,335	—	2,575,557
Gross profit (loss)	832,341	342,358	459,786	83,565	(76,482)	—	1,641,568
Selling general and adminstrative*	305,297	127,346	234,096	128,968	106,974	427,518	1,330,199
Research and development*	—	—	—	—	—	149,864	149,864
Income (loss) from operations	$527,044	$215,012	$225,690	$(45,403)	$(183,456)	$(577,382)	$161,505

For the three months ended September 30, 2012:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$1,782,944	$1,256,669	$958,399	$100,879	$132,344	$—	$4,231,235
Cost of goods sold	1,009,697	920,397	426,750	9,928	111,586	—	2,478,358
Gross profit	773,247	336,272	531,649	90,951	20,758	—	1,752,877
Selling general and adminstrative*	283,567	141,599	284,113	144,333	69,101	350,573	1,273,286
Research and development*	—	—	—	—	—	141,186	141,186
Income (loss) from operations	$489,680	$194,673	$247,536	$(53,382)	$(48,343)	$(491,759)	$338,405

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2013:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$5,401,082	$4,249,218	$2,641,047	$333,656	$269,139	$—	$12,894,142
Cost of goods sold	3,057,814	3,112,063	1,316,453	57,323	360,704	—	7,904,357
Gross profit (loss)	2,343,268	1,137,155	1,324,594	276,333	(91,565)	—	4,989,785
Selling general and adminstrative*	972,656	448,380	773,629	340,711	328,346	1,261,079	4,124,801
Research and development*	—	—	—	—	—	475,791	475,791
Income (loss) from operations	$1,370,612	$688,775	$550,965	$(64,378)	$(419,911)	$(1,736,870)	$389,193

For the nine months ended September 30, 2012:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$5,242,685	$4,125,540	$2,675,982	$347,747	$395,985	$—	$12,787,939
Cost of goods sold	2,978,651	3,056,401	1,256,245	103,366	331,553	—	7,726,216
Gross profit	2,264,034	1,069,139	1,419,737	244,381	64,432	—	5,061,723
Selling general and adminstrative*	882,977	464,705	881,276	374,888	234,568	1,146,440	3,984,854
Research and development*	—	—	—	—	—	470,165	470,165
Income (loss) from operations	$1,381,057	$604,434	$538,461	$(130,507)	$(170,136)	$(1,616,605)	$606,704

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of September 30, 2013 and December 31, 2012 were as follows:

	Sep 30, 2013	Dec 31, 2012

Domestic	$922,029	$928,698
Export	649,256	708,933
IKONICS Imaging	252,229	272,346
DTX	45,666	117,552
Micro-Machining	27,477	57,122
Unallocated	3,057	(24,339)

Total	$1,899,714	$2,060,312

7.                                      Self-Funded Medical Insurance

The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $45,000 as of September 30, 2013 and $54,000 as of December 31, 2012 and is included within other accrued expenses in the consolidated balance sheets.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of September 30, 2013 and 2012, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2013, the nine months ended September 30, 2013 and the same periods of 2012.  It should be read in connection with the Company’s unaudited financial statements and notes thereto included in this Form 10-Q and the Company’s audited financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s 2012 Annual Report on Form 10-K.

Factors that May Affect Future Results

•                  The Company’s expectation that its effective tax rate will be 28% of pretax income for the remainder of 2013 compared to its effective tax rate of 19% recorded in the first nine months of 2013—The effective tax rate for the final three months of 2013 may be affected by changes in federal and state tax law, unanticipated changes in the Company’s financial position or the Company’s operating activities and/or management decisions could increase or decrease its effective tax rate.

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

Income Taxes.  At September 30, 2013, the Company had net current deferred tax assets of $142,000 and net noncurrent deferred tax liabilities of $431,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves.  In connection with the recording of an impairment charge that occurred prior to 2012 related to an investment in a non-marketable equity security, the Company has recorded a deferred tax asset and corresponding full valuation allowance in the amount of $323,000 as it is more likely than not that this asset will not be realized.  The fully reserved $323,000 deferred tax asset related to the capital loss can be carried forward one more year and must be offset by a capital gain.  The Company has determined that it is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes.  At September 30, 2013 the Company had no reserves for uncertain tax positions.

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

Self-Funded Medical Insurance.  The Company has a self-funded medical insurance plan and utilizes an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $45,000 as of September 30, 2013 and is included within other accrued expenses in the consolidated balance sheets.

Results of Operations

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Sales.  The Company realized a 0.3% sales decrease during the third quarter of 2013 with sales of $4.2 million, compared to $4.2 million in sales during the same period in 2012.  The third quarter decrease is due to an $85,000 Micro-Machining sales decrease as both mask and machining sales were down for the quarter.  The drop in mask sales is related to the loss of a large customer.  Lower film and equipment sales resulted in an $84,000 IKONICS Imaging sales decrease.  Third quarter 2012 IKONICS Imaging sales were favorably impacted by a large initial stocking order for a new customer.  These sales decreases were partially offset by a 5.5%, or $98,000, Domestic sales increase as Domestic experienced improved sales across all product lines and a 4.3%, or $54,000, Export sales increase related to stronger Latin American sales.  DTX also realized a 3.4% consumable sales increase.

Gross Profit.  Gross profit was $1.6 million, or 38.9% of sales, in the third quarter of 2013 compared to $1.8 million, or 41.4% of sales, for the same period in 2012.  Gross margins were unfavorably impacted by an increase in Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities and a decrease in sales volume as a large portion of Micro-Machining production costs are fixed.  Additionally, the IKONICS Imaging gross profit decreased from 55.5% in the third quarter of 2012 to 52.6% due to a decrease in higher margin film sales.  Export’s margin also decreased from 26.8% in third quarter of 2012 to 26.1% in the third quarter of 2013.  The lower gross margins were partially offset by an improved Domestic gross margins related to a more favorable sales mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 31.5% of sales, in the third quarter of 2013, compared to $1.3 million, or 30.1% of sales, for the same period in 2012.  The slight increase in selling, general and administrative expenses reflects higher selling and promotional expenses to support sales initiatives in the Domestic screen markets and increased Micro-Machining personnel costs related to improving and implementing new technologies.  These increases have been partially offset by lower IKONICS Imaging and DTX selling expenses due to lower personnel costs.

Research and Development Expenses.  Research and development expenses during the third quarter of 2013 were $150,000, or 3.6% of sales, versus $141,000, or 3.3% of sales, for the same period in 2012 due to increased staffing costs.

Interest Income. The Company earned $1,400 of interest income in the third quarter of 2013 compared to $2,600 of interest income in the third quarter of 2012.  The interest earned in the third quarter of 2013 and 2012 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with original maturities ranging from three to twelve months.

Income Taxes.  For the third quarter of 2013, the Company realized income tax expense of $47,000, or an effective rate of 28.7%, versus $113,000, or an effective rate of 33.1% for the third quarter of 2012.  The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, research and development credits, and state income taxes.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Sales.  The Company’s sales increased 0.8% during the first nine months of 2013 to a record $12.9 million versus sales of $12.8 million during the first nine months of 2012.  Export realized a 3.0% sales increase due to stronger sales to Asia which were partially offset by weaker sales to both Europe and Latin America.  Additionally, Domestic posted a 3.0% sales increase for the first nine months of 2013 mainly due to both strong chemical and emulsion sales.  These sales increases were partially offset by a 32% Micro-Machining sales decrease related to lower mask sales and a 1.3% IKONICS Imaging sales decrease.  The IKONICS Imaging sales decrease is due to drop in both mask and film sales.  The 4.1% nine month sales decrease in the DTX segment is related to the 2012 sale of a DTX printer.  A DTX printer was not sold in the first nine months of 2013, however, increased DTX consumable sales partially offset the printer sales variance.  The Company anticipates that most future DTX printer sales will be made directly by its strategic printer manufacturing partners and not the Company

Gross Profit.  Gross profit for the first nine months of 2013 was $5.0 million, or 38.7% of sales, compared to $5.1 million, or 39.6% of sales, for the same period in 2012.  Gross margins were unfavorably impacted by an increase in Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities and a decrease in sales volume as a large portion of Micro-Machining production costs are fixed.

IKONICS Imaging gross margins for the first nine months of 2013 were also negatively impacted by a decrease in higher margin mask sales.  These gross margin decreases were offset by a more favorable DTX and Export sales mix while Domestic margins for the first nine months of 2013 were similar to the first nine months of 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.1 million, or 32.0% of sales, in the first nine months of 2013 compared to $4.0 million, or 31.2% of sales, for the same period in 2012.  The increase in selling, general and administrative expenses reflects higher selling and promotional expenses to support sales initiatives in the Domestic screen markets and increased personnel costs for Micro-Machining related to improving and implementing new technologies.  These increases have been partially offset by lower IKONICS Imaging and DTX selling expenses due to lower personnel costs.

Research and Development Expenses.  Research and development expenses during the first nine months of 2013 were $476,000, or 3.7% of sales, versus $470,000, or 3.7% of sales, for the same period in 2012.  The cost increase is related to higher personnel, supply and depreciation expenses.  Research and development expense in the first nine months of 2012 was unfavorably impacted by a $22,000 abandonment of patent applications.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.  There were no expenses related to the abandonment of patent application costs in the first nine months of 2013.

Interest Income.  The Company earned $5,300 of interest income during the first nine months of 2013 compared to $9,400 of interest income for the same period in 2012.  The interest earned in the first nine months of 2013 and 2012 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with maturities ranging from three to twelve months.

Income Taxes.  For the first nine months of 2013, the Company realized income tax expense of $73,000, or an effective rate of 18.5%, compared to income tax expense of $207,000, or an effective rate of 33.6%, for the same period in 2012.  The Company’s income tax expense for the first nine months of 2013 was favorably impacted by 2012 tax law changes related to research and development credits and depreciation.  These tax law changes were implemented in the first quarter of 2013 and were not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefits from these 2012 tax law changes were recognized in the first quarter of 2013.  The Company expects that for the remainder of 2013, it will record the provision for income taxes at an effective tax rate of 28%, as it recognizes benefits from the domestic manufacturing deduction, research and development credits, and state income taxes.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1,179,000 and $968,000 at September 30, 2013 and December 31, 2012, respectively.  Operating activities provided $1,151,000 in cash to the Company during the first nine months of 2013 compared to $567,000 of cash provided by operating activities during the same period in 2012.  Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2013, trade receivables decreased by $161,000.  The decrease in receivables was driven by improved collections.  Inventories decreased by $163,000 due to lower finished good inventory levels.  Prepaid expenses and other assets increased $11,000 reflecting the timing of prepaid insurance premiums.  Accounts payable increased $66,000 due to of the timing of payments to vendors.  Accrued expenses increased $83,000, reflecting the timing of compensation payments.  Income taxes receivable increased $92,000 and income taxes payable decreased $69,000 due to the timing of estimated tax payments compared to the calculated 2013 tax liability.

During the first nine months of 2012, inventories increased by $340,000 due to increased raw material purchases.  The higher raw material purchases are due to the Company’s efforts to take advantage of volume discounts and to protect against future price increases.  The trade receivables increase of $87,000 was related to slightly slower collections.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Deposits, prepaid expenses and other assets increased $87,000, due to deposits related to sales and marketing initiatives and insurance premiums paid in advance of the third quarter of 2012.  Accounts payable decreased $43,000 due to of the timing of payments.  Income taxes receivable decreased $59,000 and income taxes payable increased $90,000 due to the timing of estimated 2012 tax payments compared to the calculated 2012 tax liability. Accrued expenses increased $127,000, reflecting the timing of compensation payments and accrued medical expenses.

During the first nine months of 2013, cash used from investing activities was $1,003,000.  Ten certificates of deposit totaling $1,443,000 matured during the first nine months of 2013 while the Company invested in twelve certificates of deposits totaling $1,815,000 in the same period.  Additionally, the Company realized $25,000 from the disposal of a vehicle.  The Company’s purchases of equipment for the first nine months of 2013 were $586,000.  These purchases include equipment to improve Micro-Machining capabilities along with upgrades to research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging in addition to a vehicle for sales personnel.  Also during the first nine months of 2013, the Company incurred $69,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

During the first nine months of 2013, the Company received $63,000 from financing activities from the issuance of 10,361 shares of common stock from the exercise of stock options compared to $30,000 the Company received from the issuance of 5,700 shares of common stock from the exercise of stock options in the first nine months of 2012.

A bank line of credit exists providing for borrowings of up to $1,250,000 through May 31, 2015 if not renewed.  Outstanding debt under this line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2013 and there were no borrowings outstanding as of September 30, 2013.  The line of credit was also not utilized during the first nine months of 2012, and there were no borrowings outstanding under this line as of September 30, 2012.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first nine months of 2013, the Company had $586,000 in capital expenditures.  These purchases include equipment to improve Micro-Machining capabilities along with upgrades to research and development equipment and facilities, including improvements to both DTX equipment, and equipment and facilities related to screen printing and IKONICS Imaging, in addition to a vehicle for sales personnel.  Plans for capital expenditures include additional manufacturing equipment upgrades and a vehicle for a sales person.  These commitments are expected to be funded with cash generated from operating activities and cash on hand.

International Activity

The Company markets its products to numerous customers located in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 33% of total sales during the first nine months of 2013 and 32% during the first nine months of 2012.  Higher volumes in Asia positively impacted 2013 first nine months sales volumes as compared to lower volumes in Europe and Latin America.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world and the majority of international sales are conducted in U.S. dollars. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2013.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2013 or 2012.

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

The Company is also continuing to make progress on its DTX business initiatives.  In addition to its growing inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping. The Company is currently working with its DTX customers on training, production optimization, and product improvements.  The Company has been awarded European, Japanese and United States patents on its DTX technologies.

Domestically, both the Domestic Chromaline Screen Print Product and the IKONICS Imaging units remain profitable mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and be profitable.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

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

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013:

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

IKONICS CORPORATION

DATE: November 14, 2013	By:	/s/ Jon Gerlach
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