Form 10-K
period 2013-12-31
IKONICS CORP
filed 2014-03-05
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $14,554,296 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 2,012,170 issued and outstanding as of February 23, 2014.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions or statements of intention subject to risks and uncertainties and actual events or results could differ materially from those projected.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in Annual Report on Form 10-K. Factors that could cause actual results to differ include the risks, uncertainties and other matters set forth below under the caption “Risk Factors” and the matters set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s traditional business has been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing and awards and recognition industries.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide

primarily through distributors.   In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Micro-Machining business unit, which uses the Company’s proprietary and patent applied for process and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for Micro-Machining is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by strategic partners.  In 2010, a first generation DTX printer was delivered and subsequently sold to a customer beta site. In January 2012, a second generation printer was sold to a North American mold maker.  Due to technical issues, no printers were placed in 2013.   The Company’s business plan is to sell consumable fluids and transfer films.  For most markets these sales are direct to the mold maker.  The DTX technology is being expanded to prototyping and 3D printing where the Company’s technology offers a unique combination of high definition and large format prints.

Products

The Company has four primary technology platforms: Ultraviolet (UV) chemistry, film coating and construction, technical abrasive etching, and industrial inkjet printing. The Company’s traditional products and new initiatives are based on these platforms and their combinations. The Company’s Chromaline branded products for the screen printing industry and Ikonics Imaging products for the awards and recognition market are based on UV chemistry and film coating and construction capabilities; the Micro-Machining offering is a combination of UV chemistry, film coating and construction and technical abrasive etching capabilities; DTX is a combination of UV chemistry, film coating and construction, and industrial inkjet printing.  There is overlap and synergy in the market between the Domestic, Ikonics Imaging, Micro-Machining and DTX product offerings, and the Company offers ancillary products, including equipment to provide customers with a total solution.  The Company considers this combination of core technologies and product offerings to be unique.

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

The Company has a diverse customer base both domestically and abroad and does not depend on one or a few customers for a material portion of its revenues.  In 2013 and 2012, no one customer accounted for more than 10% of net sales.

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

Research and Development and Intellectual Property

The Company spent 3.7% of sales ($649,000) on research and development in 2013 and 3.6% of sales ($630,000) in 2012.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacture of screen print stencils, photoresists for abrasive etching and ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.   Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

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

Employees

As of February 23, 2014, the Company had approximately 75 full-time employees, 70 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and Micro-Machining initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance, which would adversely affect the Company’s results of operation, financial condition and prospects.

The Company’s DTX and Micro-Machining initiatives involve new and unproven technologies that might never achieve market acceptance.  During 2012 and 2013, the Company generated operating losses in both its DTX and Micro-Machining segments.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

•                  the Company’s ability to successfully develop its technologies and products to include the capabilities the Company intends;

•                  the Company’s ability to accurately assess the functions and features customers desire;

•                  the perceived effectiveness and price of the Company’s products compared to alternative products and technologies;

•                  the development of new products and technologies by current competitors or new competitors that might enter the Company’s markets; and

•                  the strength of the Company’s marketing and distribution functions.

If new products that the Company develops do not have the capabilities the Company expects or fail to achieve an adequate level of acceptance by customers for any reason, then the Company’s Micro-Machining and DTX business units could fail to generate the revenues the Company expects and may not become profitable or sustain profitability.

If the Company’s new products and technologies do not achieve market acceptance, the Company will not realize a return on its investments in its new business initiatives.

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its Micro-Machining and DTX business units.  The Company spent 3.7% of sales, or $649,000, on research and development in 2013, and 3.6% of sales, or $630,000, in 2012.  A substantial portion of these investments was in the Company’s Micro-Machining and DTX initiatives.  The Company plans to continue to invest significant resources in research and development on these initiatives in the foreseeable future.  The Company believes successful execution of these initiatives is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues in these business units, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

Adverse changes to global economic conditions generally, and to the aerospace and automotive industries in particular, may harm the Company’s business.

The prospects for economic growth in the United States and other countries remain uncertain and major economies where the Company conducts business could continue or return to recessionary conditions.  Economic concerns and issues such as reduced access to capital for businesses may cause the Company’s customers to delay or reduce purchases of the Company’s products.  Given the continued uncertainty concerning the global economy, the Company also faces risks that may arise from financial difficulties experienced by suppliers and customers, such as an inability to collect receivables or the continued operation of suppliers.

The Company’s Micro-Machining segment focuses primarily on customers in the aerospace industry, and its DTX segment focuses primarily on customers in the automotive industry.  The aerospace and automotive industries have experienced volatility in recent years in a manner similar to or greater than the global economy generally.  If either or both these industries experiences difficulties that reduce demand for their products generally, the Company’s results of operations, financial condition and prospects would suffer.

The Company faces risks related to sales to government subcontractors, including potential delays or cancellations of planned sales and additional regulatory compliance costs and obligations.

The Company’s customers for its Micro-Machining business unit manufacture aerospace products, and the Company derives a portion of its revenue as a subcontractor to general contractors working for the U.S. government.  As a government subcontractor, demand and payment for the Company’s products may be adversely affected by public sector budgetary cycles or funding authorizations.  Any cancellation or delay of product orders would adversely affect the Company’s operating results and financial condition.

In addition, government subcontractors are subject to oversight, including special rules on accounting, expenses, reviews and security.  This additional oversight could increase the Company’s compliance costs and creates risk of a failure to comply with applicable rules and regulations.  A failure to comply with these rules and regulations could result in termination of contracts, fines and suspensions, debarment from future government business or other penalties, any of which could adversely affect the Company’s business.

The Company faces significant competition and expects to face increasing competition in many aspects of its businesses, which could cause operating results to suffer.

The Company operates in highly competitive industries that experience rapid technological and market developments, changes in customer needs, and frequent product introductions and improvements, particularly with respect to the Micro-Machining and DTX businesses.  If the Company is unable to anticipate and respond to these developments, its products or technologies could become uncompetitive or obsolete.  Many of the Company’s competitors in the Micro-Machining and DTX fields are larger and better capitalized than the Company with longer operating histories.  These advantages could allow the Company’s competitors to invest more in research and development and sales and marketing than the Company, which could make the competitive products more attractive or better known to consumers than the Company’s products.  In addition, because there is rapid technological change in fields in which the Company operates, the Company could face competition from new sources in the future that customers find more attractive.

The Company also could face increased competition in its traditional Chromaline Screen Print and IKONICS Imaging units.  Capital costs for machinery necessary to operate in these industries have decreased in recent years, increasing the possibility that the Company will face new competitors.  An increase in the amount of competition the Company faces, or a loss of competitiveness in any of the Company’s business units for any reason, could adversely affect its revenues and gross margins.

The Company’s failure to comply with environmental laws and regulations could harm its business and results of operations.

The manufacturing of the Company’s products requires the use of hazardous materials that are subject to a broad array of environmental laws and regulations.  The Company’s failure to comply with these laws or regulations could result in:

•                  regulatory penalties, fines and legal liabilities;

•                  suspension of production;

•                  alteration of manufacturing processes; and

•                  restrictions on the Company’s operations or sales.

The Company’s failure to manage the use, transportation, emissions, discharge, storage, recycling or disposal of hazardous materials could lead to increased costs or future liabilities.  Environmental laws and regulations also could require the Company to acquire pollution abatement or remediation equipment, modify product designs or incur other expenses.

Third parties may claim the Company infringes their intellectual property rights, which could harm the Company’s business.

The Company may face claims that it infringes other parties’ intellectual rights.  Regardless of a claim’s merit, claims that the Company’s products or processes infringe the intellectual property rights of others could cause the Company to incur large costs to respond to, defend, and resolve the claims, and they may divert the efforts and attention of management and technical personnel.  As a result of any intellectual property rights infringement claims, the Company could be required to:

•                  pay infringement claims;

•                  stop manufacturing, using, or selling products or technology subject to infringement claims;

•                  develop other products or technology not subject to infringement claims, which could be time-consuming, costly or impossible; or

•                  license technology from the party claiming infringement, which license may not be available on commercially reasonable terms or at all.

These actions could harm the Company’s competitive position, result in additional expenses, or require the Company to impair its assets.  If the Company alters or stops production of affected items, its revenue could be harmed.

The Company may be unable to enforce or protect its intellectual property rights, which may harm its ability to compete and may harm its business.

The Company’s ability to enforce its patents, trademarks and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of the Company’s intellectual property rights in various countries.  If the Company seeks to enforce its rights, it could become subject to claims that its intellectual property rights are invalid, not enforceable, or licensed to the opposing party.  The Company’s assertion of intellectual property rights also could result in the other party seeking to assert claims against the Company, which could harm the Company’s business.  The Company’s inability to enforce its intellectual property rights for any reason could harm its competitive position and business.

If the Company is unable to protect the confidentiality of its proprietary information and know-how, the value of its technology could be adversely affected.

In addition to patented technology, the Company relies on unpatented proprietary technology, trade secrets, processes and know-how.  The Company generally seeks to protect this information by confidentiality agreements with employees, consultants, advisors and third parties.  These agreements may be breached, and the Company may not have adequate remedies for any such breach.  In addition, the Company’s trade secrets may otherwise become known or be independently developed by competitors.  To the extent that the Company’s employees, consultants or contractors use intellectual property owned by others in their work for the Company, disputes may arise as to the rights in related or resulting know-how and inventions.

The Company operates a global business that exposes it to additional risks.

The Company operates throughout the world, including in the United States, Europe and China.  These international operations create a variety of risks and uncertainties, including:

•                  rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics,

•                  fluctuations in foreign currency exchange rates;

•                  compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 (the “FCPA”), as amended;

•                  different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;

•                  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•                  protectionist laws and business practices that favor local producers; and

•                  potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings.

The occurrence of any one of these risks could negatively affect the Company’s international business and, consequently, its results of operations generally.

The Company faces risks related to sales through distributors and other third parties.

During 2013, approximately 72% of the Company’s sales, including nearly all sales of its Chromaline products and nearly all of its International sales, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

Increases in prices and declines in the availability of raw materials could negatively impact the Company’s financial results.

Raw materials needed to manufacture products are obtained from a limited number of suppliers and many of the raw materials are petroleum-based.  Under normal market conditions, these raw materials are generally available on the open market from a variety of producers.  While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials.  The substitution of key raw materials could require the Company to identify new supply sources, or reformulate and retest products or processes.  From time to time, the prices and availability of these raw materials may fluctuate, which could impair the Company’s ability to procure necessary materials, or increase the cost of manufacturing products.  If the prices of raw materials increase in a short period of time, the Company may be unable to pass these increases on to its customers in a timely manner or at all, which could reduce its gross margins.  Like most companies in the Company’s industries, the Company does not have long-term supply contracts for most of its key raw materials, which exacerbates the foregoing risks to the Company.

If any of the Company’s present single or limited source suppliers become unavailable or inadequate, its customer relationships, results of operations and financial condition may be adversely affected.

The Company acquires certain of its materials that are critical to its operations from a limited number of third parties.  Should any of the Company’s current single or limited source suppliers become unavailable or inadequate, or impose terms unacceptable to the Company such as increased pricing terms, the Company could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on acceptable terms or at all.  If the Company is unable to find a suitable supplier for a particular material, it could be required to modify its existing business processes or offerings to accommodate the situation.  As a result, the loss of a single or limited source supplier could adversely affect the Company’s relationship with its customers and its results of operations and financial condition.

The Company depends on two manufacturers to make and sell DTX printers. If the manufacturers ceased to make or sell DTX printers, or failed to meet quality standards, the Company’s financial results and prospects would be adversely affected.

The Company relies on two companies to manufacture and sell DTX printers.  If the manufacturers ceased to produce or devote resources to selling DTX printers, due to a change in company strategy, to focus on alternative initiatives, or for any other reason, the Company would need to find an alternative manufacturer and seller of DTX printers.  Finding an alternative manufacturer and seller of DTX printers could result in additional costs and delays in growing the Company’s DTX business unit, which would adversely affect the Company’s financial results and prospects.

In addition, if these manufacturers failed to produce DTX printers that satisfy the Company’s quality standards, the Company’s reputation with end users could be harmed and the Company could be forced to find a new manufacturer.  Either of these results also would harm the Company’s business and prospects.

The inability to attract and retain qualified personnel could adversely impact the Company’s business.

Sustaining and growing the Company’s business depends on the recruitment, development and retention of qualified employees, including management and research and development personnel.  The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect the Company’s operations.

An active trading market for the Company’s shares of common stock may not develop.

The Company’s common stock has been listed for trading on the Nasdaq Capital Market since 1999 and persistently has experienced limited trading volume.  There can be no assurance that an active public market for the Company’s shares will develop or be sustained.  The lack of an active trading market could adversely affect the price and liquidity of the Company’s common stock.

The Company’s directors and officers own a large percentage of the Company’s common stock, which may allow them to collectively exert significant influence over substantially all matters requiring shareholder approval.

As of December 31, 2013, the Company’s directors and officers collectively beneficially owned approximately 35.23% of its common stock outstanding as of that date.   As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

The price of the Company’s common stock may fluctuate significantly.

The price of the Company’s common stock has, and could continue to, fluctuate substantially in a short period of time.  The price of the Company’s common stock could vary for many reasons, including the following:

•                  future announcements concerning the Company or its competitors;

•                  introduction of new products by the Company or its competitors, or the failure of the Company’s new products to meet expectations;

•                  the commencement of, or developments to, litigation involving the Company;

•                  quarterly variations in operating results, which the Company has experienced in the past and expects to experience in the future;

•                  business acquisitions or divestitures; or

•                  changes to the global economy in general, and the aerospace and automotive markets in particular.

In addition, stock markets in general have experienced price and volume fluctuations in recent years, fluctuations that sometimes have been unrelated to the operating performance of the affected companies.  These broad market fluctuations may adversely affect the market price of the Company’s common stock.  The market price of the Company’s common stock could decline below its current price and the market price of the Company’s shares may fluctuate significantly in the future.  These fluctuations may be unrelated to the Company’s performance.

The Company’s operating results and financial condition may fluctuate on a quarterly and annual basis.

The Company’s operating results and financial condition may fluctuate from quarter to quarter and year to year, and could vary due to a number of factors, some of which are outside of the Company’s control.  In addition, the Company’s actual or projected operating results may fail to match its past performance.  The Company’s operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•                  the failure of the Company’s new products to meet expectations;

•                  changes to the costs of raw materials, especially petroleum-based materials;

•                  the entry of new competitors into the Company’s markets whether by established companies or by new companies;

•                  the geographic distribution of the Company’s sales;

•                  changes in customer preferences or needs;

•                  changes in the amount that the Company invests to develop or acquire new technologies;

•                  delays between the Company’s expenditures to develop new technologies and products and the generation of sales related thereto;

•                  changes in the Company’s pricing policies or those of its competitors;

•                  changes in accounting rules and tax and other laws; and

•                  general economic and industry conditions that affect customer demand and product development trends.

Due to all of the foregoing factors and the other risks discussed in this “Risk Factors” section, you should not rely on quarter-to-quarter or year-to-year comparisons of the Company’s operating results as an indicator of future performance.

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an 11 acre property with a 35,000 square foot manufacturing and warehouse facility. In addition to warehousing and shipping functions, the facility accommodates the Company’s Micro-Machining business along with some manufacturing activities.   The Company also leases 3,000 square feet of warehouse space at one location in Duluth.  The lease term on this facility ends on December 31, 2014.

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

	High	Low

Fiscal Year Ended December 31, 2013:
First Quarter	$13.74	$7.92
Second Quarter	17.99	12.00
Third Quarter	18.98	16.06
Fourth Quarter	19.45	14.25

Fiscal Year Ended December 31, 2012:
First Quarter	$9.10	$7.03
Second Quarter	9.35	7.54
Third Quarter	9.45	7.70
Fourth Quarter	9.39	7.75

As of February 23, 2014, the Company had approximately 596 shareholders.  Declaration and payment of dividends is within the sole discretion of the Company’s board of directors.  During the fourth quarter of 2012, the Company declared a one-time special cash dividend of $1.00 per share, paid on December 31, 2012, amounting to $1,998,475.  This was the first and only cash dividend paid in the Company’s history.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2013 and 2012 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2013 and 2012, included herein.

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

Self-Funded Medical Insurance.  Beginning in January 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $55,000 as of December 31, 2013 and is included within other accrued liabilities in the consolidated balance sheet.

Income Taxes.  At December 31, 2013, the Company had net current deferred tax assets of $150,000 and net noncurrent deferred tax liabilities of $527,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. At December 31, 2013, the Company recorded a valuation allowance of $326,000, of which $17,000 is related to a Minnesota research and development credit and $309,000 pertains to a U.S. federal capital loss carryovers. The Company believes it is more likely than not that these deferred tax assets will not be utilized in future years. The capital loss carryover is from recording an impairment charge that occurred in 2009, it can be carried forward one year and must be offset by a capital gain.  The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes.  At December 31, 2013 and 2012, the Company had no reserves for uncertain tax positions.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Sales.  The Company’s net sales increased 1.0% in 2013 to a record $17.5 million compared to net sales of $17.3 million in 2012.  Domestic realized a 2.0% sales increase as sales grew from $7.1 million in 2012 to $7.3 million in 2013, as both chemical and emulsion sales were stronger in 2013 due to improved distribution in the central region of the United States.  Improved film distribution in Asia also resulted in a 2.1% increase in Export sales versus 2012.  IKONICS Imaging realized a 3.4% sale increase in 2013 as equipment sales improved.  The equipment sales increase is partially related to the introduction of new equipment.  Partially offsetting these increases was a 29.8% decrease in Micro-Machining mask sales related to the loss of a large customer.  The 13.4% DTX sales decrease is related to the 2012 sale of a DTX printer.  There was no sale of a DTX printer in 2013 and the Company anticipates that most future DTX printer sales will be made directly by its strategic printer manufacturing partner and not the Company.

Gross Profit.  Gross profit in 2013 was $6.9 million, or 39.7% of sales, compared to $6.9 million, or 40.1% of sales in 2012.  Gross margins were unfavorably impacted by an increase in Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities and a decrease in sales volume as a large portion of Micro-Machining production costs are fixed, dropping Micro-Machining gross margins from 5.3% in 2012 to negative 54.5% in 2013.  IKONICS Imaging gross margins decreased from 54.0% in 2012 to 52.3% in  2013 as higher margin mask sales decreased while lower margin equipment sales increased.  These gross margin decreases were offset by an increase in DTX gross margins from 74.8% in 2012 to 82.7% in 2013 and an increase in Export gross margins from 26.8% in 2012 to 28.1% in 2013 as both divisions realized a more favorable sales mix. Increased volumes helped to improve Domestic margins to 44.1% in 2013 from 43.3% in 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.4 million, or 30.7% of sales, in 2013 compared to $5.3 million, or 30.5% of sales, in 2012.  The increase in selling, general and administrative expenses reflects increased personnel and travel costs for Micro-Machining related to improving, implementing and promoting its new technologies and higher selling and promotional expenses for Domestic to support sales initiatives in the Domestic screen markets.  These increases have been partially offset by a decrease in IKONICS Imaging selling expenses resulting from lower staffing levels.

Research and Development Expenses.  Research and development expenses in 2013 were $649,000, or 3.7% of sales, versus $630,000, or 3.6% of sales, in 2012.  The cost increase is related to higher personnel and supply expenses.  Research and development expense in 2012 was impacted by a $23,000 abandonment of patent applications.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.  There were no expenses related to the abandonment of patent application costs in 2013.

Interest Income. The Company earned $7,000 of interest income in 2013 compared to $12,000 in 2012.  The interest earned in 2013 and 2012 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with original maturities ranging from 6 to 12 months.

Income Taxes. During 2013, the Company realized income tax expense of $245,000, or an effective rate of 26.4%, compared to income tax expense of $351,000, or an effective rate of 33.6%, for the same period in 2012.  The Company’s income tax expense and effective rate in 2013 was favorably impacted by 2012 tax law changes related to research and development credits.  Since the tax law changes reinstating the credit were enacted in the first quarter of 2013, the resulting tax benefit was not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefit was recognized in 2013.  The income tax provision for the 2013 and 2012 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, 2013 credits for research and development and other non-deductible items.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, research and development expenditures, and a one-time dividend distribution in 2012.

Cash and cash equivalents were $1,704,000 and $968,000 at December 31, 2013 and 2012, respectively.  In addition to its cash, the Company also held $1,465,000 of short term investments as of December 31, 2013 and $1,443,000 of short-term investments as of December 31, 2012.  The Company generated $1,467,000 in cash from operating activities during 2013, compared to generating $1,182,000 of cash from operating activities in 2012.  Cash provided by operating activities is primarily the result of the net income adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2013, inventories decreased by $124,000.  Lower raw material levels are related to the timing of purchases and efforts to tighten inventory volumes.  The $21,000 decrease in prepaid expenses and other assets is related to timing of insurance payments while trade receivables decreased by $9,000.  Accounts payable decreased $62,000 due to the timing of payments to and purchases from vendors while accrued liabilities decreased $5,000.  Income taxes payable decreased $62,000 and income tax receivable increased $16,000 due to the timing of estimated 2013 tax payments compared to the calculated 2013 tax liability.

During 2012, inventories increased by $444,000.  In addition to increased finished goods levels, part of the inventory increase is related to increased raw material purchases to take advantage of volume discounts and to protect against future price increases.  The trade receivables decrease of $121,000 is related to improved collections.  The $42,000 increase in prepaid expenses and other assets is related to the purchases of equipment utilized for sales promotion.  Accounts payable increased $44,000 due to the timing of payments to and purchases from vendors while accrued liabilities increased $58,000 due to the timing of the Company’s payroll and customer prepayments.  Income taxes payable increased $84,000 and the Company’s income tax receivable decreased $59,000 due to timing of estimated 2012 tax payments compared to the calculated 2012 tax liability

During 2013, investing activities used $820,000.  Purchases of property and equipment were $763,000.  The majority of these purchases were made to improve Micro-Machining capabilities.  Equipment purchases were also made to upgrade research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging.  The Company realized $36,000 in proceeds from the sale of two vehicles.  Also in 2013, the Company incurred $71,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $1,815,000 in twelve fully insured certificates of deposit during 2013.  Twelve certificates of deposit totaling $1,793,000 matured during 2013.

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

In 2013 and 2012, the Company received $89,000 from financing activities from the issuance of 13,695 and 13,888 shares, respectively, of common stock from the exercise of stock options.  In 2012, the Company also declared and paid a one-time special cash dividend of $1.00 per share.  The total dividend paid was $1,998,000.

A bank line of credit exists providing for borrowings of up to $1,250,000 through May 31, 2015.  The Company expects to obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2013 and 2012 and there were no borrowings outstanding as of December 31, 2013 and 2012.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

During 2013, the Company had $763,000 of capital expenditures.  The majority of these purchases were made to improve Micro-Machining capabilities.  Equipment purchases were also made to upgrade research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging in addition to a vehicle for sales personnel.

In 2012, the Company had $567,000 of capital expenditures.  Capital expenditures in 2012 were mainly for manufacturing equipment upgrades to increase capacity and improve product quality.  The Company also incurred expenditures related to mandatory elevator upgrades and the purchase of three vehicles.

The Company expects capital expenditures in 2014 of approximately $600,000.  The planned expenditures primarily will be for mandatory elevator upgrades, manufacturing equipment necessary for anticipated Micro-Machining aerospace business, other manufacturing equipment upgrades and vehicles for sale personnel.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in all regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2013 foreign sales of $5,642,000 were approximately 32.3% of total sales, compared to the 2012 foreign sales of $5,523,000, which were 31.9% of total sales.  The foreign sales increase in 2013 was primarily due to an increase in Asian sales from improved distribution.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2013.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2013 or 2012.

Future Outlook

IKONICS has spent on average approximately 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its DTX and Micro-Machining programs.  The Company plans to maintain its efforts in this area to expedite internal product development as well as to form technological alliances with outside experts to commercialize new product opportunities.

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

The Company is also continuing to make progress on its DTX business initiatives.  In addition to its growing inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping. The Company is currently working with its DTX customers on training, production optimization, and product improvements.  The Company has been awarded European, Japanese and United States patents on its DTX technologies.  The Company has modified its DTX technology to enter the market for prototyping and 3D printing.

Domestically, both the Domestic Chromaline Screen Print Product and its IKONICS Imaging units remain profitable mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements except for a one-year storage lease at $1,500 per month.

Recent Accounting Pronouncements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IKONICS Corporation

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 5, 2014

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS:	$1,704,300	$967,943
Cash and cash equivalents (Note 7)	1,464,878	1,442,939
Short-term investments
Trade receivables, less allowance of $62,000 in 2013 and $43,000 in 2012 (Notes 5, 7, and 8)	2,050,853	2,060,312
Inventories (Note 8)	2,554,942	2,678,864
Prepaid expenses and other assets	103,687	124,983
Income tax receivable	16,400	—
Deferred income taxes (Note 2)	150,000	142,000
Total current assets	8,045,060	7,417,041

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and buildings	6,123,890	6,063,965
Machinery and equipment	3,781,282	3,219,598
Office equipment	722,567	700,062
Vehicles	237,194	237,488
	10,864,933	10,221,113
Less accumulated depreciation	5,230,837	4,759,235
	5,634,096	5,461,878

INTANGIBLE ASSETS, less accumulated amortization of $535,421 in 2013 and $482,107 in 2012 (Note 3)	322,647	305,357
	$14,001,803	$13,184,276

See notes to financial statements.

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$532,294	$593,922
Accrued compensation	274,936	265,822
Other accrued liabilities	67,755	81,635
Income taxes payable	—	82,152
Total current liabilities	874,985	1,023,531

DEFERRED INCOME TAXES (Note 2)	527,000	366,000

Total liabilities	1,401,985	1,389,531

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares: issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares: issued and outstanding 2,012,170 shares in 2013 and 1,998,475 shares in 2012 (Note 6)	201,217	199,848
Additional paid-in capital	2,592,038	2,470,507
Retained earnings	9,806,563	9,124,390
Total stockholders’ equity	12,599,818	11,794,745
	$14,001,803	$13,184,276

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

NET SALES	$17,491,408	$17,312,407

COST OF GOODS SOLD	10,553,553	10,367,563

GROSS PROFIT	6,937,855	6,944,844

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES	5,368,400	5,282,187

RESEARCH AND DEVELOPMENT EXPENSES	649,325	629,776
	6,017,725	5,911,963

INCOME FROM OPERATIONS	920,130	1,032,881

INTEREST INCOME	7,043	12,050

INCOME BEFORE INCOME TAXES	927,173	1,044,931

FEDERAL AND STATE INCOME TAXES (Note 2)	245,000	351,000

NET INCOME	$682,173	$693,931

EARNINGS PER COMMON SHARE:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35

WEIGHTED AVERAGE COMMON SHARES:
Basic	2,006,843	1,988,066
Diluted	2,010,659	1,990,847

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2011	1,984,587	$198,459	$2,363,150	$10,428,934	$12,990,543

Net income	—	—	—	693,931	693,931
Exercise of stock options	13,888	1,389	87,639	—	89,028
Cash dividend paid	—	—	—	(1,998,475)	(1,998,475)
Tax benefit resulting from stock option exercises	—	—	1,900	—	1,900
Stock based compensation and related tax benefit	—	—	17,818	—	17,818

BALANCE AT DECEMBER 31, 2012	1,998,475	199,848	2,470,507	9,124,390	11,794,745

Net income	—	—	—	682,173	682,173
Exercise of stock options	13,695	1,369	88,029	—	89,398
Tax benefit resulting from stock option exercises	—	—	19,595	—	19,595
Stock based compensation and related tax benefit	—	—	13,907	—	13,907

BALANCE AT DECEMBER 31, 2013	2,012,170	$201,217	$2,592,038	$9,806,563	$12,599,818

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$682,173	$693,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	568,791	489,206
Amortization	53,314	54,653
Stock based compensation	13,907	17,818
Net gain on sale of vehicles and equipment exchange	(13,979)	(7,163)
Loss on intangible asset abandonment	—	23,122
Deferred income taxes	153,000	30,000
Changes in working capital components:
Trade receivables	9,459	120,635
Inventories	123,922	(444,030)
Prepaid expenses and other assets	21,296	(42,060)
Income tax refund receivable	(16,400)	59,322
Accounts payable	(61,628)	44,390
Accrued liabilities	(4,766)	58,074
Income taxes payable	(62,557)	84,052
Net cash provided by operating activities	1,466,532	1,181,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(762,537)	(566,519)
Proceeds from sale of equipment and vehicles	35,507	59,500
Purchases of intangibles	(70,604)	(56,770)
Purchases of short-term investments	(1,814,878)	(1,857,990)
Proceeds from sale of short-term investments	1,792,939	2,250,054
Net cash used in investing activities	(819,573)	(171,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividend paid	—	(1,998,475)
Proceeds from exercise of stock options	89,398	89,028
Net cash provided by (used in) financing activities	89,398	(1,909,447)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	736,357	(899,222)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	967,943	1,867,165

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,704,300	$967,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of refunds received of $13,026 and $61,650, respectively	$171,139	$177,626

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Foreign export sales approximated 32.3% of net sales in 2013 and 31.9% of net sales in 2012.  The Company’s trade receivables at December 31, 2013 and 2012 due from foreign customers were 32.5% and 34.4% of total trade receivables, respectively.  The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2013 or in 2012.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.  Subsequent events have been evaluated through March 5, 2014, the date the financial statements were issued.

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

Short-Term Investments - Short-term investments consist of fully insured certificates of deposit with original maturities ranging from six to twelve months as of December 31, 2013 and 2012, respectively.

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

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Income, Stockholders’ Equity and Cash Flows for 2013 and 2012.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,248,000 and $1,246,000 higher than reported at December 31, 2013 and 2012, respectively.  The major components of inventories are as follows:

	2013	2012

Raw materials	$1,952,398	$2,072,540
Work-in-progress	389,501	373,512
Finished goods	1,461,264	1,478,444
Reduction to LIFO cost	(1,248,221)	(1,245,632)

Total inventories	$2,554,942	$2,678,864

Depreciation - Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years

Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3

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

As of December 31, 2013, the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	14.3
Licenses	3.4
Non-compete agreements	1.5

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, trade receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturities of these instruments.

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

Self-Funded Medical Insurance - Beginning in January 2012, the Company moved from a fully insured to a self-funded medical insurance plan. The Company contracted with an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $55,000 as of December 31, 2013 and $54,000 as of December 31, 2012.  The liability related to self-funded medical insurance is included within other accrued liabilities in the balance sheet.

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

Shares used in the calculation of diluted EPS are summarized below:

	2013	2012

Weighted average common shares outstanding	2,006,843	1,988,066
Dilutive effect of stock options	3,816	2,781
Weighted average common and common equivalent shares outstanding	2,010,659	1,990,847

There were no anti-dilutive options at December 31, 2013 and 2012.

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

2.                           INCOME TAXES

Income tax expense for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012

Current:
Federal	$91,000	$319,000
State	1,000	2,000
	92,000	321,000
Deferred	153,000	30,000
	$245,000	$351,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 34% in 2013 and 35% in 2012 to income before taxes, is reconciled to income tax expense as follows:

	2013	2012

Expected provision for federal income taxes	$315,000	$365,700
State income taxes, net of federal benefit	16,000	(400)
Domestic manufacturers deduction	(20,000)	(31,800)
Non-deductible meals, entertainment, and life insurance	13,000	20,800
Prior year adjustments	(32,000)	—
Research and development credit	(45,000)	—
Other	(2,000)	(3,300)
	$245,000	$351,000

Net deferred tax liabilities consist of the following as of December 31, 2013 and 2012:

	2013	2012

Deferred tax assets:
Accrued vacation	$23,000	$25,000
Inventories reserve	105,000	101,000
Allowance for doubtful accounts	9,000	5,000
Allowance for sales returns	13,000	11,000
Capital loss carryforward	309,000	323,000
Research and development credit carryforward	17,000	—
Less valuation allowance	(326,000)	(323,000)
	150,000	142,000
Deferred tax liabilities:
Property and equipment and other assets	(468,000)	(324,000)
Intangible assets	(59,000)	(42,000)
Net deferred tax liabilities	$(377,000)	$(224,000)

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2013 and 2012 as follows:

	2013	2012

Current assets	$150,000	$142,000
Noncurrent liabilities	(527,000)	(366,000)

	$(377,000)	$(224,000)

At December 31, 2013 and 2012, the Company recorded a valuation allowance of $326,000 and $323,000, respectively, related to Minnesota research and development credit and U.S. Federal capital loss carryovers as the company believes it is more likely than not that the deferred tax assets will not be realized.  As of December 31, 2013, the capital loss can be carried forward one year and must be offset by a capital gain.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2013 and 2012, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2010, 2011, 2012 and 2013.

3.                           INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, licenses and covenants not to compete arising from business combinations.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.  The Company wrote off costs related to patent applications of $23,000 in 2012.  No other impairment adjustments to intangible assets were made during the years ended December 31, 2013 or 2012.

Intangible assets at December 31, 2013 and 2012 consist of the following:

	December 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$455,068	$(155,970)	$384,464	$(141,447)
Licenses	100,000	(86,459)	100,000	(83,334)
Non-compete agreements	303,000	(292,992)	303,000	(257,326)
	$858,068	$(535,421)	$787,464	$(482,107)

	2013	2012
Aggregate amortization expense:
For the years ended December 31	$53,314	$54,653

Estimated amortization expense for the years ending December 31:

2014	$25,000
2015	23,000
2016	20,000
2017	20,000
2018	18,000

In connection with the license agreements, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $19,000 of expense under these agreements during 2013, and $87,000 during 2012 which have been included in selling, general and administrative expenses in the Statements of Income.

4.                           RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2013 and 2012 was approximately $208,000 and $204,000, respectively.

5.                           SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Micro-Machining.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  Micro-Machining provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micro-Machining or DTX.  In previous periods, the segment designated as Other included both Micro-Machining and DTX.  Beginning in 2013, the Company began to report DTX and Micro-Machining as separate segments.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2013:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$7,260,934	$5,641,544	$3,836,762	$407,193	$344,975	$—	$17,491,408
Cost of goods sold	4,062,141	4,057,111	1,831,047	70,343	532,911	—	10,553,553
Gross profit (loss)	3,198,793	1,584,433	2,005,715	336,850	(187,936)	—	6,937,855
Selling general and adminstrative*	1,307,154	578,084	977,574	474,782	446,803	1,584,003	5,368,400
Research and development*	—	—	—	—	—	649,325	649,325
Income (loss) from operations	$1,891,639	$1,006,349	$1,028,141	$(137,932)	$(634,739)	$(2,233,328)	$920,130

For the year ended December 31, 2012:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$7,118,912	$5,523,177	$3,708,987	$470,205	$491,126	$—	$17,312,407
Cost of goods sold	4,036,339	4,042,689	1,705,054	118,349	465,132	—	10,367,563
Gross profit	3,082,573	1,480,488	2,003,933	351,856	25,994	—	6,944,844
Selling general and adminstrative*	1,226,107	607,453	1,099,812	493,631	314,803	1,540,381	5,282,187
Research and development*	—	—	—	—	—	629,776	629,776
Income (loss) from operations	$1,856,466	$873,035	$904,121	$(141,775)	$(288,809)	$(2,170,157)	$1,032,881

* The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2013 and December 31, 2012 were as follows:

	Dec 31, 2013	Dec 31, 2012

Domestic	$1,012,057	$928,698
Export	667,343	708,933
IKONICS Imaging	339,537	272,346
DTX	26,910	117,552
Micro-Machining	40,222	57,122
Unallocated	(35,216)	(24,339)

Total	$2,050,853	$2,060,312

6.                           STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 115,573 shares of common stock are reserved for additional grants of options under the plan at December 31, 2013.

Under the plan, the Company charged compensation cost of $13,907 and $17,818 against income in 2013 and 2012, respectively.

As of December 31, 2013, there was approximately $20,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were $89,398 for 2013 and $89,028 for 2012.

The fair value of options granted during 2013 and 2012 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2013	2012

Dividend yield	0%	0%
Expected volatility	43.9%	41.8%
Expected life of option	Five Years	Five Years
Risk-free interest rate	0.7%	0.8%
Fair value of each option on grant date	$4.72	$2.73

There were 4,250 options and 750 options granted during 2013 and 2012, respectively.

FASB ASC 718, Compensation — Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture experience and prospective actuarial analysis, estimated at 3%.

A summary of the status of the Company’s stock option plan as of December 31, 2013 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	21,362	$6.72
Granted	4,250	12.56
Exercised	(13,695)	6.53
Expired and forfeited	(500)	12.56
Outstanding at December 31, 2013	11,417	$8.87	2.67	$66,876
Vested or expected to vest at December 31, 2013	11,417	$8.87	2.67	$66,876
Exercisable at December 31, 2013	4,166	$6.57	1.24	$33,977

The weighted-average grant date fair value of options granted was $4.72 and $2.73 for the years ended December 31, 2013 and 2012, respectively.  The total intrinsic value of options exercised was $95,477 for the year ended December 31, 2013 and $32,650 for the year ended December 31, 2012.

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2013	Life (years)	Price	2013	Price

$ 5.00 - $5.99	1,500	0.31	$5.00	1,500	$5.00
$ 7.00 - $7.99	6,167	2.24	$7.56	2,666	$7.45
$12.00 - $13.00	3,750	4.31	$12.56	—	$—
	11,417	2.67	$8.87	4,166	$6.57

7.                           CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2013, the balance at each of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

8.                           LINE OF CREDIT

The Company has a $1,250,000 bank line of credit that provides for working capital financing.  This line of credit is subject to renewal on May 31, 2015, is collateralized by trade receivables and inventories, and bears interest at 2.5 percentage points over 30-day LIBOR.  There were no outstanding borrowings under this line of credit at December 31, 2013 and 2012.  There are no financial covenants related to the line of credit.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report of the effectiveness on the design and operation of our internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)                  The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i)             Report of McGladrey LLP, the independent registered public accounting firm of the Company

(ii)          Balance Sheets as of December 31, 2013 and 2012

(iii)       Statements of Income for the years ended December 31, 2013 and 2012

(iv)      Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012

(v)         Statements of Cash Flows for the years ended December 31, 2013 and 2012

(vi)      Notes to the Financial Statements

(b)                                 The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013:

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

10.2

Confidentiality Agreement, dated March 11, 2013, between the Company and Joseph R. Nerges. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 13, 2013 (File No. 000-25727)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2014.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2014.

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

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
4	Specimen of Common Stock Certificate	Incorporated by Reference
10.1	IKONICS Corporation 1995 Stock Incentive Plan, as amended	Incorporated by Reference
10.2	Confidentiality Agreement, dated March 11, 2013,
	between the Company and Joseph R. Nerges	Incorporated by Reference
14	Code of Ethics	Incorporated by Reference
23	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24	Powers of Attorney	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed Electronically