Form 10-Q
period 2014-03-31
IKONICS CORP
filed 2014-05-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,014,253 shares outstanding as of May 1, 2014.

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

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31	December 31
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,143,245	$1,704,300
Short-term investments	1,260,071	1,464,878
Trade receivables, less allowance of $46,000 in 2014 and $62,000 in 2013	2,213,073	2,050,853
Inventories	2,888,597	2,554,942
Prepaid expenses and other assets	162,391	103,687
Income taxes receivable	—	16,400
Deferred income taxes	150,000	150,000
Total current assets	8,817,377	8,045,060

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,123,890	6,123,890
Machinery and equipment	3,877,477	3,781,282
Office equipment	725,229	722,567
Vehicles	237,341	237,194
	10,963,937	10,864,933
Less accumulated depreciation	5,372,156	5,230,837
	5,591,781	5,634,096

INTANGIBLE ASSETS, less accumulated amortization of $179,586 in 2014 and $173,143 in 2013	332,852	322,647

	$14,742,010	$14,001,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$878,692	$532,294
Accrued compensation	327,943	274,936
Other accrued liabilities	102,099	67,755
Income taxes payable	77,601	—
Total current liabilities	1,386,335	874,985

DEFERRED INCOME TAXES	527,000	527,000

Total liabilities	1,913,335	1,401,985

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,014,253 shares in 2014 and 2,012,170 shares in 2013	201,425	201,217
Additional paid-in capital	2,615,772	2,592,038
Retained earnings	10,011,478	9,806,563
Total stockholders’ equity	12,828,675	12,599,818
	$14,742,010	$14,001,803

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2014	2013

NET SALES	$4,464,577	$4,022,272

COST OF GOODS SOLD	2,705,424	2,558,013

GROSS PROFIT	1,759,153	1,464,259

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,300,650	1,465,546

RESEARCH AND DEVELOPMENT EXPENSES	143,330	172,515

INCOME (LOSS) FROM OPERATIONS	315,173	(173,802)

INTEREST INCOME	1,958	2,215

INCOME (LOSS) BEFORE INCOME TAXES	317,131	(171,587)

INCOME TAX EXPENSE (BENEFIT)	112,216	(83,837)

NET INCOME (LOSS)	$204,915	$(87,750)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.10	$(0.04)

Diluted	$0.10	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,012,765	2,000,555

Diluted	2,015,992	2,000,555

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$204,915	$(87,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	158,576	135,123
Amortization	6,443	13,537
Stock based compensation	2,553	2,617
Deferred income taxes	—	65,000
Changes in operating assets and liabilities:
Trade receivables	(162,220)	(124,341)
Inventories	(333,655)	(286,326)
Prepaid expenses and other assets	(58,704)	(27,766)
Income taxes receivable	16,400	(72,207)
Accounts payable	346,398	148,885
Accrued liabilities	87,351	59,925
Income taxes payable	85,940	(74,275)
Net cash provided by (used in) operating activities	353,997	(247,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(123,852)	(207,453)
Proceeds from sale of equipment and vehicles	7,591	—
Purchases of intangibles	(16,648)	(35,840)
Purchases of short-term investments	(350,000)	(204,806)
Proceeds from maturity of short-term investments	554,807	203,483
Net cash provided by (used in) investing activities	71,898	(244,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13,050	40,997

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	438,945	(451,197)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,704,300	967,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,143,245	$516,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash received (paid) for income taxes, net of taxes paid of $10,671 in 2013	$(9,876)	$2,355

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2014, and the related statements of operations and cash flows for the three months ended March 31, 2014 and 2013 have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2014, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.                                      Short-Term Investments

The Company’s $1,260,000 of short-term investments at March 31, 2014 is comprised of fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.3% to 1.0%.

3.                                      Inventories

The major components of inventory are as follows:

	Mar 31, 2014	Dec 31, 2013

Raw materials	$2,133,757	$1,952,398
Work-in-progress	362,568	389,501
Finished goods	1,658,622	1,461,264
Reduction to LIFO cost	(1,266,350)	(1,248,221)

Total Inventory	$2,888,597	$2,554,942

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2014	Mar 31, 2013

Weighted average common shares outstanding	2,012,765	2,000,555
Dilutive effect of stock options	3,227	—
Weighted average common and common equivalent shares outstanding	2,015,992	2,000,555

If the Company was in a net income position in the first quarter of 2013, 14,252 options with a weighted average exercise price of $7.19 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive.   There were no anti-dilutive options for the three months ended March 31, 2014.

5.                                      Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.   A total of 117,239 shares of common stock are reserved and available for additional grants of equity awards under the plan at March 31, 2014.

The Company charged compensation cost of approximately $2,600 against income for the three months ended March 31, 2014 and 2013.   As of March 31, 2014, there was approximately $16,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages.  There were no excess tax benefits recognized during the three month periods ended March 31, 2014 and 2013.  The Company’s APIC pool totaled approximately $111,000 at each of March 31, 2014 and December 31, 2013.

Proceeds from the exercise of stock options were approximately $13,000 for the three months ended March 31, 2014 and $41,000 for the three months ended March 31, 2013.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2014 was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,417	$8.87
Exercised	(2,083)	6.26
Forfeited	(1,666)	7.77
Outstanding at March 31, 2014	7,668	9.82
Exercisable at March 31, 2014	2,083	6.87

The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2014 was approximately $75,800 and $26,700, respectively.

6.                                      Segment Information

The Company’s reportable segments are strategic business units that offer different products or have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Micro-Machining.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  Micro-Machining provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to Micro-Machining or DTX.  In previous periods, the segment designated as Other included both Micro-Machining and DTX.  Beginning in 2013, the Company began to report DTX and Micro-Machining as separate segments.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2014:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$1,510,164	$1,186,713	$1,561,804	$112,517	$93,379	$—	$4,464,577
Cost of goods sold	883,104	874,901	655,999	79,763	211,657	—	2,705,424
Gross profit (loss)	627,060	311,812	905,805	32,754	(118,278)	—	1,759,153
Selling general and adminstrative*	296,351	124,128	244,348	35,209	112,255	488,359	1,300,650
Research and development*	—	—	—	—	—	143,330	143,330
Income (loss) from operations	$330,709	$187,684	$661,457	$(2,455)	$(230,533)	$(631,689)	$315,173

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2013:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$1,516,271	$1,441,459	$843,471	$101,258	$119,813	—	$4,022,272
Cost of goods sold	905,158	1,105,090	413,749	14,762	119,254	—	2,558,013
Gross profit (loss)	611,113	336,369	429,722	86,496	559	—	1,464,259
Selling general and adminstrative*	342,637	153,746	281,438	104,097	101,621	482,007	1,465,546
Research and development*	—	—	—	—	—	172,515	172,515
Income (loss) from operations	$268,476	$182,623	$148,284	$(17,601)	$(101,062)	(654,522)	$(173,802)

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable by segment as of March 31, 2014 and December 31, 2013 were as follows:

	Mar 31, 2014	Dec 31, 2013

Domestic	$867,803	$1,012,057
Export	734,440	667,343
IKONICS Imaging	524,719	339,537
DTX	52,693	26,910
Micro-Machining	46,000	40,222
Unallocated	(12,582)	(35,216)

Total	$2,213,073	$2,050,853

7.                                      Self-Funded Medical Insurance

The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $55,000 as of March 31, 2014 and December 31, 2013, respectively and is included within other accrued expenses in the balance sheets.

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of March 31, 2014 and 2013, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2010, 2011, 2012, and 2013.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include statements relating to our future plans and objectives and results. Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2014 and for the same period of 2013.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Income Taxes.  At March 31, 2014, the Company had net current deferred tax assets of $150,000 and net noncurrent deferred tax liabilities of $527,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. At March 31, 2014, the Company recorded a valuation allowance of $326,000, of which $17,000 is related to a Minnesota research and development credit which expires in 15 years and $309,000 pertains to a U.S. federal capital loss carryovers. The Company believes it is more likely than not that these deferred tax assets will not be utilized in future years. The capital loss carryover is from recording an impairment charge that occurred in 2009.   It can only be used against a capital gain and expires at the end of 2014.  The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC

740, Income Taxes.  At March 31, 2014 and December 31, 2013, the Company had no reserves for uncertain tax positions.

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

Self-Funded Medical Insurance.  The Company has a self-funded medical insurance plan and utilizes an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $55,000 as of March 31, 2014 and is included within other accrued expenses in the balance sheets.

Results of Operations

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Net Sales.  The Company’s record first quarter 2014 sales of $4.5 million were 11.0% higher than first quarter of 2013.  Compared to the first quarter of 2013, IKONICS Imaging sales grew $718,000 to $1,562,000.  IKONICS Imaging growth is mainly attributable to a large initial stocking order from its new distributor, JDS Industries.  Improved IKONICS Imaging equipment sales and an 11.1% increase in DTX sales also positively impacted first quarter results.  These increases were partially offset by a 17.7% decrease in Export sales due to weaker sales to Asia.  The Company believes that part of the Asian sales shortfall is due to weather related shipping delays and shipment levels will rebound closer to historic levels in the final nine months of 2014.  Micro-Machining sales were also down 22.1% due to loss of a large mask customer while Domestic sales for the first quarter of 2014 were similar to same period last year.

Gross Profit.  Gross profit was $1.8 million, or 39.4% of sales, in the first quarter of 2014 compared to $1.5 million, or 36.4% of sales, for the same period in 2013.  The 2014 first quarter gross margin percentage increase is due to a more favorable sales mix related to the increase in IKONICS Imaging sales and a decrease in Export sales.  An increase in DTX and Micro-Machining production costs negatively impacted 2014 first quarter gross margins.  The Micro-Machining production cost increase is related to the Company’s efforts to improve its production capacity and capabilities, while the DTX cost increase is related to the Company allocating resources, both personnel and equipment, to produce textured prints.  Some the DTX resources used in the production of textured prints were previously utilized in a selling and administrative capacity.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 29.1% of sales, in the first quarter of 2014 compared to $1.5 million, or 36.4% of sales, for the same period in 2013.  The decrease in selling, general and administrative expenses reflects lower direct selling and promotional expenses in the screen printing markets as the Company incurred additional promotional and selling expenses related to the introduction of new products in 2013.  DTX selling, general and administrative expenses also decreased in the first quarter of 2014 compared to the same period last year as internal resources previously involved with selling, general and administrative duties were reassigned to the production of textured prints in 2014.

Research and Development Expenses.  Research and development expenses during the first quarter of 2014 were $143,000, or 3.2% of sales, versus $173,000, or 4.3% of sales, for the same period in 2013.  The decrease is due to decreased costs in the first quarter of 2014 for lab supplies and production trials.

Interest Income. The Company earned $2,000 of interest income in the first quarter of 2014 compared to $2,200 of interest income in the first quarter of 2013.  The interest earned in the first quarter of 2014 and 2013 is related to interest received from the Company’s short-term investments, which consist of fully insured certificates of deposit with original maturities ranging from six to twelve months.

Income Taxes. For the first quarter of 2014, the Company realized income tax expenses of $112,000, or an effective rate of 35.4%, versus an $84,000 tax benefit in the first quarter of 2013.  The Company’s 2013 first quarter tax benefit was favorably impacted by 2012 tax law changes related to research and development credits and depreciation.  These tax law changes were implemented in the first quarter of 2013 and were not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefits from these 2012 tax law changes were recognized in the first quarter of 2013.  The income tax provision for the 2014 and 2013 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, and other non-deductible items.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $2,143,000 and $1,704,000 at March 31, 2014 and December 31, 2013, respectively.  The Company generated $354,000 in cash for operating activities during the three months ended March 31, 2014, compared to using $248,000 of cash from operating activities during the same period in 2013.  Cash provided by or used in operating activities is primarily the result of net income (loss) adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2014, inventories increased by $334,000 due to an increase in finished goods inventory and the timing of raw material purchases. The trade receivables increase of $162,000 was related to increased sales volumes.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Prepaid expenses and other assets increased $59,000, reflecting insurance premiums paid in advance in the first quarter of 2014.  Accounts payable increased $346,000 due to the increase in raw material purchases and the timing of vendor payments.   Accrued expenses increased $87,000, reflecting the timing of insurance and compensation payments while income taxes receivable decreased $16,000 and income taxes payable increased $86,000 due the timing of estimated tax payments compared to the calculated 2014 tax liability.

During the first three months of 2013, inventories increased by $286,000 due to increased raw material purchases.  The higher raw material purchases were due to the Company’s efforts to take advantage of volume discounts.  The trade receivables increase of $124,000 was related to the increased export sales volumes which tend to have longer collection cycles.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Prepaid expenses and other assets increased $28,000, reflecting insurance premiums paid in advance in the first quarter of 2013.  Accounts payable increased $149,000 due to of the timing of payments to vendors and the increase in raw material purchases.   Accrued expenses increased $60,000, reflecting the timing of compensation payments while income taxes receivable increased $72,000 and income taxes payable decreased $74,000 due the timing of estimated tax payments compared to the calculated 2013 tax liability.

During the first quarter of 2014, cash generated from investing activities was $72,000.  Three certificates of deposits totaling $555,000 matured during the first three months of 2014.  The Company also invested $350,000 in two fully insured certificate of deposit during the same time period.  The Company purchases of property and equipment were $124,000, mainly improvements to Micro-Machining equipment, two forklifts and a vehicle.   Also during the first quarter of 2014, the Company incurred $17,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

During the first three months of 2014, the Company received $13,000 from financing activities from the issuance of 2,083 shares of common stock from the exercise of stock options compared to the $41,000 the Company received from the issuance of 7,110 shares of common stock from the exercise of stock options in the first quarter of 2013.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on May 31, 2015 if not renewed.  The Company expects to obtain a similar line of credit when the current line of credit expires.    The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2014 or 2013 and there were no borrowings outstanding as of March 31, 2014 and 2013.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first three months of 2014, the Company spent $124,000 on capital expenditures.  Capital expenditures during the first three months were mainly for improvements to Micro-Machining capabilities, two forklifts and a vehicle.  The Company expects capital expenditures in 2014 of approximately $600,000.  Plans for capital expenditures include mandatory elevator upgrades, additional Micro-Machining equipment and a vehicle.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 27% of total sales during the first three months of 2014, compared to 36% of sales in the first quarter of 2013.  Lower sales volumes in Asia unfavorably impacted 2014 first quarter sales volumes.   Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2014.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2014 or 2013.

Future Outlook

IKONICS has spent on average approximately 3% to 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its DTX and Micro-Machining programs.  The Company plans to maintain its efforts in this area and to expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.

The Company continues to make progress on its new Micro-Machining business initiative.  The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  The Company is currently supplying products to four aerospace companies for use in the construction of new generation commercial aircraft.  Although sequestration of the Department of Defense budget and delays in the launching of new commercial aircraft fleets could adversely affect some of these sales, progress is being made on a number of in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.   In anticipation of this business, the Company is expanding its Micro-Machining manufacturing capacity.

The Company is also continuing to make progress on its DTX business initiatives.  In addition to its growing inkjet technology business, the Company is having a good market reception to its complementary photographic technology film aimed at smaller users and has introduced a fluid for use in prototyping. The Company is currently working with its DTX customers on training, production optimization, and product improvements.  The Company has been awarded European and United States patents on its DTX technologies.

Domestically, both the Domestic and its IKONICS Imaging units remain profitable mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

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

PART II.                                               OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

None

ITEM 1A.                                       Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results or could cause our actual results to differ materially from our expectations are described in our annual report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

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

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014:

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

IKONICS CORPORATION

DATE: May 14, 2014	By:	/s/ Jon Gerlach
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