Form 10-Q
period 2014-06-30
IKONICS CORP
filed 2014-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,018,086 shares outstanding as of August 8, 2014.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30	December 31
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,129,716	$1,704,300
Short-term investments	2,015,930	1,464,878
Trade receivables, less allowance of $49,000 in 2014 and $62,000 in 2013	2,244,039	2,050,853
Inventories	2,631,347	2,554,942
Prepaid expenses and other assets	135,400	103,687
Income taxes receivable	72,743	16,400
Deferred income taxes	150,000	150,000
Total current assets	8,379,175	8,045,060

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,251,620	6,123,890
Machinery and equipment	3,972,896	3,781,282
Office equipment	740,811	722,567
Vehicles	247,356	237,194
	11,212,683	10,864,933
Less accumulated depreciation	5,507,780	5,230,837
	5,704,903	5,634,096

INTANGIBLE ASSETS, less accumulated amortization of $186,030 in 2014 and $173,143 in 2013	348,350	322,647

	$14,432,428	$14,001,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$511,723	$532,294
Accrued compensation	244,889	274,936
Other accrued liabilities	66,383	67,755
Total current liabilities	822,995	874,985

DEFERRED INCOME TAXES	527,000	527,000

Total liabilities	1,349,995	1,401,985

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,086 shares in 2014 and 2,012,170 shares in 2013	201,809	201,217
Additional paid-in capital	2,670,714	2,592,038
Retained earnings	10,209,910	9,806,563
Total stockholders’ equity	13,082,433	12,599,818
	$14,432,428	$14,001,803

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2014	2013	2014	2013

NET SALES	$4,924,747	$4,654,745	$9,389,323	$8,677,017

COST OF GOODS SOLD	3,213,875	2,770,787	5,919,298	5,328,800

GROSS PROFIT	1,710,872	1,883,958	3,470,025	3,348,217
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,240,413	1,329,056	2,541,063	2,794,602

RESEARCH AND DEVELOPMENT EXPENSES	177,479	153,412	320,809	325,927
INCOME FROM OPERATIONS	292,980	401,490	608,153	227,688

INTEREST INCOME	1,552	1,744	3,510	3,959

INCOME BEFORE INCOME TAXES	294,532	403,234	611,663	231,647

INCOME TAX EXPENSE	96,100	110,122	208,316	26,285

NET INCOME	$198,432	$293,112	$403,347	$205,362

EARNINGS PER COMMON SHARE:
Basic	$0.10	$0.15	$0.20	$0.10

Diluted	$0.10	$0.15	$0.20	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,016,885	2,007,623	2,014,836	2,004,108

Diluted	2,019,721	2,012,552	2,016,774	2,007,724

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$403,347	$205,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	320,140	275,433
Amortization	12,887	26,448
Stock based compensation	11,502	6,380
Loss (Gain) on disposal of property, plant and equipment	3,102	(2,979)
Deferred income taxes	—	65,000
Changes in working capital components:
Trade receivables	(193,186)	(323,479)
Inventories	(76,405)	246,113
Prepaid expenses and other assets	(31,713)	(51,591)
Income taxes receivable	(33,307)	(17,925)
Accounts payable	(20,571)	(276,851)
Accrued expenses	(31,419)	(64,178)
Income taxes payable	—	(69,625)
Net cash provided by operating activities	364,377	18,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(403,212)	(358,097)
Proceeds from disposal of property, plant and equipment	9,163	24,507
Purchases of intangibles	(38,590)	(59,762)
Purchases of short-term investments	(1,510,000)	(413,934)
Proceeds on sale of short-term investments	958,948	1,027,219
Net cash provided by (used in) investing activities	(983,691)	219,933

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	44,730	63,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(574,584)	301,533

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,704,300	967,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,129,716	$1,269,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash received (paid) for income taxes, net of taxes received of $13,026 in 2013.	$(241,624)	$48,835

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The balance sheet of  IKONICS Corporation (the “Company”) as of  June 30, 2014, and the related statements of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2014, and the results of operations and cash flows for all periods presented.

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

2.                                      Short-Term Investments

The Company’s $2,016,000 of short-term investments, at June 30, 2014, is comprised of fully insured certificates of deposit with original maturities ranging from three to twelve months and interest rates ranging from 0.2% to 1.0%.

3.                                      Inventories

The major components of inventories are as follows:

	June 30, 2014	Dec 31, 2013

Raw materials	$2,144,243	$1,952,398
Work-in-progress	439,070	389,501
Finished goods	1,330,217	1,461,264
Reduction to LIFO cost	(1,282,183)	(1,248,221)

Total Inventory	$2,631,347	$2,554,942

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.                                      Earnings Per Common Share (EPS)

Basic EPS is calculated using net income divided by the weighted average of common shares outstanding.  Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options or restricted stock, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2014	June 30, 2013

Weighted average common shares outstanding	2,016,885	2,007,623
Dilutive effect of stock options and restricted stock	2,836	4,929
Weighted average common and common equivalent shares outstanding	2,019,721	2,012,552

	Six Months Ended
	June 30, 2014	June 30, 2013

Weighted average common shares outstanding	2,014,836	2,004,108
Dilutive effect of stock options and restricted stock	1,938	3,616
Weighted average common and common equivalent shares outstanding	2,016,774	2,007,724

Options to purchase 1,250 shares of common stock with a weighted average price of $28.25 were outstanding during the three and six months ended June 30, 2014, but were excluded from the computation of common share equivalents because they were anti-dilutive.  For six months ended June 30, 2013, options to purchase 3,750 shares of common stock with a weighted average price of $12.56 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive.  There were no anti-dilutive options outstanding during the quarter ended June 30, 2013.

5.                                      Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 5,085 were subject to outstanding options, 3,000 were related to non-vested restricted stock, and 112,989 were reserved for future grants at June 30, 2014.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.  Restricted stock vests in equal increments over a three-year period.

The Company charged compensation cost of approximately $8,900 against income for the three months ended June 30, 2014 and approximately $3,800 for the three months ended June 30, 2013.  For the first six months of 2014, the Company charged compensation cost of approximately $11,500 against income and approximately $6,400 for the same period in 2013.  As of June 30, 2014, there was approximately $106,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  Subsequent to June 30, 2014, the 3,000 shares of restricted stock were forfeited prior to vesting.  No additional compensation expense related to the restricted stock will be recognized in future periods.  Over the next three years, the Company expects to recognize approximately $27,000 of compensation expense related to unvested share-based compensation awards.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases the APIC pool, which is the amount that represents the pool of excess tax benefits available to absorb tax shortages.  There were no excess tax benefits recognized during the three or six month periods ended June 30, 2014 and 2013.  The Company’s APIC pool totaled approximately $111,000 at June 30, 2014 and December 31, 2013.

Proceeds from the exercise of stock options were approximately $45,000 and $63,000 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of options granted during the six months ended June 30, 2014 and 2013 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Dividend yield	0%	0%
Expected volatility	44.3%	43.9%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.7%	0.7%
Fair value of each option on grant date	$11.49	$4.87

There were 1,250 and 4,250 options granted during each of the six months ended June 30, 2014 and 2013, respectively.

Stock option activity during the six months ended June 30, 2014 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2014	11,417	$8.87
Granted	1,250	28.25
Exercised	(5,916)	7.56
Expired and forfeited	(1,666)	7.77
Outstanding at June 30, 2014	5,085	15.51
Exercisable at June 30, 2014	1,083	9.46

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2014 was approximately $36,000 and $14,000, respectively.

There were 3,000 shares of restricted stock granted during the six months ended June 30, 2014.  There were no restricted stock grants during the six months ended June 30, 2013.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Restricted stock activity during the six months ended June 30, 2014 was as follows:

		Weighted
		Average
	Shares	Price
Outstanding at January 1, 2014	0	$—
Granted	3,000	28.25
Outstanding at June 30, 2014	3,000	28.25

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2014:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$2,089,767	$1,626,682	$1,046,592	$94,612	$67,094	$—	$4,924,747
Cost of goods sold	1,220,452	1,194,219	510,508	84,705	203,991	—	3,213,875
Gross profit (loss)	869,315	432,463	536,084	9,907	(136,897)	—	1,710,872
Selling general and adminstrative*	332,442	142,716	227,816	50,657	95,334	391,448	1,240,413
Research and development*	—	—	—	—	—	177,479	177,479
Income (loss) from operations	$536,873	$289,747	$308,268	$(40,750)	$(232,231)	$(568,927)	$292,980

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2013:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$2,003,601	$1,497,478	$923,134	$128,059	$102,473	$—	$4,654,745
Cost of goods sold	1,103,787	1,039,050	488,048	21,787	118,115	—	2,770,787
Gross profit (loss)	899,814	458,428	435,086	106,272	(15,642)	—	1,883,958
Selling general and adminstrative*	324,722	167,288	258,095	107,646	119,752	351,553	1,329,056
Research and development*	—	—	—	—	—	153,412	153,412
Income (loss) from operations	$575,092	$291,140	$176,991	$(1,374)	$(135,394)	$(504,965)	$401,490

For the six months ended June 30, 2014:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$3,599,931	$2,813,394	$2,608,396	$207,129	$160,473	$—	$9,389,323
Cost of goods sold	2,103,556	2,069,119	1,166,507	164,468	415,648	—	5,919,298
Gross profit (loss)	1,496,375	744,275	1,441,889	42,661	(255,175)	—	3,470,025
Selling general and adminstrative*	628,793	266,844	472,164	85,866	207,589	879,807	2,541,063
Research and development*	—	—	—	—	—	320,809	320,809
Income (loss) from operations	$867,582	$477,431	$969,725	$(43,205)	$(462,764)	$(1,200,616)	$608,153

For the six months ended June 30, 2013:

			IKONICS		Micro-
	Domestic	Export	Imaging	DTX	Machining	Unalloc.	Total
Net sales	$3,519,872	$2,938,937	$1,766,605	$229,317	$222,286	$—	$8,677,017
Cost of goods sold	2,008,945	2,144,140	901,797	36,549	237,369	—	5,328,800
Gross profit (loss)	1,510,927	794,797	864,808	192,768	(15,083)	—	3,348,217
Selling general and adminstrative*	667,359	321,034	539,533	211,743	221,373	833,560	2,794,602
Research and development*	—	—	—	—	—	325,927	325,927
Income (loss) from operations	$843,568	$473,763	$325,275	$(18,975)	$(236,456)	$(1,159,487)	$227,688

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	Dec 31, 2013

Domestic	$959,026	$1,012,057
Export	1,033,589	667,343
IKONICS Imaging	219,095	339,537
DTX	20,154	26,910
Micro-Machining	38,629	40,222
Unallocated	(26,454)	(35,216)

Total	$2,244,039	$2,050,853

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.                                      Self-Funded Medical Insurance

The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred.  The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The total liability for self-funded medical insurance was $60,000 as of June 30, 2014 and $55,000 as of December 31, 2013, respectively and is included within other accrued expenses in the balance sheets.

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of June 30, 2014 and 2013, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2014 and for the same period of 2013.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Income Taxes.   At June 30, 2014, the Company had net current deferred tax assets of $150,000 and net noncurrent deferred tax liabilities of $527,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. At June 30, 2014, the Company recorded a valuation allowance of $326,000, of which $17,000 is related to a Minnesota research and development credit which expires in 15 years and $309,000 pertains to a U.S. federal capital loss carryover. The Company believes it is more likely than not that these deferred tax assets will not be utilized in future years. The capital loss carryover is from recording an impairment charge that occurred in 2009.   It can only be used against a capital gain and expires at the end of 2014.  The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC

740, Income Taxes.  At June 30, 2014 and December 31, 2013, the Company had no reserves for uncertain tax positions.

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

Sales are reported on a net basis by deducting credits, estimated normal returns and discounts.  The Company’s return policy does not vary by geography.  The Company is not under a warranty obligation and the customer has no rotation or price protection rights.  Freight billed to customers is included in sales.  Shipping costs are included in cost of goods sold.  The Company records revenue net of sales tax charged to customers

Self-Funded Medical Insurance.  The Company has a self-funded medical insurance plan and utilizes an administrative service company or a “third party administrator” to supervise and administer the program and act as the Company’s fiduciary and representative. The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits. The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred. The total liability for self-funded medical insurance was $60,000 as of June 30, 2014 and is included within other accrued expenses in the balance sheet.

Results of Operations

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Sales.  The Company realized a 5.8% sales increase during the second quarter of 2014 with a record quarter sales of $4.9 million, compared to $4.7 million in sales during the same period in 2013.  The second quarter increase is partially due to a 13.4%, or $123,000 increase in IKONICS Imaging sales related to stronger film and mask sales.  Export also posted stronger sales in the second quarter of 2014 with an 8.6% or $129,000 sales increase over the same period last year.  Part of the second quarter Export sales increase is related to the timing of shipments between first and second quarter of 2014.  Stronger emulsions sales resulted in an $86,000, or 4.3% Domestic sales increase in the second quarter of 2014 compared to the second quarter of 2013.   These sales increases were partially offset by a $35,000, or a 34.5% decrease in Micro-Machining sales due to the loss of a large mask customer and a $33,000 or 26.1%   DTX sales decrease.

Gross Profit.  Gross profit was $1.7 million, or 34.7% of sales, in the second quarter of 2014 compared to $1.9 million, or 40.5% of sales, for the same period in 2013.  An increase in DTX and Micro-Machining production costs negatively impacted 2014 second quarter gross margins.  The Micro-Machining production cost increase is related to the Company’s efforts to improve its production capacity and capabilities, while the DTX cost increase is related to the Company allocating resources, both personnel and equipment, to produce textured prints.  Some of the DTX resources used in the production of textured prints were previously utilized in a selling and administrative capacity.   Compared to the same quarter last year, both the Domestic and Export gross margins were also lower in the second quarter of 2014 due to a less favorable sales mix while an increase in high margin film sales increased IKONICS Imaging gross margin during the second quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.2 million, or 25.2% of sales, in the second quarter of 2014, compared to $1.3 million, or 28.6% of sales, for the same period in 2013.  The decrease in selling, general and administrative expenses reflects lower direct selling and promotional expenses in the screen printing markets as the Company incurred additional promotional and selling expenses related to the introduction of new products in 2013.  DTX selling, general and administrative expenses also decreased in the second quarter of 2014 compared to the same period last year as internal resources previously involved with selling, general and administrative duties were reassigned to the production of textured prints in 2014.

Research and Development Expenses.  Research and development expenses during the second quarter of 2014 were $177,000, or 3.6% of sales, versus $153,000, or 3.3% of sales, for the same period in 2013.  The increase is related to higher production trial and personnel expenses.

Interest Income. The Company earned $1,600 of interest income in the second quarter of 2014 compared to $1,700 of interest income in the second quarter of 2013.  The interest earned in the second quarter of 2014 and 2013 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with original maturities ranging from three to twelve months.

Income Taxes.  For the second quarter of 2014, the Company realized income tax expense of $96,000, or an effective rate of 32.6%, versus $110,000, or an effective rate of 27.3% for the second quarter of 2013.  The income tax provision differs from the expected tax expense primarily due to the benefits of the domestic manufacturing deduction, and other non-deductible items.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Sales.  The Company’s sales increased 8.2% during the first six months of 2014 to a record $9.4 million versus sales of $8.7 million during the first six months of 2013.  IKONICS Imaging sales grew $842,000, or 47.7% to $2,608,000 mainly due to a large initial stocking order from its new distributor, JDS Industries.  IKONICS Imaging sales have also been positively impacted by improved equipment sales.  The 2.3% increase in Domestic sales for the first six months of 2014 is related to improved emulsion sales.   The sales increases were partially offset by a 4.3% Exports sales decrease due to lower sales  to be Asia and the Middle East.  Also, unfavorably impacting sales for the first six months of 2014 was a 28% decrease in Micro-Machining sales due to loss of a large mask customer.  Lower consumable sales also resulted in a 9.8% DTX sales decrease.

Gross Profit.  Gross profit for the first six months of 2014 was $3.5 million, or 37.0% of sales, compared to $3.3 million, or 38.6% of sales, for the same period in 2013.  Gross margins were unfavorably impacted by an increase in Micro-Machining production costs related to the Company’s efforts to improve its production capacity and capabilities.  DTX costs also increased during the first six months of 2014 as the Company allocated additional resources, both personnel and equipment, to produce textured prints.  Some the DTX resources used in the production of textured prints were previously utilized in a selling and administrative capacity.  Both Export and

Domestic gross margins were negatively impacted by a less favorable sales mix.  An increase in sales volumes and a more favorable sales mix improved the IKONICS Imaging gross margin for the first six months of the 2014 to 55.3%  from 49.0% during the first half of 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.5 million, or 27.1% of sales, in the first half of 2014 compared to $2.8 million, or 32.2% of sales, for the same period in 2013.  The decrease in selling, general and administrative expenses reflects lower direct selling and promotional expenses in the screen printing markets as the Company incurred additional promotional and selling expenses related to the introduction of new products in 2013.  DTX selling, general and administrative expenses also decreased in the first half of 2014 compared to the same period last year as internal resources, both personnel and equipment, previously involved with selling, general and administrative duties were reassigned to the production of textured prints in 2014.

Research and Development Expenses.  Research and development expenses during the first half of 2014 were $321,000, or 3.4% of sales, versus $326,000, or 3.8% of sales, for the same period in 2013.   The decrease is due to lower supply and depreciation expenses partially offset by an increase in production trial and personnel expenses.

Interest Income.  The Company earned $3,500 of interest income during the first half of 2014 compared to $4,000 of interest income for the same period in 2013.  The interest earned in the first six months of 2014 and 2013 is related to interest received from the Company’s short-term investments, which consists of fully insured certificates of deposit with maturities ranging from three to twelve months.

Income Taxes.  For the first six months of 2014, the Company realized income tax expense of $208,000, or an effective rate of 34.1%, compared to income tax expense of $26,000, or an effective rate of 11.3%, for the same period in 2013.  The Company’s income tax expense for the first half of 2013 was favorably impacted by 2012 tax law changes related to research and development credits and depreciation.  These tax law changes were implemented in the first quarter of 2013 and were not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefits from these 2012 tax law changes were recognized in the first quarter of 2013.  The income tax provision for the 2014 and 2013 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, and other non-deductible items.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1,130,000 and $1,704,000 at June 30, 2014 and December 31, 2013, respectively.  Operating activities provided $364,000 in cash to the Company during the first six months of 2014 compared to $18,000 of cash provided by operating activities during the same period in 2013.  Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2014, increased sales volumes resulted in a $193,000 increase in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories also increased by $76,000 due to the timing of raw material purchases.  Prepaid expenses and other assets increased $32,000, reflecting insurance premiums paid in advance in the first six months of 2014.  Accounts payable decreased $21,000 due to the timing of vendor payments.   Accrued expenses decreased $31,000, reflecting the timing of compensation payments while income taxes receivable increased $33,000 due to the timing of estimated tax payments compared to the calculated 2014 tax liability.

During the first six months of 2013, trade receivables increased by $323,000.  The increase in receivables was driven by higher sales volumes towards the end of the second quarter.   Inventories decreased by $246,000 due

to lower raw material purchases and finished good inventory levels.   Prepaid expenses and other assets increased $52,000 reflecting prepaid insurance premiums.  Accounts payable decreased $277,000 due to the timing of payments to vendors.  Accrued expenses decreased $64,000, reflecting the timing of compensation payments.  Income taxes receivable increased $18,000 and income taxes payable decreased $70,000 due to the timing of estimated tax payments compared to the calculated 2013 tax liability.

During the first six months of 2014, cash used in investing activities was $984,000.  The Company purchased ten certificates of deposits totaling $1,510,000.  Six certificates of deposits totaling $959,000 matured during the first half of 2014.  The Company’s purchases of property and equipment were $403,000, mainly for improvements to Micro-Machining equipment, mandatory elevator upgrades, two forklifts and two vehicles.  The Company realized $9,000 in proceeds from the sale of two vehicles.  Also during the first six months of 2014, the Company incurred $39,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

During the first six months of 2014, the Company received $45,000 from financing activities from the issuance of 5,916 shares of common stock from the exercise of stock options compared to $63,000 the Company received from the issuance of 10,361 shares of common stock from the exercise of stock options in the first half of 2013.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on May 31, 2015, if not renewed.  The Company expects to obtain a similar line of credit when the current line of credit expires.    The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2014 or 2013 and there were no borrowings outstanding as of June 30, 2014 and 2013.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first six months of 2014, the Company spent $403,000 on capital expenditures.  Capital expenditures during the first six months were mainly for improvements to Micro-Machining capabilities, mandatory elevator upgrades, two forklifts and two vehicles.  The Company expects capital expenditures in 2014 of approximately $1,100,000.  Plans for capital expenditures include new Micro-Machining equipment to increase capacity, mandatory elevator upgrades, other equipment and a vehicle.  These commitments are expected to be funded with cash generated from operating activities.    The Company is also evaluating a potential building expansion to accommodate its Micro-Machining operations as the Company’s current facilities are at full capacity.  The timing and cost of this expansion have not been finalized, but construction could commence as early as 2015.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 30% of total sales during the first six months of 2014, compared to 34% of sales in the first half of 2013.  Lower sales volumes in Asia unfavorably impacted sales volumes for the first half of 2014.   Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2014.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2014 or 2013.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the Company in our fiscal year beginning on January 1, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position, but do not, at this time, anticipate a material impact to the financial statements once implemented.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014:

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

IKONICS CORPORATION

DATE: August 14, 2014	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed Electronically