Form 10-Q
period 2014-09-30
IKONICS CORP
filed 2014-11-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,018,253 shares outstanding as of November 8, 2014.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30	December 31
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,203,954	$1,704,300
Short-term investments	1,796,000	1,464,878
Trade receivables, less allowance of $53,000 in 2014 and $62,000 in 2013	2,049,053	2,050,853
Inventories	2,689,129	2,554,942
Prepaid expenses and other assets	133,554	103,687
Income taxes receivable	124,977	16,400
Deferred income taxes	150,000	150,000
Total current assets	9,146,667	8,045,060

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,247,781	6,123,890
Machinery and equipment	3,943,389	3,781,282
Office equipment	774,226	722,567
Vehicles	247,356	237,194
	11,212,752	10,864,933
Less accumulated depreciation	5,664,928	5,230,837
	5,547,824	5,634,096

INTANGIBLE ASSETS, less accumulated amortization of $192,475 in 2014 and $173,143 in 2013	348,944	322,647

	$15,043,435	$14,001,803
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$797,080	$532,294
Accrued compensation	374,427	274,936
Other accrued liabilities	120,067	67,755
Total current liabilities	1,291,574	874,985

DEFERRED INCOME TAXES	527,000	527,000

Total liabilities	1,818,574	1,401,985

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,086 shares in 2014 and 2,012,170 shares in 2013	201,809	201,217
Additional paid-in capital	2,674,171	2,592,038
Retained earnings	10,348,881	9,806,563
Total stockholders’ equity	13,224,861	12,599,818
	$15,043,435	$14,001,803

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2014	2013	2014	2013

NET SALES	$4,478,014	$4,217,125	$13,867,337	$12,894,142

COST OF GOODS SOLD	2,850,049	2,575,557	8,769,347	7,904,357

GROSS PROFIT	1,627,965	1,641,568	5,097,990	4,989,785
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,282,161	1,330,199	3,823,224	4,124,801

RESEARCH AND DEVELOPMENT EXPENSES	169,145	149,864	489,954	475,791
INCOME FROM OPERATIONS	176,659	161,505	784,812	389,193

OTHER	103	1,372	3,613	5,331

INCOME BEFORE INCOME TAXES	176,762	162,877	788,425	394,524

INCOME TAX EXPENSE	37,791	46,715	246,107	73,000

NET INCOME	$138,971	$116,162	$542,318	$321,524

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.06	$0.27	$0.16

Diluted	$0.07	$0.06	$0.27	$0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,018,412	2,008,836	2,016,789	2,005,702

Diluted	2,019,806	2,015,125	2,018,237	2,010,334

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months
	Ended September 30
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,318	$321,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	477,287	416,068
Amortization	19,332	39,620
Stock based compensation	14,958	10,143
Gain on sale and disposal of property, plant and equipment	(45,659)	(2,979)
Deferred income taxes	—	65,000
Changes in working capital components:
Trade receivables	1,800	160,598
Inventories	(134,187)	163,166
Prepaid expenses and other assets	(29,867)	(10,785)
Income taxes receivable	(85,540)	(91,671)
Accounts payable	264,786	66,132
Accrued expenses	151,803	83,191
Income taxes payable	—	(69,397)
Net cash provided by operating activities	1,177,031	1,150,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(407,119)	(585,806)
Proceeds from disposal of property, plant and equipment	61,763	24,507
Purchases of intangibles	(45,629)	(69,309)
Purchases of short-term investments	(2,296,000)	(1,814,878)
Proceeds from sale of short-term investments	1,964,878	1,442,939
Net cash used in investing activities	(722,107)	(1,002,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	44,730	63,492

NET INCREASE IN CASH AND CASH EQUIVALENTS	499,654	211,555

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,704,300	967,943

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,203,954	$1,179,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of taxes received of $13,026 in 2013.	$331,648	$169,068

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The balance sheet of  IKONICS Corporation (the “Company”) as of  September 30, 2014, and the related statements of income for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2014, and the results of operations and cash flows for all periods presented.

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

2.                                      Short-Term Investments

The Company’s $1,796,000 of short-term investments, at September 30, 2014, is comprised of fully insured certificates of deposit with original maturities ranging from four to twelve months and interest rates ranging from 0.2% to 0.5%.

3.                                      Inventories

The major components of inventories are as follows:

	Sep 30, 2014	Dec 31, 2013

Raw materials	$2,100,641	$1,952,398
Work-in-progress	518,352	389,501
Finished goods	1,362,237	1,461,264
Reduction to LIFO cost	(1,292,101)	(1,248,221)

Total Inventory	$2,689,129	$2,554,942

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2014	Sep 30, 2013

Weighted average common shares outstanding	2,018,412	2,008,836
Dilutive effect of stock options	1,394	6,289
Weighted average common and common equivalent shares outstanding	2,019,806	2,015,125

	Nine Months Ended
	Sep 30, 2014	Sep 30, 2013

Weighted average common shares outstanding	2,016,789	2,005,702
Dilutive effect of stock options	1,448	4,632
Weighted average common and common equivalent shares outstanding	2,018,237	2,010,334

Options to purchase 1,250 shares of common stock with a weighted average price of $28.25 were outstanding during the three and nine months ended September 30, 2014, but were excluded from the computation of common share equivalents because they were anti-dilutive.  There were no anti-dilutive options outstanding during the quarter and nine months ended September 30, 2013.

5.                                      Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 5,085 were subject to outstanding options, and 115,989 were reserved for future grants at September 30, 2014.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $3,500 against income for the three months ended September 30, 2014 and approximately $3,800 for the three months ended September 30, 2013.  For the first nine months of 2014, the Company charged compensation cost of approximately $15,000 against income and approximately $10,100 for the same period in 2013.  As of September 30, 2014, there was approximately $23,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from the exercise of stock options were approximately $45,000 and $63,000 for the nine months ended September 30, 2014 and 2013, respectively.

The fair value of options granted during the nine months ended September 30, 2014 and 2013 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Dividend yield	0%	0%
Expected volatility	44.3%	43.9%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.7%	0.7%
Fair value of each option on grant date	$11.49	$4.72

There were 1,250 and 4,250 options granted during each of the nine months ended September 30, 2014 and 2013, respectively.

Stock option activity during the nine months ended September 30, 2014 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2014	11,417	$8.87
Granted	1,250	28.25
Exercised	(5,916)	7.56
Expired and forfeited	(1,666)	7.77
Outstanding at September 30, 2014	5,085	15.51
Exercisable at September 30, 2014	1,083	9.46

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2014 was approximately $41,000 and $14,000, respectively.

There were 3,000 shares of restricted stock granted and subsequently forfeited prior to vesting during the nine months ended September 30, 2014.  There were no restricted stock grants during the nine months ended September 30, 2013.

Restricted stock activity during the nine months ended September 30, 2014 was as follows:

		Weighted
		Average
	Shares	Price

Outstanding at January 1, 2014	0	$—
Granted	3,000	28.25
Forfeited	3,000	28.25
Outstanding at September 30, 2014	0	$—

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.                                      Segment Information

The Company’s reportable segments are strategic business units that offer different products or have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Advanced Materials Solutions (AMS).  AMS was previously branded as Micro-Machining.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2014:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,059,074	$1,299,652	$998,778	$44,850	$75,660	$—	$4,478,014
Cost of goods sold	1,175,363	916,063	468,290	90,968	199,365	—	2,850,049
Gross profit (loss)	883,711	383,589	530,488	(46,118)	(123,705)	—	1,627,965
Selling general and adminstrative*	343,502	136,811	235,238	35,864	109,481	421,265	1,282,161
Research and development*	—	—	—	—	—	169,145	169,145
Income (loss) from operations	$540,209	$246,778	$295,250	$(81,982)	$(233,186)	$(590,410)	$176,659

For the three months ended September 30, 2013:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,881,210	$1,310,281	$874,442	$104,339	$46,853	$—	$4,217,125
Cost of goods sold	1,048,869	967,923	414,656	20,774	123,335	—	2,575,557
Gross profit (loss)	832,341	342,358	459,786	83,565	(76,482)	—	1,641,568
Selling general and adminstrative*	305,297	127,346	234,096	128,968	106,974	427,518	1,330,199
Research and development*	—	—	—	—	—	149,864	149,864
Income (loss) from operations	$527,044	$215,012	$225,690	$(45,403)	$(183,456)	$(577,382)	$161,505

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2014:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,659,005	$4,113,046	$3,607,174	$251,979	$236,133	$—	$13,867,337
Cost of goods sold	3,278,919	2,985,182	1,634,797	255,436	615,013	—	8,769,347
Gross profit (loss)	2,380,086	1,127,864	1,972,377	(3,457)	(378,880)	—	5,097,990
Selling general and adminstrative*	972,295	403,655	707,402	121,730	317,070	1,301,072	3,823,224
Research and development*	—	—	—	—	—	489,954	489,954
Income (loss) from operations	$1,407,791	$724,209	$1,264,975	$(125,187)	$(695,950)	$(1,791,026)	$784,812

For the nine months ended September 30, 2013:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,401,082	$4,249,218	$2,641,047	$333,656	$269,139	$—	$12,894,142
Cost of goods sold	3,057,814	3,112,063	1,316,453	57,323	360,704	—	7,904,357
Gross profit (loss)	2,343,268	1,137,155	1,324,594	276,333	(91,565)	—	4,989,785
Selling general and adminstrative*	972,656	448,380	773,629	340,711	328,346	1,261,079	4,124,801
Research and development*	—	—	—	—	—	475,791	475,791
Income (loss) from operations	$1,370,612	$688,775	$550,965	$(64,378)	$(419,911)	$(1,736,870)	$389,193

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of September 30, 2014 and December 31, 2013 were as follows:

	Sep 30, 2014	Dec 31, 2013

Domestic	$937,607	$1,012,057
Export	701,733	667,343
IKONICS Imaging	328,746	339,537
DTX	14,238	26,910
AMS	64,559	40,222
Unallocated	2,170	(35,216)

Total	$2,049,053	$2,050,853

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.                                      Self-Funded Medical Insurance

The Company records estimates for claim liabilities based on information provided by the third-party administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. The Company regularly monitors its estimated insurance-related liabilities.  Actual claims experience may differ from the Company’s estimates. Costs related to the administration of the plan and related claims are expensed as incurred.  The Company has reduced its risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage for individual claims and total annual claims in excess of prescribed limits.  The total liability for self-funded medical insurance was $73,000 as of September 30, 2014 and $55,000 as of December 31, 2013, respectively and is included within other accrued expenses in the balance sheets.

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of September 30, 2014 and 2013, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2011, 2012, and 2013.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2014 and first nine months of 2014 and for the same period of 2013.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Income Taxes.  At September 30, 2014, the Company had net current deferred tax assets of $150,000 and net noncurrent deferred tax liabilities of $527,000.  The deferred tax assets and liabilities result primarily from temporary differences in property and equipment, accrued expenses, and inventory reserves. The valuation allowance of $326,000 existing at June 30, 2014 was reduced during the quarter ended September 30, 2014 by $17,000.  The reduction was the result of a land sale that generated capital gains that utilized a portion of the reserved capital loss carryover.  At September 30, 2014, the Company’s remaining valuation allowance of $309,000 is comprised of $17,000 related to a Minnesota research and development credit that expires in 15 years and $292,000 that pertains to a U.S. federal capital loss carryover.  The capital loss carryover, generated by an impairment charge that occurred in 2009, can only be used against capital gains and expires at the end of 2014.  The Company has determined that is more likely than not that the remaining deferred tax assets will be realized and that an additional valuation allowance for such assets is not currently required.  The Company accounts for its uncertain tax positions under the provision of FASB ASC 740, Income Taxes.  At September 30, 2014 and December 31, 2013, the Company had no reserves for uncertain tax positions.

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

Sales are reported on a net basis by deducting credits, estimated normal returns and discounts.  The Company’s return policy does not vary by geography.  The Company is not under a warranty obligation and the customer has no rotation or price protection rights.  Freight billed to customers is included in sales.  Shipping costs are included in cost of goods sold.  The Company records revenue net of sales tax charged to customers.

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

Results of Operations

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Sales.  The Company realized a 6.2% sales increase during the third quarter of 2014 with sales of $4.5 million, compared to $4.2 million in sales during the same period in 2013.  The third quarter increase is due to a $178,000 Domestic sales increase related to strong emulsion sales.  Additionally, improved equipment and film sales resulted in a $124,000 IKONICS Imaging sales increase.  AMS, previously branded Micro-Machining, also posted a $29,000 sales increase for the quarter due to improved aerospace machining business.  These increases were partially offset by a $59,000 DTX sales decrease due to a drop in film sales while Export sales for the third quarter of 2014 were down slightly from the same period last year.

Gross Profit.  Gross profit was $1.6 million, or 36.4% of sales, in the third quarter of 2014 compared to $1.6 million, or 38.9% of sales, for the same period in 2013.  An increase in DTX and AMS production costs negatively impacted 2014 third quarter gross margins.  The AMS production cost increase is related to the Company’s efforts to improve its production capacity and capabilities, while the DTX cost increase is related to the Company allocating resources, both personnel and equipment, to produce textured prints.  Some of the DTX resources used in the production of textured prints were previously utilized in a selling and administrative capacity.  Compared to the same quarter last year, Domestic gross margins were also lower in the third quarter of 2014 due to a less favorable sales mix.  An increase in higher margin European sales improved the 2014 third quarter Export gross margin while the IKONICS Imaging gross margin for the quarter improved by 0.5% compared to the third quarter of 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 28.6% of sales, in the third quarter of 2014, compared to $1.3 million, or 31.5% of sales, for the same period in 2013.  The decrease reflects lower DTX selling, general and administrative expenses in the third quarter of 2014 compared to the same period last year as internal resources previously involved with selling, general and administrative duties were reassigned to the production of textured prints in 2014.  Selling, general and administrative expenses in the third quarter of 2014 was also favorably impacted by a $49,000 gain recorded on a land sale.

Research and Development Expenses.  Research and development expenses during the third quarter of 2014 were $169,000, or 3.8% of sales, versus $150,000, or 3.6% of sales, for the same period in 2013 due to an increase in production trial expenses.

Income Taxes.  For the third quarter of 2014, the Company realized income tax expense of $38,000, or an effective rate of 21.4%, versus $47,000, or an effective rate of 28.7% for the third quarter of 2013.  The income tax provision differs from the expected tax expense primarily due to the benefit of the domestic manufacturing deduction, and other non-deductible items.  The 2014 income tax provision was also affected by a $17,000 reduction in the valuation allowance due to the utilization of the capital loss carryover.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Sales.  The Company’s sales increased 7.5% during the first nine months of 2014 to a record $13.9 million versus sales of $12.9 million during the first nine months of 2013.  IKONICS Imaging sales grew $966,000, or 36.6%, to $3,607,000 mainly due to a large initial stocking order from its new distributor, JDS Industries.  IKONICS Imaging sales have also been positively impacted by improved equipment sales.  The 4.8% increase in Domestic sales for the first nine months of 2014 is related to improved emulsion sales.  The sales increases were partially offset by a 3.2% Export sales decrease due to lower sales to Latin America and Asia.  Also, unfavorably impacting sales for the first nine months of 2014 was a 12.3% decrease in AMS sales due to loss of a large mask customer.  Lower consumable sales also resulted in a 24.5% DTX sales decrease.

Gross Profit.  Gross profit for the first nine months of 2014 was $5.1 million, or 36.8% of sales, compared to $5.0 million, or 38.7% of sales, for the same period in 2013.  Gross margins were unfavorably impacted by an increase in AMS production costs related to the Company’s efforts to improve its production capacity and capabilities.  DTX costs also increased during the first nine months of 2014 as the Company allocated additional resources, both personnel and equipment, to produce textured prints.  Some the DTX resources used in the production of textured prints were previously utilized in a selling and administrative capacity.  Domestic gross margins were negatively impacted by a less favorable sales mix.  An increase in sales volumes and a more favorable sales mix improved the IKONICS Imaging gross margin for the first nine months of the 2014 to 54.7% from 50.2% during the first nine months of 2013.  The Export gross margin also improved from 26.8% in 2013 to 27.4% in 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.8 million, or 27.6% of sales, in the first nine months of 2014 compared to $4.1 million, or 32.0% of sales, for the same period in 2013.  The decrease reflects lower DTX selling, general and administrative expenses in the first nine months of 2014 compared to the same period last year as internal resources, both personnel and equipment, previously involved with selling, general and administrative duties were reassigned to the production of textured prints in 2014.  Selling, general and administrative expenses also benefitted from lower IKONICS Imaging and Export promotional expenses.

Research and Development Expenses.  Research and development expenses during the first nine months of 2014 were $490,000, or 3.5% of sales, versus $476,000, or 3.7% of sales, for the same period in 2013.  The increase is related to higher production trial and personnel expenses for the year partially offset by lower depreciation expenses.

Income Taxes.  For the first nine months of 2014, the Company realized income tax expense of $246,000, or an effective rate of 31.2%, compared to income tax expense of $73,000, or an effective rate of 18.5%, for the same period in 2013.  The Company’s income tax expense for the nine months of 2013 was favorably impacted by 2012 tax law changes related to research and development credits and depreciation.  These tax law changes were implemented in the first quarter of 2013 and were not allowed to be included in the Company’s 2012 tax provision under Generally Accepted Accounting Principles.  Accordingly, the benefits from these 2012 tax law changes were recognized in the first nine months of 2013.  The income tax provision for the 2014 and 2013 periods also differs from the expected tax expense due to the benefit of the domestic manufacturing deduction, and other non-deductible items.  The 2014 income tax provision was also affected by a $17,000 reduction in the valuation allowance due to the utilization of the capital loss carryover.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $2,204,000 and $1,704,000 at September 30, 2014 and December 31, 2013, respectively.  Operating activities provided $1,177,000 in cash to the Company during the first nine months of 2014 compared to $1,151,000 of cash provided by operating activities during the same period in 2013.  Cash provided by operating activities is primarily the result of net income adjusted for non-cash depreciation, amortization, net gain on asset sales and certain changes in working capital components discussed in the following paragraph.

Despite an increase in sales, during the first nine months of 2014 trade receivables decreased by $2,000 due to improved collections.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  The timing of raw material purchases resulted in an inventory increase of $134,000 during the first nine months of 2014.  Prepaid expenses and other assets increased $30,000, reflecting insurance premiums paid in advance in the first nine months of 2014.  Accounts payable increased $265,000 due to the timing of vendor payments.  Accrued expenses increased $152,000, reflecting the timing of compensation payments while income taxes receivable increased $86,000 due to the timing of estimated tax payments compared to the calculated 2014 tax liability.

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

During the first nine months of 2014, cash used in investing activities was $722,000.  The Company purchased fifteen certificates of deposits totaling $2,296,000.  Thirteen certificates of deposits totaling $1,965,000 matured during the first nine months of 2014.  The Company’s purchases of property and equipment were $407,000, mainly for improvements to AMS equipment, mandatory elevator upgrades, two forklifts and two vehicles.  The Company realized $62,000 in proceeds from the sale of land and two vehicles.  Also during the first nine months of 2014, the Company incurred $46,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first nine months of 2013, cash used from investing activities was $1,003,000.  Ten certificates of deposit totaling $1,443,000 matured during the first nine months of 2013 while the Company invested in twelve certificates of deposits totaling $1,815,000 in the same period.  Additionally, the Company realized $25,000 from the disposal of a vehicle.  The Company’s purchases of equipment for the first nine months of 2013 were $586,000.  These purchases include equipment to improve AMS capabilities along with upgrades to research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging in addition to a vehicle for sales personnel.  Also during the first nine months of 2013, the Company incurred $69,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first nine months of 2014, the Company received $45,000 from financing activities from the issuance of 5,916 shares of common stock from the exercise of stock options compared to $63,000 the Company received from the issuance of 10,361 shares of common stock from the exercise of stock options in the first nine months of 2013.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on May 31, 2015, if not renewed.  The Company expects to obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2014 or 2013 and there were no borrowings outstanding as of September 30, 2014 and 2013.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first nine months of 2014, the Company spent $407,000 on capital expenditures.  Capital expenditures during the first nine months were mainly for improvements to AMS capabilities, mandatory elevator upgrades, two forklifts and two vehicles.  The Company expects capital expenditures in 2014 of approximately $700,000.  Additional capital expenditures in 2014 would be for new AMS equipment to increase capacity and capabilities to meet anticipated demand.  This new equipment would be located in the Company’s current facilities.  In addition expenditures for mandatory elevator upgrades and other production equipment are expected in 2014.  These expenditures are expected to be funded with cash generated from operating activities.  The Company is also evaluating a potential building expansion to accommodate its AMS operations as the Company’s current facilities are nearing full capacity.  This expansion along with the expected 2014 purchase of the AMS equipment mentioned above will be dependent on the Company’s AMS process proving its capabilities and increasing its market acceptance among its customers base.  The Company does not intend to proceed with the expansion until the demand for its services is more certain.  The timing and cost of this expansion have not been finalized, but construction could commence as early as 2015.  Any costs associated with this potential expansion are not included in the Company’s estimated capital expenditures for 2014 discussed above.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 30% of total sales during the first nine months of 2014, compared to 33% for the same period in 2013.  Lower sales volumes in Latin America and Asia unfavorably impacted sales volumes for the first nine months of 2014.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2014.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2014 or 2013.

Future Outlook

IKONICS has spent on average approximately 3% to 4% of its sales dollars for the past few years in research and development and has made capital expenditures related to its DTX and AMS programs.  The Company plans to maintain its efforts in these areas and to expedite internal product development as well as form technological alliances with outside experts to commercialize new product opportunities.

The Company continues to make progress on its new AMS business initiative.  The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  The Company is currently supplying products to four aerospace companies for use in the construction of new generation commercial aircraft.  Although delays in the launching of new commercial aircraft fleets could adversely affect some of these sales, progress is being made on a number of in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company has expanded its AMS manufacturing capacity in recent quarters.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)No. 2014-15, ‘Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. We do not anticipate a material impact to the financial statements once implemented.

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

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014:

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

IKONICS CORPORATION

DATE: November 14, 2014	By:	/s/ Jon Gerlach
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