Form 10-K
period 2014-12-31
IKONICS CORP
filed 2015-03-05
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $22,927,957 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 2,018,253 issued and outstanding as of February 27, 2015.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s traditional businesses, Domestic, IKONICS Imaging and Export, have been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing and awards and recognition industries.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide primarily through distributors.  In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (“AMS”) business unit, formerly named Micro-Machining, which uses the Company’s proprietary and patent applied for processes and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (“DTX”) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by a strategic partner.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets these sales are direct to the mold maker.  The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition, large format prints, and abrasion resistance.

Products

The Company has four primary technology platforms: Ultraviolet (UV) chemistry, film coating and construction, technical abrasive etching, and industrial inkjet printing. The Company’s traditional products and new initiatives are based on these platforms and their combinations. The Company’s Chromaline branded products for the screen printing industry and Ikonics Imaging products for the awards and recognition market are based on UV chemistry and film coating and construction capabilities; the AMS offering is a combination of UV chemistry, film coating and construction and technical abrasive etching capabilities; DTX is a combination of UV chemistry, film coating and construction, and industrial inkjet printing.  There is overlap and synergy in the market between the Domestic, Ikonics Imaging, AMS and DTX product offerings, and the Company offers ancillary products, including equipment to provide customers with a total solution.  The Company considers this combination of core technologies and product offerings to be unique.

Distribution

The Company currently has approximately 220 domestic and international distributors for its Chromaline and ImageMate screen printing emulsions and films.  The Company’s abrasive etching products are mainly sold directly to end users in the awards and recognition market under the Ikonics Imaging brand. AMS products are sold either directly to users or the Company offers AMS as a service. DTX includes the sales of consumable inks and films to customers that have purchased specialized industrial inkjet printers from the Company’s strategic partner. DTX sales are both direct to users and through distributors. The Company markets and sells its products through magazine advertising, trade shows and the internet.

The Company has a diverse customer base both domestically and abroad with international sales accounting for 28.4% of total sales in 2014 and does not depend on one or a few customers for a material portion of its revenues.  In 2014 and 2013, no one customer accounted for more than 10% of net sales.

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

Research and Development and Intellectual Property

The Company spent 3.6% of sales ($665,000) on research and development in 2014 and 3.7% of sales ($649,000) in 2013.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacture of screen print stencils, photoresists for abrasive etching and acid resist and prototyping ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.  Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

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

Competition

The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price.  Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter.  IKONICS has two primary competitors in its screen printing film business.  They are larger than IKONICS and possess greater resources than the Company in many areas.  The Company has numerous competitors in the market for screen print emulsions, many of whom are larger than IKONICS and possess greater resources.  The market for the Company’s abrasive etching products in the awards and recognition market has one significant competitor.  IKONICS considers itself to be the leader in this market.  There are significant competitors, using different technologies in the new markets being entered by the Company. The primary competition for AMS is from other machining methods, most of which are well established. The primary competition for DTX comes from old, well-established technologies based on wax and screen printing and new competition from laser technologies.

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

Employees

As of February 23, 2015, the Company had approximately 75 full-time employees, 70 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and AMS initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance, which would adversely affect the Company’s results of operation, financial condition and prospects.

The Company’s DTX and AMS initiatives involve new and unproven technologies that might never achieve market acceptance.  During 2014 and 2013, the Company generated operating losses in both its DTX and AMS segments.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

•the Company’s ability to successfully develop its technologies and products to include the capabilities the Company intends;

•the Company’s ability to accurately assess the functions and features customers desire;

•the perceived effectiveness and price of the Company’s products compared to alternative products and technologies;

•the development of new products and technologies by current competitors or new competitors that might enter the Company’s markets; and

•the strength of the Company’s marketing and distribution functions.

If new products that the Company develops do not have the capabilities the Company expects or fail to achieve an adequate level of acceptance by customers for any reason, then the Company’s AMS and DTX business units could fail to generate the revenues the Company expects and may not become profitable or sustain profitability.

If the Company’s new products and technologies do not achieve market acceptance, the Company will not realize a return on its investments in its new business initiatives.

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its AMS and DTX business units.  The Company spent 3.6% of sales, or $665,000, on research and development in 2014 and 3.7% of sales, or $649,000, in 2013.  A substantial portion of these investments was in the Company’s AMS and DTX initiatives.  The Company plans to continue to invest significant resources in research and development on these initiatives in the foreseeable future.  The Company believes successful execution of these initiatives is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues in these business units, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

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

The Company’s AMS segment focuses primarily on customers in the aerospace industry, and its DTX segment focuses primarily on customers in the automotive industry.  The aerospace and automotive industries have experienced volatility in recent years in a manner similar to or greater than the global economy generally.  If either or both these industries experiences difficulties that reduce demand for their products generally, the Company’s results of operations, financial condition and prospects would suffer.

The Company faces risks related to sales to government subcontractors, including potential delays or cancellations of planned sales and additional regulatory compliance costs and obligations.

The Company’s customers for its AMS business unit manufacture aerospace products, and the Company derives a portion of its revenue as a subcontractor to general contractors working for the U.S. government.  As a government subcontractor, demand and payment for the Company’s products may be adversely affected by public sector budgetary cycles or funding authorizations.  Any cancellation or delay of product orders would adversely affect the Company’s operating results and financial condition.

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

The Company operates in highly competitive industries that experience rapid technological and market developments, changes in customer needs, and frequent product introductions and improvements, particularly with respect to the AMS and DTX businesses.  If the Company is unable to anticipate and respond to these developments, its products or technologies could become uncompetitive or obsolete.  Most of the Company’s competitors in the AMS and DTX fields are larger and better capitalized than the Company with longer operating histories.  These advantages could allow the Company’s competitors to invest more in research and development and sales and marketing than the Company, which could make the competitive products more attractive or better known to consumers than the Company’s products.  In addition, because there is rapid technological change in fields in which the Company operates, the Company could face competition from new sources in the future that customers find more attractive.

The Company also could face increased competition in its traditional Domestic and IKONICS Imaging units.  Capital costs for machinery necessary to operate in these industries have decreased in recent years, increasing the possibility that the Company will face new competitors.  An increase in the amount of competition the Company faces, or a loss of competitiveness in any of the Company’s business units for any reason, could adversely affect its revenues and gross margins.

The Company’s failure to comply with environmental laws and regulations could harm its business and results of operations.

The manufacturing of the Company’s products requires the use of hazardous materials that are subject to a broad array of environmental laws and regulations.  The Company’s failure to comply with these laws or regulations could result in:

•regulatory penalties, fines and legal liabilities;

•suspension of production;

•alteration of manufacturing processes; and

•restrictions on the Company’s operations or sales.

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

The Company may face claims that it infringes other parties’ intellectual rights.  Regardless of a claim’s merit, claims that the Company’s products or processes infringe the intellectual property rights of others could cause the Company to incur large costs to respond to, defend, and resolve the claims, and they may divert the efforts and attention of management and technical personnel.  As a result of any intellectual property rights infringement claims, the Company could be required to:

•pay infringement claims;

•stop manufacturing, using, or selling products or technology subject to infringement claims;

•develop other products or technology not subject to infringement claims, which could be time-consuming, costly or impossible; or

•license technology from the party claiming infringement, which license may not be available on commercially reasonable terms or at all.

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

The Company operates throughout the world, including in the United States, Europe and China.  These international operations create a variety of risks and uncertainties, including:

•rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics,

•fluctuations in foreign currency exchange rates;

•compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 (the “FCPA”), as amended;

•different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;

•longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•protectionist laws and business practices that favor local producers; and

•potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings.

The occurrence of any one of these risks could negatively affect the Company’s international business and, consequently, its results of operations generally.

The Company faces risks related to sales through distributors and other third parties.

During 2014, approximately 73% of the Company’s sales, including nearly all sales of its Domestic products and nearly all of its International sales, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

Increases in prices and declines in the availability of raw materials could negatively impact the Company’s financial results.

Certain raw materials needed to manufacture products are obtained from a limited number of suppliers and many of the raw materials are petroleum-based.  Under normal market conditions, these raw materials are generally available on the open market from a variety of producers.  While alternate supplies of most key raw materials are available, supplier production outages may lead to strained supply-demand situations for certain raw materials.  The substitution of key raw materials could require the Company to identify new supply sources, or reformulate and retest products or processes.  From time to time, the prices and availability of these raw materials may fluctuate, which could impair the Company’s ability to procure necessary materials, or increase the cost of manufacturing products.  If the prices of raw materials increase in a short period of time, the Company may be unable to pass these increases on to its customers in a timely manner or at all, which could reduce its gross margins.  Like most companies in the Company’s industries, the Company does not have long-term supply contracts for most of its key raw materials, which exacerbates the foregoing risks to the Company.

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

The Company depends on one manufacturer to make and sell DTX printers. If the manufacturer ceased to make or sell DTX printers, or failed to meet quality standards, the Company’s financial results and prospects would be adversely affected.

The Company relies on one company to manufacture and sell DTX printers.  If the manufacturer ceased to produce or devote resources to selling DTX printers, due to a change in company strategy, to focus on alternative initiatives, or for any other reason, the Company would need to find an alternative manufacturer and seller of DTX printers.  Finding an alternative manufacturer and seller of DTX printers could result in additional costs and delays in growing the Company’s DTX business unit, which would adversely affect the Company’s financial results and prospects.

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

As of December 31, 2014, the Company’s directors and officers collectively beneficially owned approximately 33.77% of its common stock outstanding as of that date.  As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

The price of the Company’s common stock may fluctuate significantly.

The price of the Company’s common stock has, and could continue to, fluctuate substantially in a short period of time.  The price of the Company’s common stock could vary for many reasons, including the following:

•future announcements concerning the Company or its competitors;

•introduction of new products by the Company or its competitors, or the failure of the Company’s new products to meet expectations;

•the commencement of, or developments to, litigation involving the Company;

•quarterly variations in operating results, which the Company has experienced in the past and expects to experience in the future;

•business acquisitions or divestitures; or

•changes to the global economy in general, and the aerospace and automotive markets in particular.

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

The Company’s operating results and financial condition may fluctuate from quarter to quarter and year to year, and could vary due to a number of factors, some of which are outside of the Company’s control.  In addition, the Company’s actual or projected operating results may fail to match its past performance.  The Company’s operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•the failure of the Company’s new products to meet expectations;

•changes to the costs of raw materials, especially petroleum-based materials;

•the entry of new competitors into the Company’s markets whether by established companies or by new companies;

•the geographic distribution of the Company’s sales;

•changes in customer preferences or needs;

•changes in the amount that the Company invests to develop or acquire new technologies;

•delays between the Company’s expenditures to develop new technologies and products and the generation of sales related thereto;

•changes in the Company’s pricing policies or those of its competitors;

•changes in accounting rules and tax and other laws; and

•general economic and industry conditions that affect customer demand and product development trends.

Due to all of the foregoing factors and the other risks discussed in this “Risk Factors” section, you should not rely on quarter-to-quarter or year-to-year comparisons of the Company’s operating results as an indicator of future performance.

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an approximately 11-acre property with a 35,000 square-foot manufacturing and warehouse facility. In addition to warehousing and shipping functions, the facility accommodates the Company’s AMS business along with some manufacturing activities.  The Company also leases 3,000 square feet of warehouse space at one location in Duluth.  The lease term on this facility ends on December 31, 2015.  In 2015, the Company is beginning planning on a 20,000 square-foot expansion to its 35,000 square-foot warehousing and manufacturing facility.  The expansion would accommodate the Company’s growing AMS business and would be dependent on the Company’s AMS process proving its capabilities and increasing its market acceptance.

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

	High	Low

Fiscal Year Ended December 31, 2014:
First Quarter	$31.02	$13.50
Second Quarter	29.00	19.90
Third Quarter	27.20	17.06
Fourth Quarter	17.82	14.03

Fiscal Year Ended December 31, 2013:
First Quarter	$13.74	$7.92
Second Quarter	17.99	12.00
Third Quarter	18.98	16.06
Fourth Quarter	19.45	14.25

As of February 19, 2015, the Company had approximately 699 shareholders.  Declaration and payment of dividends is within the sole discretion of the Company’s board of directors.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2014 and 2013 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2014 and 2013, included herein.

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

Trade Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter or year-end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.  The Company also maintains a provision based upon historical experience and any specifically identified issues for any customer related returns, refunds or credits.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Sales.  The Company’s net sales increased 5.7% in 2014 to a record $18.5 million compared to net sales of $17.5 million in 2013.  IKONICS Imaging sales grew $807,000, or 21.0%, to $4.6 million mainly due to a large initial stocking order from its new distributor, JDS Industries.  The Company expects continued sales from JDS Industries, but not at the volume of the 2014 initial stocking order. IKONICS Imaging sales have also been positively impacted by improved equipment sales.  Domestic sales increased 8.1% in 2014 due to improved emulsion sales as a result of increased customer demand for existing and newly introduced products into the Company’s traditional markets.

DTX sales also grew from $407,000 in 2013 to $423,000 in 2014 due to higher film sales.  These sales increases were partially offset by a 6.9% Export sales decrease due to lower sales across all geographic regions.  Asia and Europe realized the largest decreases in 2014 compared to the prior year due to poorer general economic conditions and a weaker Euro.  Also unfavorably impacting sales in 2014 was a 5.3% decrease in AMS sales due to loss of a large mask customer.

Gross Profit.  Gross profit in 2014 was $6.7 million, or 36.3% of sales, compared to $6.9 million, or 39.7% of sales in 2013.  Gross margins were unfavorably impacted by an increase in AMS production costs related to the Company’s efforts to improve its production capacity and capabilities.  DTX costs also increased in 2014 as the Company allocated additional resources, both personnel and equipment, to produce textured prints.  Some DTX resources used in the production of textured prints were previously utilized in a selling and administrative capacity.  Domestic gross margins were negatively impacted by a less favorable sales mix as sales volumes for lower margin emulsion sales grew relative to higher margin film sales.  The Export gross margin also declined from 28.1% in 2013 to 26.8% in 2014 due to both a stronger U.S. dollar and a less favorable sales mix.  An increase in sales volumes and a more favorable sales mix improved the IKONICS Imaging gross margin in 2014 to 53.3% from 52.3% in 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.1 million, or 27.7% of sales, in 2014 compared to $5.4 million, or 30.7% of sales, in 2013.  The decrease reflects lower DTX selling, general and administrative expenses compared to the same period last year as internal resources, both personnel and equipment, previously involved with selling, general and administrative duties were reassigned to the production of textured prints in 2014.  Selling, general and administrative expenses also benefitted from lower IKONICS Imaging and Export promotional expenses.

Research and Development Expenses.  Research and development expenses in 2014 were $665,000, or 3.6% of sales, versus $649,000, or 3.7% of sales, in 2013.  The dollar increase is related to higher production trial and personnel expenses for the year, partially offset by lower depreciation expenses.  The increase in production trial expenses was partially related to efforts to improve DTX consumable products to meet customer requirements.

Income Taxes. During 2014, the Company realized income tax expense of $270,000, or an effective rate of 29.4%, compared to income tax expense of $245,000, or an effective rate of 26.4%, for the same period in 2013.  The increase in current year tax expense and effective rate from 2013 is primarily due to benefits from prior year adjustments recognized in 2013 as well as higher research and development credits generated in the prior year.  The income tax provision for the 2014 and 2013 periods differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, credits for research and development and other non-deductible items.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, research and development expenditures.

Cash and cash equivalents were $1.9 million and $1.7 million at December 31, 2014 and 2013, respectively.  In addition to its cash, the Company also held $1.8 million of short-term investments as of December 31, 2014 and $1.5 million of short-term investments as of December 31, 2013.  The Company generated $917,000 in cash from operating activities during 2014, compared to generating $1.5 million of cash from operating activities in 2013.  Cash provided by operating activities is primarily the result of the net income adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2014, inventories increased by $76,000.  In addition to increased finished goods levels, part of the inventory increase is related to the timing of raw material purchases.  Trade receivables increased $45,000 related to the increase in sales volumes.  The $17,000 decrease in prepaid expenses and other assets is related to a decrease in prepaid promotional expenses.  Accounts payable decreased $161,000 due to the timing of payments to and purchases from vendors while accrued liabilities increased $31,000 due to the timing of the Company’s payroll.  The Company’s income tax receivable increased $122,000 due to timing of estimated 2014 tax payments compared to the calculated 2014 tax liability.

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

During 2014, investing activities used $731,000.  Purchases of property and equipment were $434,000, mainly for improvements to AMS equipment, mandatory elevator upgrades, two forklifts and two vehicles.  The Company realized $62,000 in proceeds from the sale of land and two vehicles.  Also during 2014, the Company incurred $57,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $2.7 million in 18 fully insured certificates of deposit during 2014.  Eighteen certificates of deposit totaling $2.4 million matured during 2014.

During 2013, investing activities used $820,000.  Purchases of property and equipment were $763,000.  The majority of these purchases were made to improve AMS capabilities.  Equipment purchases were also made to upgrade research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging.  The Company realized $36,000 in proceeds from the sale of two vehicles.  Also in 2013, the Company incurred $71,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $1.8 million in 12 fully insured certificates of deposit during 2013.  Twelve certificates of deposit totaling $1.8 million matured during 2013.

In 2014, the Company received $46,000 from financing activities from the issuance of 6,083 shares of common stock from the exercise of stock options compared to $89,000 the Company received from the issuance of 13,695 shares of common stock from the exercise of stock options in 2013.

A bank line of credit exists providing for borrowings of up to $1.25 million through May 31, 2015.  The Company expects to renew this line of credit or obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2014 and 2013 and there were no borrowings outstanding as of December 31, 2014 and 2013.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

In 2014, the Company spent $434,000 on capital expenditures.  Capital expenditures in 2014 were mainly for improvements to AMS capabilities, mandatory elevator upgrades, two forklifts and two vehicles.

During 2013, the Company had $763,000 of capital expenditures.  The majority of these purchases were made to improve AMS capabilities.  Equipment purchases were also made to upgrade research and development equipment and facilities, including improvements to both DTX equipment and equipment and facilities related to screen printing and IKONICS Imaging in addition to a vehicle for sales personnel.

The Company expects capital expenditures in 2015 of approximately $900,000.  The planned expenditures primarily will be for mandatory elevator upgrades not completed in 2014, manufacturing equipment necessary for anticipated AMS aerospace business, other manufacturing equipment upgrades and vehicles for sales personnel.  These commitments are expected to be funded with cash generated from operating activities.  The Company is also beginning to plan and evaluate a potential building expansion to accommodate its AMS operations as the Company’s current facilities are nearing full capacity.  This expansion, along with the expected 2015 purchase of the AMS equipment mentioned above will be dependent on the Company’s AMS process proving its capabilities and increasing its market acceptance among its customers base.  The Company does not intend to proceed with the expansion until the demand for its services is more certain.  The timing and cost of this expansion have not been finalized, but construction could commence in 2015.  Any costs associated with this potential expansion are not included in the Company’s estimated capital expenditures for 2015 discussed above.

International Activity

The Company markets its products in numerous countries in various regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2014 foreign sales of $5.3 million were approximately 28.4% of total sales, compared to the 2013 foreign sales of $5.6 million, which were 32.3% of total sales.  IKONICS experienced a decrease in foreign sales across all geographic regions in 2014 due to due to poorer general economic conditions and a weaker Euro.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2014.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2014 or 2013.

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

The Company continues to make progress on its new AMS business initiative.  The Company has entered into agreements with several major aerospace companies to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  The Company is currently supplying products to the aerospace industry for use in the construction of new generation commercial aircraft.  Progress is being made on a number of in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company is expanding its AMS capacity and patent applications.

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

Domestically, both the Domestic Chromaline Screen Print Product and its IKONICS Imaging units remain profitable in mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the Company in our fiscal year beginning on January 1, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

In August 2014, FASB issued ASU No. 2014-15, ‘Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The Company does not anticipate a material impact to the financial statements once implemented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IKONICS Corporation

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Minneapolis, Minnesota
March 5, 2015

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (Note 7)	$1,936,214	$1,704,300
Short-term investments	1,766,000	1,464,878
Trade receivables, less allowance of $49,000 in 2014 and $62,000 in 2013 (Notes 5, 7, and 8)	2,096,328	2,050,853
Inventories (Note 8)	2,630,650	2,554,942
Prepaid expenses and other assets	86,400	103,687
Income tax receivable	163,651	16,400
Deferred income taxes (Note 2)	178,000	150,000
Total current assets	8,857,243	8,045,060

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and buildings	6,247,781	6,123,890
Machinery and equipment	3,956,561	3,781,282
Office equipment	754,220	722,567
Vehicles	247,356	237,194
	11,205,918	10,864,933
Less accumulated depreciation	5,789,070	5,230,837
	5,416,848	5,634,096

INTANGIBLE ASSETS, less accumulated amortization of $198,918 in 2014 and $173,143 in 2013 (Note 3)	353,871	322,647
	$14,627,962	$14,001,803

See notes to financial statements.

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$371,181	$532,294
Accrued compensation	294,706	274,936
Other accrued liabilities	78,610	67,755
Total current liabilities	744,497	874,985

DEFERRED INCOME TAXES (Note 2)	545,000	527,000

Total liabilities	1,289,497	1,401,985

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares: issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares: issued and outstanding 2,018,253 shares in 2014 and 2,012,170 shares in 2013 (Note 6)	201,825	201,217
Additional paid-in capital	2,681,307	2,592,038
Retained earnings	10,455,333	9,806,563
Total stockholders’ equity	13,338,465	12,599,818
	$14,627,962	$14,001,803

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

NET SALES	$18,489,837	$17,491,408

COST OF GOODS SOLD	11,786,608	10,553,553

GROSS PROFIT	6,703,229	6,937,855

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES	5,124,764	5,368,400

RESEARCH AND DEVELOPMENT EXPENSES	664,999	649,325
	5,789,763	6,017,725

INCOME FROM OPERATIONS	913,466	920,130

OTHER	5,304	7,043

INCOME BEFORE INCOME TAXES	918,770	927,173

FEDERAL AND STATE INCOME TAXES (Note 2)	270,000	245,000

NET INCOME	$648,770	$682,173

EARNINGS PER COMMON SHARE:
Basic	$0.32	$0.34
Diluted	$0.32	$0.34

WEIGHTED AVERAGE COMMON SHARES:
Basic	2,017,144	2,006,843
Diluted	2,018,334	2,010,659

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014 AND 2013

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2012	1,998,475	$199,848	$2,470,507	$9,124,390	$11,794,745

Net income	—	—	—	682,173	682,173
Exercise of stock options	13,695	1,369	88,029	—	89,398
Tax benefit resulting from stock option exercises	—	—	19,595	—	19,595
Stock based compensation and related tax benefit	—	—	13,907	—	13,907

BALANCE AT DECEMBER 31, 2013	2,012,170	201,217	2,592,038	9,806,563	12,599,818

Net income	—	—	—	648,770	648,770
Exercise of stock options	6,083	608	45,379	—	45,987
Tax benefit resulting from stock option exercises	—	—	25,475	—	25,475
Stock based compensation and related tax benefit	—	—	18,415	—	18,415

BALANCE AT DECEMBER 31, 2014	2,018,253	$201,825	$2,681,307	$10,455,333	$13,338,465

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$648,770	$682,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	635,607	568,791
Amortization	25,775	53,314
Stock based compensation	18,415	13,907
Net gain on disposal of property, plant and equipment	(45,659)	(13,979)
Deferred income taxes	(10,000)	153,000
Changes in operating assets and liabilities:
Trade receivables	(45,475)	9,459
Inventories	(75,708)	123,922
Prepaid expenses and other assets	17,287	21,296
Income tax receivable	(121,776)	(16,400)
Accounts payable	(161,113)	(61,628)
Accrued liabilities	30,625	(4,766)
Income taxes payable	—	(62,557)
Net cash provided by operating activities	916,748	1,466,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(434,463)	(762,537)
Proceeds from disposal of property, plant and equipment	61,763	35,507
Purchases of intangibles	(56,998)	(70,604)
Purchases of short-term investments	(2,716,000)	(1,814,878)
Proceeds from sale of short-term investments	2,414,877	1,792,939
Net cash used in investing activities	(730,821)	(819,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	45,987	89,398

NET INCREASE IN CASH AND CASH EQUIVALENTS	231,914	736,357

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,704,300	967,943

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,936,214	$1,704,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes, net of taxes received of $13,026 in 2013	$401,776	$171,139

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Foreign Export Sales - IKONICS Corporation’s (the Company) traditional business has been the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces.  Customers’ applications are primarily screen printing and abrasive etching.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers.  In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (AMS) business unit, formerly named Micro-Machining, which uses the Company’s proprietary process and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by a strategic partner.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets these sales are direct to the mold maker.  The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition and large format prints.  The Company’s principal markets are throughout the United States.  In addition, the Company sells to Europe, Latin America, Asia, and other parts of the world.  The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

Foreign export sales approximated 28.4% of net sales in 2014 and 32.3% of net sales in 2013.  The Company’s trade receivables at December 31, 2014 and 2013 due from foreign customers were 30.6% and 32.5% of total trade receivables, respectively.  The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2014 or in 2013.

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

Short-Term Investments - Short-term investments consist of fully insured certificates of deposit with original maturities ranging from four to twelve months as of December 31, 2014 and 2013, respectively.

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

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year-end spot rate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 830, Foreign Currency Matters.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheet or the Statements of Income, Stockholders’ Equity and Cash Flows for 2014 and 2013.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,315,000 and $1,248,000 higher than reported at December 31, 2014 and 2013, respectively.  The inventory reserve for obsolescence was $11,000 and $15,000 at December 31, 2014 and 2013, respectively.  The major components of inventories are as follows:

	2014	2013

Raw materials	$2,020,151	$1,952,398
Work-in-progress	407,964	389,501
Finished goods	1,517,151	1,461,264
Reduction to LIFO cost	(1,314,616)	(1,248,221)

Total inventories	$2,630,650	$2,554,942

Property, Plant and Equipment — Major expenditures extending the life of the property, plant and equipment are capitalized.  Repair and maintenance costs are expensed in the period in which they are incurred.  Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years

Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3

Intangible Assets — Intangible assets consist of patents, licenses and covenants not to compete arising from business acquisitions.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms.  To the extent the undiscounted cash flows are less than the carrying value, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.

As of December 31, 2014, the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	13.4
Licenses	2.7
Non-compete agreements	0.5

Impairment of Long-lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. To date, the Company has determined that no impairment of long-lived assets exists.

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

Shares used in the calculation of diluted EPS are summarized below:

	2014	2013

Weighted average common shares outstanding	2,017,144	2,006,843
Dilutive effect of stock options	1,190	3,816
Weighted average common and common equivalent shares outstanding	2,018,334	2,010,659

At December 31, 2014, options to purchase 1,250 shares of common stock with a weighted average exercise price of $28.25 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.  There were no anti-dilutive options at December 31, 2013.

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718 Compensation — Stock Compensation.

Recent Accounting Pronouncemnts - In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the Company in our fiscal year beginning on January 1, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The

Company is currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The Company does not anticipate a material impact to the financial statements once implemented.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include the allowance for doubtful trade receivables, the reserve for inventory obsolescence, and the valuation allowance for deferred tax assets.

2. INCOME TAXES

Income tax expense for the years ended December 31, 2014 and 2013 consists of the following:

	2014	2013

Current:
Federal	$332,000	$91,000
State	15,000	1,000
	347,000	92,000
Deferred	(77,000)	153,000
	$270,000	$245,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 34% in 2014 and 34% in 2013 to income before taxes, is reconciled to income tax expense as follows:

	2014	2013

Expected provision for federal income taxes	$312,000	$315,000
State income taxes, net of federal benefit	15,000	16,000
Domestic manufacturers deduction	(33,000)	(20,000)
Non-deductible meals, entertainment, and life insurance	21,000	13,000
Prior year adjustments	(1,000)	(32,000)
Research and development credit	(31,000)	(45,000)
Valuation allowance released on capital loss utilized	(17,000)	—
Other	4,000	(2,000)
	$270,000	$245,000

Net deferred tax liabilities consist of the following as of December 31, 2014 and 2013:

	2014	2013

Deferred tax assets:
Accrued vacation	$23,000	$23,000
Inventories reserve	129,000	105,000
Allowance for doubtful accounts	4,000	9,000
Allowance for sales returns	13,000	13,000
Capital loss carryforward	—	309,000
Research and development credit carryforward	30,000	17,000
Accrued self-insured medical	9,000	—
Less valuation allowance	(30,000)	(326,000)
	178,000	150,000
Deferred tax liabilities:
Property and equipment	(462,000)	(468,000)
Intangible assets	(83,000)	(59,000)
Net deferred tax liabilities	$(367,000)	$(377,000)

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2014 and 2013 as follows:

	2014	2013

Current Assets	$178,000	$150,000
Noncurrent liabilities	(545,000)	(527,000)
	$(367,000)	$(377,000)

At December 31, 2013, the Company’s valuation allowance of $326,000 related to a capital loss carryforward of $309,000 and a Minnesota research and development credit of $17,000.  During the fourth quarter of 2014, the Company reversed $17,000 of the valuation allowance related to utilized capital loss carryforwards and wrote off the remaining $292,000 of capital loss carryforward that expired in the current year.  The remaining valuation allowance balance of $30,000 at December 31, 2014 relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2014 and 2013, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2011, 2012, 2013 and 2014.

3. INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, licenses and covenants not to compete arising from business acquisitions.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.  There were no impairment adjustments to intangible assets during the years ended December 31, 2014 or 2013.

Intangible assets at December 31, 2014 and 2013 consist of the following:

	December 31, 2014		December 31, 2013
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$402,789	$(62,676)	$345,790	$(46,692)
Licenses	50,000	(39,584)	50,000	(36,459)
Non-compete agreements	100,000	(96,658)	100,000	(89,992)
	$552,789	$(198,918)	$495,790	$(173,143)

	2014	2013
Aggregate amortization expense:
For the years ended December 31	$25,775	$53,314

Estimated amortization expense for the years ending December 31:

2015	$23,000
2016	20,000
2017	20,000
2018	18,000
2019	16,000

In connection with the license agreement, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $16,000 of expense under these agreements during 2014, and $19,000 during 2013 which have been included in selling, general and administrative expenses in the Statements of Income.

4. RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2014 and 2013 was approximately $213,000 and $208,000, respectively.

5. SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and AMS.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2014:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,846,457	$5,249,843	$4,644,082	$422,646	$326,809	$—	$18,489,837
Cost of goods sold	4,571,505	3,840,948	2,167,870	365,828	840,457	—	11,786,608
Gross profit (loss)	3,274,952	1,408,895	2,476,212	56,818	(513,648)	—	6,703,229
Selling general and adminstrative*	1,353,509	549,254	918,337	166,724	425,087	1,711,853	5,124,764
Research and development*	—	—	—	—	—	664,999	664,999
Income (loss) from operations	$1,921,443	$859,641	$1,557,875	$(109,906)	$(938,735)	$(2,376,852)	$913,466

For the year ended December 31, 2013:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,260,934	$5,641,544	$3,836,762	$407,193	$344,975	$—	$17,491,408
Cost of goods sold	4,062,141	4,057,111	1,831,047	70,343	532,911	—	10,553,553
Gross profit (loss)	3,198,793	1,584,433	2,005,715	336,850	(187,936)	—	6,937,855
Selling general and adminstrative*	1,307,154	578,084	977,574	474,782	446,803	1,584,003	5,368,400
Research and development*	—	—	—	—	—	649,325	649,325
Income (loss) from operations	$1,891,639	$1,006,349	$1,028,141	$(137,932)	$(634,739)	$(2,233,328)	$920,130

* The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2014 and December 31, 2013 were as follows:

	Dec 31, 2014	Dec 31, 2013

Domestic	$1,068,170	$1,012,057
Export	640,464	667,343
IKONICS Imaging	254,483	339,537
DTX	86,507	26,910
AMS	85,170	40,222
Unallocated	(38,466)	(35,216)

Total	$2,096,328	$2,050,853

6. STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 115,989 shares of common stock are reserved for additional grants of options under the plan at December 31, 2014.

Under the plan, the Company charged compensation cost of $18,415 and $13,907 against income in 2014 and 2013, respectively.

As of December 31, 2014, there was approximately $20,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were $45,987 for 2014 and $89,398 for 2013.

The fair value of options granted during 2014 and 2013 were estimated using the Black-Scholes option pricing model with the following assumptions:

	2014	2013

Dividend yield	0%	0%
Expected volatility	44.3%	43.9%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.7%	0.7%
Fair value of each option on grant date	$11.49	$4.72

There were 1,250 options and 4,250 options granted during 2014 and 2013, respectively.

FASB ASC 718, Compensation — Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture experience and prospective actuarial analysis, estimated at 3%.

A summary of the status of the Company’s stock option plan as of December 31, 2014 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	11,417	$8.87
Granted	1,250	28.25
Exercised	(6,083)	7.56
Expired and forfeited	(1,666)	7.77
Outstanding at December 31, 2014	4,918	$15.78	3.31	$33,126
Vested or expected to vest at December 31, 2014	4,918	$15.78	3.31	$33,126
Exercisable at December 31, 2014	916	$9.81	2.23	$9,846

The weighted-average grant date fair value of options granted was $11.49 and $4.72 for the years ended December 31, 2014 and 2013, respectively.  The total intrinsic value of options exercised was $107,639 for the year ended December 31, 2014 and $95,477 for the year ended December 31, 2013.

There were 3,000 shares of restricted stock granted and subsequently forfeited, prior to vesting, during the year ended December 31, 2014.  There were no restricted stock grants during the year ended December 31, 2013.

Restricted stock activity during the nine months ended December 31, 2014 was as follows:

	Shares	Weighted Average Price

Outstanding at January 1, 2014	—	$—
Granted	3,000	28.25
Forfeited	3,000	28.25
Outstanding at December 31, 2014	—	$—

7. CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2014, the balance at each of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

8. LINE OF CREDIT

The Company has a $1,250,000 bank line of credit that provides for working capital financing.  This line of credit is subject to renewal on May 31, 2015, is collateralized by trade receivables and inventories, and bears interest at 2.5 percentage points over 30-day LIBOR.  There were no outstanding borrowings under this line of credit at December 31, 2014 and 2013.  There are no financial covenants related to the line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. As of December 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f ) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of McGladrey LLP, independent registered public accounting firm

(ii) Balance Sheets as of December 31, 2014 and 2013

(iii) Statements of Income for the years ended December 31, 2014 and 2013

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013

(v) Statements of Cash Flows for the years ended December 31, 2014 and 2013

(vi) Notes to the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2015.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2015.

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

*William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

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