Form 10-Q
period 2015-03-31
IKONICS CORP
filed 2015-05-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Yes  ☐  No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,018,253 shares outstanding as of May 1, 2015.

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

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31	December 31
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,938,280	$1,936,214
Short-term investments	1,861,000	1,766,000
Trade receivables, less allowance of $57,000 in 2015 and $49,000 in 2014	1,750,431	2,096,328
Inventories	2,743,362	2,630,650
Prepaid expenses and other assets	266,065	86,400
Income taxes receivable	414,576	163,651
Deferred income taxes	178,000	178,000
Total current assets	9,151,714	8,857,243

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,414,837	6,247,781
Machinery and equipment	4,138,183	3,956,561
Office equipment	781,609	754,220
Vehicles	247,356	247,356
	11,581,985	11,205,918
Less accumulated depreciation	5,949,913	5,789,070
	5,632,072	5,416,848
INTANGIBLE ASSETS, less accumulated amortization of $205,361 in 2015 and $198,918 in 2014	365,424	353,871

	$15,149,210	$14,627,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$857,707	$371,181
Accrued compensation	334,564	294,706
Other accrued liabilities	297,643	78,610
Total current liabilities	1,489,914	744,497

DEFERRED INCOME TAXES	545,000	545,000
Total liabilities	2,034,914	1,289,497

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,253 shares in 2015 and 2014	201,825	201,825
Additional paid-in capital	2,686,085	2,681,307
Retained earnings	10,226,386	10,455,333
Total stockholders’ equity	13,114,296	13,338,465
	$15,149,210	$14,627,962

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months
	Ended March 31
	2015	2014
NET SALES	$3,597,889	$4,464,577
COST OF GOODS SOLD	2,497,214	2,705,424
GROSS PROFIT	1,100,675	1,759,153
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,415,597	1,300,650
RESEARCH AND DEVELOPMENT EXPENSES	155,844	143,330
INCOME (LOSS) FROM OPERATIONS	(470,766)	315,173
OTHER	1,696	1,958
INCOME (LOSS) BEFORE INCOME TAXES	(469,070)	317,131
INCOME TAX EXPENSE (BENEFIT)	(240,123)	112,216
NET INCOME (LOSS)	$(228,947)	$204,915
INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.10
Diluted	$(0.11)	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,018,253	2,012,765
Diluted	2,018,253	2,015,992

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months
	Ended March 31
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(228,947)	$204,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	160,843	158,576
Amortization	6,443	6,443
Stock based compensation	4,778	2,553
Changes in operating assets and liabilities:
Trade receivables	345,897	(162,220)
Inventories	(112,712)	(333,655)
Prepaid expenses and other assets	(179,665)	(58,704)
Income taxes receivable	(250,925)	16,400
Accounts payable	486,526	346,398
Accrued liabilities	258,891	87,351
Income taxes payable	—	85,940
Net cash provided by operating activities	491,129	353,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(376,067)	(123,852)
Proceeds from sale of equipment and vehicles	—	7,591
Purchases of intangibles	(17,996)	(16,648)
Purchases of short-term investments	(650,000)	(350,000)
Proceeds from maturity of short-term investments	555,000	554,807
Net cash (used in) provided by investing activities	(489,063)	71,898

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	13,050
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,066	438,945
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,936,214	1,704,300
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,938,280	$2,143,245
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$10,802	$9,876

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2015, and the related condensed statements of operations and cash flows for the three months ended March 31, 2015 and 2014 have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2015, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.                                      Short-Term Investments

The Company’s $1,861,000 of short-term investments at March 31, 2015 is comprised of fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.3% to 0.5%.

3.                                      Inventories

The major components of inventory are as follows:

	Mar 31, 2015	Dec 31, 2014

Raw materials	$2,079,845	$2,020,151
Work-in-progress	442,000	407,964
Finished goods	1,535,921	1,517,151
Reduction to LIFO cost	(1,314,404)	(1,314,616)

Total Inventory	$2,743,362	$2,630,650

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014

Weighted average common shares outstanding	2,018,253	2,012,765
Dilutive effect of stock options	—	3,227
Weighted average common and common equivalent shares outstanding	2,018,253	2,015,992

If the Company was in a net income position in the first quarter of 2015, 8,668 options with a weighted average exercise price of $13.99 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive.  There were no anti-dilutive options for the three months ended March 31, 2014.

5.                                      Stock-based Compensation

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.  A total of 110,989 shares of common stock are reserved and available for additional grants of equity awards under the plan at March 31, 2015.

The Company charged compensation cost of approximately $4,800 against income for the three months ended March 31, 2015 and $2,600 for the three months ended March 31, 2014.  As of March 31, 2015, there was approximately $45,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of stock options were approximately $13,000 for the three months ended March 31, 2014.  No stock options were exercised during the three months ended March 31, 2015.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The fair value of options granted during the three months ended March 31, 2015 was estimated using the Black-Scholes option pricing model with the following assumptions:

2015
Dividend yield	0%
Expected volatility	42.4%
Years	Five Years
Risk-free interest rate	1.5%
Fair value of each option on grant date	$6.14

There were 5,000 options granted during the first three months ended March 31, 2015.  No options were granted during the first three months of 2014.

Stock option activity during the three months ended March 31, 2015 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of period	4,918	$15.78
Granted	5,000	15.79
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2015	9,918	15.79
Exercisable at March 31, 2015	916	9.81

The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2015 was approximately $20,100 and $6,000, respectively.

6.                                      Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2015:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,377,789	$1,118,294	$893,765	$95,394	$112,647	$—	$3,597,889
Cost of goods sold	840,956	884,328	460,371	73,091	238,468	—	2,497,214
Gross profit (loss)	536,833	233,966	433,394	22,303	(125,821)	—	1,100,675
Selling general and adminstrative*	316,167	154,720	261,256	35,532	102,102	545,820	1,415,597
Research and development*	—	—	—	—	—	155,844	155,844
Income (loss) from operations	$220,666	$79,246	$172,138	$(13,229)	$(227,923)	$(701,664)	$(470,766)

For the three months ended March 31, 2014:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,510,164	$1,186,713	$1,561,804	$112,517	$93,379	$—	$4,464,577
Cost of goods sold	883,104	874,901	655,999	79,763	211,657	—	2,705,424
Gross profit (loss)	627,060	311,812	905,805	32,754	(118,278)	—	1,759,153
Selling general and adminstrative*	296,351	124,128	244,348	35,209	112,255	488,359	1,300,650
Research and development*	—	—	—	—	—	143,330	143,330
Income (loss) from operations	$330,709	$187,684	$661,457	$(2,455)	$(230,533)	$(631,689)	$315,173

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Accounts receivable by segment as of March 31, 2015 and December 31, 2014 were as follows:

	Mar 31, 2015	Dec 31, 2014

Domestic	$829,957	$1,068,170
Export	577,119	640,464
IKONICS Imaging	224,658	254,483
DTX	59,881	86,507
AMS	78,647	85,170
Unallocated	(19,831)	(38,466)

Total	$1,750,431	$2,096,328

7.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of March 31, 2015 and 2014, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2012, 2013, and 2014.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include statements relating to our future plans and objectives and results. Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2015 and for the same period of 2014.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Trade Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter or year-end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.  The Company also maintains a provision for any customer related returns based upon historical experience of actual returns and any specifically identified product issues, refunds or credits.

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

Results of Operations

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Net Sales.  The Company’s first quarter 2015 sales of $3.6 million were 19.4% lower than 2014 first quarter sales of $4.5 million.  Compared to the first quarter of 2014, IKONICS Imaging sales for the first quarter of 2015 decreased $668,000.  IKONICS Imaging sales in the first quarter of 2014 benefitted from a large non-recurring initial stocking order from its new distributor, JDS Industries. Lower IKONICS Imaging equipment and glass sales also contributed to the decrease in first quarter sales, year over year.  Export sales for the first quarter of 2015 also decreased $68,000 compared to the same period in 2014 as sales were negatively impacted by the weaker European economy and stronger U.S. dollar.  Lower film and emulsion sales in the first quarter of 2015 resulted in a $132,000 decrease in Domestic sales versus the same period in 2014, while DTX film sales also decreased by $17,000.  Partially offsetting these 2015 first quarter sales decreases compared to the first quarter of 2014 was a $19,000 AMS sales increase related to both improved mask and composite machining sales.

Gross Profit.  Gross profit was $1.1 million, or 30.6% of sales, in the first quarter of 2015 compared to $1.8 million, or 39.4% of sales, for the same period in 2014.  The 2014 first quarter gross margin percentage benefited from the initial stocking order from JDS Industries.  The 2014 JDS initial stocking order was mainly comprised of higher gross margin film products.  Export’s 2015 gross margin also was down compared to the same period in 2014 due to a decrease in higher margin sales to Europe.  Lower volumes also negatively impacted both Domestic and DTX gross margins in the first quarter of 2015, while the 2015 first quarter AMS gross margin was similar to the 2014 first quarter gross margin. Beginning in second half of 2016, the Company expects AMS production costs to increase and gross profit both in the aggregate and as a percentage of sales to decrease in the short term due to a building expansion to improve AMS production capacity and capabilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million, or 39.3% of sales, in the first quarter of 2015 compared to $1.3 million, or 29.1% of sales, for the same period in 2014.  The increase in selling, general and administrative expenses reflects increased health insurance expense of $50,000 related to larger than normal insurance claims in the first quarter of 2015 as the Company expenses claims as they occur.  The Company also incurred increased professional services expenses related to improving business processes and employee training.

Research and Development Expenses.  Research and development expenses during the first quarter of 2015 were $156,000, or 4.3% of sales, versus $143,000, or 3.2% of sales, for the same period in 2014.  The increase is due to higher lab supply and health insurance costs in the first quarter of 2015 compared to the same period last year.

Income Taxes. For the first quarter of 2015, the Company realized an income tax benefit of $240,000, or an effective rate of 51.2%, versus income tax expense of $112,000, or an effective rate of 35.4%, in the first quarter of 2014.  The Company’s 2015 first quarter tax benefit was due to the year to date net loss.  The increase in the effective tax rate for the first quarter of 2015 over the first quarter of 2014 is a result of the lower forecast of net income for 2015, causing the non-deductible items to have a more significant rate impact.  The income tax provision for the 2015 and 2014 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, and other non-deductible items.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1,938,000 and $1,936,000 at March 31, 2015 and December 31, 2014, respectively.  The Company generated $491,000 in cash for operating activities during the three months ended March 31, 2015, compared to generating $354,000 of cash from operating activities during the same period in 2014.  Cash provided by operating activities is primarily the result of net income (loss) adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2015, inventories increased by $113,000 due to both increased raw material and finished goods inventory levels.  The trade receivables decrease of $346,000 was related to lower sales volumes.  The Company believes that the quality of its receivables is high and that strong processes are in place to maintain proper collections.  Prepaid expenses and other assets increased $180,000, reflecting an $84,000 receivable the Company expects to receive from its health insurance stop loss carrier for reimbursement of health insurance claims in excess of the stop loss claim limit.  The $180,000 increase also includes 2015 insurance premiums paid in advance.  Accounts payable increased $487,000 due to of the timing of payments to vendors.  Accrued expenses increased $259,000, due to a $190,000 increase in unpaid health insurance claims and the timing of compensation payments while income taxes receivable increased $251,00 due to the timing of estimated tax payments compared to the calculated 2014 tax liability.

During the first three months of 2014, inventories increased by $334,000 due to an increase in finished goods inventory resulting from lower sales and the timing of raw material purchases. The trade receivables increase of $162,000 was related to increased sales volumes.  The Company believes that the quality of its receivables is high and that strong processes are in place to maintain proper collections.  Prepaid expenses and other assets increased $59,000, reflecting insurance premiums paid in advance in the first quarter of 2014.  Accounts payable increased

$346,000 due to the increase in raw material purchases and the timing of vendor payments.  Accrued expenses increased $87,000, reflecting the timing of insurance and compensation payments while income taxes receivable decreased $16,000 and income taxes payable increased $86,000 due the timing of estimated tax payments compared to the calculated 2014 tax liability.

During the first quarter of 2015, cash used in investing activities was $489,000.  Purchases of property and equipment were $376,000, mainly for upgrades to improve AMS production and process capabilities along with costs associated with mandatory elevator upgrades. Also during the first quarter of 2015, the Company incurred $18,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  The Company also invested $650,000 in three fully insured certificates of deposit during the first quarter of 2015.  Five certificates of deposit totaling $555,000 matured during the first three months of 2015.

During the first quarter of 2014, cash generated from investing activities was $72,000.  Three certificates of deposits totaling $555,000 matured during the first three months of 2014.  The Company also invested $350,000 in two fully insured certificates of deposit during the same time period.  The Company purchases of property and equipment were $124,000, mainly improvements to AMS equipment, two forklifts and a vehicle.  Also during the first quarter of 2014, the Company incurred $17,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first three months of 2014, the Company received $13,000 from financing activities from the issuance of 2,083 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first quarter of 2015.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on May 31, 2015 if not renewed.  The Company expects to obtain a similar line of credit when the current line of credit expires.  The line of credit is collateralized by trade receivables and inventories and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2015 or 2014 and there were no borrowings outstanding as of March 31, 2015 and December 31, 2014.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first three months of 2015, the Company spent $376,000 on capital expenditures.  Capital expenditures during the first three months were mainly for improvements to AMS capabilities and mandatory elevator upgrades.  The Company expects capital expenditures in 2015 of approximately $930,000.  Plans for capital expenditures include additional AMS and other production equipment, a new enterprise resource planning system (ERP) to replace the Company’s current system, research and development equipment and a vehicle.  The Company is also proceeding with a building expansion to accommodate the growth of its AMS operations.  The expansion cost currently is estimated to be approximately $3.1 million, although the expansion cost could vary based on unexpected factors that arise once construction begins.  The Company anticipates the amounts for the building expansion will be spent over the remainder of 2015 and the first half of 2016.  The Company expects to fund its capital expenditures with existing cash and investments and cash generated from operating activities and, if necessary based on the Company’s operating results and the timing of cash outlays for these projects, a renewed or replacement line of credit or bank financing following expiration of the Company’s current line of credit, which is scheduled to occur on May 31, 2015.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 31% of total sales during the first three months of 2015, compared to 27% of sales in the first quarter of 2014.  Although the percent of Export sales to total sales increased in the first quarter of 2015 versus 2014, Export sales volume for the first three months of 2015 were down compared to the same period in 2014 due the weaker European economy and stronger U.S. dollar.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2015.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2015 or 2014.

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

The Company continues to make progress on its AMS business initiative.  The Company has entered into agreements with major aerospace companies and smaller programs to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  Progress is being made on a number of these in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company is expanding its AMS capacity and patent applications.

The Company is also continuing to make progress on its DTX business initiatives.  In addition to its growing inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping. The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese and United States patents on its DTX technologies.  The Company has modified its DTX technology to enter the market for prototyping and 3D printing.

Domestically, both the Domestic IKONICS Imaging units remain profitable in mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar made this more challenging in the first quarter of 2015, and the Company anticipates continued strength of the U.S. dollar in the near term.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for the Company in its fiscal year beginning on January 1, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

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

In January 2015, FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates from GAAP the concept of extraordinary items.  ASU 2015-01 eliminates the separate presentation of extraordinary items but does not change the requirement to disclose material items that are unusual or infrequent in nature.  Eliminating the concept of extraordinary items will allow the entity to no longer have to assess whether a particular event or transaction is both unusual in nature and infrequent in occurrence.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively.  A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  The Company does not expect the provision of ASU 2015-01 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company does not expect the provision of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

PART II.                                               OTHER INFORMATION

ITEM 1.                                                Legal Proceedings

None

ITEM 1A.                                       Risk Factors

The Company is affected by risks specific to it as well as factors that affect all businesses operating in a global market.  The significant factors known to the Company that could materially adversely affect its business, financial condition or operating results or could cause its actual results to differ materially from the Company’s expectations are described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

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

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015:

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

IKONICS CORPORATION

DATE: May 14, 2015	By:	/s/ Jon Gerlach
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