Form 10-Q
period 2015-06-30
IKONICS CORP
filed 2015-08-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value - 2,018,253 shares outstanding as of August 7, 2015.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30	December 31
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,368,778	$1,936,214
Short-term investments	1,205,000	1,766,000
Trade receivables, less allowance of $56,000 in 2015 and $49,000 in 2014	2,154,908	2,096,328
Inventories	2,363,893	2,630,650
Prepaid expenses and other assets	145,920	86,400
Income taxes receivable	246,111	163,651
Deferred income taxes	178,000	178,000
Total current assets	8,662,610	8,857,243

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,500,802	6,247,781
Machinery and equipment	4,208,267	3,956,561
Office equipment	817,072	754,220
Vehicles	247,356	247,356
	11,773,497	11,205,918
Less accumulated depreciation	6,116,830	5,789,070
	5,656,667	5,416,848

INTANGIBLE ASSETS, less accumulated amortization of $212,079 in 2015 and $198,918 in 2014	325,113	353,871

	$14,644,390	$14,627,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$596,217	$371,181
Accrued compensation	248,483	294,706
Other accrued liabilities	107,015	78,610
Total current liabilities	951,715	744,497

DEFERRED INCOME TAXES	545,000	545,000

Total liabilities	1,496,715	1,289,497

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,253 shares in 2015 and 2014	201,825	201,825
Additional paid-in capital	2,691,740	2,681,307
Retained earnings	10,254,110	10,455,333
Total stockholders’ equity	13,147,675	13,338,465
	$14,644,390	$14,627,962

See notes to condensed financial statements

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2015	2014	2015	2014

NET SALES	$4,653,548	$4,924,747	$8,251,437	$9,389,323

COST OF GOODS SOLD	3,013,806	3,213,875	5,511,020	5,919,298

GROSS PROFIT	1,639,742	1,710,872	2,740,417	3,470,025
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,252,521	1,240,413	2,668,118	2,541,063

RESEARCH AND DEVELOPMENT EXPENSES	192,539	177,479	348,383	320,809
INCOME (LOSS) FROM OPERATIONS	194,682	292,980	(276,084)	608,153

OTHER	1,510	1,552	3,206	3,510

INCOME (LOSS) BEFORE INCOME TAXES	196,192	294,532	(272,878)	611,663

INCOME TAX EXPENSE (BENEFIT)	168,468	96,100	(71,655)	208,316

NET INCOME (LOSS)	$27,724	$198,432	$(201,223)	$403,347

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.01	$0.10	$(0.10)	$0.20

Diluted	$0.01	$0.10	$(0.10)	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	2,018,253	2,016,885	2,018,253	2,014,836

Diluted	2,018,792	2,019,721	2,018,253	2,016,774

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months
	Ended June 30
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(201,223)	$403,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	327,759	320,140
Amortization	13,161	12,887
Stock based compensation	10,433	11,502
Loss on disposal of property, plant and equipment	—	3,102
Loss on intangible asset abandonment	45,873	—
Changes in working capital components:
Trade receivables	(58,580)	(193,186)
Inventories	266,757	(76,405)
Prepaid expenses and other assets	(59,520)	(31,713)
Income taxes receivable	(82,460)	(33,307)
Accounts payable	225,036	(20,571)
Accrued expenses	(17,818)	(31,419)
Net cash provided by operating activities	469,418	364,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(567,578)	(403,212)
Proceeds from sales of equipment and vehicles	—	9,163
Purchases of intangibles	(30,276)	(38,590)
Purchases of short-term investments	(650,000)	(1,510,000)
Proceeds on sale of short-term investments	1,211,000	958,948
Net cash used in investing activities	(36,854)	(983,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	44,730

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	432,564	(574,584)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,936,214	1,704,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,368,778	$1,129,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes.	$10,805	$241,624

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The condensed balance sheet of  IKONICS Corporation (the “Company”) as of  June 30, 2015, and the related condensed statements of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2015, and the results of operations and cash flows for all periods presented.

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

2.                                      Short-Term Investments

The Company’s $1,205,000 of short-term investments at June 30, 2015 is comprised of fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.3% to 0.5%.

3.                                      Inventories

The major components of inventories are as follows:

	June 30, 2015	Dec 31, 2014

Raw materials	$1,854,302	$2,020,151
Work-in-progress	421,764	407,964
Finished goods	1,399,940	1,517,151
Reduction to LIFO cost	(1,312,113)	(1,314,616)

Total Inventory	$2,363,893	$2,630,650

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	June 30, 2015	June 30, 2014

Weighted average common shares outstanding	2,018,253	2,016,885
Dilutive effect of stock options	539	2,836
Weighted average common and common equivalent shares outstanding	2,018,792	2,019,721

	Six Months Ended
	June 30, 2015	June 30, 2014

Weighted average common shares outstanding	2,018,253	2,014,836
Dilutive effect of stock options	—	1,938
Weighted average common and common equivalent shares outstanding	2,018,253	2,016,774

For three months ended June 30, 2015, options to purchase 6,250 shares of common stock with a weighted average price of $18.28 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive.   Options to purchase 1,250 shares of common stock with a weighted average price of $28.25 were outstanding during the three and six months ended June 30, 2014, but were excluded from the computation of common share equivalents because they were anti-dilutive.

If the Company was in a net income position for the first six months of 2015, 5,918 options with a weighted average exercise price of $12.49 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 6,250 options with a weighted average exercise price of $18.28 would have remained excluded as the options were anti-dilutive.

5.                                      Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 12,168 were subject to outstanding options and 108,739 were reserved for future grants at June 30, 2015.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $5,700 against income for the three months ended June 30, 2015 and approximately $8,900 for the three months ended June 30, 2014.  For the first six months of 2015, the Company charged compensation cost of approximately $10,400 against income and approximately $11,500 for the same period in 2014.  As of June 30, 2015, there was approximately $51,000 of unrecognized compensation cost related to unvested share-based compensation awards granted.  That cost is expected to be recognized over the next three years.

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

Proceeds from the exercise of 5,916 stock options were approximately $45,000 for the six months ended June 30, 2014.  No stock options were exercised during the six months ended June 30, 2015.

The fair value of options granted during the six months ended June 30, 2015 and 2014 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Dividend yield	0%	0%
Expected volatility	42.3% - 42.4%	44.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.4% -1.5%	1.7%
Fair value of each option on grant date	$5.43 - $6.14	$11.49

There were 7,250 and 1,250 options granted during each of the six months ended June 30, 2015 and 2014, respectively.

Stock option activity during the six months ended June 30, 2015 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at January 1, 2015	4,918	$15.78
Granted	7,250	15.25
Exercised	—	—
Expired and forfeited	—	—
Outstanding at June 30, 2015	12,168	$15.47
Exercisable at June 30, 2015	2,833	$13.53

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2015 was approximately $18,000 and $11,000, respectively.

6.                                      Commitments

Building:

In July 2015, the Company committed to proceed with a 27,300 square-foot building expansion project. The new, 27,300 square-foot structure will contain a 20,500 square-foot production floor in addition to offices and ancillary facilities and is expected to cost $3.5 million. The building will be an addition to IKONICS 37,000 square-foot building on its Morgan Park site in western Duluth, which currently houses AMS production, warehousing, shipping and film conversion for all IKONICS business units. All AMS activities will relocate to the new facility with an expected project completion date in second quarter of 2016.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

ERP System:

During the second quarter of 2015, the Company committed to purchase $140,000 of software related to the implementation of a new Enterprise Resource Planning (ERP) system.  The new ERP system will better support and accommodate IKONICS’ operations and replacing the Company’s existing ERP system.  The total ERP system project is expected to cost approximately $400,000 and is expected to be completed by the second quarter of 2016.

Line of Credit:

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2015 or 2014 and there were no borrowings outstanding as of June 30, 2015 and 2014.  There are no financial covenants related to the line of credit.  In July 2015, the bank line of credit was increased to $2,050,000 and the interest rate was decreased to 1.8 percentage points over the 30-day LIBOR rate.  The bank line of credit expiration date did not change from May 31, 2017.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2015:

	IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,111,510	$1,337,121	$991,108	$101,662	$112,147	$—	$4,653,548
Cost of goods sold	1,207,376	1,018,025	449,116	69,003	270,286	—	3,013,806
Gross profit (loss)	904,134	319,096	541,992	32,659	(158,139)	—	1,639,742
Selling general and adminstrative*	323,730	137,271	237,167	54,711	75,557	424,085	1,252,521
Research and development*	—	—	—	—	—	192,539	192,539
Income (loss) from operations	$580,404	$181,825	$304,825	$(22,052)	$(233,696)	$(616,624)	$194,682

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2014:

	IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,089,767	$1,626,682	$1,046,592	$94,612	$67,094	$—	$4,924,747
Cost of goods sold	1,220,452	1,194,219	510,508	84,705	203,991	—	3,213,875
Gross profit (loss)	869,315	432,463	536,084	9,907	(136,897)	—	1,710,872
Selling general and adminstrative*	332,442	142,716	227,816	50,657	95,334	391,448	1,240,413
Research and development*	—	—	—	—	—	177,479	177,479
Income (loss) from operations	$536,873	$289,747	$308,268	$(40,750)	$(232,231)	$(568,927)	$292,980

For the six months ended June 30, 2015:

	IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,489,299	$2,455,415	$1,884,873	$197,056	$224,794	$—	$8,251,437
Cost of goods sold	2,048,332	1,902,353	909,487	142,094	508,754	—	5,511,020
Gross profit (loss)	1,440,967	553,062	975,386	54,962	(283,960)	—	2,740,417
Selling general and adminstrative*	639,897	291,991	498,423	90,243	177,659	969,905	2,668,118
Research and development*	—	—	—	—	—	348,383	348,383
Income (loss) from operations	$801,070	$261,071	$476,963	$(35,281)	$(461,619)	$(1,318,288)	$(276,084)

For the six months ended June 30, 2014:

	IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,599,931	$2,813,394	$2,608,396	$207,129	$160,473	$—	$9,389,323
Cost of goods sold	2,103,556	2,069,119	1,166,507	164,468	415,648	—	5,919,298
Gross profit (loss)	1,496,375	744,275	1,441,889	42,661	(255,175)	—	3,470,025
Selling general and adminstrative*	628,793	266,844	472,164	85,866	207,589	879,807	2,541,063
Research and development*	—	—	—	—	—	320,809	320,809
Income (loss) from operations	$867,582	$477,431	$969,725	$(43,205)	$(462,764)	$(1,200,616)	$608,153

*  The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	Dec 31, 2014

Domestic	$1,005,847	$1,068,170
Export	750,167	640,464
IKONICS Imaging	272,551	254,483
DTX	62,285	86,507
AMS	86,743	85,170
Unallocated	(22,685)	(38,466)

Total	$2,154,908	$2,096,328

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.                                      Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of June 30, 2015 and 2014, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2015 and for the same period of 2014.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Results of Operations

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Sales.  The Company realized a 5.5% sales decrease during the second quarter of 2015 with sales of $4.7 million, compared to $4.9 million in sales during the same period in 2014.  Second quarter sales were unfavorably impacted by the weaker European economy and the stronger U.S. dollar as Export sales decreased 17.8% to $1.3 million in the second quarter of 2015 compared to $1.6 million during the same period in 2014.  IKONICS Imaging also posted lower sales in the second quarter of 2015 with a 5.3%, or $55,000, sales decrease versus the second quarter of 2014 as glass sales for the quarter lagged behind last year.  Partially offsetting these sales decreases was a $45,000, or 67%, AMS sales increase due to growth for both composite machining and industrial masks.  Improved emulsion sales resulted in a $22,000, or 1%, Domestic sales increase for the second quarter of 2015 over the same period in 2014 while DTX sales grew by $7,000, or 7.5%, in the second quarter of 2015.

Gross Profit.  Gross profit was $1.6 million, or 35.2% of sales, in the second quarter of 2015 compared to $1.7 million, or 34.7% of sales, for the same period in 2014.  The gross profit as a percentage of sales increased in second quarter of 2015 over the same period in 2014 due to improved sales mix.  Both lower margin Export and IKONICS Imaging glass sales comprised a smaller percentage of total sales during the second quarter of 2015 versus the second quarter of 2014.  However, the lower Export and glass sales volumes negatively impacted overall gross margin dollars.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 26.9% of sales, in the second quarter of 2015 compared to $1.2 million, or 25.2% of sales, for the same period in 2014.  The slight increase in selling, general and administrative expenses reflects higher travel and trade show expenses for domestic markets in addition to consulting expenses related to the Company’s ERP system selection process.

Research and Development Expenses.  Research and development expenses during the second quarter of 2015 were $193,000, or 4.1% of sales, versus $177,000, or 3.6% of sales, for the same period in 2014.  The increase is related to a cost of $46,000 relating to abandonment of patent applications.   The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Income Taxes.  For the second quarter of 2015, the Company realized income tax expense of $168,000, or an effective rate of 85.9%, versus $96,000, or an effective rate of 32.6% for the second quarter of 2014.  The increase in the effective tax rate for the second quarter of 2015 over the second quarter of 2014 is a result of the lower earnings for 2015, causing the non-deductible items to have a more significant rate impact.  The income tax provision for the 2015 and 2014 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction and other non-deductible items.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Sales.  The Company’s sales decreased 12.1% during the first six months of 2015 to $8.3 million versus sales of $9.4 million during the first six months of 2014.  Compared to the first half of 2014, IKONICS Imaging sales for the first half of 2015 decreased $724,000.  IKONICS Imaging sales in the first six months of 2014 benefitted from a large non-recurring initial stocking order from its new distributor, JDS Industries.  Lower IKONICS Imaging equipment and glass sales also contributed to the decrease in first half sales, year over year.  Export sales for the first half of 2015 also decreased $358,000, or 12.7%, compared to the same period in 2014 as sales were negatively impacted by the weaker European economy and stronger U.S. dollar. Lower film and emulsion sales in the first half of 2015 resulted in a $111,000 decrease in Domestic sales versus the same period in 2014, while DTX film sales also decreased by $10,000.  Partially offsetting these 2015 first half sales decreases versus the same period in 2014, was a $64,000 increase in AMS sales related to both improved mask and composite machining sales.

Gross Profit.  Gross profit for the first six months of 2015 was $2.7 million, or 33.2% of sales, compared to $3.5 million, or 37.0% of sales, for the same period in 2014.  The 2014 first half gross margin percentage benefited from the initial stocking order from JDS Industries.  The 2014 JDS Industries initial stocking order was mainly comprised of film products, which have higher gross margins.  Export’s 2015 gross margin also was down compared to the same period in 2014 due to a decrease in higher margin sales to Europe.  Lower volumes also negatively impacted the Domestic gross margin in the first half of 2015.  The DTX gross margin improved in the first half of 2015 compared to the same period in 2014 due to higher 2014 maintenance costs.  The 2015 AMS first half gross margin percentage improved over the same period in 2014 due to an increase in volume although the 2015 AMS gross profit in aggregate decreased as a result of higher labor costs.  Beginning in the second half of 2016, the Company expects AMS production costs to increase and gross profit in the aggregate to decrease in the short term due to the building expansion to improve AMS production capacity and capabilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.7 million, or 32.3% of sales, in the first half of 2015 compared to $2.5 million, or 27.1% of sales, for the same period in 2014.  The increase in selling, general and administrative expenses reflects higher travel and trade show expenses for both domestic and export markets in addition to consulting expenses related the Company’s ERP system selection process and employee training.

Research and Development Expenses.  Research and development expenses during the first half of 2015 were $348,000, or 4.2% of sales, versus $321,000, or 3.4% of sales, for the same period in 2014.   The increase is related to a cost of $46,000 relating to abandonment of patent applications.   The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Income Taxes.  For the first six months of 2015, the Company realized an income tax benefit of $72,000, or an effective rate of 26.26%, compared to income tax expense of $208,000, or an effective rate of 34.1%, for the same period in 2014.  The Company’s income tax benefit for the first half of 2015 was due to the year to date net loss.  The income tax provision for 2015 and 2014 differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, other non-deductible items and state income tax.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $2.4 million and $1.9 million at June 30, 2015 and December 31, 2014, respectively.  Operating activities provided $469,000 in cash to the Company during the first six months of 2015 compared to $364,000 of cash provided by operating activities during the same period in 2014.  Cash provided by operating activities is primarily the result of net income or loss adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2015, the timing of collections resulted in a $59,000 increase in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories decreased by $267,000 due to the timing of raw material purchases and efforts to more tightly manage finished inventory levels.   Prepaid expenses and other assets increased $60,000, reflecting insurance premiums paid in advance.  Accounts payable increased $225,000 due to the timing of vendor payments.   Accrued expenses decreased $18,000, reflecting the timing of compensation payments while income taxes receivable increased $83,000 due to the timing of estimated tax payments and the volume of taxable income.

During the first six months of 2014, increased sales volumes resulted in a $193,000 increase in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories also increased by $76,000 due to the timing of raw material purchases.  Prepaid expenses and other assets increased $32,000, reflecting insurance premiums paid in advance in the first six months of 2014.  Accounts payable decreased $21,000 due to the timing of vendor payments.   Accrued expenses decreased $31,000, reflecting the timing of compensation payments while income taxes receivable increased $33,000 due to the timing of estimated tax payments compared to the calculated 2014 tax liability

During the first six months of 2015, cash used in investing activities was $37,000.  Nine certificates of deposits totaling $1.2 million matured during the first half of 2015.  The Company purchased three certificates of deposits totaling $650,000.  The Company’s purchases of property and equipment were $568,000, mainly for upgrades to improve AMS production and process capabilities along with costs associated with mandatory elevator upgrades.  Also during the first six months of 2015, the Company incurred $30,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first six months of 2014, cash used in investing activities was $984,000.  The Company purchased ten certificates of deposits totaling $1.5 million.  Six certificates of deposits totaling $959,000 matured during the first half of 2014.  The Company’s purchases of property and equipment were $403,000, mainly for improvements to AMS equipment, mandatory elevator upgrades, two forklifts and two vehicles.  The Company realized $9,000 in proceeds from the sale of two vehicles.  Also during the first six months of 2014, the Company incurred $39,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first six months of 2014, the Company received $45,000 from financing activities from the issuance of 5,916 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first six months of 2015.

A bank line of credit exists providing for borrowings of up to $1,250,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 2.5 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2015 or 2014 and there were no borrowings outstanding as of June 30, 2015 and 2014.  There are no financial covenants related to the line of credit.  In July 2015, the bank line of credit was increased to $2,050,000 and the interest rate was decreased to 1.8 percentage points over the 30-day LIBOR rate.  The bank line of credit expiration date did not change from May 31, 2017.

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

Capital Expenditures

Through the first six months of 2015, the Company spent $568,000 on capital expenditures.  Capital expenditures during the first six months were mainly for improvements to AMS capabilities and mandatory elevator upgrades.  The Company expects total capital expenditures in 2015 of approximately $950,000, excluding building expansion expenditures.  Plans for capital expenditures include additional AMS and other production equipment, a new enterprise resource planning system (ERP) to replace the Company’s current system, research and development equipment and a vehicle.  Additionally, the Company is proceeding with a building expansion to accommodate the growth of its AMS operations.  The expansion cost currently is estimated to be approximately $3.5 million, although the expansion cost could vary based on unexpected factors that arise once construction begins.  The Company anticipates the amounts for the building expansion will be spent over the remainder of 2015 and the first half of 2016.  The Company expects to fund its capital expenditures with existing cash and investments, cash generated from operating activities and utilization of the Company’s line of credit.  The amount borrowed from the line of credit is not certain and will be dependent on Company’s operating results and the timing of cash outlays for these projects.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 30% of total sales during the first six months of 2015 and 2014.   Although the percent of Export sales to total sales did not change in the first six months of 2015 versus 2014, Export sales volume for the first half of 2015 were down compared to the same period in 2014 due the weaker European economy and stronger U.S. dollar.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2015.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2015 or 2014.

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

Domestically, both the Domestic and IKONICS Imaging units remain profitable in mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar made this more challenging in the first half of 2015, and the Company anticipates continued strength of the U.S. dollar in the near term.

In addition to the $3.5 million building expansion to accommodate the AMS division and the implementation of the a new ERP system, other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company does not expect the provision of ASU 2015-03 to have a material impact on its consolidated financial statements.

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

Not applicable

ITEM 5.                                                Other Information

None

ITEM 6.                                                Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015:

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

IKONICS CORPORATION

DATE: August 13, 2015	By:	/s/ Jon Gerlach
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