Form 10-Q
period 2015-09-30
IKONICS CORP
filed 2015-11-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,018,253 shares outstanding as of November 6, 2015.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,036,527	$1,936,214
Short-term investments	225,000	1,766,000
Trade receivables, less allowance of $66,000 in 2015 and $49,000 in 2014	2,282,611	2,096,328
Inventories	2,278,361	2,630,650
Prepaid expenses and other assets	104,754	86,400
Income taxes receivable	172,750	163,651
Deferred income taxes	178,000	178,000
Total current assets	8,278,003	8,857,243

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,394,357	6,247,781
Machinery and equipment	4,273,136	3,956,561
Office equipment	946,319	754,220
Vehicles	247,356	247,356
Construction in progress	1,110,433	—
	12,971,601	11,205,918
Less accumulated depreciation	(6,279,345)	(5,789,070)
	6,692,256	5,416,848

INTANGIBLE ASSETS, less accumulated amortization of $117,749 in 2015 and $198,918 in 2014	330,806	353,871
Total assets	$15,301,065	$14,627,962

CURRENT LIABILITIES
Account payable
Trade	$451,813	$371,181
Construction	569,843	—
Accrued compensation	394,048	294,706
Other accrued liabilities	70,275	78,610
Total current liabilities	1,485,979	744,497

DEFFERRED INCOME TAXES	545,000	545,000

Total liabilities	2,030,979	1,289,497

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	-	-
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,253 shares in 2015 and 2014	201,825	201,825
Additional paid-in-capital	2,697,395	2,681,307
Retained earnings	10,370,866	10,455,333
Total stockholders’ equity	13,270,086	13,338,465
	$15,301,065	$14,627,962

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET SALES	$4,542,730	$4,478,014	$12,794,167	$13,867,337

COST OF GOODS SOLD	2,925,062	2,850,049	8,436,082	8,769,347

GROSS PROFIT	1,617,668	1,627,965	4,358,085	5,097,990

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,270,466	1,282,161	3,938,584	3,823,224

RESEARCH AND DEVELOPMENT EXPENSES	157,814	169,145	506,197	489,954

INCOME (LOSS) FROM OPERATIONS	189,388	176,659	(86,696)	784,812

OTHER	825	103	4,031	3,613

INCOME (LOSS) BEFORE INCOME TAXES	190,213	176,762	(82,665)	788,425

INCOME TAX EXPENSE	73,457	37,791	1,802	246,107

NET INCOME (LOSS)	$116,756	$138,971	$(84,467)	$542,318

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.06	$0.07	$(0.04)	$0.27
Diluted	$0.06	$0.07	$(0.04)	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,253	2,018,412	2,018,253	2,016,789
Diluted	2,018,574	2,019,806	2,018,253	2,018,237

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(84,467)	$542,318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	490,275	477,287
Amortization	18,831	19,332
Stock based compensation	16,088	14,958
Gain on sale and disposal of property, plant and equipment	—	(45,659)
Loss on intangible asset abandonment	45,873	-
Changes in working capital components:
Trade receivables	(186,283)	1,800
Inventories	352,289	(134,187)
Prepaid expenses and other assets	(18,354)	(29,867)
Income taxes receivable	(9,099)	(85,540)
Accounts payable	80,632	264,786
Accrued expenses	91,007	151,803
Net cash provided by operating activities	796,792	1,177,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(1,195,840)	(407,119)
Proceeds from sales of equipment and vehicles	—	61,763
Purchases of intangibles	(41,639)	(45,629)
Purchases of short-term investments	(650,000)	(2,296,000)
Proceeds on sale of short-term investments	2,191,000	1,964,878
Net cash provided by (used in) investing activities	303,521	(722,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	44,730

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,100,313	499,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,936,214	1,704,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,036,527	$2,203,954

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction payables incurred for building expansion and ERP project	$569,843	$—

Cash paid for income taxes	$10,901	$331,648

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2015, and the related condensed statements of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2015, and the results of operations and cash flows for all periods presented.

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

2.Short-Term Investments

The Company’s $225,000 of short-term investments at September 30, 2015 is comprised of a  fully insured certificate of deposit with an original maturity of nine months and an interest rate of 0.4%.

3.Inventories

The major components of inventories are as follows:

	Sep 30 2015	Dec 31 2014

Raw materials	$1,893,515	$2,020,151
Work-in-progress	386,843	407,964
Finished goods	1,267,579	1,517,151
Reduction to LIFO cost	(1,269,576)	(1,314,616)

Total Inventory	$2,278,361	$2,630,650

4.Earnings Per Common Share (EPS)

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30 2015	Sep 30 2014

Weighted average common shares outstanding	2,018,253	2,018,412
Dilutive effect of stock options	321	1,394
Weighted average common and common equivalent shares outstanding	2,018,574	2,019,806

	Nine Months Ended
	Sep 30 2015	Sep 30 2014

Weighted average common shares outstanding	2,018,253	2,016,789
Dilutive effect of stock options	—	1,448
Weighted average common and common equivalent shares outstanding	2,018,253	2,018,237

For three months ended September 30, 2015, options to purchase 8,500 shares of common stock with a weighted average price of $17.16 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive. Options to purchase 1,250 shares of common stock with a weighted average price of $28.25 were outstanding during the three and nine months ended September 30, 2014, but were excluded from the computation of common share equivalents because they were anti-dilutive.

If the Company was in a net income position for the first nine months of 2015, 5,918 options with a weighted average exercise price of $12.49 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 6,250 options with a weighted average exercise price of $18.28 would have remained excluded as the options were anti-dilutive.

5.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 12,168 were subject to outstanding options and 108,739 were reserved for future grants at September 30, 2015. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $5,700 against income for the three months ended September 30, 2015 and approximately $3,500 for the three months ended September 30, 2014. For the first nine months of 2015, the Company charged compensation cost of approximately $16,100 and approximately $15,000 for the same period in 2014.  As of September 30, 2015, there was approximately $45,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Proceeds from the exercise of 5,916 stock options were approximately $45,000 for the nine months ended September 30, 2014. No stock options were exercised during the nine months ended September 30, 2015.

The fair value of options granted during the nine months ended September 30, 2015 and 2014 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Dividend yield	0%	0%
Expected volatility	42.3% - 42.4%	44.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.4% - 1.5%	1.7%
Fair value of each option on grant date	$5.43 - $6.14	$ 11.49

There were 7,250 and 1,250 options granted during each of the nine months ended September 30, 2015 and 2014, respectively.

Stock option activity during the nine months ended September 30, 2015 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2015	4,918	$15.78
Granted	7,250	15.25
Exercised	—	—
Expired and forfeited	—	—
Outstanding at September 30, 2015	12,168	$15.47
Exercisable at September 30, 2015	2,833	$13.53

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2015 was approximately $14,000 and $9,000, respectively.

6.Commitments

Building:

In third quarter of 2015, the Company committed to proceed with a 27,300 square-foot building expansion project.  The new structure will contain a 20,500 square-foot production floor in addition to offices and ancillary facilities and is expected to cost $3.5 million. The expansion will be an addition to the 37,000 square-foot IKONICS building on its Morgan Park site in western Duluth, which currently houses AMS production, warehousing, shipping and film conversion for all IKONICS business units. All AMS activities will relocate to the new facility with an expected project completion date during the second quarter of 2016.  Through September 30, 2015, the Company has incurred costs of $964,000 of which $556,000 was included in construction accounts payable.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

ERP System:

During the second quarter of 2015, the Company committed to purchase $140,000 of software related to the implementation of a new Enterprise Resource Planning (ERP) system.  The new ERP system will better support and accommodate IKONICS’ operations and replace  the Company’s existing ERP system.  The total ERP system project is expected to cost approximately $400,000, and is expected to be completed by the second quarter of 2016.  Through September 30, 2015, the Company has incurred costs of $146,000 of which $14,000    was included in construction accounts payable.  Costs incurred to date are reflected in construction in progress on the Condensed Balance Sheet.

Line of Credit:

The Company has a bank line of credit providing for borrowings of up to $2,050,000 and expiring on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2015 or 2014 and there were no borrowings outstanding as of September 30, 2015 and 2014.  There are no financial covenants related to the line of credit.

7.Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,924,930	$1,367,780	$892,811	$188,074	$169,135	$—	$4,542,730
Cost of goods sold	1,115,154	1,038,354	398,520	71,986	301,048	—	2,925,062
Gross profit (loss)	809,776	329,426	494,291	116,088	(131,913)	—	1,617,668
Selling general and administrative*	321,810	147,370	259,976	44,649	78,986	417,675	1,270,466
Research and development*	—	—	—	—	—	157,814	157,814
Income (loss) from operations	$487,966	$182,056	$234,315	$71,439	$(210,899)	$(575,489)	$189,388

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2014:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,059,074	$1,299,652	$998,778	$44,850	$75,660	$—	$4,478,014
Cost of goods sold	1,175,363	916,063	468,290	90,968	199,365	—	2,850,049
Gross profit (loss)	883,711	383,589	530,488	(46,118)	(123,705)	—	1,627,965
Selling general and administrative*	343,502	136,811	235,238	35,864	109,481	421,265	1,282,161
Research and development*	—	—	—	—	—	169,145	169,145
Income (loss) from operations	$540,209	$246,778	$295,250	$(81,982)	$(233,186)	$(590,410)	$176,659

For the nine months ended September 30, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,414,229	$3,823,195	$2,777,684	$385,130	$393,929	$—	$12,794,167
Cost of goods sold	3,163,486	2,940,707	1,308,007	214,080	809,802	—	8,436,082
Gross profit (loss)	2,250,743	882,488	1,469,677	171,050	(415,873)	—	4,358,085
Selling general and administrative*	961,707	439,361	758,399	134,892	256,645	1,387,580	3,938,584
Research and development*	—	—	—	—	—	506,197	506,197
Income (loss) from operations	$1,289,036	$443,127	$711,278	$36,158	$(672,518)	$(1,893,777)	$(86,696)

For the nine months ended September 30, 2014:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,659,005	$4,113,046	$3,607,174	$251,979	$236,133	$—	$13,867,337
Cost of goods sold	3,278,919	2,985,182	1,634,797	255,436	615,013	—	8,769,347
Gross profit (loss)	2,380,086	1,127,864	1,972,377	(3,457)	(378,880)	—	5,097,990
Selling general and administrative*	972,295	403,655	707,402	121,730	317,070	1,301,072	3,823,224
Research and development*	—	—	—	—	—	489,954	489,954
Income (loss) from operations	$1,407,791	$724,209	$1,264,975	$(125,187)	$(695,950)	$(1,791,026)	$784,812

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of September 30, 2015 and December 31, 2014 were as follows:

	Sep 30 2015	Dec 31 2014

Domestic	$962,232	$1,068,170
Export	895,662	640,464
IKONICS Imaging	262,230	254,483
DTX	72,498	86,507
AMS	113,314	85,170
Unallocated	(23,325)	(38,466)

Total	$2,282,611	$2,096,328

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of September 30, 2015 and 2014, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2015 and for the same period of 2014.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Results of Operations

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Sales.  The Company had sales of $4.5 million in the third quarter of 2015 and 2014.  Third quarter sales in 2015 were favorably impacted by DTX sales which grew from $45,000 in the third quarter of 2014 to $188,000 in the third quarter of 2015.  A significant portion of the DTX sales increase is due to timing of a large film shipment realized in the third quarter of 2015, while the corresponding shipment in 2014 occurred in the fourth quarter.  Compared to the same period last year, AMS sales also increased from  $76,000 during the third quarter of 2014 to $169,000 in the third quarter of 2015 due to growth in the machining of composite parts for the aerospace industry.  The favorable timing of sales to Asia resulted in a 5.2% Export sales increase in the third quarter of 2015 versus the same period last year.  The increased Asian sales more than offset lower European sales due to the weaker European economy and the strong U.S. dollar.  Partially offsetting the sales increases, IKONICS Imaging sales decreased 10.6% from $999,000 in the third quarter of 2014 to $893,000 in the third quarter of 2015 mainly due to lower glass sales as the Company changed its glass supplier in early 2015.  Domestic also posted lower sales in the third quarter of 2015 with a 6.5%, or $134,000, sales decrease versus the third quarter of 2014 as artwork film sales for the quarter lagged behind last year due to competitive pressure.

Gross Profit.  Gross profit was $1.6 million, or 35.6% of sales, in the third quarter of 2015 compared to $1.6 million, or 36.4% of sales, for the same period in 2014.  The gross profit as a percentage of sales decreased in third quarter of 2015 over the same period in 2014 due to a less favorable  sales mix.  The Export sales increase was mainly comprised of lower margin shipments to Asia while higher margin European sales decreased.  Part of the negative margin impact from Export sales was offset by the improved DTX and AMS sales volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 28.0% of sales, in the third quarter of 2015 compared to $1.3 million, or 28.6% of sales, for the same period in 2014.  The slight decrease in selling, general and administrative expenses reflects lower personnel and consulting costs in the third quarter of 2015 versus the same period last year.  Selling, general, and administrative expenses in the third quarter of 2014 benefitted from  a $46,000 net gain on a sale of assets including a $49,000 gain recorded on a land sale.

Research and Development Expenses.  Research and development expenses during the third quarter of 2015 were $158,000, or 3.5% of sales, versus $169,000, or 3.8% of sales, for the same period in 2014.  The decrease is related to lower production trial related expenses.

Income Taxes.  For the third quarter of 2015, the Company realized income tax expense of $73,000, or an effective rate of 38.6%, versus $38,000, or an effective rate of 21.4% for the third quarter of 2014.  The effective tax rate for the third quarter of 2014 was lower primarily due to a $17,000 reduction in the valuation allowance from the utilization of the capital loss carryover.  The income tax provision for the 2015 and 2014 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction and other non-deductible items.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Sales.  The Company’s sales decreased 7.7% during the first nine months of 2015 to $12.8 million versus sales of $13.9 million during the first nine months of 2014.  Compared to the first nine months of 2014, IKONICS Imaging sales for the same period in 2015 decreased $829,000.  IKONICS Imaging sales in the first nine months of 2014 benefitted from a large non-recurring initial stocking order from its new distributor, JDS Industries.  Lower IKONICS Imaging glass sales also contributed to the decrease in sales.  Export sales for the first nine months of 2015 also decreased $290,000, or 7.0%, compared to the same period in 2014, as sales were negatively impacted by the weaker European economy and stronger U.S. dollar. Lower film and emulsion sales in the first nine months of 2015 resulted in a $245,000 decrease in Domestic sales versus the same period in 2014.    Partially offsetting these sales decreases was  a $158,000 increase in AMS sales related to both improved mask and composite machining sales, and a $133,000 DTX sales increase mainly related to the timing of a large 2015 film shipment, with the corresponding shipment in 2014 occurring in the fourth quarter.

Gross Profit.  Gross profit for the first nine months of 2015 was $4.4 million, or 34.1% of sales, compared to $5.1 million, or 36.8% of sales, for the same period in 2014.  The 2014 gross margin percentage benefited from the initial stocking order from JDS Industries.  The 2014 JDS Industries initial stocking order was mainly comprised of film products, which have higher gross margins.  Export’s 2015 gross margin for the first nine months was also down compared to the same period in 2014 due to a decrease in higher margin sales to Europe.  Lower volumes have also negatively impacted the Domestic gross margin in the first nine months of 2015.  The DTX gross margin improved in the first nine months of 2015, compared to the same period in 2014, due to the timing of a large higher margin film shipment which did not occur in 2014 until the fourth quarter.  The AMS gross margin percentage improved over the same period in 2014 due to an increase in volume.  Beginning in the second half of 2016, the Company expects AMS production costs to increase and gross profit in the aggregate to decrease in the short term due to the building expansion to improve AMS production capacity and capabilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.9 million, or 30.8% of sales, in the first nine months of 2015 compared to $3.8 million, or 27.6% of sales, for the same period in 2014.  The increase in selling, general and administrative expenses reflects higher travel and trade show expenses for both domestic and export markets in addition to consulting expenses related the Company’s ERP system selection process and employee training.  Selling, general, and administrative expenses in the third quarter of 2014 benefitted from a $46,000 net gain on  a sale of assets including a $49,000 gain recorded on a land sale.

Research and Development Expenses.  Research and development expenses during the first nine months of 2015 were $506,000, or 4.0% of sales, versus $490,000, or 3.5% of sales, for the same period in 2014.   The increase is related to a $46,000 expense from the abandonment of patent applications partially offset by lower production trial related costs.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Income Taxes.  For the first nine months of 2015, the Company realized income tax expense of $2,000, compared to income tax expense of $246,000 for the same period in 2014.  The decrease in income tax expense for the first nine months of 2015 was due to significantly lower estimated taxable income for the year.  The income tax provision for the 2015 and 2014 periods also differs from the expected tax expense due to the benefits of the domestic manufacturing deduction, other non-deductible items and state income tax.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $3.0 million and $1.9 million at September 30, 2015 and December 31, 2014, respectively.  Operating activities provided $797,000 in cash to the Company during the first nine months of 2015 compared to $1,177,000 of cash provided by operating activities during the same period in 2014.  Cash provided by operating activities is primarily the result of net income or loss adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2015, the increase in sales for the third quarter along with the timing of collections resulted in a $186,000 increase in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories decreased by $352,000 due to efforts to more tightly manage inventory levels.   Prepaid expenses and other assets increased $18,000, reflecting insurance premiums paid in advance.  Accounts payable increased $81,000 due to the timing of vendor payments.    Accrued expenses increased $91,000, reflecting the timing of compensation payments while income taxes receivable increased $9,000 due to the timing of estimated tax payments and the volume of taxable income.

During the first nine months of 2014, trade receivables decreased by $2,000 due to improved collections.    The timing of raw material purchases resulted in an inventory increase of $134,000 during the first nine months of 2014. Prepaid expenses and other assets increased $30,000, reflecting insurance premiums paid in advance in the first nine months of 2014.  Accounts payable increased $265,000 due to the timing of vendor payments.   Accrued expenses increased $152,000, reflecting the timing of compensation payments while income taxes receivable increased $86,000 due to the timing of estimated tax payments compared to the calculated 2014 tax liability

During the first nine months of 2015, cash provided by investing activities was $304,000.  Fourteen certificates of deposits totaling $2.2 million matured during the first nine months of 2015.  The Company purchased three certificates of deposits totaling $650,000 during the same period.  The Company’s purchases of property and equipment were $1.2 million, of which,  $408,000 was related to the building expansion.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities, a new ERP system, and costs associated with mandatory elevator upgrades.  Also during the first nine months of 2015, the Company incurred $42,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

During the first nine months of 2014, the Company received $45,000 from financing activities from the issuance of 5,916 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first nine months of 2015, resulting in no cash from or used for financing activities.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2015 or 2014 and there were no borrowings outstanding as of September 30, 2015 and 2014.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that since it currently carries no long-term debt and its available line of credit make it unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations.

Capital Expenditures

Through the first nine months of 2015, the Company incurred  $1,766,000 of capital expenditures of which $570,000 is included in construction accounts payable mainly for the building expansion.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities, a new ERP system, and costs associated with mandatory elevator upgrades.    The Company expects additional capital expenditures in 2015 of approximately $150,000, excluding building expansion expenditures.  Plans for capital expenditures include additional AMS and other production equipment, a new enterprise resource planning system (ERP) to replace the Company’s current system, and research and development equipment.  Additionally, the Company is proceeding with a building expansion to accommodate the growth of its AMS operations.  The expansion cost currently is estimated to be approximately $3.5 million including the $964,000 already incurred, although the expansion cost could vary based on unexpected factors that arise during construction.  The Company anticipates the remaining amounts for the building expansion will be spent over the remainder of 2015 and the first half of 2016.  Currently, the Company expects to fund its capital expenditures with existing cash and investments, cash generated from operating activities and utilization of the Company’s line of credit.  The Company is also considering term financing as a source of funds for the expansion.  The amount borrowed from the line of credit or through term financing is not certain and will be dependent on the Company’s operating results and the timing of cash outlays for these projects.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 30% of total sales during the first nine months of 2015 and 2014.   Although the percent of Export sales to total sales did not change in the first nine months of 2015 versus 2014, Export sales volume for the first nine months of 2015 were down compared to the same period in 2014 due the weaker European economy and stronger U.S. dollar.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations because the Company’s foreign sales are not concentrated in any one region of the world. The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2015.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2015 or 2014.

Future Outlook

IKONICS has spent on average approximately 4% of  sales in research and development and has made capital expenditures related to its DTX and AMS programs.  The Company plans to maintain its efforts in this area to expedite internal product development as well as to form technological alliances with outside experts to commercialize new product opportunities.

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

The Company is also continuing to pursue DTX related business initiatives.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping. The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese and United States patents on its DTX technologies.  The Company has modified its DTX technology to enter the market for prototyping and 3D printing.

Domestically, both the Domestic and IKONICS Imaging units remain profitable in mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar made this more challenging in the first nine months of 2015, and the Company anticipates continued strength of the U.S. dollar in the near term.

In addition to the $3.5 million building expansion to accommodate the AMS division and the implementation of a new ERP system, other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.    In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed statements of operations, cash flows and financial position.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted.  The Company does not expect the provision of ASU 2015-03 to have a material impact on its condensed financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.    The Company does not expect the provision of ASU 2015-16 to have a material impact on its condensed financial statements.

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

PART II.OTHER INFORMATION

ITEM 1.              Legal Proceedings

None

ITEM 1A.           Risk Factors

Not applicable

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.              Defaults upon Senior Securities

Not applicable

ITEM 4.              Mine Safety Disclosures

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[2]
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10 - SB (File No. 000-25727).
(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: November 12, 2015	By:	/s/ Jon Gerlach
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