Form 10-K
period 2015-12-31
IKONICS CORP
filed 2016-03-02
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $13,642,659 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 2,018,253 issued and outstanding as of February 26, 2016.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s three traditional businesses, Domestic, IKONICS Imaging and Export, have been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing and awards and recognition industries.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide primarily through distributors.  In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (“AMS”) business unit which uses the Company’s proprietary processes and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (“DTX”) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by a strategic partner.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets, these sales are direct to the mold maker.  The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition, large format prints, and abrasion resistance.

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

Distribution and Customers

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

The Company has a diverse customer base both domestically and abroad, with international sales accounting for 27.9% of total sales in 2015, and does not depend on one or a few customers for a material portion of its revenues.  In 2015 and 2014, no one customer accounted for more than 10% of net sales.

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

Research and Development and Intellectual Property

The Company spent 3.8% of sales, or $660,000, on research and development in 2015, and 3.6% of sales, or $665,000, in 2014.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacture of screen print stencils, photoresists for abrasive etching and acid resist and prototyping ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.  Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “IKONICS Imaging,” “Precision Abrasive Machining,” “SmartFlex,” “PhotoBrasive,” “AccuArt,”  “Nichols,” “image mate,” “Alpha FlexTrace,” “Alpha MicroCap,” and “DTX” trademarks.

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

Competition

The Company competes in its markets based on product development capability, quality, reliability, availability, technical support and price.  Though the screen printing market is much larger than the awards and recognition market, IKONICS commands significantly more market share in the latter.  IKONICS has two primary domestic competitors in its screen printing film business.  They are larger than IKONICS and possess greater resources than the Company in many areas.  The Company has numerous competitors in the market for screen print emulsions, many of whom are larger than IKONICS and possess greater resources.  The market for the Company’s abrasive etching products in the awards and recognition market has one significant competitor.  IKONICS considers itself to be the leader in this market.  There are significant competitors, using different technologies in the new markets being entered by the Company. The primary competition for AMS is from other machining methods, most of which are well established. The primary competition for DTX comes from old, well-established technologies based on wax and screen printing and new competition from laser technologies.

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

Employees

As of February 26, 2016, the Company had approximately 82 full-time employees, 77 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and AMS initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance, which would adversely affect the Company’s results of operation, financial condition and prospects.

The Company’s DTX and AMS initiatives involve new technologies that might never achieve market acceptance.  During 2015 and 2014, the Company generated operating losses in its AMS segment and in 2014 its DTX segment realized an operating loss.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

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

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its AMS and DTX business units.  The Company spent 3.8% of sales, or $660,000, on research and development in 2015 and 3.6% of sales, or $665,000, in 2014.  A substantial portion of these investments was in the Company’s AMS and DTX initiatives.  The Company plans to continue to invest significant resources in research and development on these initiatives in the foreseeable future.  The Company believes successful execution of these initiatives is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues in these business units, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

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

The Company’s AMS segment focuses primarily on customers in the aerospace industry, and its DTX segment focuses primarily on customers in the automotive industry.  The aerospace and automotive industries have experienced volatility in prior years in a manner similar to or greater than the global economy generally.  If either or both these industries experiences difficulties that reduce demand for their products generally, the Company’s results of operations, financial condition and prospects would suffer.

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

During 2015, approximately 70% of the Company’s sales, including nearly all sales of its Domestic products and nearly all of its International sales, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

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

As of December 31, 2015, the Company’s directors and officers collectively beneficially owned approximately 33.8% of its common stock outstanding as of that date.  As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an approximately 11-acre property with a 35,000 square-foot manufacturing and warehouse facility. In addition to warehousing and shipping functions, the facility accommodates the Company’s AMS business along with some manufacturing activities.  The Company also leases 3,000 square feet of warehouse space at one location in Duluth.  The lease term on this facility ends on March 31, 2016.  In 2015, the Company began construction  of a 27,300 square-foot expansion to its 35,000 square-foot warehousing and manufacturing facility.  The expansion will accommodate the Company’s growing AMS business.  The expansion project is expected to be completed in the second quarter of 2016.

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

	High	Low

Fiscal Year Ended December 31, 2015:
First Quarter	$20.43	$14.25
Second Quarter	16.00	13.75
Third Quarter	15.62	11.00
Fourth Quarter	12.00	9.76

Fiscal Year Ended December 31, 2014:
First Quarter	$31.02	$13.50
Second Quarter	29.00	19.90
Third Quarter	27.20	17.06
Fourth Quarter	17.82	14.03

As of February 24, 2016, the Company had 683 shareholders.  The Company has not declared cash dividends in the past two years and does not currently have plans to pay any cash dividends in the future. Any future declaration and payment of dividends is within the sole discretion of the Company’s board of directors.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2015 and 2014 and should be read in connection with the Company’s audited financial statements and notes thereto for the years ended December 31, 2015 and 2014, included herein.

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

Trade Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter or year-end spot rate.  The Company also maintains a provision based upon historical experience and any specifically identified issues for any customer related returns, refunds or credits.

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

Revenue Recognition.  The Company recognizes revenue on sales of products when title passes, which can occur at the time of shipment, or when the goods arrive at the customer location depending on the agreement with the customer.  The Company sells its products to both distributors and end-users.  Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser.  In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within SAB 104 and FASB ASC 605, Revenue Recognition:

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Sales.  The Company’s net sales decreased 5.0% in 2015 to $17.6 million compared to the record net sales of $18.5 million in 2014.  Compared to 2014, IKONICS Imaging sales in 2015 decreased  $691,000, or 14.9%, to $4.0 million.  IKONICS Imaging sales in 2014 benefitted from a large non-recurring initial stocking order from its new distributor, JDS Industries.  Lower IKONICS Imaging glass sales related to a change in glass suppliers also contributed to the sales decrease.  IKONICS Imaging’s previous glass supplier discontinued selling through distributors. Export sales in 2015 decreased $353,000, or 6.7%, compared to 2014 as sales were negatively impacted by the weaker European economy and stronger U.S. dollar.    European and Asian sales were most affected by the strong U.S. dollar.  Lower film and emulsion sales in 2015 resulted in a $239,000, or 3.0%, decrease in Domestic sales versus the same period in 2014.  Partially offsetting these sales decreases was a $301,000, or 92% increase in AMS sales as the Company has begun to receive repeatable production orders which the Company expects to continue through 2016.   DTX sales also increased $54,000 or 12.7% in 2015 versus 2014 as a result of higher film sales.

Gross Profit.    Gross profit in 2015 was $6.1 million, or 35.0% of sales, compared to $6.7 million, or 36.3% of sales in 2014.  The 2014 gross margin percentage benefited from the initial stocking order from JDS Industries.  That initial stocking order was mainly comprised of film products, which have higher gross margins.  Export’s 2015 gross margin was down due to a decrease in higher margin sales to Europe.    An improved sales mix offset lower Domestic volumes resulting in a higher 2015 gross margin compared to 2014.  The DTX gross margin improved to 46.5% in 2015 from 13.4% in 2014.  The 2015 DTX gross margin improvement is related to higher volumes and lower personnel and depreciation expenses.  The AMS 2015 gross margin percentage improved versus 2014 due to an increase in volume.  In 2016, the Company expects AMS production costs to increase and gross profit in the aggregate to decrease in the short term due to the completion of the building expansion to improve AMS production capacity and capabilities as the Company plans for additional repeat production orders.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.3 million, or 30.0% of sales, in 2015 compared to $5.1 million, or 27.7% of sales, in 2014.    The increase in selling, general and administrative expenses reflects higher travel and trade show expenses for domestic markets in addition to consulting expenses related the Company’s ERP system selection process and employee training.  Selling, general, and administrative expenses in 2014 benefitted from a $46,000 net gain on a sale of assets including a $49,000 gain recorded on a land sale.

Research and Development Expenses.  Research and development expenses in 2015 were $660,000, or 3.8% of sales, versus $665,000, or 3.6% of sales, in 2014.  The 2015 decrease is related to lower production trial and chemical costs partially offset by a $46,000 expense from the abandonment of patent applications.  The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Income Taxes. During 2015, the Company realized income tax expense of $90,000, or an effective rate of 40.0%, compared to income tax expense of $270,000, or an effective rate of 29.4%, for the same period in 2014.  The decrease in income tax expense from 2014 is primarily due to lower profitability in 2015.  The increase in the effective tax rate is mainly driven by a decrease in the domestic manufacturing deduction from lower profitability in 2015.  Additionally, the one-time valuation allowance release of $17,000 incurred in 2014, which did not recur in 2015, and higher rate impact of non-deductible items resulting from significantly lower pre-tax book income in 2015 also contributed the 2015 effective tax rate increase.    The income tax provision for the 2015 and 2014 periods differs from the expected tax rate due to the benefits of the domestic manufacturing deduction, credits for research and development, and other non-deductible items.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.    These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $2.2 million and $1.9 million at December 31, 2015 and 2014, respectively.  In addition to its cash, the Company also held $1.8 million of short-term investments as of December 31, 2014.  The Company held no short-term investments as of December 31, 2015.  The Company generated $1,466,000 in cash from operating activities during 2015, compared to generating $917,000 of cash from operating activities in 2014.  Cash provided by operating activities is primarily the result of the net income adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2015, inventories decreased by $511,000.  The lower inventory balance reflects efforts to tighten inventory levels on hand along with the timing of raw material purchases.  Trade receivables increased $69,000 related to increased fourth quarter sales.     Accounts payable increased $49,000 due to the timing of payments to and purchases from vendors while accrued liabilities increased $8,000.  Income taxes receivables decreased $61,000 due to the timing of estimated 2015 tax payments compared to the calculated 2015 tax liability.

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

During 2015, cash used by investing activities was $1.2 million.  Fifteen certificates of deposits totaling $2.4 million matured during 2015.  The Company purchased three certificates of deposits totaling $650,000 during the same period.  The Company’s purchases of property and equipment were $3.2 million.    Total building expansion expenditures were $2.3 million, but $315,000 of the expenditures were included as part of construction payable and not as cash used in investing activities.  Similarly, expenditures on the new ERP system in 2015 were $208,000 of which $18,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities and costs associated with mandatory elevator upgrades.  Also during 2015, the Company incurred $53,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

In 2014, the Company received $46,000 from financing activities from the issuance of 6,083 shares of common stock from the exercise of stock options.  There were no exercises of stock options in 2015, resulting in no cash from or used for financing activities.

A bank line of credit exists provides for borrowings of up to $2,050,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2015 or 2014 and there were no borrowings outstanding as of December 31, 2015 and 2014.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that since it currently carries no long-term debt and has an available line of credit,  it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations.

Capital Expenditures

In 2015, the Company incurred $3.2 million of capital expenditures, of which,  $2.3 million was related to the building expansion, including the $315,000 in construction accounts payable.  The remaining capital expenditures were mainly for upgrades to improve production and process capabilities for both AMS and the Company’s traditional businesses, a new ERP system which will be completed in 2016,  data center equipment, and costs associated with mandatory elevator upgrades, including $18,000 in construction accounts payable.

In 2014, the Company spent $434,000 on capital expenditures.  Capital expenditures in 2014 were mainly for improvements to AMS capabilities, mandatory elevator upgrades, two forklifts and two vehicles.

The Company expects capital expenditures in 2016 of approximately $2.0 million.  The total cost of the Company’s building expansion to accommodate the growth of its AMS operations is estimated to be approximately $3.5 million including the $2.3 million already incurred, although the expansion cost could vary based on unexpected factors that arise during construction.  The Company anticipates the remaining amounts for the building expansion will be spent over the first half of 2016. The Company will also incur additional costs related to the installation of its new ERP system, which will be completed in 2016, along with capital expenditures to improve AMS capacity and capabilities.  Other expenditures will be incurred to enhance emulsion and film production along with research and development.  Currently, the Company expects to fund its capital expenditures with existing cash, cash generated from operating activities and utilization of the Company’s line of credit.  The Company is also pursuing $3.5 million in permanent financing as a source of funds for the expansion.

International Activity

The Company markets its products in numerous countries in various regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2015 foreign sales of $4.9 million were approximately 27.9% of total sales, compared to the 2014 foreign sales of $5.3 million, which were 28.4% of total sales.  The Company experienced a decrease in foreign sales across all geographic regions in 2015 due to poor general economic conditions in Europe and a strong U.S. dollar.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, though a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations as of December 31, 2015.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2015 or 2014.

Future Outlook

IKONICS has spent on average approximately 4% of annual sales in research and development and has made capital expenditures related to its DTX and AMS programs.  The Company plans to maintain its efforts in this area to expedite internal product development as well as to form technological alliances with outside experts to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative.  The Company has entered into agreements with major aerospace companies along with working on smaller development programs to determine the feasibility of using its unique technologies in the production of military and commercial aircraft.  Progress is being made on a number of these in-house feasibility projects, and the Company believes that several of these could lead to ongoing business.  In anticipation of this business, the Company is expanding its AMS capacity and patent applications.

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

Domestically, both the Domestic and IKONICS Imaging units remain profitable in mature markets and require aggressive strategies to grow market share. Although there will be challenges, the Company believes these businesses will continue to grow and prosper.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar made this challenging during 2015, and the Company anticipates continued strength of the U.S. dollar in the near term.

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

In 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The Company does not anticipate a material impact to the financial statements once implemented.

In 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  The Company does not anticipate the adoption of the standard to have a material impact on the financial statements.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  The Company plans to adopt ASU No. 2015-17 in the first quarter of 2016.  The Company does not anticipate the adoption of the standard to have a material impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IKONICS Corporation

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Duluth, Minnesota
March 2, 2016

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS (Note 8)

CURRENT ASSETS:
Cash and cash equivalents (Note 7)	$2,248,466	$1,936,214
Short-term investments	—	1,766,000
Trade receivables, less allowance of $122,000 in 2015 and $49,000 in 2014 (Notes 5 and 7)	2,165,194	2,096,328
Inventories	2,119,805	2,630,650
Prepaid expenses and other assets	85,648	86,400
Income taxes receivable	102,778	163,651
Deferred income taxes (Note 2)	195,000	178,000
Total current assets	6,916,891	8,857,243

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,391,555	6,247,781
Machinery and equipment	4,275,910	3,956,561
Office equipment	933,596	754,220
Vehicles	272,141	247,356
Construction in progress	2,491,432	—
	14,364,634	11,205,918
Less accumulated depreciation	(6,407,304)	(5,789,070)
	7,957,330	5,416,848

INTANGIBLE ASSETS, less accumulated amortization of $123,957 in 2015 and $198,918 in 2014 (Note 3)	336,096	353,871
	$15,210,317	$14,627,962

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$420,245	$371,181
Construction	333,339	—
Accrued compensation	350,518	294,706
Other accrued liabilities	31,000	78,610
Total current liabilities	1,135,102	744,497

DEFERRED INCOME TAXES (Note 2)	580,000	545,000

Total liabilities	1,715,102	1,289,497

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,253 shares in 2015 and 2014	201,825	201,825
Additional paid-in-capital	2,703,050	2,681,307
Retained earnings	10,590,340	10,455,333
Total stockholders’ equity	13,495,215	13,338,465
	$15,210,317	$14,627,962

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

NET SALES	$17,562,066	$18,489,837

COST OF GOODS SOLD	11,417,474	11,786,608

GROSS PROFIT	6,144,592	6,703,229

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,263,372	5,124,764

RESEARCH AND DEVELOPMENT EXPENSES	660,402	664,999

INCOME FROM OPERATIONS	220,818	913,466

OTHER	4,189	5,304

INCOME BEFORE INCOME TAXES	225,007	918,770

FEDERAL AND STATE INCOME TAXES (Note 2)	90,000	270,000

NET INCOME	$135,007	$648,770

EARNINGS PER COMMON SHARE:
Basic	$0.07	$0.32
Diluted	$0.07	$0.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,253	2,017,144
Diluted	2,018,591	2,018,334

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015 AND 2014

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2013	2,012,170	$201,217	$2,592,038	$9,806,563	$12,599,818

Net income	—	—	—	648,770	648,770
Exercise of stock options	6,083	608	45,379	—	45,987
Tax benefit resulting from stock option exercises	—	—	25,475	—	25,475
Stock based compensation and related tax benefit	—	—	18,415	—	18,415

BALANCE AT DECEMBER 31, 2014	2,018,253	201,825	2,681,307	10,455,333	13,338,465

Net income	—	—	—	135,007	135,007
Stock based compensation and related tax benefit	—	—	21,743	—	21,743

BALANCE AT DECEMBER 31, 2015	2,018,253	$201,825	$2,703,050	$10,590,340	$13,495,215

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,007	$648,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	659,528	635,607
Amortization	25,040	25,775
Stock based compensation	21,743	18,415
Gain on sale and disposal of property, plant and equipment	—	(45,659)
Deferred income taxes	18,000	(10,000)
Loss on intangible asset abandonment	45,873	—
Changes in working capital components:
Trade receivables	(68,866)	(45,475)
Inventories	510,845	(75,708)
Prepaid expenses and other assets	752	17,287
Income tax receivable	60,873	(121,776)
Accounts payable	49,064	(161,113)
Accrued expenses	8,202	30,625
Net cash provided by operating activities	1,466,061	916,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(2,866,671)	(434,463)
Proceeds from sales of equipment and vehicles	—	61,763
Purchases of intangibles	(53,138)	(56,998)
Purchases of short-term investments	(650,000)	(2,716,000)
Proceeds on sale of short-term investments	2,416,000	2,414,877
Net cash used in investing activities	(1,153,809)	(730,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	45,987

NET INCREASE IN CASH AND CASH EQUIVALENTS	312,252	231,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,936,214	1,704,300

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,248,466	$1,936,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in construction payable	$333,339	$—

Cash paid for income taxes	$11,127	$401,776

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015 AND 2014

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Foreign Export Sales - IKONICS Corporation’s (the Company or IKONICS)  traditional business has been the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces.  Customers’ applications are primarily screen printing and abrasive etching. These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (AMS) business unit which uses the Company’s proprietary process and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers. The customer base for AMS is primarily the aerospace and electronics industries. Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The ultimate original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by a strategic partner. The Company’s business plan is to sell a suite of products including consumable fluids and transfer films. For most markets these sales are direct to the mold maker. The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition and large format prints. The Company’s principal markets are throughout the United States.  In addition, the Company sells to Europe, Latin America, Asia, and other parts of the world.  The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

Foreign export sales approximated 27.9% of net sales in 2015 and 28.4% of net sales in 2014.  The Company’s trade receivables at December 31, 2015 and 2014 due from foreign customers were 21.4% and 30.6% of total trade receivables, respectively.  The foreign export receivables are composed primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2015 or in 2014.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

A summary of the Company’s significant accounting policies follows:

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents consist of money market funds in which the carrying value approximates market value because of the short maturity of these instruments.  The money market fund utilized by IKONICS invests in United States dollar denominated securities that present minimal credit risk and consist of investments in debt securities issued or guaranteed by the United States government or by United States government agencies or instrumentalities,  repurchase agreements fully collateralized by the United States Treasury, and United States government securities.

Short-Term Investments - Short-term investments consist of fully insured certificates of deposit with original maturities ranging from four to twelve months as of December 31, 2014.  There were no short-term investments as of December 31, 2015.

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

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year-end spot rate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 830, Foreign Currency Matters.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheets or the Statements of Income, Stockholders’ Equity and Cash Flows for 2015 and 2014.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,232,000 and $1,315,000 higher than reported at December 31, 2015 and 2014, respectively.  The inventory reserve for obsolescence was $7,000 and $11,000 at December 31, 2015 and 2014, respectively. The major components of inventories are as follows:

	2015	2014

Raw materials	$1,640,098	$2,020,151
Work-in-progress	375,229	407,964
Finished goods	1,336,707	1,517,151
Reduction to LIFO cost	(1,232,229)	(1,314,616)

Total Inventory	$2,119,805	$2,630,650

Property, Plant and Equipment -  Major expenditures extending the life of the property, plant and equipment are capitalized. Repair and maintenance costs are expensed in the period in which they are incurred. Depreciation of property, plant and equipment is computed using the straight-line method over the following estimated useful lives:

Years

Buildings	15-40
Machinery and equipment	5-10
Office equipment	3-10
Vehicles	3

Intangible Assets — Intangible assets consist of patents, licenses and covenants not to compete.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms.  To the extent the undiscounted cash flows are less than the carrying value, analysis is performed based on several criteria, including, but not limited to, revenue trends, discounted operating cash flows and other operating factors to determine the impairment amount.

As of December 31, 2015, the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	11.4
Licenses	2.3
Non-compete agreements	—

Impairment of Long-lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company recognized a loss an abandonment of patents applied for of $46,000 in 2015.  To date, the Company has determined that no other loss of long-lived assets exists.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, trade receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturities of these instruments.

Revenue Recognition - The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer.  The Company sells its products to both distributors and end-users.  Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser.  In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined:

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

Shares used in the calculation of diluted EPS are summarized below:

	2015	2014

Weighted average common shares outstanding	2,018,253	2,017,144
Dilutive effect of stock options	338	1,190
Weighted average common and common equivalent shares outstanding	2,018,591	2,018,334

At December 31, 2015, options to purchase 8,500 shares of common stock with a weighted average exercise price of $17.16 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive. At December 31, 2014, options to purchase 1,250 shares of common stock with a weighted average exercise price of $28.25 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718, Compensation — Stock Compensation.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed statements of operations, cash flows and financial position.

In 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The Company does not anticipate a material impact to the financial statements once implemented.

In 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  Inventory measured using first-in, first-out (FIFO) or average cost is covered by the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  The Company does not anticipate the adoption of the standard to have a material impact on the financial statements.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  The Company plans to adopt ASU No. 2015-17 in the first quarter of 2016.  The Company does not anticipate the adoption of the standard to have a material impact on the financial statements.

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

2.          INCOME TAXES

Income tax expense for the years ended December 31, 2015 and 2014 consists of the following:

	2015	2014

Current:
Federal	$62,000	$332,000
State	10,000	15,000
	72,000	347,000
Deferred	18,000	(77,000)
	$90,000	$270,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 34% in 2015 and 2014 to income before taxes, is reconciled to income tax expense as follows:

	2015	2014

Expected provision for federal income taxes	$77,000	$312,000
State income taxes, net of federal benefit	7,000	15,000
Domestic manufacturers deduction	(6,000)	(33,000)
Non-deductible meals, entertainment, and life insurance	29,000	21,000
Research and development credit	(15,000)	(31,000)
Valuation allowance released on capital loss utilized	—	(17,000)
Other	(2,000)	3,000
	$90,000	$270,000

Net deferred tax liabilities consist of the following as of December 31, 2015 and 2014:

	2015	2014

Deferred tax assets:
Accrued vacation	$26,000	$23,000
Inventories reserve	126,000	129,000
Allowance for doubtful accounts	5,000	4,000
Allowance for sales returns	37,000	13,000
Research and development credit carryforward	45,000	30,000
Accrued self-insured medical	1,000	9,000
Less valuation allowance	(45,000)	(30,000)
	195,000	178,000
Deferred tax liabilities
Property and equipment	(494,000)	(462,000)
Intangible assets	(86,000)	(83,000)
Net deferred tax liabilities	$(385,000)	$(367,000)

The deferred tax amounts described above have been included in the accompanying balance sheet as of December 31, 2015 and 2014 as follows:

	2015	2014

Current assets	$195,000	$178,000
Noncurrent liabilities	(580,000)	(545,000)

	$(385,000)	$(367,000)

The valuation allowance balance of $45,000 and $30,000 at December 31, 2015 and 2014, respectively relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.  The change in the valuation allowance was $15,000 and $296,000 in 2015 and 2014, respectively.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2015 and 2014, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2012, 2013, 2014, and 2015.

3.          INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, licenses and covenants not to compete.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.  The Company wrote off costs related to abandoned patent applications of $46,000 in 2015.  There were no impairment adjustments to intangible assets during the year ended December 31,  2014.

Intangible assets at December 31, 2015 and 2014 consist of the following:

	December 31, 2015		December 31, 2014
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$410,053	$(81,248)	$402,789	$(62,676)
License	50,000	(42,709)	50,000	(39,584)
Non-compete agreements	—	—	100,000	(96,658)
	$460,053	$(123,957)	$552,789	$(198,918)

	2015	2014
Aggregate amortization expense:
For the years ended December 31	$25,040	$25,775

Estimated amortization expense for the years ending December 31:

2016	$24,000
2017	24,000
2018	22,000
2019	20,000
2020	20,000

In connection with the license agreement, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $15,000 of expense under these agreements during 2015, and $16,000 during 2014 which are included in selling, general and administrative expenses in the Statements of Income.

4.          RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2015 and 2014 was approximately $202,000 and $213,000, respectively.

5.          SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, DTX and AMS.  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping.  Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2015:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,607,832	$4,896,736	$3,952,929	$476,286	$628,283	$—	$17,562,066
Cost of goods sold	4,402,356	3,767,589	1,854,519	254,863	1,138,147	—	11,417,474
Gross profit (loss)	3,205,476	1,129,147	2,098,410	221,423	(509,864)	—	6,144,592
Selling, general, and administrative*	1,337,069	580,173	988,823	174,525	347,298	1,835,484	5,263,372
Research and development*	—	—	—	—	—	660,402	660,402
Income (loss) from operations	$1,868,407	$548,974	$1,109,587	$46,898	$(857,162)	$(2,495,886)	$220,818

For the year ended December 31, 2014:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,846,457	$5,249,843	$4,644,082	$422,646	$326,809	$—	$18,489,837
Cost of goods sold	4,571,505	3,840,948	2,167,870	365,828	840,457	—	11,786,608
Gross profit (loss)	3,274,952	1,408,895	2,476,212	56,818	(513,648)	—	6,703,229
Selling, general, and administrative*	1,353,509	549,254	918,337	166,724	425,087	1,711,853	5,124,764
Research and development*	—	—	—	—	—	664,999	664,999
Income (loss) from operations	$1,921,443	$859,641	$1,557,875	$(109,906)	$(938,735)	$(2,376,852)	$913,466

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2015 and December 31, 2014 were as follows:

	Dec 31 2015	Dec 31 2014

Domestic	$1,206,077	$1,068,170
Export	528,372	640,464
IKONICS Imaging	341,980	254,483
DTX	26,314	86,507
AMS	164,639	85,170
Unallocated	(102,188)	(38,466)

Total	$2,165,194	$2,096,328

6.          STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 108,739 shares of common stock are reserved for additional grants of options under the plan as of December 31, 2015.

Under the plan, the Company charged compensation cost of $21,743 and $18,415 against income in 2015 and 2014, respectively.

As of December 31, 2015, there was approximately $40,000 of unrecognized compensation cost related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were $45,987 for 2014.  There was no exercise of stock options in 2015.

The fair value of options granted during 2015 and 2014 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Dividend yield	0%	0%
Expected volatility	42.3% - 42.4%	44.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.4% - 1.5%	1.7%
Fair value of each option on grant date	$5.43 - $6.14	$ 11.49

There were 7,250 options and 1,250 options granted during 2015 and 2014, respectively.

FASB ASC 718, Compensation — Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture experience and prospective actuarial analysis, estimated at 3%.

A summary of the status of the Company’s stock option plan as of December 31, 2015 and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2015	4,918	$15.78
Granted	7,250	15.25
Exercised	—	—
Expired and forfeited	—	—
Outstanding at December 31, 2015	12,168	$15.47
Exercisable at December 31, 2015	2,833	$13.53

The weighted-average grant date fair value of options granted was $5.92 and $11.49 for the years ended December 31, 2015 and 2014, respectively.  The total intrinsic value of stock options exercised was $107,639 for the year ended December 31, 2014. No stock options were exercised in 2015.

There were 3,000 shares of restricted stock granted and subsequently forfeited, prior to vesting, during the year ended December 31, 2014.  There were no restricted stock grants issued or outstanding during the year ended December 31, 2015.

Restricted stock activity during 2014 was as follows:

		Weighted
		Average
	Shares	Price
Outstanding at January 1, 2014	—	$—
Granted	3,000	28.25
Forfeited	3,000	28.25
Outstanding at December 31, 2014	—	$—

7.          CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2015, the balance at each of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

8.          COMMITMENTS

Building:

During 2015, the Company committed to proceed with a 27,300 square-foot building expansion project.  The new structure will contain a 20,500 square-foot production floor in addition to offices and ancillary facilities and is expected to cost $3.5 million. The expansion will be in addition to the current 35,000 square-foot IKONICS building on its Morgan Park site in western Duluth, which houses AMS production, warehousing, shipping and film conversion for all IKONICS business units. All AMS activities will relocate to the new facility, with an expected project completion date during the second quarter of 2016.  Through December 31, 2015, the Company had incurred costs of $2.3 million of which $315,000 was included in construction accounts payable.  Costs incurred to date are reflected in construction in progress on the Balance Sheet.

ERP System:

During 2015, the Company committed to the purchase and implementation of a new Enterprise Resource Planning (ERP) system.  The new ERP system will better support and accommodate IKONICS’ operations and replace the Company’s existing ERP system.  The total ERP system project is expected to cost approximately $400,000, and is expected to be completed by the second quarter of 2016.  Through December 31, 2015, the Company had incurred costs of $208,000, of which $18,000 was included in construction accounts payable.  Costs incurred to date are reflected in construction in progress on the Balance Sheet.

Line of Credit:

The Company has a bank line of credit providing for borrowings of up to $2,050,000 and expiring on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during 2015 or 2014 and there were no borrowings outstanding as of December 31, 2015 and 2014.  There are no financial covenants related to the line of credit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of RSM US LLP, independent registered public accounting firm

(ii) Balance Sheets as of December 31, 2015 and 2014

(iii) Statements of Income for the years ended December 31, 2015 and 2014

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014

(v) Statements of Cash Flows for the years ended December 31, 2015 and 2014

(vi) Notes to the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2016.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2016.

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