Form 10-Q
period 2016-03-31
IKONICS CORP
filed 2016-05-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: Common Stock, $.10 par value - 2,018,753 shares outstanding as of May 1, 2016.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,065,364	$2,248,466
Trade receivables, less allowance of $70,000 in 2016 and $122,000 in 2015	2,221,256	2,165,194
Inventories	2,254,034	2,119,805
Prepaid expenses and other assets	182,122	85,648
Income taxes receivable	242,131	102,778
Total current assets	5,964,907	6,721,891

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	6,366,352	6,391,555
Machinery and equipment	4,427,722	4,275,910
Office equipment	943,511	933,596
Vehicles	272,141	272,141
Construction in progress	3,103,129	2,491,432
	15,112,855	14,364,634
Less accumulated depreciation	(6,546,593)	(6,407,304)
	8,566,262	7,957,330

INTANGIBLE ASSETS, less accumulated amortization of $130,004 in 2016 and $123,957 in 2015	344,291	336,096
	$14,875,460	$15,015,317

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable
Trade	$591,050	$420,245
Construction	96,166	333,339
Accrued compensation	397,033	350,518
Other accrued liabilities	94,561	31,000
Total current liabilities	1,178,810	1,135,102

DEFERRED INCOME TAXES	385,000	385,000

Total liabilities	1,563,810	1,520,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	-	-
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,753 shares in 2016 and 2,018,253 in 2015	201,875	201,825
Additional paid-in-capital	2,712,247	2,703,050
Retained earnings	10,397,528	10,590,340
Total stockholders’ equity	13,311,650	13,495,215
	$14,875,460	$15,015,317

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015

NET SALES	$4,013,210	$3,597,889

COST OF GOODS SOLD	2,716,536	2,497,214

GROSS PROFIT	1,296,674	1,100,675

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,439,116	1,415,597

RESEARCH AND DEVELOPMENT EXPENSES	177,864	155,844

LOSS FROM OPERATIONS	(320,306)	(470,766)

OTHER	114	1,696

LOSS BEFORE INCOME TAXES	(320,192)	(469,070)

INCOME TAX BENEFIT	(127,380)	(240,123)

NET LOSS	$(192,812)	$(228,947)

LOSS PER COMMON SHARE:
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,335	2,018,253
Diluted	2,018,335	2,018,253

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,812)	$(228,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	162,751	160,843
Amortization	6,047	6,443
Stock based compensation	5,248	4,778
Loss on sale and disposal of property, plant and equipment	8,001	—
Changes in working capital components:
Trade receivables	(56,062)	345,897
Inventories	(134,229)	(112,712)
Prepaid expenses and other assets	(96,474)	(179,665)
Income tax receivable	(139,119)	(250,925)
Accounts payable	170,805	486,526
Accrued expenses	110,076	258,891
Net cash provided by (used in) operating activities	(155,768)	491,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(1,017,857)	(376,067)
Proceeds from sales of equipment	1,000	—
Purchases of intangibles	(14,242)	(17,996)
Purchases of short-term investments	—	(650,000)
Proceeds on sale of short-term investments	—	555,000
Net cash used in investing activities	(1,031,099)	(489,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,765	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,183,102)	2,066

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,248,466	1,936,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,065,364	$1,938,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in construction accounts payable	$96,166	$—

Cash paid for income taxes	$11,740	$10,802

See notes to condensed financial statements.

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2016, and the related condensed statements of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2016, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

For comparability, certain 2015 amounts related to deferred tax assets and liabilities have been reclassified to conform with classifications adopted in 2016.  The reclassifications had no impact on net loss or stockholders’ equity.

2.Inventories

The major components of inventories are as follows:

	Mar 31, 2016	Dec 31, 2015

Raw materials	$1,841,369	$1,640,098
Work-in-progress	395,789	375,229
Finished goods	1,226,083	1,336,707
Reduction to LIFO cost	(1,209,207)	(1,232,229)

Total Inventory	$2,254,034	$2,119,805

3.Earnings Per Common Share (EPS)

Basic EPS is calculated using net loss divided by the weighted average of common shares outstanding.  Diluted EPS is calculated similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.  The options disclosed in Note 4 have been excluded from the computation because of their antidilutive effect.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2016	Mar 31, 2015

Weighted average common shares outstanding	2,018,335	2,018,253
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,018,335	2,018,253

4.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 11,668 were subject to outstanding options and 108,739 were reserved for future grants at March 31, 2016. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one to three year period.

The Company charged compensation cost of approximately $5,000 against income for the three months ended March 31, 2016 and 2015. As of March 31, 2016, there was approximately $35,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of 500 stock options were approximately $4,000 for the three months ended March 31, 2016. No stock options were exercised during the three months ended March 31, 2015.

The fair value of options granted during the three months ended March 31, 2015 was estimated using the Black-Scholes option pricing model with the following assumptions:

2015
Dividend yield	0%
Expected volatility	42.4%
Expected life of option	Five Years
Risk-free interest rate	1.5%
Fair value of each option on grant date	$ 6.14

There were 5,000 options granted during the three months ended March 31, 2015.  No options were granted during the first three months of 2016.

Stock option activity during the three months ended March 31, 2016 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2016	12,168	$15.47
Exercised	(500)	7.53
Outstanding at March 31, 2016	11,668	$15.80
Exercisable at March 31, 2016	3,999	$15.22

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2016 was approximately $1,000.

5.Commitments

Building:

During 2015, the Company committed to proceed with a 27,300 square-foot building expansion project.  The new structure will contain a 20,500 square-foot production floor in addition to offices and ancillary facilities and is expected to cost $3.5 million. The expansion will be in addition to the current 35,000 square-foot IKONICS building on its Morgan Park site in western Duluth, which houses AMS production, warehousing, shipping and film conversion for all IKONICS business units. All AMS activities will relocate to the new facility, with an expected project completion date during the second quarter of 2016.  Through March 31, 2016, the Company had incurred costs of $2.8 million, of which, $82,000 was included in construction accounts payable.  Costs incurred to date are reflected in construction in progress on the balance sheet as of March 31, 2016.

ERP System:

During 2015, the Company committed to the purchase and implementation of a new Enterprise Resource Planning (ERP) system.  The new ERP system will better support and accommodate IKONICS’ operations and replace the Company’s existing ERP system.  The total ERP system project is expected to cost approximately $400,000, and is expected to be completed by the third quarter of 2016.  Through March 31, 2016, the Company had incurred costs of $271,000, of which, $14,000 was included in construction accounts payable.  Costs incurred to date are reflected in construction in progress on the balance sheet as of March 31, 2016.

Line of Credit:

The Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2016 or 2015 and there were no borrowings outstanding as of March 31, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

6.Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,353,728	$1,243,185	$1,117,698	$76,880	$221,719	$—	$4,013,210
Cost of goods sold	846,399	962,489	539,782	35,424	332,442	—	2,716,536
Gross profit (loss)	507,329	280,696	577,916	41,456	(110,723)	—	1,296,674
Selling, general and administrative*	359,397	143,031	251,371	34,743	103,903	546,671	1,439,116
Research and development*	—	—	—	—	—	177,864	177,864
Income (loss) from operations	$147,932	$137,665	$326,545	$6,713	$(214,626)	$(724,535)	$(320,306)

For the three months ended March 31, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,377,789	$1,118,294	$893,765	$95,394	$112,647	$—	$3,597,889
Cost of goods sold	840,956	884,328	460,371	73,091	238,468	—	2,497,214
Gross profit (loss)	536,833	233,966	433,394	22,303	(125,821)	—	1,100,675
Selling, general and administrative*	316,167	154,720	261,256	35,532	102,102	545,820	1,415,597
Research and development*	—	—	—	—	—	155,844	155,844
Income (loss) from operations	$220,666	$79,246	$172,138	$(13,229)	$(227,923)	$(701,664)	$(470,766)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of March 31, 2016 and December 31, 2015 were as follows:

	Mar 31, 2016	Dec 31, 2015

Domestic	$856,957	$1,206,077
Export	772,104	528,372
IKONICS Imaging	423,531	341,980
DTX	38,444	26,314
AMS	160,122	164,639
Unallocated	(29,902)	(102,188)

Total	$2,221,256	$2,165,194

7.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of March 31, 2016 and 2015, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, in each case for tax years 2013, 2014, and 2015.

8.Subsequent Event

On April 29,  2016, the Company obtained a term note from a bank totaling  $3,415,000 aggregate principal amount.  The note carries monthly payments of $18,000 and bears an interest of 2.14% per year.  The interest rate is fixed for 5 years and will reset after that period.  The note matures in May 2041 and is secured by the Company’s facility located in Morgan Park, MN.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include statements relating to our future plans and objectives and results. Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2016 and for the same period of 2015.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Income Taxes.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Deferred tax assets and liabilities are presented as long-term on a net basis.  The Company follows the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Revenue Recognition.  The Company recognizes revenue on sales of products when title passes, which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer.  The Company sells its products to both distributors and end-users.  Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser.  In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within Staff Accounting Bulletin 104 and FASB ASC 605 Revenue Recognition:

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

a fixed or determinable sales price (the Company’s pricing is established and is not based on variable terms, as evidenced in either the Company’s invoices or the limited number of distribution agreements; the Company rarely grants extended payment terms and has no history of concessions)

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

Results of Operations

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Sales.  The Company’s 2016 first quarter sales of $4.0 million were 11.5% higher than the 2015 first quarter sales of $3.6 million.  IKONICS Imaging sales increased by 25.1% for the period from $894,000 in 2015 to $1.1 million in 2016 mainly due to the acquisition of a new customer.  AMS sales nearly doubled for the quarter, as sales grew from $113,000 in 2015 to $222,000 in 2016.  Stronger sales to both Europe and Asia increased Export sales to $1.2 million for the first quarter of 2016, an 11.2% increase over the same period in 2015.  Partially offsetting these sales increases, Domestic realized a 1.7% sales decrease in the first quarter of 2016 compared to the same period in 2015 due to weaker emulsion sales while lower film sales resulted in a 19.4% DTX sales decrease.

Gross Profit.  Gross profit was $1.3 million, or 32.3% of sales, in the first quarter of 2016 compared to $1.1 million, or 30.6% of sales, for the same period in 2015.  IKONICS Imaging gross margin for 2016 was favorably impacted by higher sales volumes, and an increase in higher margin film sales as its first quarter gross margin percentage increased from 48.5% in 2015 to 51.7% in 2016.  The DTX gross margin improved to 53.9% in the first quarter of 2016 from 23.4% in first quarter of 2015 due to lower personnel and depreciation expenses while improved sales volumes for both Export and AMS resulted in higher gross margins.  Compared to 2015, the Domestic 2016 first quarter gross margin was negatively impacted by a less favorable sales mix.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million, or 35.9% of sales, in the first quarter of 2016 compared to $1.4 million, or 39.3% of sales, for the same period in 2015.  The 2016 first quarter selling, general and administrative expenses are similar to the same period last year, but there was some increase in Domestic personnel and promotional expenses compared to the first quarter of 2015.

Research and Development Expenses.  Research and development expenses during the first quarter of 2016 were $178,000, or 4.4% of sales, versus $156,000, or 4.3%, of sales for the same period in 2015.  The increase is related to higher personnel expenses along with an increase in production trial and compliance related expenses.

Income Taxes.  For the first quarter of 2016, the Company realized an income tax benefit of $127,000, or an effective rate of 39.8%, versus income tax benefit of $240,000, or an effective rate of 51.2%, in the first quarter of 2015.  The Company’s 2016 and 2015 first quarter tax benefit was due to the year to date net loss.  The income tax provision for the 2016 and 2015 periods also differs from the expected tax expense due to the benefit of the domestic manufacturing deduction, unfavorable non-deductible items, and research and development credits generated.  The decrease in the effective rate from 2015 to 2016 is primarily due to the impact of nondeductible items against the forecasted pretax income and the benefit of the federal research and development credits which had expired in first quarter 2015 but subsequently enacted later in 2015, and now in effect for 2016.

Liquidity and Capital Resources

The Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.1 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively.  Operating activities used $156,000 in cash during the first three months of 2016 compared to $491,000 of cash provided by operating activities during the same period in 2015.  Cash used in operating activities is primarily the result of net loss adjusted for non-cash depreciation, amortization, loss on sale and disposal of property, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2016, the increase in sales for the first quarter along with the timing of collections resulted in a $56,000 increase in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories increased by $134,000 due to higher raw material levels.  Prepaid expenses and other assets increased $96,000, reflecting insurance premiums paid in advance.  Accounts payable increased $171,000 due to the timing of payments related to construction accounts payable and the timing of vendor payments.  Accrued expenses increased $110,000, reflecting the timing of compensation payments while income taxes receivable increased $139,000 due to the timing of estimated tax payments compared to the calculated 2015 tax liability.

During the first three months of 2015, inventories increased by $113,000 due to both increased raw material and finished goods inventory levels.  The trade receivables decrease of $346,000 was related to lower sales volumes.  The Company believes that the quality of its receivables is high and that strong processes are in place to maintain proper collections.  Prepaid expenses and other assets increased $180,000, reflecting an $84,000 receivable the Company expects to receive from its health insurance stop loss carrier for reimbursement of health insurance claims in excess of the stop loss claim limit.  The $180,000 increase also includes 2015 insurance premiums paid in advance.  Accounts payable increased $487,000 due to of the timing of payments to vendors.   Accrued expenses increased $259,000, due to a $190,000 increase in unpaid health insurance claims and the timing of compensation payments while income taxes receivable increased $251,000 due to the timing of estimated tax payments compared to the calculated 2014 tax liability.

During the first three months of 2016, cash used in investing activities was $1,031,000.  The Company’s purchases of property and equipment were $1,018,000.  Total building expansion expenditures were $864,000, but $82,000 of the expenditures were included as part of construction payable and not as cash used in investing activities.  Similarly, expenditures on the new ERP system in the first quarter of 2016 were $81,000 of which $14,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also, during the first three months of 2016, the Company incurred $14,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold a piece of equipment for $1,000,

During the first quarter of 2015, cash used in investing activities was $489,000.  Purchases of property and equipment were $376,000, mainly for upgrades to improve AMS production and process capabilities along with costs associated with mandatory elevator upgrades. Also during the first quarter of 2015, the Company incurred $18,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.   The Company also invested $650,000 in three fully insured certificates of deposit during the first quarter of 2015.  Five certificates of deposit totaling $555,000 matured during the first three months of 2015.

During the first three months of 2016, the Company received $4,000 from financing activities from the issuance of 500 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first three months of 2015, resulting in no cash from or used for financing activities.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2016 or 2015 and there were no borrowings outstanding as of March 31, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and the Company’s capacity for debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that since it currently carries no long-term debt and has available a line of credit it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations.

Capital Expenditures

Through the first three months of 2016, the Company incurred $781,000 of capital expenditures, of which $96,000 is included in construction accounts payable mainly for the building expansion.  The remaining capital expenditures were for upgrades to improve AMS production and process capabilities, and as well as a new ERP system.

The Company expects additional capital expenditures in 2016 of approximately $1.2 million.  The total cost of the Company’s building expansion to accommodate the growth of its AMS operations is estimated to be approximately $3.5 million, including $2.8 million already incurred, although the expansion cost could vary based on unexpected factors that arise during construction.  The Company anticipates the remaining amounts for the building expansion will be incurred in 2016.  The Company will also incur additional costs related to the installation of its new ERP system, which is expected to be completed in 2016, along with capital expenditures to improve AMS capacity and capabilities.  Other expenditures will be incurred to enhance emulsion and film production along with research and development.  Currently, the Company expects to fund its capital expenditures with existing cash, cash generated from operating activities.  In addition, on April 29, 2016 the Company secured $3.4 million in long-term financing as source of funds for the expansion.  See Note 8 of the financial statements.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 31% of total sales during the first three months of

2016 and 2015.   Although the percentage of Export sales to total sales did not change in the first three months of 2016 versus 2015, Export sales volume for the first three months of 2016 were up compared to the same period in 2015 due to improved European and Asian sales.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2016.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2016 or 2015.

Future Outlook

IKONICS has spent on average approximately 4% of annual sales in research and development and has made capital expenditures related to new products and programs.   The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative, which is now experiencing rapid growth.   The Company is in process of entering into long-term agreements for its technology with major aerospace companies and is also working on smaller development programs to determine the feasibility of using its unique technologies for new applications  for  military and commercial aircraft.   In anticipation of this growing business, the Company is expanding its AMS capacity with a 27,300 square foot expansion at its Morgan Park site.

The Company is also continuing to pursue DTX related business initiatives.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping. The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese and United States patents on its DTX technologies.  The Company has also modified its DTX technology to enter the market for prototyping. DTX was a profitable segment in 2015.

Both the Domestic  and IKONICS Imaging units remain profitable in mature markets. Although these business units  require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to significant growth.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar made this challenging during 2015, and the Company anticipates continued strength of the U.S. dollar in the near term.

In addition to the building expansion to accommodate the AMS division and the implementation of a new ERP system, other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. We do not anticipate a material impact to the financial statements once implemented.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed statements of operations, cash flows and financial position.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, now requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  The Company adopted this guidance for the quarter ended March 31, 2016 with retrospective application and reclassified comparative periods for consistency.  For 2015, a long-term deferred tax liability of $580,000 has been netted with the current deferred tax asset of $195,000 for a net deferred tax liability of $385,000

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.  The Company is currently assessing the effect that ASU No. 2016-09 will have on its consolidated financial statements.

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

None

ITEM 1A.           Risk Factors

Not applicable

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.              Defaults upon Senior Securities

Not applicable

ITEM 4.              Mine Safety Disclosures

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[2]
10.1	Financing Agreement dated April 1, 2016 by and between Duluth Economic Development Authority, the Company and Wells Fargo Bank, National Association.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10‑SB filed with the Commission on April 7, 1999 (File No. 000-25727).
(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: May 12, 2016	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended.	Incorporated by reference
10.1	Financing Agreement dated April 1, 2016 by and between Duluth Economic Development Authority, the Company and Wells Fargo Bank, National Association.	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed Electronically