Form 10-Q
period 2016-06-30
IKONICS CORP
filed 2016-08-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Registrant’s telephone number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value per share - 2,018,753 shares outstanding as of August 5, 2016.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$800,889	$2,248,466
Short-term investments	3,399,000	—
Trade receivables, less allowance of $60,000 in 2016 and $122,000 in 2015	1,811,231	2,165,194
Inventories	2,215,548	2,119,805
Prepaid expenses and other assets	141,273	85,648
Income taxes receivable	131,894	102,778
Total current assets	8,499,835	6,721,891
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,383,591	6,391,555
Machinery and equipment	4,873,106	4,275,910
Office equipment	961,770	933,596
Vehicles	272,144	272,141
Construction in progress	361,381	2,491,432
	15,851,992	14,364,634
Less accumulated depreciation	(6,691,206)	(6,407,304)
	9,160,786	7,957,330
INTANGIBLE ASSETS, less accumulated amortization of $136,113 in 2016 and $123,957 in 2015	346,335	336,096
	$18,006,956	$15,015,317
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$125,529	$—
Accounts payable
Trade	510,715	420,245
Construction	60,166	333,339
Accrued compensation	308,707	350,518
Other accrued liabilities	118,025	31,000
Total current liabilities	1,123,142	1,135,102
LONG-TERM LIABILITIES
Long-term debt, less current portion	3,141,424	—
Deferred income taxes	385,000	385,000
Total long-term liabilities	3,526,424	385,000
Total liabilities	4,649,566	1,520,102
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,753 shares in 2016 and 2,018,253 in 2015	201,875	201,825
Additional paid-in-capital	2,718,762	2,703,050
Retained earnings	10,436,753	10,590,340
Total stockholders’ equity	13,357,390	13,495,215
	$18,006,956	$15,015,317

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET SALES	$4,196,578	$4,653,548	$8,209,788	$8,251,437

COST OF GOODS SOLD	2,674,367	3,013,806	5,390,903	5,511,020

GROSS PROFIT	1,522,211	1,639,742	2,818,885	2,740,417

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,325,170	1,252,521	2,764,286	2,668,118

RESEARCH AND DEVELOPMENT EXPENSES	147,125	192,539	324,989	348,383

INCOME (LOSS) FROM OPERATIONS	49,916	194,682	(270,390)	(276,084)

INTEREST EXPENSE	(14,999)	—	(14,999)	—

OTHER	2,048	1,510	2,162	3,206

INCOME (LOSS) BEFORE INCOME TAXES	36,965	196,192	(283,227)	(272,878)

INCOME TAX EXPENSE (BENEFIT)	(2,260)	168,468	(129,640)	(71,655)

NET INCOME (LOSS)	$39,225	$27,724	$(153,587)	$(201,223)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.02	$0.01	$(0.08)	$(0.10)
Diluted	$0.02	$0.01	$(0.08)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,753	2,018,253	2,018,544	2,018,253
Diluted	2,018,833	2,018,792	2,018,544	2,018,253

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,587)	$(201,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	352,000	327,759
Amortization	14,385	13,161
Stock based compensation	11,763	10,433
Net gain on sale and disposal of property, plant and equipment	(5,750)	—
Loss on intangible asset abandonment	—	45,873
Changes in working capital components:
Trade receivables	353,963	(58,580)
Inventories	(95,743)	266,757
Prepaid expenses and other assets	(55,625)	(59,520)
Income tax receivable	(28,882)	(82,460)
Accounts payable	90,470	225,036
Accrued expenses	45,214	(17,818)
Net cash provided by operating activities	528,208	469,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(1,843,879)	(567,578)
Proceeds from sales of equipment	21,000	—
Purchases of intangibles	(22,395)	(30,276)
Purchases of short-term investments	(3,399,000)	(650,000)
Proceeds on sale of short-term investments	—	1,211,000
Net cash used in investing activities	(5,244,274)	(36,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,415,000	—
Payment on debt issuance costs	(139,418)	—
Payments on long-term debt	(10,858)	—
Proceeds from exercise of stock options	3,765	—
Net cash provided by financing activities	3,268,489	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,447,577)	432,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,248,466	1,936,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$800,889	$2,368,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in construction accounts payable	$60,166	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,699	$—
Cash received (paid) for income taxes, net of $12,700 taxes paid in 2016	$100,758	$(10,805)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2016, and the related condensed statements of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2016, and the results of operations and cash flows for all periods presented.

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

2.Short-Term Investments

The Company’s $3,399,000 of short-term investments at June 30, 2016 is comprised of fifteen fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.45% to 0.65%

3.Inventories

The major components of inventories are as follows:

	Jun 30, 2016	Dec 31, 2015

Raw materials	$1,675,957	$1,640,098
Work-in-progress	378,449	375,229
Finished goods	1,334,910	1,336,707
Reduction to LIFO cost	(1,173,768)	(1,232,229)

Total Inventories	$2,215,548	$2,119,805

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Jun 30, 2016	Jun 30, 2015

Weighted average common shares outstanding	2,018,753	2,018,253
Dilutive effect of stock options	80	539
Weighted average common and common equivalent shares outstanding	2,018,833	2,018,792

	Six Months Ended
	Jun 30, 2016	Jun 30, 2015

Weighted average common shares outstanding	2,018,544	2,018,253
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,018,544	2,018,253

For the three months ended June 30, 2016, options to purchase 11,418 shares of common stock with a weighted average price of $15.99 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive. For the three months ended June 30, 2015, options to purchase 6,250 shares of common stock with a weighted average price of $18.28 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive.

If the Company was in a net income position for the first six months of 2016, 4,750 options with a weighted average exercise price of $10.59 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive, while 11,418 options with a weighted average exercise price of $15.99 would have remained excluded as the options were anti-dilutive.

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

5.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 16,168 were subject to outstanding options and 104,239 were reserved for future grants at June 30, 2016. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $6,500 against income for the three months ended June 30, 2016 and approximately $5,700 for the three months ended June 30, 2015. For the first six months of 2016, the Company charged compensation cost of approximately $11,800 and approximately $10,400 for the same period in 2015.  As of June 30, 2016, there was approximately $46,000 of unrecognized compensation

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of 500 stock options were approximately $4,000 for the six months ended June 30, 2016. No stock options were exercised during the six months ended June 30, 2015.

The fair value of options granted during the six months ended June 30, 2016 and 2015 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Dividend yield	0%	0%
Expected volatility	42.4%	42.3% - 42.4%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.3%	1.4% - 1.5%
Fair value of each option on grant date	$ 4.02	$5.43 - $6.14

There were 4,500 and 7,250 options granted during each of the six months ended June 30, 2016 and 2015, respectively.

Stock option activity during the six months ended June 30, 2016 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2016	12,168	$15.47
Granted	4,500	10.75
Exercised	(500)	7.53
Outstanding at June 30, 2016	16,168	$14.40
Exercisable at June 30, 2016	6,417	$15.41

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2016 was approximately $3,000 and $1,000, respectively.

6.Long-Term Debt

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”).

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The closing of the sale of the Bonds occurred on April 29, 2016. The proceeds from the Loan were used to finance the construction of  a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota (the “Project”).

The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.14% per year, payable monthly, and matures on April 1, 2041. Including debt costs of approximately $139,000, the Loan’s effective interest rate is 2.77% per year.

The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) must tender the Bonds to the Issuer on April 1, 2021 and the Issuer, using solely funds furnished by the Company for such purpose, will purchase the Bonds at a purchase price of 100% of the principal amount of the outstanding Bonds, plus accrued and unpaid interest thereon. In the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.

Subject to limitations in the associated covenant agreement, the Company may cause a redemption of the Bonds, in whole or in part, in authorized denominations at the redemption prices set forth in the Financing Agreement, together with any accrued or unpaid interest to the date of redemption. The Bonds are also subject to redemption in whole in the event of certain extraordinary events related to the Project.

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis. At June 30, 2016 the Company was in compliance with all financial and non-financial covenants under the Financing Agreement.

The remaining principal payments required under the agreement for years ended December 31, and the current and long‑term portion of the principal, are as follows:

2016	$69,000
2017	140,000
2018	143,000
2019	146,000
2020	149,000
Thereafter	2,757,000
Total Principal	3,404,000
Less: Current portion	137,000
Long-term portion	$3,267,000

In connection with the agreement, the Company incurred debt issuance costs of approximately $139,000 during the six months ended June 30, 2016, which were deferred and are being amortized over the term of the Financing Agreement. Amortization of debt issuance costs was approximately $2,000 for the six months ended June 30, 2016 and is included in interest expense. Debt issuance costs of $124,000 and $13,000 are netted against long-term debt and current portion of long‑term debt, respectively as of June 30, 2016. Amortization of debt costs is expected to be approximately $9,000 in 2016 and approximately $12,000 annually for each of the next four years.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on May 31, 2017 that bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2016 or 2015 and there were no borrowings outstanding as of June 30, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all  assets of the Company.

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

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,943,516	$953,585	$999,596	$33,476	$266,405	$—	$4,196,578
Cost of goods sold	1,105,206	735,169	425,120	35,062	373,810	—	2,674,367
Gross profit (loss)	838,310	218,416	574,476	(1,586)	(107,405)	—	1,522,211
Selling, general and administrative*	345,000	159,621	247,682	39,630	123,286	409,951	1,325,170
Research and development*	—	—	—	—	—	147,125	147,125
Income (loss) from operations	$493,310	$58,795	$326,794	$(41,216)	$(230,691)	$(557,076)	$49,916

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,111,510	$1,337,121	$991,108	$101,662	$112,147	$—	$4,653,548
Cost of goods sold	1,207,376	1,018,025	449,116	69,003	270,286	—	3,013,806
Gross profit (loss)	904,134	319,096	541,992	32,659	(158,139)	—	1,639,742
Selling, general and administrative*	323,730	137,271	237,167	54,711	75,557	424,085	1,252,521
Research and development*	—	—	—	—	—	192,539	192,539
Income (loss) from operations	$580,404	$181,825	$304,825	$(22,052)	$(233,696)	$(616,624)	$194,682

For the six months ended June 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,297,244	$2,196,770	$2,117,294	$110,356	$488,124	$—	$8,209,788
Cost of goods sold	1,951,605	1,697,658	964,902	70,486	706,252	—	5,390,903
Gross profit (loss)	1,345,639	499,112	1,152,392	39,870	(218,128)	—	2,818,885
Selling, general and administrative*	704,397	302,652	499,053	74,373	227,189	956,622	2,764,286
Research and development*	—	—	—	—	—	324,989	324,989
Income (loss) from operations	$641,242	$196,460	$653,339	$(34,503)	$(445,317)	$(1,281,611)	$(270,390)

For the six months ended June 30, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,489,299	$2,455,415	$1,884,873	$197,056	$224,794	$—	$8,251,437
Cost of goods sold	2,048,332	1,902,353	909,487	142,094	508,754	—	5,511,020
Gross profit (loss)	1,440,967	553,062	975,386	54,962	(283,960)	—	2,740,417
Selling, general and administrative*	639,897	291,991	498,423	90,243	177,659	969,905	2,668,118
Research and development*	—	—	—	—	—	348,383	348,383
Income (loss) from operations	$801,070	$261,071	$476,963	$(35,281)	$(461,619)	$(1,318,288)	$(276,084)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of June 30, 2016 and December 31, 2015 were as follows:

	Jun 30, 2016	Dec 31, 2015

Domestic	$914,249	$1,206,077
Export	512,699	528,372
IKONICS Imaging	240,468	341,980
DTX	16,664	26,314
AMS	162,093	164,639
Unallocated	(34,942)	(102,188)

Total	$1,811,231	$2,165,194

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of June 30, 2016 and December 31, 2015, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2016 and first six months of 2016, as well as the same periods of 2015.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Trade Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter or year-end spot rate in accordance with the Financial Accounting Standards Board (“FASB”) ASC 830, Foreign Currency Matters.  The Company also maintains a provision for any customer related returns based upon historical experience of actual returns and any specifically identified product issues, refunds or credits.

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

Revenue Recognition.  The Company recognizes revenue on sales of products when title passes which can occur at the time of shipment or when the goods arrive at the customer location depending on the agreement with the customer.  The Company sells its products to both distributors and end-users.  Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser.    In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within Staff Accounting Bulletin No. 104 and FASB ASC 605, Revenue Recognition:

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

Results of Operations

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Sales.    The Company realized a 9.8% sales decrease during the second quarter of 2016 with sales of $4.2 million, compared to $4.7 million in sales during the same period in 2015.  Second quarter sales were unfavorably impacted by weaker sales to both Asian and Latin American countries as Export sales decreased 28.7% to $1.0 million in the second quarter of 2016 compared to $1.3 million during the same period in 2015.  Domestic also posted lower sales in the second quarter of 2016 with an 8.0%, or $168,000, sales decrease versus the second quarter of 2015 as sales were down across all product groups.  DTX sales decreased from $102,000 in the second quarter of 2015 to $33,000 in the same period in 2016 due to a temporary decrease in demand for film from its largest customer.  Partially offsetting these sales decreases was a $154,000, or 137.5%, AMS sales increase due to growth for its composite machining.  IKONICS Imaging also posted an $8,000, or 0.9%, sales increase in the second quarter of 2016 as sales grew to $1.0 million versus $991,000 for the same period last year.

Gross Profit.  Gross profit was $1.5 million, or 36.3% of sales, in the second quarter of 2016 compared to $1.6 million, or 35.2% of sales, for the same period in 2015.  The gross profit as a percentage of sales increased in second quarter of 2016 over the same period in 2015 due to improved sales mix.  Lower margin Export sales comprised 22.7% of total 2016 second quarter sales compared to 28.7% of total sales in the second quarter of 2015.  The 2016 second quarter gross margin percentage was also favorably impacted by higher AMS sales volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 31.6% of sales, in the second quarter of 2016 compared to $1.3 million, or 26.9% of sales, for the same period in 2015.    The increase in second quarter selling, general and administrative expense as a percentage in 2016 versus the same period in 2015 is related to an increase in AMS promotional efforts along with higher Exports sales expenses related to Asian markets.

Research and Development Expenses.  Research and development expenses during the second quarter of 2016 were $147,000, or 3.5% of sales, versus $193,000, or 4.1% of sales, for the same period in 2015. In second quarter of 2015 the Company incurred a $46,000 expense related to the abandonment of patent applications.   The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Interest Expense.  Interest expense for the second quarter of 2016 was $15,000.  The interest expense is related to a $3.4 million financing agreement the Company entered into during the second quarter of 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  See note 6 to the condensed financial statements for additional detail about the financing agreement.  There was no interest expense in 2015.

Income Taxes.  For the first six months of 2016, the Company realized an income tax benefit of $130,000, or an effective rate of 45.8%, compared to income tax benefit of $72,000, or an effective rate of 26.3%, for the same period in 2015.  The increase in the effective tax rate for 2016 over 2015 is primarily due to the impact of non‑deductible items.  In 2016, the unfavorable non‑deductible items increased the effective tax rate, while they decreased the 2015 effective tax rate due to forecasted pre‑tax losses.  The income tax provision for the 2016 and 2015 periods differ from expected tax benefit due to unfavorable non-deductible items, generation of research and development tax credits, and a favorable domestic manufacturing deduction in 2015.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Sales.  The Company’s sales decreased 0.5% during the first six months of 2016 to $8.2 million versus sales of $8.3 million during the first six months of 2015.  Compared to the first six months of 2015, Export sales for the same period in 2016 decreased $259,000, or 10.5%, as sales were down across all regions except for Europe.    Domestic also realized lower sales for the first half of 2016 with a $192,000, or 5.5%, sales decrease versus the first six months of 2015 as sales were down across all product groups.  DTX sales decreased 44.0% from $197,000 in the first half of 2015 to $110,000 in the same period in 2016 due to a temporary decrease in demand for film from its largest customer.  Partially offsetting these sales decreases was a $263,000, or 117.1%, AMS sales increase due to growth for its composite machining.  IKONICS Imaging sales increased by 12.3% for the period from $1,885,000 to $2,117,000, mainly related to the acquisition of a new customer.

Gross Profit.   Gross profit was $2.8 million, or 34.3% of sales, in the first half of 2016 compared to $2.7 million, or 33.2% of sales, for the same period in 2015.  IKONICS Imaging gross margin for 2016 was favorably impacted by higher sales volumes, and an increase in higher margin film sales as its six-month gross margin percentage increased from 51.7% in 2015 to 54.4% in 2016.  Despite lower volumes, the DTX gross margin improved to 36.1% in the first half of 2016 from 27.9% in first half of 2015 due to lower personnel and depreciation expenses while improved AMS sales volumes resulted in higher gross margins.  Compared to the same period in 2015, the Domestic 2016 gross margin for the first six months was negatively impacted by lower volumes as Domestic’s gross margin decreased from 41.3% in 2015 to 40.8% in 2016 while Export’s gross margin at 22.7% in the first half of 2016 was similar to the 22.5% Export gross margin for the first half of 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.8 million, or 33.7% of sales, in the first six months of 2016 compared to $2.7 million, or 32.3% of sales, for the same period in 2015.  The increase in selling, general and administrative expenses reflects promotional and trade show expenses for both Domestic and AMS markets in addition to higher Exports sales expenses related to Asia.

Research and Development Expenses.    Research and development expenses during the first half of 2016 were $325,000, or 4.0% of sales, versus $348,000, or 4.2% of sales, for the same period in 2015. In 2015 the Company incurred a $46,000 expense related to the abandonment of patent applications.   The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Interest Expense.  Interest expense for the first six months of 2016 was $15,000.  The interest expense is related to a $3.4 million financing agreement the Company entered into during the second quarter of 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  See note 6 to the condensed financial statements for additional detail about the financing agreement.  There was no interest expense in 2015.

Income Taxes.  For the first six months of 2016, the Company realized an income tax benefit of $130,000, or an effective rate of 45.8%, compared to income tax benefit of $72,000, or an effective rate of 26.3%, for the same period in 2015.  The increase in the effective tax rate for 2016 over 2015 is primarily due to the impact of non-deductible items.  In 2016, the unfavorable non-deductible items increased the effective tax rate, while they decreased the 2015 effective tax rate due to forecasted pre-tax losses.  The income tax provision for the 2016 and 2015 periods differ from expected tax benefit due to unfavorable non-deductible items, generation of research and development tax credits, and a favorable domestic manufacturing deduction in 2015.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained in the second quarter of 2016, the Company has primarily financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $801,000 and $2.2 million at June 30, 2016 and December 31, 2015, respectively.  Operating activities provided $528,000 in cash during the first six months of 2016 compared to $469,000 of cash provided by operating activities during the same period in 2015.  Cash used in operating activities is primarily the result of a net loss adjusted for non-cash depreciation, amortization, loss on sale and disposal of property, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2016, the decrease in sales along with the timing of collections resulted in a $354,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.    Inventories increased by $96,000 due to higher raw material levels.  Prepaid expenses and other assets increased $56,000, reflecting insurance premiums paid in advance.  Accounts payable increased $90,000 due to the timing of vendor payments.  Accrued expenses increased $45,000, reflecting the timing of compensation payments while income taxes receivable increased $29,000 due to the timing of estimated tax payments compared to the calculated 2016 tax liability.

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

During the first six months of 2016, cash used in investing activities was $5,244,000.  The Company purchased fifteen certificates of deposits totaling $3,399,000.  The Company’s cash purchases of property and equipment were $1,844,000.  Total building expansion expenditures were $1,395,000, but $23,000 of the expenditures were included as part of construction payable and not as cash used in investing activities.  Similarly, expenditures on the new ERP system in the first six months of 2016 were $171,000 of which $37,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also during the first six months of 2016, the Company incurred $22,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold equipment for $21,000.

During the first six months of 2015, cash used in investing activities was $37,000.  Nine certificates of deposits totaling $1,211,000 matured during the first half of 2015.  The Company purchased three certificates of deposits totaling $650,000.  The Company’s purchases of property and equipment were $568,000, mainly for upgrades to improve AMS production and process capabilities along with costs associated with mandatory elevator upgrades.  Also during the first six months of 2015, the Company incurred $30,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first six months of 2016 the Company received $3,268,000 from financing activities.   The Company secured a loan of $3,415,000 to finance the expansion of its AMS facility.  Related to the securing the loan, the Company paid $139,000 in debt issuance costs and made a principal payment of $11,000.   During the first six months of 2016, the Company received $4,000 from the issuance of 500 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first six months of 2015 or any other financing activities, resulting in no cash from or used for financing activities.

On April 1, 2016, the Company entered into a financing agreement to borrow $3,415,000.  The proceeds from the loan were used to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.14% per year, payable monthly, and matures on April 1, 2041. Including debt costs of approximately $139,000, the Loan’s effective interest rate is 2.77% per year.  The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis. At June 30, 2016, the Company was in compliance with all financial and non-financial covenants under the financing agreement.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2016 or 2015 and there were no borrowings outstanding as of June 30, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and secured through debt financing, short term investments along with the Company’s capacity for additional debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that since it has excess cash and an available line of credit, it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations.

Capital Expenditures

Through the first six months of 2016, the Company incurred $1,784,000 of capital expenditures, of which $60,000 is included in construction accounts payable.  Most the expenditures were related to the AMS building expansion.  The remaining capital expenditures were for upgrades to improve AMS production and process capabilities, and as well as for a new ERP system.

The Company expects additional capital expenditures in 2016 of approximately $250,000.  The building expansion was completed during the six months ended June 30, 2016 and no additional significant expenditures related to the expansion project are anticipated.  The Company will incur additional costs related to the installation of its new ERP system, which is expected to be completed in 2016, along with capital expenditures to improve AMS capacity and capabilities.  Other expenditures will be incurred to enhance emulsion and film production along with research and development.  Currently, the Company expects to fund its capital expenditures with existing cash, short-term investments and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 26.8% of total sales during the first six months of 2016 compared to 29.8% of total sales for the same period in 2015.  Except for Europe the Company realized lower sales across all areas.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2016.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2016 or 2015.

Future Outlook

IKONICS has spent on average approximately 4% of annual sales in research and development and has made capital expenditures related to new products and programs.   The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative, which is now experiencing rapid growth.    The Company has two long-term agreements in place for its technology with major aerospace companies and is negotiating a third.    In anticipation of this growing business, the Company has increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site.

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

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to significant growth.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging, and the Company anticipates continued strength of the U.S. dollar exacerbated by the decision of the United Kingdom to leave the European Union.

In addition to the building expansion to accommodate the AMS division and the implementation of a new ERP system, other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. We do not anticipate a material impact to the financial statements once implemented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014‑09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed statements of operations, cash flows and financial position.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, now requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  The Company adopted this guidance for the quarter ended March 31, 2016 with retrospective application and reclassified comparative periods for consistency.  For 2015, a long-term deferred tax liability of $580,000 has been netted with the current deferred tax asset of $195,000 for a net deferred tax liability of $385,000.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. Companies are required to adopt the standard retrospectively. The standard will result in all deferred financing costs, excluding transaction costs incurred in connection with securing revolving credit facilities, being deducted from long-term debt obligations in our consolidated balance sheets.  The Company adopted the provisions of ASU No. 2015-03.  The effect of the adoption did not result in a change to equity or net income.

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted.  The Company is currently assessing the effect that ASU No. 2016-09 will have on its financial statements.

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

None

ITEM 1A.           Risk Factors

Not applicable

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.              Defaults upon Senior Securities

Not applicable

ITEM 4.              Mine Safety Disclosures

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[2]
10.1	Financing Agreement dated April 1, 2016 by and between Duluth Economic Development Authority, the Company and Wells Fargo Bank, National Association.[3]
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-25727).
(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).
(3)	Incorporated by reference to the like numbered Exhibit to the Company’s Quarterly Report on Form 10‑Q filed with the Commission on May 12, 2016 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: August 12, 2016	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by reference
3.2	By-Laws of the Company, as amended.	Incorporated by reference
10.1	Financing Agreement dated April 1, 2016 by and between Duluth Economic Development Authority, the Company and Wells Fargo Bank, National Association	Incorporated by reference
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.	Filed Electronically
32	Section 1350 Certifications.	Filed Electronically
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	Filed Electronically