Form 10-Q
period 2016-09-30
IKONICS CORP
filed 2016-11-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value per share - 2,018,753 shares outstanding as of November 5, 2016.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$917,032	$2,248,466
Short-term investments	3,399,000	—
Trade receivables, less allowance of $52,000 in 2016 and $122,000 in 2015	2,154,232	2,165,194
Inventories	2,079,133	2,119,805
Prepaid expenses and other assets	178,521	85,648
Income taxes receivable	71,779	102,778
Total current assets	8,799,697	6,721,891
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,189,743	6,391,555
Machinery and equipment	4,904,353	4,275,910
Office equipment	1,157,909	933,596
Vehicles	272,144	272,141
Construction in progress	398,725	2,491,432
	15,922,874	14,364,634
Less accumulated depreciation	(6,892,090)	(6,407,304)
	9,030,784	7,957,330
INTANGIBLE ASSETS, less accumulated amortization of $142,593 in 2016 and $123,957 in 2015	343,302	336,096
	$18,173,783	$15,015,317
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$126,419	$—
Accounts payable
Trade	747,241	420,245
Construction	8,778	333,339
Accrued compensation	253,228	350,518
Other accrued liabilities	97,192	31,000
Total current liabilities	1,232,858	1,135,102
LONG-TERM LIABILITIES
Long-term debt, less current portion	3,109,647	—
Deferred income taxes	385,000	385,000
Total long-term liabilities	3,494,647	385,000
Total liabilities	4,727,505	1,520,102
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,753 shares in 2016 and 2,018,253 in 2015	201,875	201,825
Additional paid-in-capital	2,725,384	2,703,050
Retained earnings	10,519,019	10,590,340
Total stockholders’ equity	13,446,278	13,495,215
	$18,173,783	$15,015,317

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET SALES	$4,607,501	$4,542,730	$12,817,289	$12,794,167

COST OF GOODS SOLD	2,940,027	2,925,062	8,330,930	8,436,082

GROSS PROFIT	1,667,474	1,617,668	4,486,359	4,358,085

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,357,605	1,270,466	4,121,891	3,938,584

RESEARCH AND DEVELOPMENT EXPENSES	150,176	157,814	475,165	506,197

INCOME (LOSS) FROM OPERATIONS	159,693	189,388	(110,697)	(86,696)

INTEREST EXPENSE	(21,721)	—	(36,720)	—

OTHER	4,519	825	6,681	4,031

INCOME (LOSS) BEFORE INCOME TAXES	142,491	190,213	(140,736)	(82,665)

INCOME TAX EXPENSE (BENEFIT)	60,225	73,457	(69,415)	1,802

NET INCOME (LOSS)	$82,266	$116,756	$(71,321)	$(84,467)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$0.06	$(0.04)	$(0.04)
Diluted	$0.04	$0.06	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,753	2,018,253	2,018,614	2,018,253
Diluted	2,018,842	2,018,574	2,018,614	2,018,253

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,321)	$(84,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	552,885	490,275
Amortization	24,094	18,831
Stock based compensation	18,384	16,088
Net gain on sale and disposal of property, plant and equipment	(5,750)	—
Loss on intangible asset abandonment	—	45,873
Changes in working capital components:
Trade receivables	10,962	(186,283)
Inventories	40,672	352,289
Prepaid expenses and other assets	(92,873)	(18,354)
Income tax receivable	31,234	(9,099)
Accounts payable	326,996	80,632
Accrued expenses	(31,098)	91,007
Net cash provided by operating activities	804,185	796,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(1,966,150)	(1,195,840)
Proceeds from sales of equipment	21,000	—
Purchases of intangibles	(25,842)	(41,639)
Purchases of short-term investments	(3,399,000)	(650,000)
Proceeds on sale of short-term investments	—	2,191,000
Net cash provided by (used in) investing activities	(5,369,992)	303,521

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,415,000	—
Payment of debt issuance costs	(139,418)	—
Payments on long-term debt	(44,974)	—
Proceeds from exercise of stock options	3,765	—
Net cash provided by financing activities	3,234,373	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,331,434)	1,100,313

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,248,466	1,936,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$917,032	$3,036,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in construction accounts payable	$8,778	$569,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$25,252	$—
Cash received (paid) for income taxes, net of $12,807 taxes paid in 2016	$100,649	$(10,901)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2016, and the related condensed statements of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2016, and the results of operations and cash flows for all periods presented.

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

2.Short-Term Investments

The Company’s $3,399,000 of short-term investments at September 30, 2016 is comprised of fifteen fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.45% to 0.65%

3.Inventories

The major components of inventories are as follows:

	Sep 30, 2016	Dec 31, 2015

Raw materials	$1,606,841	$1,640,098
Work-in-progress	364,879	375,229
Finished goods	1,255,502	1,336,707
Reduction to LIFO cost	(1,148,089)	(1,232,229)

Total Inventories	$2,079,133	$2,119,805

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2016	Sep 30, 2015

Weighted average common shares outstanding	2,018,753	2,018,253
Dilutive effect of stock options	89	321
Weighted average common and common equivalent shares outstanding	2,018,842	2,018,574

	Nine Months Ended
	Sep 30, 2016	Sep 30, 2015

Weighted average common shares outstanding	2,018,614	2,018,253
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,018,614	2,018,253

For the three months ended September 30, 2016, options to purchase 11,418 shares of common stock with a weighted average price of $15.99 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive. For the three months ended September 30, 2015, options to purchase 8,500 shares of common stock with a weighted average price of $17.16 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive.

If the Company was in a net income position for the first nine months of 2016, 4,750 options with a weighted average exercise price of $10.58 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive, while 11,418 options with a weighted average exercise price of $15.99 would have remained excluded as the options were anti-dilutive.

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

5.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 16,168 were subject to outstanding options and 104,239 were reserved for future grants at September 30, 2016. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $6,600 against income for the three months ended September 30, 2016 and approximately $5,700 for the three months ended September 30, 2015. For the first nine months of 2016, the Company charged compensation cost of approximately $18,400 and approximately $16,100 for the same period in 2015.  As of September 30, 2016, there was approximately $39,500 of

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of 500 stock options were approximately $4,000 for the nine months ended September 30, 2016. No stock options were exercised during the nine months ended September 30, 2015.

The fair value of options granted during the nine months ended September 30, 2016 and 2015 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Dividend yield	0%	0%
Expected volatility	42.4%	42.3% - 42.4%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.3%	1.4% - 1.5%
Fair value of each option on grant date	$ 4.02	$5.43 - $6.14

There were 4,500 and 7,250 options granted during each of the nine months ended September 30, 2016 and 2015, respectively.

Stock option activity during the nine months ended September 30, 2016 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2016	12,168	$15.47
Granted	4,500	10.75
Exercised	(500)	7.53
Outstanding at September 30, 2016	16,168	$14.40
Exercisable at September 30, 2016	6,417	$15.41

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2016 was approximately $4,000 and $1,000, respectively.

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

The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) may tender the Bonds to the Issuer on April 1, 2021, which would result in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time. If in the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.

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

The remaining principal payments required under the agreement for years ended December 31, and the current and long‑term portion of the principal, are as follows:

2016	$35,000
2017	140,000
2018	143,000
2019	146,000
2020	149,000
Thereafter	2,757,000
Total Principal	3,370,000
Less: Unamortized debt issuance costs	134,000
Less: Current portion	126,000
Long-term portion	$3,110,000

In connection with the agreement, the Company incurred debt issuance costs of approximately $139,000 during the nine months ended September 30, 2016, which were deferred and are being amortized over the term of the Financing Agreement. Amortization of debt issuance costs was approximately $5,000 for the nine months ended September 30, 2016 and is included in interest expense. Debt issuance costs of $121,000 and $13,000 are netted against long-term debt and current portion of long‑term debt, respectively as of September 30, 2016. Amortization of debt costs is expected to be approximately $3,000 for the remainder of 2016 and approximately $12,000 annually for each of the next four years.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on May 31, 2017 that bears interest at 1.8 percentage

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2016 or 2015 and there were no borrowings outstanding as of September 30, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

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

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,981,212	$1,273,923	$879,712	$195,890	$276,764	$—	$4,607,501
Cost of goods sold	1,115,507	956,953	413,385	49,924	404,258	—	2,940,027
Gross profit (loss)	865,705	316,970	466,327	145,966	(127,494)	—	1,667,474
Selling, general and administrative*	330,578	169,858	260,810	35,595	94,993	465,771	1,357,605
Research and development*	—	—	—	—	—	150,176	150,176
Income (loss) from operations	$535,127	$147,112	$205,517	$110,371	$(222,487)	$(615,947)	$159,693

For the three months ended September 30, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,924,930	$1,367,780	$892,811	$188,074	$169,135	$—	$4,542,730
Cost of goods sold	1,115,154	1,038,354	398,520	71,986	301,048	—	2,925,062
Gross profit (loss)	809,776	329,426	494,291	116,088	(131,913)	—	1,617,668
Selling, general and administrative*	321,810	147,370	259,976	44,649	78,986	417,675	1,270,466
Research and development*	—	—	—	—	—	157,814	157,814
Income (loss) from operations	$487,966	$182,056	$234,315	$71,439	$(210,899)	$(575,489)	$189,388

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,278,456	$3,470,693	$2,997,006	$306,246	$764,888	$—	$12,817,289
Cost of goods sold	3,067,112	2,654,611	1,378,287	120,410	1,110,510	—	8,330,930
Gross profit (loss)	2,211,344	816,082	1,618,719	185,836	(345,622)	—	4,486,359
Selling, general and administrative*	1,034,975	472,510	759,863	109,968	322,182	1,422,393	4,121,891
Research and development*	—	—	—	—	—	475,165	475,165
Income (loss) from operations	$1,176,369	$343,572	$858,856	$75,868	$(667,804)	$(1,897,558)	$(110,697)

For the nine months ended September 30, 2015:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,414,229	$3,823,195	$2,777,684	$385,130	$393,929	$—	$12,794,167
Cost of goods sold	3,163,486	2,940,707	1,308,007	214,080	809,802	—	8,436,082
Gross profit (loss)	2,250,743	882,488	1,469,677	171,050	(415,873)	—	4,358,085
Selling, general and administrative*	961,707	439,361	758,399	134,892	256,645	1,387,580	3,938,584
Research and development*	—	—	—	—	—	506,197	506,197
Income (loss) from operations	$1,289,036	$443,127	$711,278	$36,158	$(672,518)	$(1,893,777)	$(86,696)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of September 30, 2016 and December 31, 2015 were as follows:

	Sep 30, 2016	Dec 31, 2015

Domestic	$1,094,858	$1,206,077
Export	467,452	528,372
IKONICS Imaging	327,855	341,980
DTX	52,039	26,314
AMS	242,749	164,639
Unallocated	(30,721)	(102,188)

Total	$2,154,232	$2,165,194

8.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of September 30, 2016 and December 31, 2015, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2016 and first nine months of 2016, as well as the same periods of 2015.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Results of Operations

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Sales.    The Company realized a 1.4% sales increase during the third quarter of 2016 with sales of $4.6 million, compared to $4.5 million in sales during the same period in 2015.  Third quarter sales were favorably impacted by an AMS sales increase due to growth from its composite machining.  AMS sales for the third quarter of 2016  increased by 63.6% from $169,000 in 2015 to $277,000.  Domestic sales also realized a 2.9% sales increase in the third quarter as sales grew from $1.9 million in 2015 to $2.0 million in 2016 mainly due to stronger emulsion sales.  DTX sales increased to $196,000 in the third quarter of 2016, a 4.2% increase over the same period in 2015.  Partially offsetting these sale increases was a $94,000, or 6.9%, decrease in Export sales for the third quarter of 2016 versus the same period in 2015 mainly related to weaker sales to both Asia and Latin America.    IKONICS Imaging also posted lower sales in the third quarter of 2016 with a 1.5%, or $13,000, sales decrease compared to the third quarter of 2015.

Gross Profit.  Gross profit was $1.7 million, or 36.2% of sales, in the third quarter of 2016 compared to $1.6 million, or 35.6% of sales, for the same period in 2015.  The gross profit as a percentage of sales increased in third quarter of 2016 over the same period in 2015 due to improved sales mix.  Lower margin Export sales comprised 27.6% of total 2016 third quarter sales compared to 30.1% of total sales in the third quarter of 2015.  The 2016 third quarter gross margin percentage was also favorably impacted by higher AMS sales volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million, or 29.5% of sales, in the third quarter of 2016 compared to $1.3 million, or 28.0% of sales, for the same period in 2015.    The increase in third quarter selling, general and administrative expense in 2016 versus the same period in 2015 is related to an increase in higher Exports sales expenses related to Asian markets along with an increase in travel costs.

Research and Development Expenses.  Research and development expenses during the third quarter of 2016 were $150,000, or 3.3% of sales, versus $158,000, or 3.5% of sales, for the same period in 2015.  The lower 2016 third quarter costs were related to a decrease in production trial run expenses.

Interest Expense.  Interest expense for the third quarter of 2016 was $22,000.  The interest expense is related to a $3.4 million financing agreement the Company entered into during the second quarter of 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  See note 6 to the condensed financial statements for additional detail about the financing agreement.  There was no interest expense in 2015.

Income Taxes. For the third quarter of 2016, the Company realized income tax expense of $60,000, or an effective rate of 42.3%, versus income tax expense of $73,000, or an effective rate of 38.6%, for the third quarter of 2015.  The increase in the effective tax rate for the third quarter of 2016 over the third quarter of 2015 is primarily due to the lower earnings for the quarter, causing the non-deductible items to have a more significant rate impact. The income tax provision for the 2016 and 2015 periods differ from expected tax expense (benefit) due to unfavorable non-deductible items offset by the generation of research and development tax credits.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Sales.  The Company’s sales during the first  nine months of 2016 of  $12.8 million were flat with sales for the first nine months of 2015.  AMS posted a $371,000, or 94.2%, sales increase due to growth for its composite machining.  IKONICS Imaging sales also increased by 7.9% for the period from $2.8 million in 2015 to $3.0 million in 2016, mainly related to the acquisition of a new customer.  Partially offsetting these sales increases was  a drop in Export sales.  Compared to the first nine months of 2015, Export sales for the same period in 2016 decreased $353,000, or 9.2%, as sales were down across all regions except for Europe.    Domestic also realized lower sales for the first nine months of 2016 with a $136,000, or 2.5%, sales decrease versus the first nine months of 2015 as sales were down across all product groups.  DTX sales decreased 20.5% from $385,000 in the first nine months of 2015 to $306,000 in the same period in 2016 due to a decrease in demand for film from its largest customer in the first quarter of 2016.

Gross Profit.   Gross profit was $4.5 million, or 35% of sales, in the first nine months of 2016 compared to $4.4 million, or 34.1% of sales, for the same period in 2015.  IKONICS Imaging gross margin for 2016 was favorably impacted by higher sales volumes, and an increase in higher margin film sales as its nine-month gross margin percentage increased from 52.9% in 2015 to 54.0% in 2016.  Despite lower volumes, the DTX gross margin improved to 60.7% in the first nine months of 2016 from 44.4% in the comparable period of 2015 due to lower personnel and depreciation expenses while improved AMS sales volumes resulted in higher gross margins.  Domestic and Export gross margin percentages for the first nine months of 2016 also improved slightly compared to the same period in 2015.  Lower raw material costs resulted in Domestic’s gross margin improving from 41.6% in 2015 to 41.9% and Export’s gross margin improving to 23.5% in 2016 from 23.1% in  2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.1 million, or 32.2% of sales, in the first nine months of 2016 compared to $3.9 million, or 30.8% of sales, for the same period in 2015.  The increase in selling, general and administrative expenses reflects promotional and trade show expenses for both Domestic and AMS markets in addition to higher Exports sales expenses related to Asia.

Research and Development Expenses.    Research and development expenses during the first nine months of 2016 were $475,000, or 3.7% of sales, versus $506,000, or 4.0% of sales, for the same period in 2015. In 2015 the Company incurred a $46,000 expense related to the abandonment of patent applications.   The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.

Interest Expense.  Interest expense for the first nine months of 2016 was $37,000.  The interest expense is related to a $3.4 million financing agreement the Company entered into during the second quarter of 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  See note 6 to the condensed financial statements for additional detail about the financing agreement.  There was no interest expense in 2015.

Income Taxes.  For the first nine months of 2016, the Company realized an income tax benefit of $69,000, or an effective rate of 49.3%, compared to income tax expense of $2,000, or an effective rate of 2.2%, for the same period in 2015.  The increase in the effective tax rate for 2016 over 2015 is primarily due to higher estimated pre-tax income for the year and the impact of non-deductible items.  In 2016, the unfavorable non-deductible items increased the effective tax rate, while they decreased the 2015 effective tax rate due to estimated pre-tax losses.  The income tax provision for the 2016 and 2015 periods differ from expected tax expense (benefit) due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $917,000 and $2.2 million at September 30, 2016 and December 31, 2015, respectively.  Operating activities provided $804,000 in cash during the first nine months of 2016 compared to $797,000 of cash provided by operating activities during the same period in 2015.  Cash provided by operating activities is primarily the result of a net loss adjusted for non-cash depreciation, amortization, gain and loss on sale and disposal of property, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2016, the timing of collections resulted in a $11,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.    Inventories decreased by $41,000 due to lower raw material and finished goods levels.  Prepaid expenses and other assets increased $93,000, reflecting insurance premiums and annual software license fees paid in advance.  Accounts payable increased $327,000 due to the timing of vendor payments mainly related to raw material purchases.  Accrued expenses decreased $31,000, reflecting the timing of compensation payments while income taxes receivable decreased $31,000 due to the timing of estimated tax payments compared to the calculated 2016 tax liability.

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

During the first nine months of 2016, cash used in investing activities was $5.4 million.  The Company purchased fifteen certificates of deposits totaling $3,399,000.  The Company’s cash purchases of property and equipment were $1,966,000.  Total building expansion expenditures for 2016 were  $1,393,000.  Expenditures on the new ERP system in the first nine months of 2016 were $209,000, of which $9,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also during the first nine months of 2016, the Company incurred $26,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold equipment for $21,000.

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

During the first nine months of 2016, the Company received $3.2 million from financing activities.   The Company secured a loan of $3,415,000 to finance the expansion of its AMS facility.  Related to securing the loan, the Company paid $139,000 in debt issuance costs and made principal payments of $45,000.   During the first nine months of 2016, the Company received $4,000 from the issuance of 500 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first nine months of 2015 or any other financing activities.

On April 1, 2016, the Company entered into a financing agreement to borrow $3,415,000.  The proceeds from the loan were used to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.14% per year, payable monthly, and matures on April 1, 2041.    The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) may tender the Bonds to the Issuer on April 1, 2021, which would result in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time. If in the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.    Including debt costs of approximately $139,000, the Loan’s effective interest rate is 2.77% per year.  The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2016 or 2015 and there were no borrowings outstanding as of September 30, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and secured through debt financing, and short term investments, along with the Company’s capacity for additional debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations given its excess cash and available line of credit.

Capital Expenditures

Through the first nine months of 2016, the Company incurred $1.6 million of capital expenditures, of which $9,000 is included in construction accounts payable.  A majority of the expenditures were related to the AMS building expansion.  The remaining capital expenditures were for upgrades to improve AMS production and process capabilities, as well as for a new ERP system.

The Company expects additional capital expenditures in 2016 of approximately $60,000.  The building expansion was completed during the nine months ended September 30, 2016 and no additional significant expenditures related to the expansion project are anticipated.  The Company will incur additional costs related to the installation of its new ERP system, which is expected to be completed in 2016, along with capital expenditures to improve AMS capacity and capabilities.  The Company expects to fund its capital expenditures with existing cash, short-term investments and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 27.1% of total sales during the first nine months of 2016 compared to 29.9% of total sales for the same period in 2015.  Except for Europe, the Company realized lower sales across all areas.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, though a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2016.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2016 or 2015.

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

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging, and the Company anticipates continued strength of the U.S. dollar exacerbated by the decision of the United Kingdom to leave the European Union.

In addition to the building expansion to accommodate the AMS division and the implementation of a new ERP system, other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The adoption of ASU 2014-15 did not have a material impact to the financial statements when implemented.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. Companies are required to adopt the standard retrospectively. The standard will result in all deferred financing costs, excluding transaction costs incurred in connection with securing revolving credit facilities, being deducted from long-term debt obligations in our consolidated balance sheets.  The Company adopted the provisions of ASU No. 2015-03 during 2016.  The effect of the adoption did not result in a change to equity or net income.

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

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016:

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

IKONICS CORPORATION

DATE: November 14, 2016	By:	/s/ Jon Gerlach
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