Form 10-K
period 2016-12-31
IKONICS CORP
filed 2017-03-03
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $12,196,951 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 2,018,753 issued and outstanding as of February 24, 2017.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s three traditional businesses, Domestic, IKONICS Imaging and Export, have been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing and awards and recognition industries.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide primarily through distributors.  In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (“AMS”) business unit which uses the Company’s proprietary processes and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (“DTX”) for putting patterns and textures into steel molds for the plastic injection molding industry. The original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured by a third party and sold by IKONICS.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets, these sales are direct to the mold maker.  The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition, large format prints, and abrasion resistance.

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

The Company has a diverse customer base both domestically and abroad, with international sales accounting for 25.7% of total sales in 2016 and 27.9% of total sales in 2015, and does not depend on one or a few customers for a material portion of its revenues.  In 2016 and 2015, no one customer accounted for more than 10% of net sales.

Quality Control in Manufacturing

In March 1994, IKONICS became the first company in northern Minnesota to receive ISO 9001 certification.  ISO 9000 is a worldwide standard issued by the International Organization for Standardization that provides a framework for quality assurance.  The Company has been recertified every three years beginning in

1997.  IKONICS’ quality function goal is to train all employees properly in both their work and in the importance of their work.  Internal records of quality, including related graphs and tables, are reviewed regularly and discussions are held among management and employees regarding how improvements might be realized.  The Company has rigorous materials selection procedures and also uses testing procedures to assure its products meet quality standards.

Research and Development and Intellectual Property

The Company incurred costs totaling 3.7% of sales, or $647,000, on research and development in 2016, and 3.8% of sales, or $660,000, in 2015.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacturing of screen print stencils, photoresists for abrasive etching and acid resist and prototyping ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.  Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

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

Employees

As of February 24, 2017, the Company had 80 full-time employees, 75 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and AMS initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance.

The Company’s DTX and AMS initiatives involve new technologies that might never achieve market acceptance.  During 2016 and 2015, the Company generated operating losses in its AMS segment while DTX realized operating income for the first time in 2015 and was profitable again in 2016.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

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

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its AMS and DTX business units.  The Company spent 3.7% of sales, or $647,000, on research and development in 2016 and 3.8% of sales, or $660,000, in 2015.  A substantial portion of these investments was in the Company’s AMS and DTX initiatives.  The Company plans to continue to invest significant resources in research and development on these initiatives for the foreseeable future.  The Company believes successful execution of these initiatives is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues in these business units, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

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

The Company operates in highly competitive industries that experience rapid technological and market developments, changes in customer needs, and frequent product introductions and improvements, particularly with respect to the AMS and DTX businesses.  If the Company is unable to anticipate and respond to these developments, its products or technologies could become uncompetitive or obsolete.  Most of the Company’s competitors in the AMS and DTX fields are larger and better capitalized than the Company with longer operating histories.  These advantages could allow the Company’s competitors to invest more resources in research and development and sales and marketing than the Company, which could make the competitive products more attractive or better known to consumers than the Company’s products.  In addition, because there is potential for rapid technological change in fields in which the Company operates, the Company could face competition from new sources in the future that customers find more attractive.

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

The Company may face claims that it infringes other parties’ intellectual rights.  Regardless of a claim’s merit, claims that the Company’s products or processes infringe the intellectual property rights of others could cause the Company to incur large costs to respond to, defend, and resolve the claims, and they may divert the efforts and attention of management and technical personnel.  As a result of any intellectual property rights infringement claims, the Company could be required to:

•	pay infringement claims;

•	stop manufacturing, using, or selling products or technology subject to infringement claims;

•	develop other products or technology not subject to infringement claims, which could be time-consuming, costly or impossible; or

•	license technology from the party claiming infringement, which license may not be available on commercially reasonable terms, if at all.

These actions could harm the Company’s competitive position, result in additional expenses, or require the Company to impair its assets.  If the Company alters or stops production of affected items, its ability to generate revenue could be harmed.

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

The Company operates throughout the world, including in the United States, Europe and China.  These international operations create a variety of risks and uncertainties, including:

•	rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics;

•	fluctuations in foreign currency exchange rates;

•

compliance with and changes in foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”);

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

During 2016, a significant portion of the Company’s sales, including nearly all sales of its Domestic products and nearly all of its International sales, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

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

As of December 31, 2016, the Company’s directors and officers collectively beneficially owned approximately 24.3% of its common stock outstanding as of that date.  As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an approximately 11-acre property with a 35,000 square-foot manufacturing and warehouse facility. In addition to warehousing and shipping functions, the facility accommodates some manufacturing activities.  In 2016, the Company completed construction of a 27,300 square-foot expansion to its 35,000 square-foot warehousing and manufacturing facility.  The expansion accommodates the Company’s AMS business.  The entire facility on the 11-acre property is collateral on the Company’s $3.2 million loan.

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

	High	Low

Fiscal Year Ended December 31, 2016:
First Quarter	$12.33	$10.29
Second Quarter	11.95	10.20
Third Quarter	13.95	10.25
Fourth Quarter	12.00	10.47

Fiscal Year Ended December 31, 2015:
First Quarter	$20.43	$14.25
Second Quarter	16.00	13.75
Third Quarter	15.62	11.00
Fourth Quarter	12.00	9.76

As of February 24, 2017, the Company had 559 shareholders.  The Company has not declared cash dividends in the past two years and does not currently have plans to pay any cash dividends in the future. Any future declaration and payment of dividends is within the sole discretion of the Company’s board of directors.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2016 and 2015 and should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended December 31, 2016 and 2015, included herein.

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

Revenue Recognition.  The Company recognizes revenue on sales of products when title passes, which can occur at the time of shipment, or when the goods arrive at the customer location depending on the agreement with the customer.  The Company sells its products to both distributors and end-users.  Sales to distributors and end-users are recorded based upon the criteria governed by the sales, delivery, and payment terms stated on the invoices from the Company to the purchaser.  In addition to transfer of title / risk of loss, all revenue is recorded in accordance with the criteria outlined within SAB 104 and FASB ASC 605, Revenue Recognition:

(a) persuasive evidence of an arrangement (principally in the form of customer sales orders and the Company’s sales invoices);

(b) delivery and performance (evidenced by proof of delivery, e.g. the shipment of film and substrates with bill of lading used for proof of delivery for FOB shipping point terms, and the carrier booking confirmation report used for FOB destination terms).  Once the finished product is shipped and physically delivered under the terms of the invoice and sales order, the Company has no additional performance or service obligations to complete;

(c) a fixed and determinable sales price (the Company’s pricing is established and is not based on variable terms, as evidenced in either the Company’s invoices or the limited number of distribution agreements; the Company rarely grants extended payment terms and has no history of concessions); and

(d) a reasonable likelihood of payment (the Company’s terms are standard, and the Company does not have a substantial history of customer defaults or non-payment).

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

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Sales.  The Company’s net sales in 2016 of $17.6 million were consistent with 2015 sales.  Sales in 2016 were favorably impacted by an AMS sales increase due to growth from its composite machining.  AMS sales in 2016 increased by 65.8%, from $628,000 in 2015 to $1.0 million in 2016.  IKONICS Imaging sales also increased by 7.6% for the period from $4.0 million in 2015 to $4.3 million in 2016, mainly related to the acquisition of a new customer.  Partially offsetting these sales increases was a drop in Export sales.    Compared to 2015, Export sales in 2016 decreased $388,000, or 7.9%, as the strong U.S. dollar continues to dampen sales.  Compared to the prior year, 2016 sales were down across all regions with the exception of Europe.  Domestic also realized lower sales for 2016 with a $247,000, or 3.2%, sales decrease versus 2015 as sales were down across all product groups.  DTX sales decreased 15.0% from $476,000 in 2015 to $405,000 in 2016 primarily due to a decrease in demand for film from its largest customer during the first half of the year.

Gross Profit.    Gross profit was $6.2 million, or 35.5% of sales, in 2016 compared to $6.1 million, or 35.0% of sales in 2015.  IKONICS Imaging gross margin for 2016 was favorably impacted by higher sales volumes, and an increase in higher margin film sales as gross margin percentage increased from 53.1% in 2015 to 55.2% in 2016.  Despite lower volumes, the DTX gross margin improved to 59.9% in 2016 from 46.5% in 2015 due to lower personnel and depreciation expenses.  Higher AMS sales volumes resulted in the AMS gross margin improving from a negative 81.2% in 2015 to a negative 49.6% in 2016.  Lower raw material costs improved the Domestic gross margin percentage from 42.1% in 2015 to 42.9% in 2016, while lower volumes resulted in the Export gross margin decreasing from 23.1% in 2015 to 22.3% in 2016.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.6 million, or 31.9% of sales, in 2016 compared to $5.3 million, or 30.0% of sales, in 2015.  The increase in selling, general and administrative expenses reflects higher health insurance expenses in 2016. IKONICS utilizes a self-funded medical insurance plan and can experience fluctuations in medical insurance costs.  The Company mitigates part of the risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage.  The increase in selling, general and administrative expenses also reflects additional promotional and trade show expenses for both Domestic and AMS markets in addition to higher Exports sales expenses related to Asia.

Research and Development Expenses.  Research and development expenses in 2016 were $647,000, or 3.7% of sales, versus $660,000, or 3.8% of sales in 2015. In 2015 the Company incurred a $46,000 expense related to the abandonment of patent applications.   The Company records patent application costs as an asset and amortizes those costs upon successful completion of the application process or expenses those costs when an application is abandoned.  There was no patent abandonment in 2016.

Income Taxes. During 2016, the Company realized an income tax benefit of $4,000, or an effective rate of 5.8%, compared to income tax expense of $90,000, or an effective rate of 40.0%, for the same period in 2015.  The change to income tax benefit in 2016 from income tax expense from 2015 is primarily due to the pre-tax book loss generated in 2016 compared to the pre-tax book income generated in 2015.  The decrease in the effective tax rate for 2016 from 2015 is primarily due to the pre-tax book loss generated in 2016 and unfavorable non-deductible items.  In 2016, the unfavorable non-deductible items decreased the effective tax rate due to pre-tax book losses, while they increased the effective tax rate in 2015 due to pre-tax book income.  The effective tax rates in 2016 and 2015 primarily differ from the expected tax rate due to the benefits of the domestic manufacturing deduction in 2015, credits for research and development, and other non-deductible items.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.0 million and $2.2 million at December 31, 2016 and 2015, respectively.  In addition to its cash, the Company also held $3.2 million of short-term investments as of December 31, 2016.  The Company held no short-term investments as of December 31, 2015.  The Company generated $917,000 in cash from operating activities during 2016, compared to generating $1.5 million of cash from operating activities in 2015.  Cash provided by operating activities is primarily the result of the net income (loss) adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2016, inventories decreased by $134,000 related to a decrease in raw material inventories compared to 2015.  The timing of collections resulted in a $171,000 trade receivables increase in 2016 versus 2015.  Accounts payable increased from 2015 to 2016 by $310,000 due to the timing of payments to and purchases from vendors.  Prepaid expenses and other assets increased $276,000 from 2015 to 2016.  The increase is mainly related to prepayments on equipment being manufactured with the expectation that it will be completed and sold in 2017.  Compared to 2015, accrued expenses increased $74,000 reflecting the timing of compensation payments and an increase in the accrual for medical expenses.  Income taxes receivables decreased $37,000 due to the timing of estimated 2016 tax payments compared to the calculated 2016 tax liability.

During 2015, inventories decreased by $511,000.  The lower inventory balance reflects efforts to tighten inventory levels on hand along with the timing of raw material purchases.  Trade receivables increased $69,000 related to increased fourth quarter sales.   Accounts payable increased $49,000 due to the timing of payments to and purchases from vendors while accrued liabilities increased $8,000.  Income taxes receivable decreased $61,000 due to the timing of estimated 2015 tax payments compared to the calculated 2015 tax liability.

During 2016, cash used in investing activities was $5.3 million.  The Company purchased 19 certificates of deposits totaling $4.4 million.  Five certificates of deposits totaling $1.1 million matured during 2016.  The Company’s cash purchases of property and equipment were $2.1 million in 2016.  Total building expansion expenditures for 2016 were $1,393,000.  Expenditures on the new ERP system in 2016 were $281,000.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also during 2016, the Company incurred $27,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold equipment for $21,000.

During 2015, cash used by investing activities was $1.2 million.  Fifteen certificates of deposits totaling $2.4 million matured during 2015.  The Company purchased three certificates of deposits totaling $650,000 during the same period.  The Company’s purchases of property and equipment were $3.2 million in 2015.  Total building expansion expenditures were $2.3 million, but $315,000 of the expenditures were included as part of construction payable and not as cash used in investing activities.  Similarly, expenditures on the new ERP system in 2015 were $208,000 of which $18,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities and costs associated with mandatory elevator upgrades.  Also during 2015, the Company incurred $53,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During 2016, the Company received $3.2 million from financing activities.   The Company secured a loan of $3.4 million to finance the expansion of its AMS facility.  Related to securing the loan, the Company paid $139,000 in debt issuance costs and made principal payments of $79,000.   During 2016, the Company received $4,000 from the issuance of 500 shares of common stock pursuant to the exercise of stock options.  There were no financing activities during 2015.

On April 1, 2016, the Company entered into a financing agreement to borrow $3.4 million.  The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.14% per year, payable monthly, and matures on April 1, 2041.  The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) may tender the Bonds to the Issuer on April 1, 2021, which would result in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time. If in the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.  Including debt costs of approximately $139,000, the Loan’s effective annual interest rate is 2.77%.  The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.

A bank line of credit exists providing for borrowings of up to $2.1 million and expires on May 31, 2017.  The Company expects to obtain a similar line of credit when the current line of credit expires.   The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2016 or 2015 and there were no borrowings outstanding as of December 31, 2016 and December 31, 2015.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

In 2016, the Company incurred $1.7 million of capital expenditures.  A majority of the expenditures were related to the AMS building expansion.  The remaining capital expenditures were for upgrades to improve AMS production and process capabilities, as well as for a new ERP system.

In 2015, the Company incurred $3.2 million of capital expenditures, of which $2.3 million was related to the building expansion, including the $315,000 in construction accounts payable.  The remaining capital expenditures were mainly for upgrades to improve production and process capabilities for both AMS and the Company’s traditional businesses, a new ERP system which was completed in 2016, data center equipment, and costs associated with mandatory elevator upgrades, including $18,000 in construction accounts payable.

The Company expects capital expenditures in 2017 of approximately $600,000.  The planned expenditures primarily will be for manufacturing equipment to improve processes and capabilities for AMS, other manufacturing equipment upgrades and vehicles for sales personnel.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in various regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2016 foreign sales of $4.5 million were approximately 25.7% of total sales, compared to the 2015 foreign sales of $4.9 million, which were 27.9% of total sales.  The Company experienced a decrease in foreign sales across all geographic regions in 2016 except Europe as the strong U.S. dollar continues to negatively impact foreign sales.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, though a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, which management does not believe to be significant based on the scope and geographic diversity of the Company’s foreign operations.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2016 or 2015.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.   The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative, which is now experiencing strong growth.  The Company has two long-term agreements in place for its technology with major aerospace companies and is negotiating a third.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site.

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

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014‑09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  While the Company is still in the process of evaluating the effect of adoption on its financial statements and is currently assessing its contracts with customers, the Company anticipates that it will expand its financial statement disclosures in order to comply with the new standard. The Company has established a timeline and process to evaluate the impact, transition and disclosure requirements of the ASU and believes the timeline is sufficient to allow the Company to effectively implement the new standard.  The Company has not yet concluded on a transition method upon adoption, but plans to select a transition method by the fourth quarter of 2017.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, now requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  The amendment takes effect for public entities for fiscal years beginning after December 15, 2016, with early adoption available.  The Company adopted this guidance for the quarter ended March 31, 2016 with retrospective application and reclassified comparative periods for consistency.  For 2015, a long-term deferred tax liability of $580,000 has been netted with the current deferred tax asset of $195,000 for a net long-term deferred tax liability of $385,000.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. Companies are required to adopt the standard retrospectively. The standard will result in all deferred financing costs, excluding transaction costs incurred in connection with securing revolving credit facilities, being deducted from long-term debt obligations in our balance sheets.  The Company adopted the provisions of ASU No. 2015-03 during 2016.  The effect of the adoption did not result in a change to equity or net income.

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements.

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

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

IKONICS Corporation

We have audited the accompanying balance sheets of IKONICS Corporation as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IKONICS Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Duluth, Minnesota
March 3, 2017

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,048,713	$2,248,466
Short-term investments	3,246,000	—
Trade receivables, less allowance of $54,000 in 2016 and $122,000 in 2015	2,336,501	2,165,194
Inventories	1,986,172	2,119,805
Prepaid expenses and other assets	361,905	85,648
Income taxes receivable	66,181	102,778
Total current assets	9,045,472	6,721,891
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,189,743	6,391,555
Machinery and equipment	4,884,814	4,275,910
Office equipment	1,566,856	933,596
Vehicles	272,144	272,141
Construction in progress	—	2,491,432
	15,913,557	14,364,634
Less accumulated depreciation	(7,001,162)	(6,407,304)
	8,912,395	7,957,330
INTANGIBLE ASSETS, less accumulated amortization of $149,072 in 2016 and $123,957 in 2015	338,127	336,096
	$18,295,994	$15,015,317
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$127,303	$—
Accounts payable
Trade	730,386	420,245
Construction	—	333,339
Accrued compensation	388,600	350,518
Other accrued liabilities	67,088	31,000
Total current liabilities	1,313,377	1,135,102
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	3,077,457	—
Deferred income taxes	446,000	385,000
Total long-term liabilities	3,523,457	385,000
Total liabilities	4,836,834	1,520,102
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,753 shares in 2016 and 2,018,253 in 2015	201,875	201,825
Additional paid-in-capital	2,732,006	2,703,050
Retained earnings	10,525,279	10,590,340
Total stockholders’ equity	13,459,160	13,495,215
	$18,295,994	$15,015,317

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended
	December 31,
	2016	2015

NET SALES	$17,569,901	$17,562,066

COST OF GOODS SOLD	11,332,991	11,417,474

GROSS PROFIT	6,236,910	6,144,592

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,611,849	5,263,372

RESEARCH AND DEVELOPMENT EXPENSES	647,065	660,402

INCOME (LOSS) FROM OPERATIONS	(22,004)	220,818

INTEREST EXPENSE	(58,222)	—

OTHER	11,165	4,189

INCOME (LOSS) BEFORE INCOME TAXES	(69,061)	225,007

INCOME TAX EXPENSE (BENEFIT)	(4,000)	90,000

NET INCOME (LOSS)	$(65,061)	$135,007

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,649	2,018,253
Diluted	2,018,649	2,018,591

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2016 AND 2015

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2014	2,018,253	$201,825	$2,681,307	$10,455,333	$13,338,465

Net income	—	—	—	135,007	135,007
Stock based compensation and related tax benefit	—	—	21,743	—	21,743

BALANCE AT DECEMBER 31, 2015	2,018,253	201,825	2,703,050	10,590,340	13,495,215

Net loss	—	—	—	(65,061)	(65,061)
Exercise of stock options and related tax benefit	500	50	3,949	—	3,999
Stock based compensation and related tax benefit	—	—	25,007	—	25,007

BALANCE AT DECEMBER 31, 2016	2,018,753	$201,875	$2,732,006	$10,525,279	$13,459,160

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(65,061)	$135,007
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	760,772	659,528
Amortization	33,768	25,040
Stock based compensation	25,007	21,743
Net gain on sale of property, plant and equipment	(5,750)	—
Deferred income taxes	61,000	18,000
Loss on intangible asset abandonment	—	45,873
Changes in working capital components:
Trade receivables	(171,307)	(68,866)
Inventories	133,633	510,845
Prepaid expenses and other assets	(276,257)	752
Income tax receivable	36,831	60,873
Accounts payable	310,141	49,064
Accrued expenses	74,170	8,202
Net cash provided by operating activities	916,947	1,466,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(2,064,426)	(2,866,671)
Proceeds from sale of equipment	21,000	—
Purchases of intangibles	(27,146)	(53,138)
Purchases of short-term investments	(4,379,000)	(650,000)
Proceeds on sale of short-term investments	1,133,000	2,416,000
Net cash used in investing activities	(5,316,572)	(1,153,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	3,415,000	—
Payment of debt issuance costs	(139,418)	—
Payments on long-term debt	(79,475)	—
Proceeds from exercise of stock options	3,765	—
Net cash provided by financing activities	3,199,872	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,199,753)	312,252

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,248,466	1,936,214

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,048,713	$2,248,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in construction accounts payable	$—	$333,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$43,421	$—
Cash received for tax refunds, net of $11,059 taxes paid in 2016	$102,234	$11,127

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Foreign Export Sales - IKONICS Corporation’s (the Company or IKONICS) traditional business has been the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces.  Customers’ applications are primarily screen printing and abrasive etching. These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. Leveraging these technologies the Company is also diversifying and expanding its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (AMS) business unit which uses the Company’s proprietary process and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers. The customer base for AMS is primarily the aerospace and electronics industries. Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by a strategic partner. The Company’s business plan is to sell a suite of products including consumable fluids and transfer films. For most markets these sales are direct to the mold maker. The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition and large format prints. The Company’s principal markets are throughout the United States.  In addition, the Company sells to Europe, Latin America, Asia, and other parts of the world.  The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

Foreign export sales approximated 25.7% of net sales in 2016 and 27.9% of net sales in 2015.  The Company’s trade receivables at December 31, 2016 and 2015 due from foreign customers were 23.6% and 21.4% of total trade receivables, respectively.  The foreign export receivables are comprised primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2016 or in 2015.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

A summary of the Company’s significant accounting policies follows:

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents consist of money market funds in which the carrying value approximates fair value because of the short maturity of these instruments.  The money market fund invests in United States dollar denominated securities that present minimal credit risk and consist of investments in debt securities issued or guaranteed by the United States government or by United States government agencies or instrumentalities, repurchase agreements fully collateralized by the United States Treasury, and United States government securities.

Short-Term Investments - Short-term investments consist of fully insured certificates of deposit with original maturities ranging from six to twelve months as of December 31, 2016.  There were no short-term investments as of December 31, 2015.

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

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year-end spot rate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 830, Foreign Currency Matters.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheets or the Statements of Operations, Stockholders’ Equity and Cash Flows for 2016 and 2015.

Inventories - Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,127,000 and $1,232,000 higher than reported at December 31, 2016 and 2015, respectively.  The inventory reserve for obsolescence was $5,000 and $7,000 at December 31, 2016 and 2015, respectively. The major components of inventories are as follows:

	Dec 31, 2016	Dec 31, 2015

Raw materials	$1,438,471	$1,640,098
Work-in-progress	355,208	375,229
Finished goods	1,319,856	1,336,707
Reduction to LIFO cost	(1,127,363)	(1,232,229)

Total Inventories	$1,986,172	$2,119,805

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

Intangible Assets — Intangible assets consist of patents and licenses.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms.

As of December 31, 2016, the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	12.0
Licenses	1.3

Impairment of Long-lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  The Company recognized a loss on abandonment of patents applied for of $46,000 in 2015.  To date, the Company has determined that no other loss of long-lived assets exists.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, trade receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturities of these instruments.  The fair value of long-term debt approximates carrying value and has been estimated based on interest rates being offered for similar debt having the same or similar remaining maturities and collateral requirements.

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

(a)

persuasive evidence of an arrangement (principally in the form of customer sales orders and the Company’s sales invoices, as generally there is no other formal agreement underlying the sale transactions);

(b)

delivery and performance (evidenced by proof of delivery, e.g. the shipment of film and substrates with bill of lading used for proof of delivery for FOB shipping point terms, and the carrier booking confirmation report used for FOB destination terms.  Once the finished product is shipped and physically delivered under the terms of the invoice and sales order, the Company has no additional performance or service obligations to complete);

(c)

a fixed and determinable sales price (the Company’s pricing is established and is not based on variable terms, as evidenced in either the Company’s invoices or the limited number of distribution agreements; the Company rarely grants extended payment terms and has no history of concessions); and

(d)	a reasonable likelihood of payment (the Company’s terms are standard, and the Company does not have a history of significant customer defaults or non-payment).

Sales are reported on a net basis by deducting credits, estimated normal returns and discounts.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights and the Company is not under a warranty obligation.  Freight billed to customers is included in sales.  Shipping costs are included in cost of goods sold.

Deferred Taxes - Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company classifies deferred tax assets and liabilities as noncurrent.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company follows the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Earnings Per Common Share (EPS) - Basic EPS is calculated using net income (loss) divided by the weighted average of common shares outstanding.  Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares, when dilutive, that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	2016	2015

Weighted average common shares outstanding	2,018,649	2,018,253
Dilutive effect of stock options	-	338
Weighted average common and common equivalent shares outstanding	2,018,649	2,018,591

At December 31, 2015, options to purchase 8,500 shares of common stock with a weighted average exercise price of $17.16 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

If the Company was in a net income position at December 31, 2016, 4,750 options with a weighted average exercise price of $10.58 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive, while 11,418 options with a weighted average exercise price of $15.99 would have remained excluded as the options were anti-dilutive.

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718, Compensation — Stock Compensation.

Reclassification – For comparability, certain 2015 amounts related to deferred tax assets and liabilities have been reclassified to conform with classifications adopted in 2016.  The reclassification had no impact on net income or stockholders’ equity.

Recent Accounting Pronouncements - In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The adoption of ASU 2014-15 did not have a material impact to the financial statements when implemented.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014‑09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  While the Company is still in the process of evaluating the effect of adoption on its financial statements and is currently assessing its contracts with customers, the Company anticipates that it will expand its financial statement disclosures in order to comply with the new standard. The Company has established a timeline and process to evaluate the impact, transition and disclosure requirements of the ASU and believes the timeline is sufficient to allow the Company to effectively implement the new standard.  The Company has not yet concluded on a transition method upon adoption, but plans to select a transition method by the fourth quarter of 2017.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. The standard is effective for fiscal periods beginning after December 15, 2015, and interim periods therein and early application is permitted. Companies are required to adopt the standard retrospectively. The standard will result in all deferred financing costs, excluding transaction costs incurred in connection with securing revolving credit facilities, being deducted from long-term debt obligations in the Company’s balance sheets.  The Company adopted the provisions of ASU No. 2015-03 during 2016.  The effect of the adoption did not result in a change to equity or net income.

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

2.          INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2016 and 2015 consists of the following:

	2016	2015

Current:
Federal	$(72,000)	$62,000
State	7,000	10,000
	(65,000)	72,000
Deferred - Federal	61,000	18,000
	$(4,000)	$90,000

The expected provision for income taxes, computed by applying the U.S. federal income tax rate of 34% in 2016 and 2015 to income (loss) before taxes, is reconciled to income tax expense as follows:

	2016	2015

Expected provision for federal income taxes	$(23,000)	$77,000
State income taxes, net of federal benefit	7,000	7,000
Domestic manufacturers deduction	-	(6,000)
Non-deductible meals, entertainment, and life insurance	27,000	29,000
Research and development credit	(32,000)	(30,000)
Change in valuation allowance	15,000	15,000
Other	2,000	(2,000)
	$(4,000)	$90,000

Net deferred tax liabilities consist of the following as of December 31, 2016 and 2015:

	2016	2015

Deferred tax liabilities:
Accrued vacation	$32,000	$26,000
Inventories reserve	66,000	126,000
Allowance for doubtful accounts	4,000	5,000
Allowance for sales returns	15,000	37,000
Research and development credit carryforward	77,000	45,000
Accrued self-insured medical	3,000	1,000
Property and equipment	(499,000)	(494,000)
Intangible assets	(92,000)	(86,000)
Net operating loss	3,000	-
Other	5,000	-
Valuation allowance	(60,000)	(45,000)
Net deferred tax liabilities	$(446,000)	$(385,000)

At December 31, 2016, the Company generated a federal credit carryforward for increasing research and development costs of $17,000 which expires in 2036.  The Company does not have any federal net operating loss carryforwards due to current carryback potential to previous tax years.  The Company generated state net operating loss carryforwards in 2016 of $729,000 which begin expiring in 2026.  The Company had state credit carryforwards for increasing research and development costs as of December 31, 2016 and 2015 of $60,000 and $45,000, respectively.

The valuation allowance balance of $60,000 and $45,000 at December 31, 2016 and 2015, respectively relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.  The change in the valuation allowance was $15,000 in 2016 and 2015, respectively.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2016 and 2015, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, for tax years 2013, 2014, 2015, and 2016.

3.          INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, and licenses.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.  The Company wrote off costs related to abandoned patent applications of $46,000 in 2015.  There were no abandonments or impairment adjustments to intangible assets during the year ended December 31, 2016.

Intangible assets at December 31, 2016 and 2015 consist of the following:

	December 31, 2016		December 31, 2015
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$437,199	$(103,238)	$410,053	$(81,248)
License	50,000	(45,834)	50,000	(42,709)
	$487,199	$(149,072)	$460,053	$(123,957)

	2016	2015
Aggregate amortization expense:
For the years ended December 31	$25,115	$25,040

Estimated amortization expense for the years ending December 31:

2017	$26,000
2018	24,000
2019	22,000
2020	22,000
2021	22,000

In connection with the license agreement, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $12,000 of expense under these agreements during 2016, and $15,000 during 2015 which are included in selling, general and administrative expenses in the Statements of Operations.

4.          RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2016 and 2015 was approximately $236,000 and $202,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2016:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,361,222	$4,508,577	$4,253,249	$404,898	$1,041,955	$—	$17,569,901
Cost of goods sold	4,203,125	3,501,769	1,906,664	162,376	1,559,057	—	11,332,991
Gross profit (loss)	3,158,097	1,006,808	2,346,585	242,522	(517,102)	—	6,236,910
Selling, general, and administrative*	1,396,266	650,513	1,052,823	144,970	419,469	1,947,808	5,611,849
Research and development*	—	—	—	—	—	647,065	647,065
Income (loss) from operations	$1,761,831	$356,295	$1,293,762	$97,552	$(936,571)	$(2,594,873)	$(22,004)

For the year ended December 31, 2015:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,607,832	$4,896,736	$3,952,929	$476,286	$628,283	$—	$17,562,066
Cost of goods sold	4,402,356	3,767,589	1,854,519	254,863	1,138,147	—	11,417,474
Gross profit (loss)	3,205,476	1,129,147	2,098,410	221,423	(509,864)	—	6,144,592
Selling, general, and administrative*	1,337,069	580,173	988,823	174,525	347,298	1,835,484	5,263,372
Research and development*	—	—	—	—	—	660,402	660,402
Income (loss) from operations	$1,868,407	$548,974	$1,109,587	$46,898	$(857,162)	$(2,495,886)	$220,818

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2016 and December 31, 2015 were as follows:

	Dec 31, 2016	Dec 31, 2015

Domestic	$1,206,866	$1,206,077
Export	551,803	528,372
IKONICS Imaging	363,602	341,980
DTX	52,935	26,314
AMS	177,374	164,639
Unallocated	(16,079)	(102,188)

Total	$2,336,501	$2,165,194

6.          STOCK OPTIONS

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 104,239 shares of common stock are reserved for additional grants of options under the plan as of December 31, 2016.

Under the plan, the Company charged compensation expense of $25,007 and $21,743 against income in 2016 and 2015, respectively.

As of December 31, 2016, there was approximately $33,000 of unrecognized compensation expense related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were approximately $3,800 for 2016.  There was no exercise of stock options in 2015.

The fair value of options granted during 2016 and 2015 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Dividend yield	0%	0%
Expected volatility	42.4%	42.3% - 42.4%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.3%	1.4% - 1.5%
Fair value of each option on grant date	$ 4.02	$5.43 - $6.14

There were 4,500 options and 7,250 options granted during 2016 and 2015, respectively.

FASB ASC 718, Compensation — Stock Compensation specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered.  Therefore, the Company is required to incorporate a preexisting forfeiture rate based on the historical forfeiture experience and prospective actuarial analysis, estimated at 3%.

A summary of the status of the Company’s stock option plan as of December 31, 2016 and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2016	12,168	$15.47
Granted	4,500	10.75
Exercised	(500)	7.53
Outstanding at December 31, 2016	16,168	$14.40
Exercisable at December 31, 2016	6,417	$15.41

The weighted-average grant date fair value of options granted was $4.02 and $5.92 for the years ended December 31, 2016 and 2015, respectively.  The total intrinsic value of stock options exercised was $2,160 for the year ended December 31, 2016. No stock options were exercised in 2015.

7.          CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2016, the balance at one of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

8.          LONG-TERM DEBT

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

The remaining principal payments required under the agreement for years ended December 31, and the current and long‑term portion of the principal, are as follows:

2017	$140,000
2018	143,000
2019	146,000
2020	149,000
2021	152,000
Thereafter	2,605,000
Total Principal	3,335,000
Less: Unamortized debt issuance costs	131,000
Less: Current portion	127,000
Long-term portion	$3,077,000

In connection with the agreement, the Company incurred debt issuance costs of approximately $139,000 during 2016, which were deferred and are being amortized over the term of the Financing Agreement. Amortization of debt issuance costs was approximately $9,000 for 2016 and is included in interest expense. Debt issuance costs of $118,000 and $13,000 are netted against long-term debt and current portion of long‑term debt, respectively as of December 31, 2016. Amortization of debt costs is expected to be approximately $12,000 annually for each of the next five years.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on May 31, 2017 that bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during 2016 or 2015 and there were no borrowings outstanding as of December 31, 2016 and 2015.  There are no financial covenants related to the line of credit and the Company expects to obtain a similar line of credit when the current line of credit expires.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all assets of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2016, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2017 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of RSM US LLP, independent registered public accounting firm

(ii) Balance Sheets as of December 31, 2016 and 2015

(iii) Statements of Operations for the years ended December 31, 2016 and 2015

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

(v) Statements of Cash Flows for the years ended December 31, 2016 and 2015

(vi) Notes to the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016:

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

10.3

Financing Agreement dated April 1, 2016 by and between Duluth Economic Development Authority, the Company and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q filed with the Commission on May 12, 2016 (File No. 000-25727)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2017.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2017.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

/s/ Jon Gerlach
Jon Gerlach, Chief Financial Officer
and Vice President of Finance
(Principal Financial and Accounting Officer)

Marianne Bohren*	Director

Gerald W. Simonson*	Director

Lockwood Carlson*	Director

David O. Harris*	Director

Ernest M. Harper Jr.*	Director

Darrell B. Lee*	Director

Jeffrey D. Engbrecht*	Director

*William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description	Page
3.1	Restated Articles of Incorporation of Company, as amended	Incorporated by Reference
3.2	By-Laws of the Company, as amended.	Incorporated by Reference
4	Specimen of Common Stock Certificate	Incorporated by Reference
10.1	IKONICS Corporation 1995 Stock Incentive Plan, as amended	Incorporated by Reference
10.2	Confidentiality Agreement, dated March 11, 2013, between the Company and Joseph R. Nerges	Incorporated by Reference
10.3	Financing Agreement dated April 1, 2016 by and between Duluth Economic Development Authority, the Company and Wells Fargo Bank, National Association.	Incorporated by Reference
14	Code of Ethics	Incorporated by Reference
23	Consent of Independent Registered Public Accounting Firm	Filed Electronically
24	Powers of Attorney	Filed Electronically
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO	Filed Electronically
32	Section 1350 Certifications	Filed Electronically
101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed Electronically