Form 10-Q
period 2017-03-31
IKONICS CORP
filed 2017-05-10
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value - 2,019,003 shares outstanding as of May 1, 2017.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$608,340	$1,048,713
Short-term investments	3,338,000	3,246,000
Trade receivables, less allowance of $60,000 in 2017 and $54,000 in 2016	1,930,959	2,336,501
Inventories	2,232,534	1,986,172
Prepaid expenses and other assets	391,835	361,905
Income taxes receivable	280,540	66,181
Total current assets	8,782,208	9,045,472
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,201,846	9,189,743
Machinery and equipment	4,909,952	4,884,814
Office equipment	1,590,032	1,566,856
Vehicles	272,144	272,144
	15,973,974	15,913,557
Less accumulated depreciation	(7,213,464)	(7,001,162)
	8,760,510	8,912,395
INTANGIBLE ASSETS, less accumulated amortization of $155,552 in 2017 and $149,072 in 2016	339,329	338,127
	$17,882,047	$18,295,994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$128,182	$127,303
Accounts payable	842,140	730,386
Accrued compensation	242,469	388,600
Other accrued liabilities	92,743	67,088
Total current liabilities	1,305,534	1,313,377
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	3,044,789	3,077,457
Deferred income taxes	446,000	446,000
Total long-term liabilities	3,490,789	3,523,457
Total liabilities	4,796,323	4,836,834
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,018,753 shares in 2017 and 2016	201,875	201,875
Additional paid-in-capital	2,737,467	2,732,006
Retained earnings	10,146,382	10,525,279
Total stockholders’ equity	13,085,724	13,459,160
	$17,882,047	$18,295,994

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

NET SALES	$3,628,992	$4,013,210

COST OF GOODS SOLD	2,538,764	2,716,536

GROSS PROFIT	1,090,228	1,296,674

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,510,614	1,439,116

RESEARCH AND DEVELOPMENT EXPENSES	165,770	177,864

LOSS FROM OPERATIONS	(586,156)	(320,306)

INTEREST EXPENSE	(20,817)	—

OTHER	5,153	114

LOSS BEFORE INCOME TAXES	(601,820)	(320,192)

INCOME TAX BENEFIT	(222,923)	(127,380)

NET LOSS	$(378,897)	$(192,812)

LOSS PER COMMON SHARE:
Basic	$(0.19)	$(0.10)
Diluted	$(0.19)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,753	2,018,335
Diluted	2,018,753	2,018,335

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378,897)	$(192,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	212,302	162,751
Amortization	9,574	6,047
Stock based compensation	5,461	5,248
Net loss on sale and disposal of property, plant and equipment	—	8,001
Changes in working capital components:
Trade receivables	405,542	(56,062)
Inventories	(246,362)	(134,229)
Prepaid expenses and other assets	(29,930)	(96,474)
Income tax receivable	(214,359)	(139,119)
Accounts payable	111,754	170,805
Accrued expenses	(120,476)	110,076
Net cash used in operating activities	(245,391)	(155,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(60,417)	(1,017,857)
Proceeds from sale of equipment	—	1,000
Purchases of intangibles	(7,682)	(14,242)
Purchases of short-term investments	(1,225,000)	—
Proceeds on sale of short-term investments	1,133,000	—
Net cash used in investing activities	(160,099)	(1,031,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(34,883)	—
Proceeds from exercise of stock options	—	3,765
Net cash provided by (used in) financing activities	(34,883)	3,765

NET DECREASE IN CASH AND CASH EQUIVALENTS	(440,373)	(1,183,102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,048,713	2,248,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$608,340	$1,065,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in accounts payable	$—	$96,166
Cash paid for interest	$17,786	$—
Cash received (paid) for income taxes, net	$8,564	$(11,740)

See notes to condensed financial statements.

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2017, and the related condensed statements of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2017, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Short-Term Investments

The Company’s $3.3 million of short-term investments at March 31, 2017 is comprised of 14 fully insured certificates of deposit with original maturities ranging from nine to twelve months and interest rates ranging from 0.60% to 0.95%

3.Inventories

The major components of inventories are as follows:

	Mar 31, 2017	Dec 31, 2016

Raw materials	$1,555,975	$1,438,471
Work-in-progress	374,598	355,208
Finished goods	1,442,853	1,319,856
Reduction to LIFO cost	(1,140,892)	(1,127,363)

Total Inventories	$2,232,534	$1,986,172

4.Earnings Per Common Share (EPS)

Basic EPS is calculated using net loss divided by the weighted average of common shares outstanding.  Diluted EPS is calculated similarly to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.  The options disclosed in Note 5 have been excluded from the computation because of their antidilutive effect.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2017	Mar 31, 2016

Weighted average common shares outstanding	2,018,753	2,018,335
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,018,753	2,018,335

If the Company was in a net income position for the first three months of 2017, 250 options with a weighted average exercise price of $7.54 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive, while 15,918 options with a weighted average exercise price of $14.51 would have remained excluded as the options were anti-dilutive.

If the Company was in a net income position for the first three months of 2016, 250 options with a weighted average exercise price of $7.54 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 11,418 options with a weighted average exercise price of $15.99 would have remained excluded as the options were anti-dilutive.

5.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 16,168 were subject to outstanding options and 104,239 were reserved for future grants at March 31, 2017. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $5,000 against income for the three months ended March 31, 2017 and 2016. As of March 31, 2017, there was approximately $27,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of 500 stock options were approximately $4,000 for the three months ended March 31, 2016. No stock options were exercised during the three months ended March 31, 2017, and there were no options granted for the three months ended March 31, 2017 or 2016.

Stock option activity during the three months ended March 31, 2017 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2017	16,168	$14.40
Outstanding at March 31, 2017	16,168	$14.40
Exercisable at March 31, 2017	8,084	$15.49

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2017 was approximately $1,000.

6.Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,303,569	$1,055,005	$989,986	$115,231	$165,201	$—	$3,628,992
Cost of goods sold	826,741	839,364	523,580	35,482	313,597	—	2,538,764
Gross profit (loss)	476,828	215,641	466,406	79,749	(148,396)	—	1,090,228
Selling, general and administrative*	351,422	196,117	283,859	34,635	96,795	547,786	1,510,614
Research and development*	—	—	—	—	—	165,770	165,770
Income (loss) from operations	$125,406	$19,524	$182,547	$45,114	$(245,191)	$(713,556)	$(586,156)

For the three months ended March 31, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,353,728	$1,243,185	$1,117,698	$76,880	$221,719	$—	$4,013,210
Cost of goods sold	846,399	962,489	539,782	35,424	332,442	—	2,716,536
Gross profit (loss)	507,329	280,696	577,916	41,456	(110,723)	—	1,296,674
Selling, general and administrative*	359,397	143,031	251,371	34,743	103,903	546,671	1,439,116
Research and development*	—	—	—	—	—	177,864	177,864
Income (loss) from operations	$147,932	$137,665	$326,545	$6,713	$(214,626)	$(724,535)	$(320,306)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of March 31, 2017 and December 31, 2016 were as follows:

	Mar 31, 2017	Dec 31, 2016

Domestic	$877,154	$1,206,866
Export	527,327	551,803
IKONICS Imaging	286,048	363,602
DTX	87,569	52,935
AMS	192,097	177,374
Unallocated	(39,236)	(16,079)

Total	$1,930,959	$2,336,501

7.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of March 31, 2017 and 2016, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, in each case for tax years 2014, 2015, and 2016.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include statements relating to our future plans and objectives and results. Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2017 and for the same period of 2016.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Results of Operations

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Sales.  The Company’s 2017 first quarter sales of $3.6 million were 9.6% lower than the 2016 first quarter sales of $4.0 million.  Export 2017 first quarter sales decreased by $188,000, or 15.1%, compared to the same period last year as the Company realized lower sales in Asia, Europe and the Middle East.  Part of this decrease is timing related, and the Company expects to recover a portion of the first quarter sales shortfall in the second quarter of 2017.  IKONICS Imaging sales also decreased by 11.4% for the period from $1.1 million in 2016 to $990,000 in 2017 as 2016 benefitted from a large initial order by a newly acquired customer.  AMS realized a drop in sales from $222,000 in first quarter of 2016 to $165,000 in 2017.  AMS’s largest customer has temporarily curtailed orders due to an overstocking in the supply chain.  The Company expects this slowdown to continue well into the second quarter of 2017.  Lower equipment and film sales resulted in 3.7% decrease in first quarter Domestic sales as sales decreased from $1.4 million in 2016 to $1.3 million in 2017.  Partially offsetting these sales decreases was an increase in DTX sales of 49.9%, or $38,000, in the first quarter of 2017 versus the same period in 2016 due to an increase in orders from DTX’s largest customer.

Gross Profit.  Gross profit was $1.1 million, or 30.0% of sales, in the first quarter of 2017 compared to $1.3 million, or 32.3% of sales, for the same period in 2016.  IKONICS Imaging gross margin for 2017 was unfavorably impacted by lower sales volumes, and a decrease in high margin film sales as its first quarter gross margin percentage decreased from 51.7% in 2016 to 47.1% in 2017.  Lower sales volumes negatively affected both the Export and AMS gross margins in the first quarter of 2017 compared to same period in 2016 while a decrease in Domestic high-margin film sales resulted in Domestic’s gross margin decreasing from 37.5% in first quarter of 2016 to 36.6% in 2017.   The DTX gross margin which improved to 69.2% in the first quarter of 2017 from 53.9% in first quarter of 2016 benefitted from an increase in high-margin film sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.5 million, or 41.6% of sales, in the first quarter of 2017 compared to $1.4 million, or 35.9% of sales, for the same period in 2016.  The first quarter 2017 increase in selling, general and administrative expense is related to higher trade show and promotional expenses along with increased international sales consulting expenses.

Research and Development Expenses.  Research and development expenses during the first quarter of 2017 were $166,000, or 4.6% of sales, versus $178,000, or 4.4%, of sales for the same period in 2016.  The decrease is related to lower supplies, compliance and production trial expenses.

Income Taxes.  For the first three months of 2017, the Company realized an income tax benefit of $223,000, or an effective rate of 37.0%, compared to income tax benefit of $127,000, or an effective rate of 39.8%, for the same period in 2016.  The decrease in the effective tax rate for 2017 over 2016 is primarily due to higher pre-tax loss for the current year and the impact of non-deductible items. In 2017, the unfavorable non-deductible items decreased the effective tax rate due to estimated pre-tax losses. The income tax provision for the 2017 and 2016 periods differ from expected tax benefit due to unfavorable non-deductible items offset by the generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $608,000 and $1.0 million at March 31, 2017 and December 31, 2016, respectively.  Operating activities used $245,000 in cash during the first three months of 2017 compared to $156,000 of cash used in operating activities during the same period in 2016.  Cash used in operating activities is primarily the result of net loss adjusted for non-cash depreciation, amortization, loss on sale and disposal of property, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2017, the decrease in sales for the first quarter resulted in a $406,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories increased by $246,000 due to higher raw material and finished good levels.  Prepaid expenses and other assets increased by $30,000, reflecting insurance premiums paid in advance.  Accounts payable increased by $112,000 due to the timing of vendor payments.  Accrued expenses decreased by $120,000, reflecting the timing of compensation payments while income taxes receivable increased by $214,000 due to the timing of estimated tax payments compared to the calculated 2017 tax liability.

During the first three months of 2016, the increase in sales for the first quarter along with the timing of collections resulted in a $56,000 increase in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.   Inventories increased by $134,000 due to higher raw material levels.  Prepaid expenses and other assets increased by $96,000, reflecting insurance premiums paid in advance.  Accounts payable increased by $171,000 due to the timing of payments related to construction accounts payable and the timing of vendor payments.  Accrued expenses increased by $110,000, reflecting the timing of compensation payments while income taxes receivable increased by $139,000 due to the timing of estimated tax payments compared to the calculated 2016 tax liability.

During the first three months of 2017, cash used in investing activities was $160,000.  The Company purchased five certificates of deposits totaling $1.2 million.  Five certificates of deposits totaling $1.1 million matured during the first three months of 2017.  The Company’s purchases of property and equipment of $60,000 were mainly for improvements to production and process capabilities. Also, during the first three months of 2017, the Company incurred $8,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process

During the first three months of 2016, cash used in investing activities was $1,031,000.  The Company’s purchases of property and equipment totaled $1,018,000.  Total building expansion expenditures were $864,000, but $82,000 of the expenditures were included as part of construction payable and not as cash used in investing activities.  Similarly, expenditures on the new ERP system in the first quarter of 2016 were $81,000 of which $14,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also, during the first three months of 2016, the Company incurred $14,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold a piece of equipment for $1,000.

Related to the Company’s loan, the Company made principal payments of $35,000 during the first three months of 2017.  During the first three months of 2016, the Company received $4,000 from financing activities from the issuance of 500 shares of common stock due to the exercise of stock options.  There were no exercises of stock options during the first three months of 2017.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on May 31, 2017.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2017 or 2016 and there were no borrowings outstanding as of March 31, 2017 and December 31, 2016.  There are no financial covenants related to the line of credit, and the Company expects to obtain a similar line of credit when the current line of credit expires.

The Company believes that current financial resources, its line of credit, cash generated from operations and secured through debt financing, and short-term investments, along with the Company’s capacity for additional debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations given its excess cash and available line of credit.

Capital Expenditures

Through the first three months of 2017, the Company incurred $60,000 of capital expenditures mainly for improvements to production and process capabilities.

The Company expects additional capital expenditures in 2017 of approximately $530,000 mainly for AMS process improvements, enhancements to emulsion and film production and replacement automobiles for sales personnel.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first three months of 2017 compared to 31% of sales for the first three months of 2016.  Export sales volume for the first three months of 2017 were down compared to the same period in 2016 due to a decrease in sales in Asia, Europe and the Middle East.  Part of this decrease is timing related and the Company anticipates sales increasing in the second quarter of 2017. The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2017.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2017 or 2016.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative.  Although AMS is experiencing a short-term drop in sales due to a temporary inventory overstocking by a major customer, the Company anticipates growth over the long term.  The Company has two long-term agreements in place for its technology with major aerospace companies and is negotiating a third.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives and anticipates the sale of two DTX printers in the second quarter of 2017.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to enter into the market for prototyping.

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

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017:

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

IKONICS CORPORATION

DATE: May 10, 2017	By:	/s/ Jon Gerlach
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