Form 10-Q
period 2017-06-30
IKONICS CORP
filed 2017-08-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value per share - 2,017,053 shares outstanding as of August 4, 2017.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,240,086	$1,048,713
Short-term investments	2,895,000	3,246,000
Trade receivables, less allowance of $52,000 in 2017 and $54,000 in 2016	2,066,736	2,336,501
Inventories	2,276,601	1,986,172
Prepaid expenses and other assets	146,772	361,905
Income taxes receivable	273,973	66,181
Total current assets	8,899,168	9,045,472
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,201,846	9,189,743
Machinery and equipment	4,950,091	4,884,814
Office equipment	1,600,760	1,566,856
Vehicles	269,941	272,144
	16,022,638	15,913,557
Less accumulated depreciation	(7,397,569)	(7,001,162)
	8,625,069	8,912,395
INTANGIBLE ASSETS, less accumulated amortization of $162,032 in 2017 and $149,072 in 2016	340,211	338,127
	$17,864,448	$18,295,994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$129,086	$127,303
Accounts payable	874,795	730,386
Accrued compensation	337,394	388,600
Other accrued liabilities	91,398	67,088
Total current liabilities	1,432,673	1,313,377
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	3,012,299	3,077,457
Deferred income taxes	446,000	446,000
Total long-term liabilities	3,458,299	3,523,457
Total liabilities	4,890,972	4,836,834
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 2,017,053 shares in 2017 and 2,018,753 shares in 2016	201,705	201,875
Additional paid-in-capital	2,742,659	2,732,006
Retained earnings	10,029,112	10,525,279
Total stockholders’ equity	12,973,476	13,459,160
	$17,864,448	$18,295,994

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET SALES	$4,685,361	$4,196,578	$8,314,353	$8,209,788

COST OF GOODS SOLD	3,242,097	2,674,367	5,780,861	5,390,903

GROSS PROFIT	1,443,264	1,522,211	2,533,492	2,818,885

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,393,636	1,325,170	2,904,250	2,764,286

RESEARCH AND DEVELOPMENT EXPENSES	184,704	147,125	350,474	324,989

INCOME (LOSS) FROM OPERATIONS	(135,076)	49,916	(721,232)	(270,390)

INTEREST EXPENSE	(20,826)	(14,999)	(41,643)	(14,999)

OTHER	5,902	2,048	11,055	2,162

INCOME (LOSS) BEFORE INCOME TAXES	(150,000)	36,965	(751,820)	(283,227)

INCOME TAX BENEFIT	(44,934)	(2,260)	(267,857)	(129,640)

NET INCOME (LOSS)	$(105,066)	$39,225	$(483,963)	$(153,587)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$0.02	$(0.24)	$(0.08)
Diluted	$(0.05)	$0.02	$(0.24)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,018,466	2,018,753	2,018,609	2,018,544
Diluted	2,018,466	2,018,833	2,018,609	2,018,544

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(483,963)	$(153,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	421,412	352,000
Amortization	19,149	14,385
Stock based compensation	11,494	11,763
Net gain on sale and disposal of property, plant and equipment	(21,707)	(5,750)
Changes in working capital components:
Trade receivables	269,765	353,963
Inventories	(290,429)	(95,743)
Prepaid expenses and other assets	215,133	(55,625)
Income tax receivable	(207,854)	(28,882)
Accounts payable	144,409	90,470
Accrued expenses	(26,896)	45,214
Net cash provided by operating activities	50,513	528,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(134,086)	(1,843,879)
Proceeds from sale of property, plant and equipment	21,707	21,000
Purchases of intangibles	(15,044)	(22,395)
Purchases of short-term investments	(1,915,000)	(3,399,000)
Proceeds on sale of short-term investments	2,266,000	—
Net cash provided by (used in) investing activities	223,577	(5,244,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	3,415,000
Payment of debt issuance costs	—	(139,418)
Payments on long-term debt	(69,564)	(10,858)
Repurchase of common stock	(15,038)	—
Proceeds from exercise of stock options	1,885	3,765
Net cash provided by (used in) financing activities	(82,717)	3,268,489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	191,373	(1,447,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,048,713	2,248,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,240,086	$800,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in accounts payable	$—	$60,166
Cash paid for interest	$35,776	$6,699
Cash received for income taxes, net	$60,003	$100,758

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2017, and the related condensed statements of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2017, and the results of operations and cash flows for all periods presented.

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

2.Short-Term Investments

The Company’s $2.9 million of short-term investments at June 30, 2017 is comprised of twelve fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.65% to 1.25%.

3.Inventories

The major components of inventories are as follows:

	Jun 30, 2017	Dec 31, 2016

Raw materials	$1,634,801	$1,438,471
Work-in-progress	381,212	355,208
Finished goods	1,396,987	1,319,856
Reduction to LIFO cost	(1,136,399)	(1,127,363)

Total Inventories	$2,276,601	$1,986,172

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Jun 30, 2017	Jun 30, 2016

Weighted average common shares outstanding	2,018,466	2,018,753
Dilutive effect of stock options	—	80
Weighted average common and common equivalent shares outstanding	2,018,466	2,018,833

	Six Months Ended
	Jun 30, 2017	Jun 30, 2016

Weighted average common shares outstanding	2,018,609	2,018,544
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,018,609	2,018,544

Options to purchase 11,418 shares of common stock with a weighted average price of $15.99 were outstanding during the three months ended June 30, 2016, but were excluded from the computation of common share equivalents because they were anti-dilutive.  If the Company was in a net income position for the three months ended June 30, 2017, all 18,168 options outstanding with a weighted average exercise price of $13.81 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

If the Company was in a net income position for the first six months of 2017, 2,250 options outstanding with a weighted average exercise price of $8.91 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 15,918 options outstanding with a weighted average exercise price of $14.51 would have remained excluded as the options were anti-dilutive.

If the Company was in a net income position for the first six months of 2016, 4,750 options outstanding with a weighted average exercise price of $10.59 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 11,418 options outstanding with a weighted average exercise price of $15.99 would have remained excluded as the options were anti-dilutive.

5.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 18,168 were subject to outstanding options and 101,989 were reserved for future grants at June 30, 2017. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company charged compensation cost of approximately $6,000 against income for the three months ended June 30, 2017 and approximately $6,500 for the three months ended June 30, 2016. For the first six months of 2017, the Company charged compensation cost of approximately $11,500 and approximately $11,800 for the same period in 2016.  As of June 30, 2017, there was approximately $29,100 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options.

Proceeds from the exercise of 250 stock options were approximately $2,000 for the six months ended June 30, 2017 while proceeds from the exercise of 500 stock options were approximately $4,000 for the six months ended June 30, 2016.

The fair value of options granted during the six months ended June 30, 2017 and 2016 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Dividend yield	0%	0%
Expected volatility	41.3%	42.4%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.8%	1.3%
Fair value of each option on grant date	$ 3.43	$ 4.02

There were 2,250 and 4,500 options granted during each of the six months ended June 30, 2017 and 2016, respectively.

Stock option activity during the six months ended June 30, 2017 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2017	16,168	$14.40
Granted	2,250	8.91
Exercised	(250)	7.54
Outstanding at June 30, 2017	18,168	$13.81
Exercisable at June 30, 2017	10,499	$15.41

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2017 was approximately $1,000 and $0, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,816,956	$1,372,092	$943,055	$471,244	$82,014	$—	$4,685,361
Cost of goods sold	1,034,059	1,096,279	453,213	358,937	299,609	—	3,242,097
Gross profit (loss)	782,897	275,813	489,842	112,307	(217,595)	—	1,443,264
Selling, general and administrative*	334,071	189,741	253,746	50,861	104,325	460,892	1,393,636
Research and development*	—	—	—	—	—	184,704	184,704
Income (loss) from operations	$448,826	$86,072	$236,096	$61,446	$(321,920)	$(645,596)	$(135,076)

For the three months ended June 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,943,516	$953,585	$999,596	$33,476	$266,405	$—	$4,196,578
Cost of goods sold	1,105,206	735,169	425,120	35,062	373,810	—	2,674,367
Gross profit (loss)	838,310	218,416	574,476	(1,586)	(107,405)	—	1,522,211
Selling, general and administrative*	345,000	159,621	247,682	39,630	123,286	409,951	1,325,170
Research and development*	—	—	—	—	—	147,125	147,125
Income (loss) from operations	$493,310	$58,795	$326,794	$(41,216)	$(230,691)	$(557,076)	$49,916

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,120,525	$2,427,097	$1,933,041	$586,475	$247,215	$—	$8,314,353
Cost of goods sold	1,860,800	1,935,643	976,793	394,419	613,206	—	5,780,861
Gross profit (loss)	1,259,725	491,454	956,248	192,056	(365,991)	—	2,533,492
Selling, general and administrative*	685,493	385,858	537,605	85,496	201,120	1,008,678	2,904,250
Research and development*	—	—	—	—	—	350,474	350,474
Income (loss) from operations	$574,232	$105,596	$418,643	$106,560	$(567,111)	$(1,359,152)	$(721,232)

For the six months ended June 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,297,244	$2,196,770	$2,117,294	$110,356	$488,124	$—	$8,209,788
Cost of goods sold	1,951,605	1,697,658	964,902	70,486	706,252	—	5,390,903
Gross profit (loss)	1,345,639	499,112	1,152,392	39,870	(218,128)	—	2,818,885
Selling, general and administrative*	704,397	302,652	499,053	74,373	227,189	956,622	2,764,286
Research and development*	—	—	—	—	—	324,989	324,989
Income (loss) from operations	$641,242	$196,460	$653,339	$(34,503)	$(445,317)	$(1,281,611)	$(270,390)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of June 30, 2017 and December 31, 2016 were as follows:

	Jun 30, 2017	Dec 31, 2016

Domestic	$863,407	$1,206,866
Export	773,376	551,803
IKONICS Imaging	268,345	363,602
DTX	142,013	52,935
AMS	36,366	177,374
Unallocated	(16,771)	(16,079)

Total	$2,066,736	$2,336,501

7.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of June 30, 2017 and June 30, 2016, there was no liability for unrecognized tax benefits.

The Company is subject to taxation in the United States and various states.  The material jurisdictions that are subject to examination by tax authorities primarily include Minnesota and the United States, in each case for tax years 2014, 2015, and 2016.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.Subsequent Event

On August 3, 2017, the Company’s board of directors approved a new repurchase authorization for 100,000 shares of the Company’s common stock, which replaces all prior authorizations.  The new share repurchase authorization does not have an expiration date.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2017 and first six months of 2017, as well as the same periods of 2016.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Results of Operations

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016

Sales.    The Company realized an 11.6% sales increase during the second quarter of 2017 with sales of $4.7 million, compared to $4.2 million in sales during the same period in 2016.  Second quarter sales were favorably impacted by a DTX sales increase due to the sale of two printers and improved consumable sales.  DTX sales for the second quarter of 2017 increased from $33,000 in 2016 to $471,000, a $438,000 increase.  Export sales also realized a 43.9% sales increase in the second quarter as sales grew from $954,000 in 2016 to $1.4 million in 2017 due mainly to increased sales to Asia and Latin America. Part of the second quarter sales increase was related to the timing of sales between the first and second quarter of 2017.  Partially offsetting these sale increases was a $127,000, or 6.5%, decrease in Domestic sales for the second quarter of 2017 versus the same period in 2016 mainly related to softer artwork film sales.  AMS also posted lower sales in the second quarter of 2017 as sales decreased from $266,000 in the second quarter of 2016 to $82,000.  The AMS sales decrease was related to an anticipated temporary decrease in orders from AMS’s largest customer.  It is expected that this customer will return to its normal ordering pattern in the third quarter of 2017.  IKONICS Imaging sales decreased from $1.0 million in the second quarter of 2016 to $943,000 in the second quarter of 2017, a $57,000, or 5.7% decrease.

Gross Profit.  Gross profit was $1.4 million, or 30.8% of sales, in the second quarter of 2017 compared to $1.5 million, or 36.3% of sales, for the same period in 2016.  The gross profit as a percentage of sales decreased due to a less favorable sales mix.  Low margin Export sales comprised 29.3% of total 2017 second quarter sales compared to 22.7% of total sales in the second quarter of 2016.  The 2017 second quarter gross margin percentage was also unfavorably impacted by lower AMS sales volumes and the sale of two low margin DTX printers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million, or 29.7% of sales, in the second quarter of 2017 compared to $1.3 million, or 31.6% of sales, for the same period in 2016.  The increase in second quarter selling, general and administrative expense in 2017 versus the same period in 2016 is related to higher trade show expenses along with increased international sales consulting expenses.

Research and Development Expenses.  Research and development expenses during the second quarter of 2017 were $185,000, or 3.9% of sales, versus $147,000, or 3.5% of sales, for the same period in 2016.  The higher 2017 second quarter costs were related to an increase in production trial expenses.

Interest Expense.  Interest expense for the second quarter of 2017 was $21,000 compared to interest expense of $15,000 during the second quarter of 2016.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes. For the second quarter of 2017, the Company realized an income tax benefit of $45,000, or an effective rate of 30.0%, compared to income tax benefit of $2,000, or an effective rate of 6.1% for the same period in 2016.  The increase in the effective tax rate for 2017 over 2016 is primarily due to the impact of non-deductible items and pre-tax profit for second quarter in 2016 and its related impact on the forecasted annual rate.  In 2017, the unfavorable non-deductible items decreased the effective tax rate due to estimated pre-tax losses. The income tax provision for the 2017 and 2016 periods differ from expected tax benefit due to unfavorable non-deductible items offset by the generation of research and development tax credits.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Sales.    The Company realized a 1.3% sales increase during the first six months of 2017 with sales of $8.3 million, compared to $8.2 million in sales during the same period in 2016.  Sales for the first six months of 2017 were favorably impacted by a DTX sales increase from the sale of two printers and improved consumable sales.  DTX sales for the first six months of 2017 increased from $110,000 during the same period in 2016 to $586,000, a $476,000, or 431% increase.  Export sales also realized a 10.5% sales increase for the first half of 2017 as sales grew from $2.2 million in 2016 to $2.4 million in 2017 mainly due to increased sales to Asia and Latin America.  Partially offsetting these sale increases was a $241,000, or 49.4%, decrease in AMS sales for the first half of 2017 versus the same period in 2016 due to the anticipated temporary decrease in orders from AMS’s largest customer.  It is expected that this customer will return to its normal ordering pattern in the third quarter of 2017.  Compared to the first six months of 2016, IKONICS Imaging sales decreased by $184,000 to $1.9 million in 2017.  IKONICS Imaging sales in the first six months of 2016 were favorably impacted by a large initial order from a new customer.  For the most part, a more competitive market for artwork film sales resulted in a decrease in Domestic sales from $3.3 million in the first half of 2016 to $3.1 million in 2017.

Gross Profit.  Gross profit was $2.5 million, or 30.5% of sales, in the first six months of 2017 compared to $2.8 million, or 34.3% of sales, for the same period in 2016.  The gross profit as a percentage of sales decreased due to a less favorable sales mix.  Low margin Export sales comprised 29.2% of total 2017 first half sales compared to 26.8% of total sales in the first half of 2016.  The gross margin percentage for the first six months of 2017 was also unfavorably impacted by lower AMS sales volumes and the sale of two low margin DTX printers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.9 million, or 34.9% of sales, in the first six months of 2017 compared to $2.8 million, or 33.7% of sales, for the same period in 2016.  The increase in selling, general and administrative expenses reflects promotional and trade show expenses for both Export and IKONICS Imaging in addition to higher international sales consulting expenses.

Research and Development Expenses.  Research and development expenses during the first six months of 2017 were $350,000, or 4.2% of sales, versus $325,000, or 4.0% of sales, for the same period in 2016. The higher 2017 first half costs were related to an increase in production trial and supply expenses.

Interest Expense.  Interest expense for the first six months of 2017 was $42,000 compared to interest expense of $15,000 during the first six months of 2016.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes.  For the first six months of 2017, the Company realized an income tax benefit of $268,000, or an effective rate of 35.6%, compared to income tax benefit of $130,000, or an effective rate of 45.8%, for the same period in 2016.  The decrease in the effective tax rate for 2017 over 2016 is primarily due to higher pre-tax loss for the current year and the impact of non-deductible items.   The income tax provision for the 2017 and 2016 periods differ from expected tax benefit due to unfavorable non-deductible items, offset by the generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.2 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.  Operating activities provided $51,000 in cash during the first six months of 2017 compared to $528,000 of cash provided by operating activities during the same period in 2016.  Cash provided by operating activities is primarily the result of a net loss adjusted for non-cash depreciation, amortization, gain on sale and disposal of property, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2017, the timing of collections resulted in a $270,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $290,000 due to higher raw material and finished goods levels.  Prepaid expenses and other assets decreased $215,000.  The prepaid expense balance at December 31, 2016 included prepayments related to two DTX printers which have since been sold.  Accounts payable increased $144,000 due to the timing of vendor payments mainly related to raw material purchases.  Accrued expenses decreased $27,000, reflecting the timing of compensation payments while income taxes receivable increased $208,000 due to the timing of estimated tax payments compared to the calculated 2017 tax liability.

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

During the first six months of 2017, cash provided by investing activities was $224,000.  The Company obtained proceeds from ten certificates of deposits totaling $2.3 million and purchased eight certificates of deposits totaling $1.9 million.  The Company’s purchases of property and equipment of $134,000 were mainly for improvements to production and process capabilities and a vehicle. Also, during the first six months of 2017, the Company incurred $15,000 in patent application costs that the Company has recorded, as an asset and will amortize upon successful completion of the application process.  In addition the Company sold a vehicle for $22,000.

During the first six months of 2016, cash used in investing activities was $5.2 million.  The Company purchased fifteen certificates of deposits totaling $3.4 million.  The Company’s cash purchases of property and equipment were $1.8 million.  Total building expansion expenditures were $1.4 million but $23,000 of the expenditures were included as part of construction payable and not as cash used in investing activities.  Similarly, expenditures on the new ERP system in the first six months of 2016 were $171,000 of which $37,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also during the first six months of 2016, the Company incurred $22,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold equipment for $21,000.

Related to the Company’s loan, the Company made principal payments of $70,000 during the first six months of 2017.  During the first six months of 2017, the Company received $2,000 from financing activities from the issuance of 250 shares of common stock due to the exercise of stock options while the Company repurchased 270 shares of its own stock during the first half of 2017 for $15,000.

During the first six months of 2016 the Company received $3.3 million from financing activities.   The Company secured a loan of $3.4 million to finance the expansion of its AMS facility.  Related to the securing of the loan, the Company paid $139,000 in debt issuance costs and made a principal payment of $11,000.   During the first six months of 2016, the Company received $4,000 from the issuance of 500 shares of common stock from the exercise of stock options.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on June 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2017 or 2016 and there were no borrowings outstanding as of June 30, 2017 and December 31, 2016.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first six months of 2017, the Company incurred $134,000 of capital expenditures mainly for improvements to production and process capabilities and a vehicle.

The Company expects additional capital expenditures in 2017 of approximately $450,000 mainly for AMS process improvements, enhancements to emulsion and film production and replacement automobiles for sales personnel.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 33.6% of total sales during the first six months of 2017 compared to 29.3% of total sales for the same period in 2016.  Foreign sales increased in 2017 due to the sale of two DTX printers into Europe along improved consumable sales to Asia and Latin America.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, although a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2017.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2017 or 2016.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative.  Although AMS experienced a short-term drop in sales during the first six months of 2017 due to a temporary inventory overstocking by a major customer, these sales have returned and the Company anticipates continued growth over the long term.  The Company has two long-term sales agreements in place for its technology with major aerospace companies and is negotiating a third.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives and expects increased consumable sales as a result of the sale of two DTX printers in the second quarter of 2017.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to enter into the market for prototyping.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company adopted ASU No. 2016-09 in 2017 with minimal impact on the financial statements.

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

PART II.OTHER INFORMATION

ITEM 1.              Legal Proceedings

None

ITEM 1A.           Risk Factors

Not applicable

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares as indicated in the table below during the second quarter of 2017(1):

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under The Plans or Programs
April 1, 2017 through April 30, 2017	—	$—	—	—
May 1, 2017 through May 31, 2017	—	$—	—	—
June 1, 2017 through June 30, 2017	1,950	$7.71	1,950	30,411

(1)

In prior years, the Company’s board of directors had authorized the repurchase of 250,000 shares of common stock.   A total of 219,589 shares have been repurchased under this program including 1,950 shares repurchased during the second quarter of 2017.  The plan allows for an additional 30,411 shares to be repurchased.  On August 3, 2017, the Company’s board of directors approved a new repurchase authorization for 100,000 shares of the Company’s common stock, which replaces all prior authorizations.  The new share repurchase authorization does not have an expiration date.

ITEM 3.              Defaults upon Senior Securities

Not applicable

ITEM 4.              Mine Safety Disclosures

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017:

Exhibit	Description
3.1	Restated Articles of Incorporation of Company, as amended.[1]
3.2	By-Laws of the Company, as amended.[2]
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (File No. 000-25727).
(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: August 14, 2017	By:	/s/ Jon Gerlach
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