Form 10-Q
period 2017-09-30
IKONICS CORP
filed 2017-11-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value per share - 1,992,053 shares outstanding as of November 4, 2017.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,001,244	$1,048,713
Short-term investments	1,915,000	3,246,000
Trade receivables, less allowance of $52,000 in 2017 and $54,000 in 2016	1,644,232	2,336,501
Inventories	2,546,309	1,986,172
Prepaid expenses and other assets	104,209	361,905
Income taxes receivable	327,733	66,181
Total current assets	8,538,727	9,045,472
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,202,715	9,189,743
Machinery and equipment	4,980,101	4,884,814
Office equipment	1,600,760	1,566,856
Vehicles	245,679	272,144
	16,029,255	15,913,557
Less accumulated depreciation	(7,561,542)	(7,001,162)
	8,467,713	8,912,395
INTANGIBLE ASSETS, less accumulated amortization of $168,511 in 2017 and $149,072 in 2016	351,108	338,127
	$17,357,548	$18,295,994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$129,995	$127,303
Accounts payable	800,698	730,386
Accrued compensation	235,340	388,600
Other accrued liabilities	116,094	67,088
Total current liabilities	1,282,127	1,313,377
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	2,979,614	3,077,457
Deferred income taxes	446,000	446,000
Total long-term liabilities	3,425,614	3,523,457
Total liabilities	4,707,741	4,836,834
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,992,053 shares in 2017 and 2,018,753 shares in 2016	199,205	201,875
Additional paid-in-capital	2,714,861	2,732,006
Retained earnings	9,735,741	10,525,279
Total stockholders’ equity	12,649,807	13,459,160
	$17,357,548	$18,295,994

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$3,984,100	$4,607,501	$12,298,453	$12,817,289

COST OF GOODS SOLD	2,660,149	2,940,027	8,441,010	8,330,930

GROSS PROFIT	1,323,951	1,667,474	3,857,443	4,486,359

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,305,455	1,357,605	4,209,705	4,121,891

RESEARCH AND DEVELOPMENT EXPENSES	168,686	150,176	519,160	475,165

INCOME (LOSS) FROM OPERATIONS	(150,190)	159,693	(871,422)	(110,697)

INTEREST EXPENSE	(20,832)	(21,721)	(62,475)	(36,720)

OTHER	6,309	4,519	17,364	6,681

INCOME (LOSS) BEFORE INCOME TAXES	(164,713)	142,491	(916,533)	(140,736)

INCOME TAX EXPENSE (BENEFIT)	(53,760)	60,225	(321,617)	(69,415)

NET INCOME (LOSS)	$(110,953)	$82,266	$(594,916)	$(71,321)

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$0.04	$(0.30)	$(0.04)
Diluted	$(0.06)	$0.04	$(0.30)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,005,096	2,018,753	2,014,055	2,018,614
Diluted	2,005,096	2,018,842	2,014,055	2,018,614

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,916)	$(71,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	634,648	552,885
Amortization	28,724	24,094
Stock based compensation	17,527	18,384
Net gain on sale and disposal of property, plant and equipment	(32,635)	(5,750)
Changes in working capital components:
Trade receivables	692,269	10,962
Inventories	(560,137)	40,672
Prepaid expenses and other assets	257,696	(92,873)
Income tax receivable	(261,614)	31,234
Accounts payable	70,312	326,996
Accrued expenses	(104,254)	(31,098)
Net cash provided by operating activities	147,620	804,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(189,966)	(1,966,150)
Proceeds from sale of property and equipment	32,635	21,000
Purchases of intangibles	(32,420)	(25,842)
Purchases of short-term investments	(1,915,000)	(3,399,000)
Proceeds on sale of short-term investments	3,246,000	—
Net cash provided by (used in) investing activities	1,141,249	(5,369,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	3,415,000
Payment of debt issuance costs	—	(139,418)
Payments on long-term debt	(104,436)	(44,974)
Repurchase of common stock	(233,787)	—
Proceeds from exercise of stock options	1,885	3,765
Net cash (used in) provided by financing activities	(336,338)	3,234,373

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	952,531	(1,331,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,048,713	2,248,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,001,244	$917,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Construction in progress included in accounts payable	$—	$8,778
Cash paid for interest	$53,574	$25,252
Cash received for income taxes, net	$60,003	$100,649

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2017, and the related condensed statements of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2017, and the results of operations and cash flows for all periods presented.

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

2.Short-Term Investments

The Company’s $1.9 million of short-term investments at September 30, 2017 is comprised of eight fully insured certificates of deposit with original maturities ranging from six to twelve months and interest rates ranging from 0.65% to 1.25%.

3.Inventories

The major components of inventories are as follows:

	Sep 30, 2017	Dec 31, 2016

Raw materials	$1,731,599	$1,438,471
Work-in-progress	406,683	355,208
Finished goods	1,570,450	1,319,856
Reduction to LIFO cost	(1,162,423)	(1,127,363)

Total Inventories	$2,546,309	$1,986,172

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2017	Sep 30, 2016

Weighted average common shares outstanding	2,005,096	2,018,753
Dilutive effect of stock options	—	89
Weighted average common and common equivalent shares outstanding	2,005,096	2,018,842

	Nine Months Ended
	Sep 30, 2017	Sep 30, 2016

Weighted average common shares outstanding	2,014,055	2,018,614
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,014,055	2,018,614

If the Company was in a net income position for the three months ended September 30, 2017, 18,168 options outstanding with a weighted average exercise price of $13.81 would have remained excluded as the options were anti-dilutive.  For the three months ended September 30, 2016, options to purchase 11,418 shares of common stock with a weighted average price of $15.99 were outstanding but were excluded from the computation of common share equivalents because they were anti-dilutive.

If the Company was in a net income position for the first nine months of 2017, 2,250 options outstanding with a weighted average exercise price of $8.91 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 15,918 options outstanding with a weighted average exercise price of $14.51 would have remained excluded as the options were anti-dilutive.

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

5.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 18,168 were subject to outstanding options and 101,989 were reserved for future grants at September 30, 2017. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $6,000 against income for the three months ended September 30, 2017 and approximately $6,600 for the three months ended September 30, 2016. For the first

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

nine months of 2017, the Company charged compensation cost of approximately $17,500 and approximately $18,400 for the same period in 2016.  As of September 30, 2017, there was approximately $23,000 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options.

Proceeds from the exercise of 250 stock options were approximately $2,000 for the nine months ended September 30, 2017 while proceeds from the exercise of 500 stock options were approximately $4,000 for the nine months ended September 30, 2016.

The fair value of options granted during the nine months ended September 30, 2017 and 2016 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Dividend yield	0%	0%
Expected volatility	41.3%	42.4%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.8%	1.3%
Fair value of each option on grant date	$ 3.43	$ 4.02

There were 2,250 and 4,500 options granted during each of the nine months ended September 30, 2017 and 2016, respectively.

Stock option activity during the nine months ended September 30, 2017 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2017	16,168	$14.40
Granted	2,250	8.91
Exercised	(250)	7.54
Outstanding at September 30, 2017	18,168	$13.81
Exercisable at September 30, 2017	10,499	$15.41

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2017 was approximately $1,000 and $0, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income.  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,790,331	$1,083,594	$731,289	$121,255	$257,631	$—	$3,984,100
Cost of goods sold	1,026,311	819,728	417,882	59,293	336,935	—	2,660,149
Gross profit (loss)	764,020	263,866	313,407	61,962	(79,304)	—	1,323,951
Selling, general and administrative*	315,941	131,100	287,087	44,805	91,442	435,080	1,305,455
Research and development*	—	—	—	—	—	168,686	168,686
Income (loss) from operations	$448,079	$132,766	$26,320	$17,157	$(170,746)	$(603,766)	$(150,190)

For the three months ended September 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,981,212	$1,273,923	$879,712	$195,890	$276,764	$—	$4,607,501
Cost of goods sold	1,115,507	956,953	413,385	49,924	404,258	—	2,940,027
Gross profit (loss)	865,705	316,970	466,327	145,966	(127,494)	—	1,667,474
Selling, general and administrative*	330,578	169,858	260,810	35,595	94,993	465,771	1,357,605
Research and development*	—	—	—	—	—	150,176	150,176
Income (loss) from operations	$535,127	$147,112	$205,517	$110,371	$(222,487)	$(615,947)	$159,693

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$4,910,856	$3,510,691	$2,664,330	$707,730	$504,846	$—	$12,298,453
Cost of goods sold	2,887,111	2,755,371	1,394,675	453,712	950,141	—	8,441,010
Gross profit (loss)	2,023,745	755,320	1,269,655	254,018	(445,295)	—	3,857,443
Selling, general and administrative*	1,001,434	516,958	824,692	130,301	292,562	1,443,758	4,209,705
Research and development*	—	—	—	—	—	519,160	519,160
Income (loss) from operations	$1,022,311	$238,362	$444,963	$123,717	$(737,857)	$(1,962,918)	$(871,422)

For the nine months ended September 30, 2016:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,278,456	$3,470,693	$2,997,006	$306,246	$764,888	$—	$12,817,289
Cost of goods sold	3,067,112	2,654,611	1,378,287	120,410	1,110,510	—	8,330,930
Gross profit (loss)	2,211,344	816,082	1,618,719	185,836	(345,622)	—	4,486,359
Selling, general and administrative*	1,034,975	472,510	759,863	109,968	322,182	1,422,393	4,121,891
Research and development*	—	—	—	—	—	475,165	475,165
Income (loss) from operations	$1,176,369	$343,572	$858,856	$75,868	$(667,804)	$(1,897,558)	$(110,697)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of September 30, 2017 and December 31, 2016 were as follows:

	Sep 30, 2017	Dec 31, 2016

Domestic	$817,124	$1,206,866
Export	374,744	551,803
IKONICS Imaging	223,990	363,602
DTX	88,151	52,935
AMS	190,113	177,374
Unallocated	(49,890)	(16,079)

Total	$1,644,232	$2,336,501

7.Income Taxes

The Company reports a liability for unrecognized tax benefits taken or expected to be taken when they are uncertain.  As of September 30, 2017 and September 30, 2016, there was no liability for unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2017 and first nine months of 2017, as well as the same periods of 2016.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Results of Operations

Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016

Sales.    Sales decreased 13.5% during the third quarter of 2017 to $4.0 million, compared to $4.6 million during the same period in 2016.  Third quarter sales were unfavorably impacted by $191,000, or 9.6%, Domestic sales decrease as soft market conditions resulted in lower sales across all  product lines.  Export sales also realized a 14.9% sales decrease in the third quarter as sales fell from $1.3 million in 2016 to $1.1 million in 2017 due mainly to the timing of sales into Asia.  IKONICS Imaging sales decreased from $880,000 in the third quarter of 2016 to $731,000 in 2017.  The $148,000, or 16.9%, decrease in sales is related to lower sales of high margin film products compared to the prior year.  Part of the IKONICS Imaging sales shortfall is timing related and we anticipate that it will be recovered in the fourth quarter of 2017.  DTX film sales were also down for the third quarter of 2017 compared to the same period in 2016 as sales decreased by $75,000, or 38.1%. During the third quarter of 2017, AMS sales were down $19,000, or 6.9%, versus the same period last year.

Gross Profit.  Gross profit was $1.3 million, or 33.2% of sales, in the third quarter of 2017 compared to $1.7 million, or 36.2% of sales, for the same period in 2016.  The gross profit as a percentage of sales decreased due to lower sales levels across all divisions.  Additionally, a less favorable sales mix negatively impacted the 2017 third quarter margin due to the decrease in sales of IKONICS Imaging and DTX high margin film products.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 32.8% of sales, in the third quarter of 2017 compared to $1.4 million, or 29.5% of sales, for the same period in 2016.  The decrease is related to lower travel and Export personnel expenses.

Research and Development Expenses.  Research and development expenses during the third quarter of 2017 were $169,000, or 4.2% of sales, versus $150,000, or 3.3% of sales, for the same period in 2016.  The higher 2017 third quarter costs were due to patent related legal expenses along with increased production trial expenses.

Interest Expense.  Interest expense for the third quarter of 2017 was $21,000 compared to interest expense of $22,000 during the third quarter of 2016.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building and related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes. For the third quarter of 2017, the Company realized an income tax benefit of $54,000, or an effective rate of 32.6%, compared to income tax expense of $60,000 or an effective rate of 42.3% for the same period in 2016.  The decrease in the effective tax rate for 2017 over 2016 is primarily due to the impact of non-deductible items and pre-tax profit for the quarter in 2016 and its related impact on the forecasted annual rate.  In 2017, the unfavorable non-deductible items decreased the effective tax rate due to estimated pre-tax losses. The income tax benefit and provision for the 2017 and 2016 periods differ from expected tax benefit due to unfavorable non-deductible items offset by the generation of research and development tax credits.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Sales.    Sales decreased 4.0% during the first nine months of 2017 to $12.3 million, compared to $12.8 million during the same period in 2016.  A more competitive market for artwork film sales along with overall soft market conditions resulted in a decrease in Domestic sales from $5.3 million in the first nine months of 2016 to $4.9 million in 2017.  Compared to the first nine months of 2016, IKONICS Imaging sales decreased by $333,000 to $2.7 million in 2017.  Part of the 2017 IKONICS Imaging sales decrease is timing related.  Additionally, IKONICS Imaging sales in the first nine months of 2016 were favorably impacted by a large initial order from a new customer.  AMS sales decreased by $260,000, or 34.0%, for the nine months of 2017 versus the same period in 2016 due to the temporary decrease in orders from AMS’s largest customer during the second quarter of 2017.  Beginning in the third quarter of 2017, the customer resumed its normal order pattern which is expected to continue for the remainder of 2017.   Partially offsetting these sales decreases was a $401,000, or 131.1% increase in DTX due to the sale of two DTX printers and improved consumable sales.  Export sales also realized a 1.2% sales increase for the first nine months of 2017 as sales increased by $40,000.

Gross Profit.  Gross profit was $3.9 million, or 31.4% of sales, in the first nine months of 2017 compared to $4.5 million, or 35.0% of sales, for the same period in 2016.  The gross profit as a percentage of sales decreased due to lower sale volumes and a less favorable sales mix.  Low margin Export sales comprised 28.5% of total 2017 sales compared to 27.1% of total sales in the first nine months of 2016 while higher margin IKONICS Imaging sales comprised 21.7% of total sales during the first nine months of 2017 versus 23.4% of total sales for the same period in 2016.  The gross margin percentage for the first nine months of 2017 was also unfavorably impacted by the sale of two low margin DTX printers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.2 million, or 34.2% of sales, in the first nine months of 2017 compared to $4.1 million, or 32.2% of sales, for the same period in 2016.  The increase in selling, general and administrative expenses reflects promotional and trade show expenses for both Export and IKONICS Imaging in addition to higher international sales consulting expenses.

Research and Development Expenses.  Research and development expenses during the first nine months of 2017 were $519,000, or 4.2% of sales, versus $475,000, or 3.7% of sales, for the same period in 2016. The increase in expenses for the first nine months of 2017 was due to patent related legal expenses along with increased production trial expenses.

Interest Expense.  Interest expense for the first nine months of 2017 was $62,000 compared to interest expense of $37,000 during the first nine months of 2016.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes.  For the first nine months of 2017, the Company realized an income tax benefit of $322,000, or an effective rate of 35.1%, compared to income tax benefit of $69,000 or an effective rate of 49.3%, for the same period in 2016.  The decrease in the effective tax rate for 2017 over 2016 is primarily due to higher pre-tax loss for the current year and the impact of non-deductible items.   The income tax benefit for the 2017 and 2016 periods differ from expected tax benefit due to unfavorable non-deductible items, offset by the generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $2.0 million and $1.0 million at September 30, 2017 and December 31, 2016, respectively.  Operating activities provided $148,000 in cash during the first nine months of 2017 compared to $804,000 of cash provided by operating activities during the same period in 2016.  Cash provided by operating activities is primarily the result of a net loss adjusted for non-cash depreciation, amortization, gain on sale and disposal of property, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2017, the timing of collections resulted in a $692,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $560,000 due to higher raw material and finished goods levels as the Company is increasing inventory levels for fourth quarter sales.  Prepaid expenses and other assets decreased $258,000.  The prepaid expense balance at December 31, 2016 included prepayments related to two DTX printers which have since been sold.  Accounts payable increased $70,000 due to the timing of vendor payments mainly related to raw material purchases.  Accrued expenses decreased $104,000, reflecting the timing of compensation payments while income taxes receivable increased $262,000 due to the timing of estimated tax payments compared to the calculated 2017 tax liability.

During the first nine months of 2016, the timing of collections resulted in an $11,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories decreased by $41,000 due to lower raw material and finished goods levels.  Prepaid expenses and other assets increased $93,000, reflecting insurance premiums and annual software license fees paid in advance.  Accounts payable increased $327,000 due to the timing of vendor payments mainly related to raw material purchases.  Accrued expenses decreased $31,000, reflecting the timing of compensation payments while income taxes receivable decreased $31,000 due to the timing of estimated tax payments compared to the calculated 2016 tax liability.

During the first nine months of 2017, cash provided by investing activities was $1.1 million.  The Company obtained proceeds from 14 certificates of deposits totaling $3.2 million and purchased eight certificates of deposits totaling $1.9 million.  The Company’s purchases of property and equipment of $190,000 were mainly for improvements to production and process capabilities and two vehicles. Also, during the first nine months of 2017, the Company incurred $32,000 in patent application costs that the Company has recorded as an asset and will amortize upon successful completion of the application process.  In addition the Company sold three vehicles for $33,000.

During the first nine months of 2016, cash used in investing activities was $5.4 million.  The Company purchased 15 certificates of deposits totaling $3,399,000.  The Company’s cash purchases of property and equipment were $1,966,000.  Total building expansion expenditures for 2016 were $1,393,000.  Expenditures on the new ERP system in the first nine months of 2016 were $209,000, of which $9,000 was included as part of construction payable and not as cash used in investing activities.  The remaining capital expenditures were mainly for upgrades to improve AMS production and process capabilities. Also during the first nine months of 2016, the Company incurred $26,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  In addition, the Company sold equipment for $21,000.

Related to the Company’s loan, the Company made principal payments of $104,000 during the first nine months of 2017.  During the first nine months of 2017, the Company received $2,000 from financing activities from the issuance of 250 shares of common stock due to the exercise of stock options while the Company repurchased 26,950 shares of its own stock during the first nine months of 2017 for $234,000.

During the first nine months of 2016, the Company received $3.2 million from financing activities.   The Company secured a loan of $3.4 million to finance the expansion of its AMS facility.  The Company paid $139,000 in debt issuance costs to obtain the loan initially and has made principal payments of $45,000.   During the first nine months of 2016, the Company received $4,000 from the issuance of 500 shares of common stock from the exercise of stock options.

As part of the $3.4 million loan obtained in 2016, the Company is required to maintain a debt service coverage ratio calculated as of the last day of each calendar quarter on a rolling four-quarter basis.  As of September 30, 2017, the Company’s was in compliance with the required debt service coverage ratio.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on September 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2017 or 2016 and there were no borrowings outstanding as of September 30, 2017 and December 31, 2016.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first nine months of 2017, the Company incurred $190,000 of capital expenditures mainly for improvements to production and process capabilities and the purchase of two vehicles.

The Company expects additional capital expenditures in 2017 of approximately $75,000 mainly for process and production improvements.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 33.7% of total sales during the first nine months of 2017 compared to 29.7% of total sales for the same period in 2016.  Foreign sales increased in 2017 due to the sale of two DTX printers into Europe along with improved consumable sales to Latin America.  Fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability to uncertainties due to foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, although a portion is transacted in Euros.  IKONICS has not implemented an economic hedging strategy to reduce the risk of foreign currency translation exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2017.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2017 or 2016.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative.  Although AMS experienced a short-term drop in sales during the first six months of 2017 due to temporary inventory overstocking by a major customer, these sales have returned to expected levels in the third quarter of 2017, and the Company anticipates continued growth over the long term.  The Company has two long-term sales agreements in place for its technology with major aerospace companies and is negotiating a third.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives and expects increased consumable sales as a result of the sale of two DTX printers in the second quarter of 2017.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Response to SubTHAT!™ has been very encouraging, and the Company received a $258,000 purchase order for SubTHAT!™ in the fourth quarter of 2017  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.   The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  While the Company is still in the process of evaluating the effect of adoption on its financial statements and is currently assessing its contracts with customers, the Company anticipates that it will expand its financial statement disclosures in order to comply with the new standard.  The Company has established a timeline and process to evaluate the impact, transition and disclosure requirements of the ASU and believes the timeline is sufficient to allow the Company to effectively implement the new standard in the first quarter of 2018.  The Company has not yet concluded on a transition method upon adoption, but plans to select a transition method in the fourth quarter of 2017.

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

PART II.OTHER INFORMATION

ITEM 1.              Legal Proceedings

None

ITEM 1A.           Risk Factors

Not applicable

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares as indicated in the table below during the third quarter of 2017(1):

(c) Total Number of
	(a) Total	(b) Average	Shares Purchased as	(d) Maximum Number
	Number	Price	Part of Publicly	of Shares that May
	of Shares	Paid per	Announced	Yet Be Purchased Under
	Purchased	Share	Plans or Programs	The Plans or Programs
July 1, 2017 through July 31, 2017	—	$—	—	—
Aug. 1, 2017 through Aug. 31, 2017	25,000	$8.75	25,000	75,000
Sep. 1, 2017 through Sep. 30, 2017	—	$—	—	—
	25,000		25,000

(1)

In prior years, the Company’s board of directors had authorized the repurchase of 250,000 shares of common stock.   A total of 219,589 shares were repurchased under this program including 1,950 shares repurchased during the second quarter of 2017.  As of August 2 2017 the plan allowed for an additional 30,411 shares to be repurchased.  On August 3, 2017, the Company’s board of directors approved a new repurchase authorization for 100,000 shares of the Company’s common stock, which replaces all prior authorizations.  Shares repurchased under this new authorization may be made through open market and privately negotiated transactions from time to time.  The new share repurchase authorization does not have an expiration date.

ITEM 3.              Defaults upon Senior Securities

Not applicable

ITEM 4.              Mine Safety Disclosures

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017:

Exhibit	Description
3.1

Restated Articles of Incorporation of Company, as amended (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (File No. 000-25727).

3.2

By-Laws of the Company, as amended (Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2007 (File No. 000-25727).

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

IKONICS CORPORATION

DATE: November 14, 2017	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance