Form 10-K
period 2017-12-31
IKONICS CORP
filed 2018-03-02
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Smaller reporting company ☒
Accelerated filer ☐		Emerging Growth Company ☐
Non-accelerated filer ☐ (do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was $12,454,213 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 1,983,553 issued and outstanding as of February 23, 2018.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions or statements of intention subject to risks and uncertainties and actual events or results could differ materially from those projected.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. Factors that could cause actual results to differ include the risks, uncertainties and other matters set forth below under the caption “Risk Factors” and the matters set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s three traditional businesses, Domestic, IKONICS Imaging and Export, have been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing  awards and recognition industries and dye sublimation markets.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide primarily through distributors.  In 2006, the Company began a major effort to diversify and expand its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (“AMS”) business unit which uses the Company’s proprietary processes and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (“DTX”) for putting patterns and textures into steel molds for the plastic injection molding industry. The original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured by a third party and sold by IKONICS.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets, these sales are direct to the mold maker.  The DTX technology is also utilized in prototyping where the Company’s technology offers a unique combination of high definition, large format prints, and abrasion resistance.

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

The Company has a diverse customer base both domestically and abroad, with international sales accounting for 31.0% of total sales in 2017 and 28.0% of total sales in 2016, and does not depend on one or a few customers for a material portion of its revenues.  In 2017 and 2016, no one customer accounted for more than 10% of net sales.

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

Research and Development and Intellectual Property

The Company incurred costs totaling 4.0% of sales, or $689,000, on research and development in 2017, and 3.7% of sales, or $647,000, in 2016.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacturing of screen print stencils, photoresists for abrasive etching and acid resist and prototyping ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.  Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates along with dye sublimation films.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “IKONICS Imaging,” “Precision Abrasive Machining,” “SmartFlex,” “PhotoBrasive,” “AccuArt,”  “Nichols,” “image mate,” “Alpha FlexTrace,” “Alpha MicroCap,”, “DTX” and “SubTHAT!” trademarks.

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

Employees

As of February 23, 2018, the Company had 83 full-time employees, 78 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and AMS initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance.

The Company’s DTX and AMS initiatives involve new technologies that might never achieve market acceptance.  During 2017 and 2016, the Company generated operating losses in its AMS segment while DTX realized operating income for the first time in 2015 and was profitable again in 2016 and 2017.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

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

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its AMS and DTX business units.  The Company spent 4.0% of sales, or $689,000, on research and development in 2017 and 3.7% of sales, or $647,000, in 2016.  A substantial portion of these investments was in the Company’s AMS and DTX initiatives.  The Company plans to continue to invest significant resources in research and development on these initiatives for the foreseeable future.  The Company believes successful execution of these initiatives is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues in these business units, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

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

During 2017, a significant portion of the Company’s sales, including nearly all sales of its Domestic products and nearly all of its International sales, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

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

As of December 31, 2017, the Company’s directors and officers collectively beneficially owned approximately 14.0% of its common stock outstanding as of that date.  As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

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

The terms of our financing agreement contain certain financial ratio covenants that may impair our ability to conduct our business.

On April 1, 2016, we entered into a financing agreement with the Duluth Economic Development Authority and Wells Fargo Bank, N.A. to borrow $3.4 million. The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in our manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota. We are subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that we maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis. In the event of a breach of a covenant, we would need to obtain a waiver from the lender or the lender may cancel the financing agreement and accelerate the full amount of outstanding indebtedness.  We were in compliance with the covenants, including the debt service ratio covenant, as of December 31, 2017, but our ability to comply with these covenants in the future will depend on future operating performance and we may not meet them. In the event that we fall out of compliance with these covenants and we are unable to obtain a waiver and the indebtedness is accelerated, it would have an adverse effect on our financial condition and future operating performance and could limit our ability to invest in other business activities.

We heavily rely on our information technology systems and are vulnerable to damage and interruption.

We rely on our information technology systems and infrastructure to process transactions and manage our business, including maintaining employee, client and supplier information.  We have also engaged third parties, including cloud providers, to store, transfer and process data.  Our information technology systems, as well as the systems of our customers, suppliers and other partners, are vulnerable to outages and an increasing risk of deliberate intrusions to gain access to and exploit company sensitive information. Similarly, data security breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. We may be unable to prevent outages or security breaches in our systems that could adversely affect our results of operations and cause reputational harm.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an approximately 11-acre property with a 62,300 square-foot manufacturing and warehouse facility.  The 62,300 square-foot facility is comprised of a 35,000 square-foot warehousing and manufacturing facility constructed in 2008 and a 27,300 square-foot expansion completed in 2016 to accommodate the Company’s AMS business. The entire facility on the 11-acre property is collateral on the Company’s $3.4 million loan.

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

	High	Low

Fiscal Year Ended December 31, 2017:
First Quarter	$12.00	$9.50
Second Quarter	10.14	7.40
Third Quarter	9.39	8.20
Fourth Quarter	8.80	7.34

Fiscal Year Ended December 31, 2016:
First Quarter	$12.33	$10.29
Second Quarter	11.95	10.20
Third Quarter	13.95	10.25
Fourth Quarter	12.00	10.47

As of February 23, 2018, the Company had 534 shareholders.  The Company has not declared cash dividends in the past two years and does not currently have plans to pay any cash dividends in the future. Any future declaration and payment of dividends is within the sole discretion of the Company’s board of directors.

 The Company repurchased shares as indicated in the table below during the fourth quarter of  2017(1):

			(c) Total Number of
	(a) Total	(b) Average	Shares Purchased as	(d) Maximum Number
	Number	Price	Part of Publicly	of Shares that May
	of Shares	Paid per	Announced	Yet Be Purchased Under
	Purchased	Share	Plans or Programs	The Plans or Programs
Oct. 1, 2017 through Oct. 31, 2017	—	$—	—	75,000
Nov. 1, 2017 through Nov 30, 2017	7,649	$7.83	7,649	67,351
Dec. 1, 2017 through Dec. 31, 2017	851	$8.00	851	66,550
Total	35,450		35,450

(1)

In prior years, the Company’s board of directors had authorized the repurchase of up to 250,000 shares of common stock.   A total of 219,589 shares were repurchased under this program including 1,950 shares repurchased during the second quarter of 2017.  As of August 2, 2017, the plan allowed for an additional 30,411 shares to be repurchased.  On August 3, 2017, the Company’s board of directors approved a new repurchase authorization for up to100,000 shares of the Company’s common stock, which replaced all prior authorizations.  Shares repurchased under this new authorization may be made through open market and privately negotiated transactions from time to time.  The new share repurchase authorization does not have an expiration date.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2017 and 2016 and should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended December 31, 2017 and 2016, included herein.

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

Income Taxes.  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% and 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted rate. This revaluation resulted in a benefit of $115,000 to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Reform Act did not have a material impact on the 2017 consolidated financial statements.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Sales.  Sales decreased 1.9% in 2017 to $17.2 million, compared to $17.6 million in 2016.  A more competitive market for artwork film sales along with overall soft market conditions resulted in a decrease in Domestic sales from $7.4 million in 2016 to $6.9 million in 2017.  Compared to 2016, IKONICS Imaging sales decreased by $231,000 to $4.0 million in 2017 as sales were negatively affected by some customers moving to competing technologies.  The IKONICS Imaging sales variance was also impacted by a large initial order from a new customer received in 2016.  Partially offsetting these sales decreases in 2017, IKONICS Imaging realized sales of $258,000 for its newly introduced SubTHAT!™ film.  AMS sales decreased by $296,000, or 28.4%, in 2017 versus 2016 due to the temporary decrease in orders from AMS’s largest customer during the second quarter of 2017.  Beginning in the third quarter of 2017, the customer resumed its normal order pattern, which is expected to continue in 2018.   Partially offsetting these sales decreases was a $413,000, or 101.9% increase in DTX due to the sale of two DTX printers and improved consumable sales.  Export sales also realized a $214,000, or 4.8%, sales increase in 2017 compared to 2016 due to improved sales to Asia.

Gross Profit.    Gross profit was $5.7 million, or 33.2% of sales, in 2017 compared to $6.2 million, or 35.5% of sales, in 2016.  The gross profit as a percentage of sales decreased due to lower sale volumes and a less favorable sales mix.  Low margin Export sales comprised 27.4% of total 2017 sales compared to 25.7% of total sales in 2016 while higher margin IKONICS Imaging sales comprised 23.3% of total sales in 2017 versus 24.2% of total sales in 2016.  The gross margin percentage in 2017 was also unfavorably impacted by the sale of two low margin DTX printers and the temporary decrease in AMS sales in 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.5 million, or 31.9% of sales, in 2017 compared to $5.6 million, or 31.9% of sales, in 2016.  The decrease in selling, general and administrative expenses reflects lower health insurance expenses in 2017. IKONICS utilizes a self-funded medical insurance plan and can experience fluctuations in medical insurance costs.  The Company mitigates part of the risk under this self-funded plan by purchasing both specific and aggregate stop-loss insurance coverage.  The decrease in selling, general and administrative expenses also reflects lower travel expenses.  These expense decreases were partially offset by increased trade show expenses along with higher international sales consulting expenses.

Research and Development Expenses.  Research and development expenses in 2017 were $689,000, or 4.0% of sales, versus $647,000, or 3.7% of sales in 2016. The increase in expenses in 2017 was due to patent-related legal expenses along with increased production trial expenses.

Income Taxes.  During 2017, the Company realized an income tax benefit of $298,000, or an effective rate of 56.8%, compared to income tax benefit of $4,000, or an effective rate of 5.8%, for the same period in 2016.  The increase  to income tax benefit in 2017 from 2016 is primarily due to a benefit of $115,000 related to the favorable impact of a revaluation of the Company’s deferred tax liability as a result of the Tax Reform Act as well as a higher pre-tax book loss generated in 2017 compared to the pre-tax book loss generated in 2016.  Additionally, differences between effective tax rate and the statutory tax rate are related to credits for research and development, and other non-deductible items.

Liquidity and Capital Resources

Outside of the 2016 building expansion, for which $3.4 million in financing was obtained, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $930,000 and $1.0 million at December 31, 2017 and 2016, respectively.  In addition to its cash, the Company held $2.9 million and $3.2 million of short-term investments as of December 31, 2017 and 2016, respectively.  The Company generated $205,000 in cash from operating activities during 2017, compared to generating $917,000 of cash from operating activities in 2016.  Cash provided by operating activities is primarily the result of the net loss adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2017, improved collections resulted in a $146,000 trade receivables decrease.  Inventories increased by $100,000 related to an increase in finished goods inventories compared to 2016.  Accounts payable decreased from 2016 to 2017 by $409,000 due to the timing of payments to and purchases from vendors, mainly related to raw materials.  Prepaid expenses and other assets decreased $194,000 from 2016 to 2017.  The decrease is mainly related to 2016 prepayments on equipment being manufactured that was sold in 2017.  Compared to 2016, accrued expenses decreased $33,000 reflecting the timing of compensation payments.  Income taxes receivables decreased $64,000 due to the timing of estimated 2017 tax payments compared to the calculated 2017 tax liability.

During 2016, inventories decreased by $134,000 related to a decrease in raw material inventories compared to 2015.  The timing of collections resulted in a $171,000 trade receivables increase in 2016 versus 2015.  Accounts payable increased from 2015 to 2016 by $310,000 due to the timing of payments to and purchases from vendors.  Prepaid expenses and other assets increased $276,000 from 2015 to 2016.  The increase is mainly related to prepayments on equipment manufactured in 2016 that were completed and sold in 2017.  Compared to 2015, accrued expenses increased $74,000 reflecting the timing of compensation payments and an increase in the accrual for medical expenses.  Income taxes receivable decreased $37,000 due to the timing of estimated 2016 tax payments compared to the calculated 2016 tax liability.

During 2017, cash provided by investing activities was $115,000.  The Company purchased 16 certificates of deposits totaling $3.9 million.  Eighteen certificates of deposits totaling $4.2 million matured during 2017.  The Company’s purchases of property and equipment of $230,000 in 2017 were mainly for improvements to production and process capabilities and two vehicles. Also, during 2017, the Company incurred $39,000 in patent application costs that the Company has recorded as an asset and will amortize upon successful completion of the application process.  In addition, the Company sold three vehicles for $33,000.

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

Related to the Company’s loan, the Company made principal payments of $140,000 in 2017.  During 2017, the Company received $2,000 from financing activities from the issuance of 250 shares of common stock due to the exercise of stock options, while the Company repurchased 35,450 shares of its own stock for $300,000.

During 2016, the Company received $3.2 million from financing activities.   The Company secured a loan of $3.4 million in which the proceeds were used to finance the expansion of its AMS facility.  Related to securing the loan, the Company paid $139,000 in debt issuance costs and made principal payments of $79,000.   During 2016, the Company received $4,000 from the issuance of 500 shares of common stock pursuant to the exercise of stock options.

On April 1, 2016, the Company entered into a financing agreement to borrow $3.4 million.  The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.14% per year, subject to change based upon changes to the maximum federal corporate tax rate, payable monthly, and matures on April 1, 2041.  The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) may tender the Bonds to the Issuer on April 1, 2021, which would result in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time. If in the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.  Including debt costs of approximately $139,000, the Loan’s effective annual interest rate was 2.77% at December 31, 2017.  As a result of the Tax Reform Act described above, the Company estimates the future effective interest rate will be approximately 3.23% beginning in March 2018, resulting in an approximate $15,000 increase in interest payments annually.  The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.  The Company was in compliance with the required debt service coverage ratio as of December 31, 2017 and 2016.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on June 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during 2017 or 2016, and there were no borrowings outstanding as of December 31, 2017 and 2016.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

In 2017, the Company incurred $230,000 of capital expenditures which were mainly for improvements to production and process capabilities and two vehicles. In 2016, the Company incurred $1.7 million of capital expenditures.  A majority of the expenditures were related to the AMS building expansion.  The remaining capital expenditures were for upgrades to improve AMS production and process capabilities, as well as for a new ERP system.

The Company expects capital expenditures in 2018 of approximately $658,000.  The planned expenditures primarily will be to upgrade the heating, cooling and ventilation system at the Company’s main facility and manufacturing equipment to improve processes and capabilities.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in various regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2017 foreign sales of $5.4 million were approximately 30.5% of total sales, compared to the 2016 foreign sales of $4.9 million, which were 28.0% of total sales.  The Company realized an increase in foreign sales due to the sale of two DTX printers into Europe and improved consumable sales to Asia.

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

The Company continues to make progress on its AMS business initiative.  Although AMS experienced a short-term drop in sales during 2017 due to temporary inventory overstocking by a major customer, these sales have returned to expected levels, and the Company anticipates continued growth over the long term.  The Company has two long-term sales agreements in place for its technology with major aerospace companies and is negotiating a third.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives and expects increased consumable sales as a result of the sale of two DTX printers in 2017.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Response to SubTHAT!™ has been very encouraging, with the Company realizing SubTHAT!™ sales of $258,000 in the fourth quarter of 2017.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014‑09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  The standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The Company will adopt the provisions of ASU 2014-09 on January 1, 2018 using the modified retrospective method.  While most of the Company’s revenue is contracted with customers through one-time purchase orders and short-term contracts, the Company does have long-term contracts with certain customers.  The Company is nearly complete with its evaluation of the effect of adoption on its financial statements, and will expand its financial statement disclosures in future periods in order to comply with the new standard.  For the revenue streams assessed, the Company does not anticipate any adjustments regarding the timing of recognizing revenue as a result of the adoption.  The

Company does not incur upfront costs to obtain a contract and, upon adoption, the Company will elect to treat delivery costs as a fulfillment activity that are expensed as incurred.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IKONICS Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IKONICS Corporation (the Company) as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2002.

Duluth, Minnesota
March 2, 2018

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$929,700	$1,048,713
Short-term investments	2,895,000	3,246,000
Trade receivables, less allowances of $53,000 in 2017 and $54,000 in 2016	2,190,260	2,336,501
Inventories	2,086,065	1,986,172
Prepaid expenses and other assets	168,242	361,905
Income taxes receivable	2,116	66,181
Total current assets	8,271,383	9,045,472
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,207,790	9,189,743
Machinery and equipment	4,968,595	4,884,814
Office equipment	1,573,191	1,566,856
Vehicles	245,679	272,144
	15,995,255	15,913,557
Less accumulated depreciation	(7,693,594)	(7,001,162)
Total property, plant, and equipment, at cost	8,301,661	8,912,395
INTANGIBLE ASSETS, less accumulated amortization of $174,991 in 2017 and $149,072 in 2016	351,186	338,127
Total assets	$16,924,230	$18,295,994
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$130,899	$127,303
Accounts payable	321,860	730,386
Accrued compensation	360,554	388,600
Other accrued liabilities	62,468	67,088
Total current liabilities	875,781	1,313,377
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	2,946,518	3,077,457
Deferred income taxes	144,000	446,000
Total long-term liabilities	3,090,518	3,523,457
Total liabilities	3,966,299	4,836,834
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,553 shares in 2017 and 2,018,753 shares in 2016	198,355	201,875
Additional paid-in capital	2,709,390	2,732,006
Retained earnings	10,050,186	10,525,279
Total stockholders’ equity	12,957,931	13,459,160
Total liabilities and stockholders' equity	$16,924,230	$18,295,994

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended
	December 31,
	2017	2016

NET SALES	$17,243,244	$17,569,901

COST OF GOODS SOLD	11,512,699	11,332,991

GROSS PROFIT	5,730,545	6,236,910

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,506,466	5,611,849

RESEARCH AND DEVELOPMENT EXPENSES	688,688	647,065

LOSS FROM OPERATIONS	(464,609)	(22,004)

INTEREST EXPENSE	(83,080)	(58,222)

OTHER	23,542	11,165

LOSS BEFORE INCOME TAXES	(524,147)	(69,061)

INCOME TAX BENEFIT	(298,000)	(4,000)

NET LOSS	$(226,147)	$(65,061)

LOSS PER COMMON SHARE:
Basic	$(0.11)	$(0.03)
Diluted	$(0.11)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	2,007,613	2,018,649
Diluted	2,007,613	2,018,649

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2017 AND 2016

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2015	2,018,253	$201,825	$2,703,050	$10,590,340	$13,495,215

Net loss	—	—	—	(65,061)	(65,061)
Exercise of stock options and related tax benefit	500	50	3,949	—	3,999
Stock based compensation and related tax benefit	—	—	25,007	—	25,007

BALANCE AT DECEMBER 31, 2016	2,018,753	201,875	2,732,006	10,525,279	13,459,160

Net loss	—	—	—	(226,147)	(226,147)
Exercise of stock options and related tax benefit	250	25	1,798	—	1,823
Common stock repurchased	(35,450)	(3,545)	(47,975)	(248,946)	(300,466)
Stock based compensation	—	—	23,561	—	23,561

BALANCE AT DECEMBER 31, 2017	1,983,553	$198,355	$2,709,390	$10,050,186	$12,957,931

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Year Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,147)	$(65,061)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	836,877	760,772
Amortization	38,265	33,768
Stock based compensation	23,561	25,007
Net gain on sale and disposal of property, plant and equipment	(28,689)	(5,750)
Deferred income taxes	(302,000)	61,000
Changes in working capital components:
Trade receivables	146,241	(171,307)
Inventories	(99,893)	133,633
Prepaid expenses and other assets	193,663	(276,257)
Income tax receivable	64,003	36,831
Accounts payable	(408,526)	310,141
Accrued expenses	(32,666)	74,170
Net cash provided by operating activities	204,689	916,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and construction in progress	(230,089)	(2,064,426)
Proceeds from sale of property and equipment	32,635	21,000
Purchases of intangibles	(38,977)	(27,146)
Purchases of short-term investments	(3,875,000)	(4,379,000)
Proceeds on sale of short-term investments	4,226,000	1,133,000
Net cash provided by (used in) investing activities	114,569	(5,316,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	3,415,000
Payment of debt issuance costs	—	(139,418)
Payments on long-term debt	(139,690)	(79,475)
Repurchase of common stock	(300,466)	—
Proceeds from exercise of stock options	1,885	3,765
Net cash (used in) provided by financing activities	(438,271)	3,199,872

NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,013)	(1,199,753)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,048,713	2,248,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$929,700	$1,048,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$70,990	$43,421
Cash received for income taxes, net	$60,003	$102,234

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Foreign Export Sales - IKONICS Corporation’s (the Company or IKONICS) traditional business has been the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces.  Customers’ applications are primarily screen printing and abrasive etching. These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. Leveraging these technologies the Company is also diversifying and expanding its business to industrial markets. These efforts also include the Company’s Advanced Material Solutions (AMS) business unit which uses the Company’s proprietary process and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers. The customer base for AMS is primarily the aerospace and electronics industries. Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (DTX) for putting patterns and textures into steel molds for the plastic injection molding industry. The original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. Industrial inkjet printers, which are integral to the DTX system, are manufactured and sold by a strategic partner. The Company’s business plan is to sell a suite of products including consumable fluids and transfer films. For most markets these sales are direct to the mold maker. The DTX technology is being expanded to prototyping where the Company’s technology offers a unique combination of high definition and large format prints. The Company’s principal markets are throughout the United States.  In addition, the Company sells to Europe, Latin America, Asia, and other parts of the world.  The Company extends credit to its customers, all on an unsecured basis, on terms that it establishes for individual customers.

Foreign sales approximated 31.0% and 28.0% of net sales in 2017 and 2016, respectively.  The Company’s trade receivables at December 31, 2017 and 2016 due from foreign customers were 25.5% and 23.6% of total trade receivables, respectively.  The foreign export receivables are comprised primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2017 or in 2016.

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

Short-Term Investments — Short-term investments consist of fully insured certificates of deposit with original maturities ranging from one to twelve months as of both December 31, 2017 and 2016.

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

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year-end spot rate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) No. 830, Foreign Currency Matters.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheets or the Statements of Operations, Stockholders’ Equity and Cash Flows for 2017 and 2016.

Inventories — Inventories are stated at the lower of cost or market using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,183,000 and $1,127,000 higher than reported at December 31, 2017 and 2016, respectively.  The inventory reserve for obsolescence was $7,000 and $5,000 at December 31, 2017 and 2016, respectively. The major components of inventories are as follows:

	Dec 31, 2017	Dec 31, 2016

Raw materials	$1,428,924	$1,438,471
Work-in-progress	423,186	355,208
Finished goods	1,416,547	1,319,856
Reduction to LIFO cost	(1,182,592)	(1,127,363)

Total Inventories	$2,086,065	$1,986,172

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

As of December 31, 2017, the remaining estimated weighted average useful lives of intangible assets are as follows:

Years

Patents	10.6
Licenses	0.3

Impairment of Long-lived Assets — The Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  To date, the Company has determined that no loss on impairment of long-lived assets exists.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, trade receivables, accounts payable, and accrued liabilities approximate fair value due to the short maturities of these instruments.  The fair value of long-term debt approximates its carrying value and has been estimated based on interest rates being offered for similar debt having the same or similar remaining maturities and collateral requirements.

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

Deferred Taxes — Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company classifies deferred tax assets and liabilities as noncurrent.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% and 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted rate. This revaluation resulted in a benefit of $115,000 to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Reform Act did not have a material impact on the 2017 consolidated financial statements.

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

Earnings Per Common Share (EPS) — Basic EPS is calculated using net income (loss) divided by the weighted average of common shares outstanding.  Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares, when dilutive, that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.

Shares used in the calculation of diluted EPS are summarized below:

	2017	2016

Weighted average common shares outstanding	2,007,613	2,018,649
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	2,007,613	2,018,649

If the Company was in a net income position at December 31, 2017, 2,250 options with a weighted average exercise price of $8.91 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive, while 15,918 options with a weighted average exercise price of $14.51 would have remained excluded as the options were anti-dilutive.

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

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718, Compensation — Stock Compensation.

Recent Accounting Pronouncements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014‑09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).  The standard also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.

The Company will adopt the provisions of ASU 2014-09 on January 1, 2018 using the modified retrospective method.  While most of the Company’s revenue is contracted with customers through one-time purchase orders and short-term contracts, the Company does have long-term contracts with certain customers.  The Company is nearly complete with its evaluation of the effect of adoption on its financial statements, and will expand its financial statement disclosures in future periods in order to comply with the new standard.  For the revenue streams assessed, the Company does not anticipate any adjustments regarding the timing of recognizing revenue as a result of the adoption.  The Company does not incur upfront costs to obtain a contract and, upon adoption, the Company will elect to treat delivery costs as a fulfillment activity that are expensed as incurred.

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

2.          INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2017 and 2016 consists of the following:

The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% and 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted rate. This revaluation resulted in a benefit of $115,000 to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Reform Act did not have a material impact on the 2017 consolidated financial statements.

	2017	2016

Current:
Federal	$(5,000)	$(72,000)
State	9,000	7,000
	4,000	(65,000)
Deferred - Federal	(302,000)	61,000
	$(298,000)	$(4,000)

The expected provision benefit for income taxes, computed by applying the U.S. federal income tax rate of 34% in 2017 and 2016 to income (loss) before taxes, is reconciled to income benefit as follows:

	2017	2016

Expected provision for federal income taxes	$(178,000)	$(23,000)
State income taxes, net of federal benefit	2,000	7,000
Non-deductible meals, entertainment, and life insurance	29,000	27,000
Research and development credit	(38,000)	(32,000)
Change in valuation allowance	16,000	15,000
Tax rate change adjustment related to Tax Reform Act	(115,000)	-
Prior year true-ups and other	(14,000)	2,000
	$(298,000)	$(4,000)

Net deferred tax liabilities consist of the following as of December 31, 2017 and 2016:

	2017	2016

Deferred tax liabilities:
Accrued vacation	$19,000	$32,000
Inventories reserve	46,000	66,000
Allowance for doubtful accounts	2,000	4,000
Allowance for sales returns	9,000	15,000
Research and development credit carryforward	131,000	77,000
Accrued self-insured medical	1,000	3,000
Property and equipment	(242,000)	(499,000)
Intangible assets	(65,000)	(92,000)
Net operating loss	40,000	-
Other	6,000	8,000
Valuation allowance	(91,000)	(60,000)
Net deferred tax liabilities	$(144,000)	$(446,000)

The Company’s federal net operating loss carryforward and research and development credit carryover as of December 31, 2017 was $167,000 and $40,000, respectively, and will begin to expire in 2036.  The Company’s state net operating loss carryforwards at December 31, 2017 total $834,000 and begin expiring in 2026.  The Company has state research and development credit carryforwards as of December 31, 2017 of $115,000.

The valuation allowance balance of $91,000 and $60,000 at December 31, 2017 and 2016, relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.  The change in the valuation allowance was $31,000 in 2017 and $15,000 in 2016.  Approximately $15,000 of the $31,000 change in 2017 is a result of recording the impact of the revaluation on these credits and corresponding increase in valuation allowance related to the Tax Reform Act discussed above.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2017 and 2016, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation. As of December 31, 2017, with few exceptions, the Company is no longer subject to examination prior to tax year 2014.

3.          INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, and licenses.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.    There were no abandonments or impairment adjustments to intangible assets during the years ended December 31, 2017 and 2016.

Intangible assets at December 31, 2017 and 2016 consist of the following:

	December 31, 2017		December 31, 2016
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$476,177	$(126,032)	$437,199	$(103,238)
License	50,000	(48,959)	50,000	(45,834)
	$526,177	$(174,991)	$487,199	$(149,072)

	2017	2016
Aggregate amortization expense:
For the years ended December 31	$25,919	$25,115

Estimated amortization expense for the years ending December 31:

2018	$24,000
2019	23,000
2020	22,000
2021	22,000
2022	22,000

In connection with the license agreement, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $11,000 and $12,000 of expense under these agreements during 2017 and 2016, respectively, which are included in selling, general and administrative expenses in the Statements of Operations.

4.          RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2017 and 2016 was approximately $235,000 and $236,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2017:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$6,934,433	$4,722,950	$4,021,970	$817,640	$746,251	$—	$17,243,244
Cost of goods sold	4,100,497	3,721,800	1,915,390	487,509	1,287,503	—	11,512,699
Gross profit (loss)	2,833,936	1,001,150	2,106,580	330,131	(541,252)	—	5,730,545
Selling, general, and administrative*	1,345,427	645,973	1,065,957	168,553	376,498	1,904,058	5,506,466
Research and development*	—	—	—	—	—	688,688	688,688
Income (loss) from operations	$1,488,509	$355,177	$1,040,623	$161,578	$(917,750)	$(2,592,746)	$(464,609)

For the year ended December 31, 2016:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,361,222	$4,508,577	$4,253,249	$404,898	$1,041,955	$—	$17,569,901
Cost of goods sold	4,203,125	3,501,769	1,906,664	162,376	1,559,057	—	11,332,991
Gross profit (loss)	3,158,097	1,006,808	2,346,585	242,522	(517,102)	—	6,236,910
Selling, general, and administrative*	1,396,266	650,513	1,052,823	144,970	419,469	1,947,808	5,611,849
Research and development*	—	—	—	—	—	647,065	647,065
Income (loss) from operations	$1,761,831	$356,295	$1,293,762	$97,552	$(936,571)	$(2,594,873)	$(22,004)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2017 and December 31, 2016 were as follows:

	Dec 31, 2017	Dec 31, 2016

Domestic	$1,119,228	$1,206,866
Export	558,872	551,803
IKONICS Imaging	238,813	363,602
DTX	64,278	52,935
AMS	238,848	177,374
Unallocated	(29,779)	(16,079)

Total	$2,190,260	$2,336,501

6.          STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 101,989 shares of common stock are reserved for additional grants of options under the plan as of December 31, 2017.

Under the plan, the Company charged compensation expense of $23,561 and $25,007 against income in 2017 and 2016, respectively.

As of December 31, 2017, there was approximately $17,000 of unrecognized compensation expense related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were approximately $2,000 and $4,000 for 2017 and 2016, respectively.

The fair value of options granted during 2017 and 2016 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Dividend yield	0%	0%
Expected volatility	41.3%	42.4%
Expected life of option	Five Years	Five Years
Risk-free interest rate	1.8%	1.3%
Fair value of each option on grant date	$ 3.43	$ 4.02

There were 2,250 and 4,500 options granted during 2017 and 2016, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2017 and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2017	16,168	$14.40
Granted	2,250	8.91
Exercised	(250)	7.54
Outstanding at December 31, 2017	18,168	$13.81
Exercisable at December 31, 2017	10,499	$15.41

The weighted-average grant date fair value of options granted was $3.43 and $4.02 for the years ended December 31, 2017 and 2016, respectively.  The total intrinsic value of stock options exercised was $490 and $2,160 for the years ended December 31, 2017 and 2016, respectively.

In prior years, the Company’s board of directors had authorized the repurchase of up to 250,000 shares of common stock.   A total of 219,589 shares were repurchased under this program including 1,950 shares repurchased during the second quarter of 2017.  As of August 2, 2017, the plan allowed for an additional 30,411 shares to be repurchased.  On August 3, 2017, the Company’s board of directors approved a new repurchase authorization for up to 100,000 shares of the Company’s common stock, which replaces all prior authorizations.  Shares repurchased under this new authorization may be made through open market and privately negotiated transactions from time to time.  The new share repurchase authorization does not have an expiration date.  Subsequent to August 2, 2017 the Company repurchased 33,500 shares for $278,620.  During 2017, the Company repurchased 25,000 shares for $218,750 from a beneficial shareholder holding more than 5% of outstanding common stock.

7.          CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2017, the balance at one of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.14% per year, subject to change based upon changes to the maximum federal corporate tax rate, payable monthly, and matures on April 1, 2041. Including debt costs of approximately $139,000, the Loan’s effective interest rate was 2.77% at December 31, 2017.  As a result of the Tax Reform Act described in Note 2, the Company estimates the future effective interest rate will be approximately 3.23% beginning in March 2018, resulting in an approximate $15,000 increase in interest payments annually.

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

The remaining principal payments required under the agreement for years ended December 31, and the current and long‑term portion of the principal, are as follows:

2018	143,000
2019	146,000
2020	149,000
2021	152,000
2022	156,000
Thereafter	2,450,000
Total Principal	3,196,000
Less: Unamortized debt issuance costs	118,000
Less: Current portion	131,000
Long-term portion	$2,947,000

In connection with the agreement, the Company incurred debt issuance costs of approximately $139,000 during 2016, which were deferred and are being amortized over the term of the Financing Agreement. Amortization of debt issuance costs was approximately $12,000 for 2017 and $9,000 for 2016 and is included in interest expense. Debt issuance costs of $106,000 and $12,000 are netted against long-term debt and current portion of long‑term debt, respectively as of December 31, 2017. Amortization of debt costs is expected to be approximately $10,000 annually for each of the next five years.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on June 30, 2019 that bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during 2017 or 2016 and there were no borrowings outstanding as of December 31, 2017 and 2016.  There are no financial covenants related to the line of credit and the Company expects to obtain a similar line of credit when the current line of credit expires.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all assets of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2018 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of RSM US LLP, independent registered public accounting firm

(ii) Balance Sheets as of December 31, 2017 and 2016

(iii) Statements of Operations for the years ended December 31, 2017 and 2016

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

(v) Statements of Cash Flows for the years ended December 31, 2017 and 2016

(vi) Notes to the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2017:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2018.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2018.

/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

/s/ Jon Gerlach
Jon Gerlach, Chief Financial Officer
and Vice President of Finance
(Principal Financial and Accounting Officer)

Marianne Bohren*	Director

Lockwood Carlson*	Director

Gregory W. Jackson*	Director

Ernest M. Harper Jr.*	Director

Darrell B. Lee*	Director

Jeffrey D. Engbrecht*	Director

*William C. Ulland, by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to powers of attorney duly executed by such persons.

/s/ William C. Ulland
William C. Ulland, Attorney-in-Fact