Form 10-Q
period 2018-03-31
IKONICS CORP
filed 2018-05-14
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value - 1,983,553 shares outstanding as of May 1, 2018.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,162,188	$929,700
Short-term investments	2,675,000	2,895,000
Trade receivables, less allowances of $75,000 as of March 31, 2018 and $53,000 as of December 31, 2017	2,031,907	2,190,260
Inventories	2,368,831	2,086,065
Prepaid expenses and other assets	193,828	168,242
Income taxes receivable	42,738	2,116
Total current assets	8,474,492	8,271,383
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,218,220	9,207,790
Machinery and equipment	5,001,384	4,968,595
Office equipment	1,578,976	1,573,191
Vehicles	245,679	245,679
	16,044,259	15,995,255
Less accumulated depreciation	(7,893,500)	(7,693,594)
Total property, plant, and equipment, at cost	8,150,759	8,301,661
INTANGIBLE ASSETS, less accumulated amortization of $181,470 as of March 31, 2018 and $174,991 as of December 31, 2017	360,278	351,186
Total assets	$16,985,529	$16,924,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$131,797	$130,899
Accounts payable	608,689	321,860
Accrued compensation	232,690	360,554
Other accrued liabilities	112,478	62,468
Total current liabilities	1,085,654	875,781
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	2,912,950	2,946,518
Deferred income taxes	156,839	144,000
Total long-term liabilities	3,069,789	3,090,518
Total liabilities	4,155,443	3,966,299
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,553 shares as of March 31, 2018 and December 31, 2017	198,355	198,355
Additional paid-in capital	2,712,283	2,709,390
Retained earnings	9,919,448	10,050,186
Total stockholders’ equity	12,830,086	12,957,931
Total liabilities and stockholders' equity	$16,985,529	$16,924,230

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET SALES	$4,071,478	$3,628,992

COST OF GOODS SOLD	2,709,059	2,538,764

GROSS PROFIT	1,362,419	1,090,228

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,348,983	1,510,614

RESEARCH AND DEVELOPMENT EXPENSES	154,076	165,770

LOSS FROM OPERATIONS	(140,640)	(586,156)

INTEREST EXPENSE	(19,935)	(20,817)

OTHER	9,421	5,153

LOSS BEFORE INCOME TAXES	(151,154)	(601,820)

INCOME TAX BENEFIT	(20,416)	(222,923)

NET LOSS	$(130,738)	$(378,897)

LOSS PER COMMON SHARE:
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,983,553	2,018,753
Diluted	1,983,553	2,018,753

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,738)	$(378,897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	199,906	212,302
Amortization	9,442	9,574
Stock based compensation	2,893	5,461
Deferred income taxes	12,839	—
Changes in working capital components:
Trade receivables	158,353	405,542
Inventories	(282,766)	(246,362)
Prepaid expenses and other assets	(25,586)	(29,930)
Income tax receivable	(40,622)	(214,359)
Accounts payable	286,829	111,754
Accrued expenses	(77,854)	(120,476)
Net cash provided by (used in) operating activities	112,696	(245,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(49,004)	(60,417)
Purchases of intangible assets	(15,572)	(7,682)
Purchases of short-term investments	(1,205,000)	(1,225,000)
Proceeds on sale of short-term investments	1,425,000	1,133,000
Net cash provided by (used in) investing activities	155,424	(160,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(35,632)	(34,883)
Net cash used in financing activities	(35,632)	(34,883)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	232,488	(440,373)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	929,700	1,048,713

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,162,188	$608,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,038	$17,786
Cash paid for income taxes, net	$7,367	$8,564

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2018, and the related condensed statements of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2018, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.Revenue

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Topic 606. Revenue from Contracts with Customers (Topic 606), and in August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year.  Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, the Company adopted Topic 606 for all customer contracts using the modified retrospective method.  The adoption of Topic 606 did not result in a change to revenue previously recognized under prior revenue recognition rules.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its operating results on an ongoing basis.  A majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility.  However, depending on the individual terms of the agreement with the customer, some sales revenue may be recognized when the goods arrive at the customer’s location, the point at which control transfers.

Changes to the Company’s significant accounting policies as a result of adopting Topic 606 are discussed below:

Revenue recognition.  Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components.  While most of the Company’s revenue is contracted with customers through one-time purchase orders and short-term contracts, the Company does have long-term arrangements with certain customers.  Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Individually promised goods and services in a contract are considered a distinct performance obligation and accounted for separately if the customer can benefit from the individual good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement.  When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price.  Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs are met. Costs of revenues consist primarily of direct labor, manufacturing overhead, materials and components.  The Company does not incur significant upfront costs to obtain a contract.  If costs to obtain a contract were to become material, the costs would be recorded as an asset and amortized to expense in a manner consistent with the related recognition of revenue.

The Company excludes government assessed and imposed taxes on revenue generating transactions that are invoiced to customers from revenue.  The Company includes freight billed to customers in revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the balance sheet.

Performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s various performance obligations and the timing or method of revenue recognition are discussed below:

The Company sells its products to both distributors and end-users. Each unit of product delivered under a customer order represents a distinct and separate performance obligation as the customer can benefit from each unit on its own or with other resources that are readily available to the customer and each unit of product is separately identifiable from other products in the arrangement.

The transaction price for the Company’s products is the invoiced amount.  The Company does not have variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price.  The purchase order pricing in arrangements with customers is deemed to approximate standalone selling price; therefore, the Company does not need to allocate proceeds on a relative standalone selling price allocation between performance obligations.  The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.  There are no material obligations that extend beyond one year.

Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement.  The Company immediately recognizes incidental items that are immaterial in the context of the contract.  The Company has applied the practical expedient in paragraph 606-10-25-16A and does not assess if immaterial items are promised goods or services.  The Company has also applied the practical expedient in paragraph 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally thirty to ninety days.

The Company estimates returns based on an analysis of historical experience if the right to return products is granted to its customers.  The Company does not record a return asset as non-conforming products are generally not returned.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights, and the Company is not under a warranty obligation.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables.  Trade receivables include amounts invoiced and currently due from customers. The amounts due are stated at their net estimated realizable value.  The Company records an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based on a review of all outstanding amounts on an on-going basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considers a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Accounts are considered past due if payment is not received according to agreed-upon terms.

Sales commissions.  Sales commissions paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction.  The Company has elected to apply the practical expedient provided by ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less.  The Company records these costs in selling, general, and administrative expense.

Product warranty.   The Company offers warranties on various products and services. These warranties are assurance type warranties that are not sold on a standalone basis; therefore, they are not considered distinct performance obligations.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the revenue is recognized for the product sale.

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first three months of 2018 compared to 30% of sales for the first three months of 2017.

3.Short-Term Investments

The Company’s $2.7 million of short-term investments at March 31, 2018 is comprised of 11 fully insured certificates of deposit with original maturities ranging from four to six months and interest rates ranging from 1.25% to 1.70%

4.Inventories

The major components of inventories are as follows:

	Mar 31, 2018	Dec 31, 2017

Raw materials	$1,563,864	$1,428,924
Work-in-progress	359,337	423,186
Finished goods	1,632,650	1,416,547
Reduction to LIFO cost	(1,187,020)	(1,182,592)

Total Inventories	$2,368,831	$2,086,065

5.Earnings Per Common Share (EPS)

Basic EPS is calculated using net loss divided by the weighted average of common shares outstanding.  Diluted EPS is calculated similarly to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

issued.  The options disclosed in Note 6 have been excluded from the computation because of their antidilutive effect.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2018	Mar 31, 2017

Weighted average common shares outstanding	1,983,553	2,018,753
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	2,018,753

If the Company was in a net income position for the first three months of 2018, no options would have been included as part of the common and common equivalent shares outstanding, and 18,168 options with a weighted average exercise price of $13.81 would have remained excluded as the options were anti-dilutive.

If the Company was in a net income position for the first three months of 2017, 250 options with a weighted average exercise price of $7.54 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 15,918 options with a weighted average exercise price of $14.51 would have remained excluded as the options were anti-dilutive.

6.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 18,168 were subject to outstanding options and 101,989 were reserved for future grants at March 31, 2018. The plan provides for grants of stock options or other stock awards to eligible participants, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $3,000 against income (loss) for the three months ended March 31, 2018 and $5,000 against income (loss) for the three months March 31, 2017.  As of March 31, 2018, there was approximately $14,000 of unrecognized compensation cost related to unvested share-based compensation awards granted. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

No stock options were exercised during the three months ended March 31, 2018 or 2017, and there were no options granted during the three months ended March 31, 2018 or 2017.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2018 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2018	18,168	$13.81
Outstanding at March 31, 2018	18,168	$13.81
Exercisable at March 31, 2018	12,166	$15.46

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2018 was $0.

7.Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are five reportable segments:  Domestic, Export, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Domestic sells screen printing film, emulsions, and inkjet receptive film to distributors located in the United States and Canada.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to end user customers located in the United States and Canada.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Export sells primarily the same products as Domestic and the IKONICS Imaging products not related to AMS or DTX.  The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2018:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,344,480	$1,158,340	$1,057,338	$88,666	$422,654	$—	$4,071,478
Cost of goods sold	834,341	897,060	557,088	25,392	395,178	—	2,709,059
Gross profit	510,139	261,280	500,250	63,274	27,476	—	1,362,419
Selling, general and administrative*	309,134	121,628	279,593	34,852	84,784	518,992	1,348,983
Research and development*	—	—	—	—	—	154,076	154,076
Income (loss) from operations	$201,005	$139,652	$220,657	$28,422	$(57,308)	$(673,068)	$(140,640)

For the three months ended March 31, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,303,569	$1,055,005	$989,986	$115,231	$165,201	$—	$3,628,992
Cost of goods sold	826,741	839,364	523,580	35,482	313,597	—	2,538,764
Gross profit (loss)	476,828	215,641	466,406	79,749	(148,396)	—	1,090,228
Selling, general and administrative*	351,422	196,117	283,859	34,635	96,795	547,786	1,510,614
Research and development*	—	—	—	—	—	165,770	165,770
Income (loss) from operations	$125,406	$19,524	$182,547	$45,114	$(245,191)	$(713,556)	$(586,156)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of March 31, 2018 and December 31, 2017 were as follows:

	Mar 31, 2018	Dec 31, 2017

Domestic	$778,030	$1,119,228
Export	501,673	558,872
IKONICS Imaging	333,096	238,813
DTX	45,107	64,278
AMS	366,185	238,848
Unallocated	7,816	(29,779)

Total	$2,031,907	$2,190,260

8.Income Taxes

The federal Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  Effective January 1, 2018, the Tax Reform Act reduced statutory corporate income tax rates from 35% to 21% in addition to other tax changes including re-valuation of deferred tax assets and liabilities.

For the first quarter of 2018, the Company realized an income tax benefit of $20,000, or an effective rate of 13.5%, which reflects the new federal corporate rate of 21% versus the income tax benefit of $223,000, or an effective rate of 37.0%, for the first quarter of 2017. The Company’s 2018 and 2017 first quarter tax benefit was due to the year to date net loss. The income tax provision for the 2018 and 2017 periods differ from the expected benefit due to credits for research and development, and other non-deductible items.

The Company’s federal net operating loss carryforward and research and development credit carryover as of March 31, 2018 was $167,000 and $27,000, respectively, and will begin to expire in 2036.  The Company’s state net operating loss carryforwards and research and development credit carryover as of March 31, 2018 was $834,000 and $91,000, respectively and begin to expire in 2026.

The valuation allowance balance of $91,000 at March 31, 2018, relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2018 and December 31, 2017, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation.  As of March 31, 2018, with few exceptions, the Company is no longer subject to examination prior to tax year 2014.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include statements relating to our future plans and objectives and results. Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2018 and for the same period of 2017.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Inventories.  Inventories are valued at the lower of cost or net realizable value using the last in, first out (LIFO) method.  The Company monitors its inventory for obsolescence and records reductions from cost when required.

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

Revenue.  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Topic 606. Revenue from Contracts with Customers (Topic 606), and in August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year.  Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

On January 1, 2018, the Company adopted Topic 606 for all customer contracts using the modified retrospective method.  The adoption of Topic 606 did not result in a change to revenue previously recognized under prior revenue recognition rules.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its operating results on an ongoing basis.  A majority of the Company’s sales revenue continues to be recognized when products are shipped from its manufacturing facility.  However, depending on the individual terms of the agreement with the customer, some sales revenue may be recognized when the goods arrive at the customer’s location, the point at which control transfers.

Changes to the Company’s significant accounting policies as a result of adopting Topic 606 are discussed below:

Revenue recognition.  Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components.  While most of the Company’s revenue is contracted with customers through one-time purchase orders and short-term contracts, the Company does have long-term arrangements with certain customers.  Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer.

Individually promised goods and services in a contract are considered a distinct performance obligation and accounted for separately if the customer can benefit from the individual good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement.  When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated standalone selling price.  Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs are met. Costs of revenues consist primarily of direct labor, manufacturing overhead, materials and components.  The Company does not incur significant upfront costs to obtain a contract.  If costs to obtain a contract were to become material, the costs would be recorded as an asset and amortized to expense in a manner consistent with the related recognition of revenue.

The Company excludes governmental assessed and imposed taxes on revenue transactions that are invoiced to customers from revenue.  The Company includes freight billed to customers in revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

The timing of revenue recognition, billings and cash collections results in accounts receivable on the balance sheet.

Performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s various performance obligations and the timing or method of revenue recognition are discussed below:

The Company sells its products to both distributors and end-users. Each unit of product delivered under a customer order represents a distinct and separate performance obligation as the customer can benefit from each unit on its own or with other resources that are readily available to the customer and each unit of product is separately identifiable from other products in the arrangement.

The transaction price for the Company’s products is the invoiced amount.  The Company does not have variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price.  The purchase order pricing in arrangements with customers is deemed to approximate standalone selling price; therefore, the Company does not need to allocate proceeds on a relative standalone selling price allocation between performance obligations.  The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. There are no material obligations that extend beyond one year.

Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement. The Company immediately recognizes incidental items that are immaterial in the context of the contract.  The Company has also applied the practical expedient in paragraph 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally thirty to ninety days.

The Company estimates returns based on an analysis of historical experience if the right to return products is granted to its customers.  The Company does not record a return asset as non-conforming products are generally not returned.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights, and the Company is not under a warranty obligation.

Trade receivables.  Trade receivables include amounts invoiced and currently due from customers. The amounts due are stated at their net estimated realizable value.  The Company records an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based on a review of all outstanding amounts on an on-going basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considers a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. Accounts are considered past due if payment is not received according to agreed-upon terms.

Sales commissions.  Sales commissions paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction.  The Company has elected to apply the practical expedient provided by ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less.  The Company records these costs in selling, general, and administrative expense.

Product warranty.   The Company offers warranties on various products and services. These warranties are assurance type warranties that are not sold on a standalone basis; therefore, they are not considered distinct performance obligations.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the revenue is recognized for the product sale.

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first three months of 2018 compared to 30% of sales for the first three months of 2017.

Results of Operations

Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017

Sales.  The Company’s 2018 first quarter sales of $4.1 million were 12.2% higher than the 2017 first quarter sales of $3.6 million.  AMS 2018 first quarter sales increased by $257,000, or 155.8%, compared to the same period last year as the Company realized increased sales from its largest customer as the customer returned to the expected activity level.  Export sales also increased by $103,000, or 9.8%.  Export 2018 first quarter sales benefitted from a large sale to a new Middle Eastern customer.  IKONICS Imaging sales grew by $67,000 or 6.8%, in the first quarter of 2018 from improved film sales while Domestic sales increased by $41,000, or 3.1%.  Partially offsetting these 2018 increases was a $27,000, or 23.1%, decrease in DTX sales related to a first-quarter slowdown in the business of DTX’s largest customer.

Gross Profit.  Gross profit was $1.4 million, or 33.5% of sales, in the first quarter of 2018 compared to $1.1 million, or 30.0% of sales, for the same period in 2017.  Increased sales volumes benefitted the 2018 first quarter AMS gross margin which improved from a negative 89.8% in first quarter of 2017 to a positive 6.5% this quarter.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin. An increase in sales volumes also favorably impacted the Domestic, Export and IKONICS Imaging 2018 gross margin compared to the same period in 2017 while lower costs benefitted the 2018 first quarter DTX gross margin.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 33.1% of sales, in the first quarter of 2018 compared to $1.5 million, or 41.6% of sales, for the same period in 2017.  The first quarter 2018 decrease in selling, general and administrative expense is related to the Company’s cost reduction initiative.  The Company realized lower promotional, travel, consulting and salary expenses.

Research and Development Expenses.  Research and development expenses during the first quarter of 2018 were $154,000, or 3.8% of sales, versus $166,000, or 4.6%, of sales for the same period in 2017.  The decrease is related to a reduction in production trial expenses incurred during the first quarter of 2018.

Interest Expense.  Interest expense for the first three months of 2018 was $20,000 compared to interest expense of $21,000 during the first three months of 2017.  The interest expense is related to a $3.4 million financing agreement the Company entered to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes.  For the first three months of 2018, the Company realized an income tax benefit of $20,000, or an effective rate of 13.5% which reflects the new federal rate of 21% enacted December 22, 2017 through the Tax Cut and Jobs Act, compared to the income tax benefit of $223,000, or an effective rate of 37.0%, for the same period in 2017.  The decrease in the effective tax rate for 2018 over 2017 is primarily due to the lower federal tax rate. In 2018, unfavorable non-deductible items decreased the effective tax rate due to estimated pre-tax losses. The income tax provision for the 2018 and 2017 periods differ from expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.2 million and $930,000 at March 31, 2018 and December 31, 2017, respectively.  Operating activities provided $113,000 in cash during the first three months of 2018 compared to $245,000 of cash used in operating activities during the same period in 2017.  Cash provided by (used in) operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2018, trade receivables decreased $158,000 from improved collections.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $283,000 due to higher finished goods and raw material levels.  Prepaid expenses and other assets increased by $26,000, reflecting insurance premiums paid in advance.  Accounts payable increased by $287,000 due to the timing of vendor payments.  Accrued expenses decreased by $78,000, reflecting the timing of compensation payments while income taxes receivable increased by $41,000 due to the timing of estimated tax payments compared to the calculated 2018 tax liability.

During the first three months of 2017, the decrease in sales for the first quarter compared to 2016 resulted in a $406,000 decrease in trade receivables.  Inventories increased by $246,000 due to higher raw material and finished good levels.  Prepaid expenses and other assets increased by $30,000, reflecting insurance premiums paid in advance.  Accounts payable increased by $112,000 due to the timing of vendor payments.  Accrued expenses decreased by $120,000, reflecting the timing of compensation payments while income taxes receivable increased by $214,000 due to the timing of estimated tax payments compared to the calculated 2017 tax liability.

During the first three months of 2018, cash provided by investing activities was $155,000.  Six certificates of deposits totaling $1.4 million matured during the first three months of 2018.  The Company purchased five certificates of deposits totaling $1.2 million.  The Company’s purchases of property and equipment of $49,000 were mainly for improvements to production and process capabilities. Also, during the first three months of 2018, the Company incurred $16,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

Related to the Company’s loan, the Company made principal payments of $36,000 and $35,000 during the first three months of 2018 and 2017, respectively.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on June 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2018 or 2017, and there were no borrowings outstanding as of March 31, 2018 and December 31, 2017.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first three months of 2018, the Company incurred $49,000 of capital expenditures mainly for improvements to production and process capabilities.

The Company expects additional capital expenditures in 2018 of approximately $610,000 including a $300,000 upgrade to the heating system at the Company’s main Duluth, MN location.  In May of 2018, the Company entered into an agreement with a vendor to complete the heating system upgrade.  The remaining 2018 capital expenditures are expected to be primarily for production and safety improvements.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first three months of 2018 compared to 30% of sales for the first three months of 2017.  Even though Export sales volume for the first three months of 2018 increased compared to the same period in 2017 due a to large sale to a new Middle Eastern customer, the percentage of international sales to total sales in 2018 decreased compared to 2017 as there was also a proportionally larger domestic sales increase.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2018.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2018 or 2017.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative as demonstrated by its 2018 first quarter sales.  The Company has two long-term sales agreements in place for its technology with major aerospace companies and is currently negotiating a third.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives.  Despite lower 2018 first quarter sales the Company expects increasing consumable sales as a result of the sale of two DTX printers in 2017.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Response to SubTHAT!™ has been very encouraging.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

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

Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard (Topic 606), there were no changes in our internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company implemented new controls as part of its effort to adopt Topic 606. The adoption of Topic 606 required the implementation of new accounting processes which changed the company’s internal controls over revenue recognition and financial reporting.  The Company implemented these internal controls to ensure the Company adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption.  The Company has completed the design of these controls and they were implemented as of January 1, 2018.

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

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018:

Exhibit	Description
3.1

Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10‑SB filed with the Commission on April 7, 1999 (File No. 000-25727).)

3.2	Amended and Restated By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018 (File No. 000‑25757).)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: May 14, 2018	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance