Form 10-Q
period 2018-06-30
IKONICS CORP
filed 2018-08-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value per share - 1,983,553 shares outstanding as of August 1, 2018.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

2

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,355,828	$929,700
Short-term investments	2,920,000	2,895,000
Trade receivables, less allowances of $53,000 as of June 30, 2018 and December 31, 2017	1,868,913	2,190,260
Inventories	2,471,546	2,086,065
Prepaid expenses and other assets	184,426	168,242
Income taxes receivable	3,481	2,116
Total current assets	8,804,194	8,271,383
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,366,400	9,207,790
Machinery and equipment	5,074,952	4,968,595
Office equipment	1,583,524	1,573,191
Vehicles	245,679	245,679
	16,270,555	15,995,255
Less accumulated depreciation	(8,040,289)	(7,693,594)
Total property, plant, and equipment, at cost	8,230,266	8,301,661
INTANGIBLE ASSETS, less accumulated amortization of $137,686 as of June 30, 2018 and $174,991 as of December 31, 2017	370,844	351,186
Total assets	$17,405,304	$16,924,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$126,422	$130,899
Accounts payable	830,183	321,860
Accrued compensation	341,369	360,554
Other accrued liabilities	84,615	62,468
Total current liabilities	1,382,589	875,781
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	2,886,874	2,946,518
Deferred income taxes	156,839	144,000
Total long-term liabilities	3,043,713	3,090,518
Total liabilities	4,426,302	3,966,299
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,553 shares as of June 30, 2018 and December 31, 2017	198,355	198,355
Additional paid-in capital	2,715,863	2,709,390
Retained earnings	10,064,784	10,050,186
Total stockholders’ equity	12,979,002	12,957,931
Total liabilities and stockholders' equity	$17,405,304	$16,924,230

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET SALES	$4,634,177	$4,685,361	$8,705,655	$8,314,353

COST OF GOODS SOLD	2,971,862	3,242,097	5,680,921	5,780,861

GROSS PROFIT	1,662,315	1,443,264	3,024,734	2,533,492

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,308,963	1,393,636	2,657,946	2,904,250

RESEARCH AND DEVELOPMENT EXPENSES	156,472	184,704	310,548	350,474

INCOME (LOSS) FROM OPERATIONS	196,880	(135,076)	56,240	(721,232)

INTEREST EXPENSE	(23,807)	(20,826)	(43,742)	(41,643)

OTHER	11,805	5,902	21,226	11,055

INCOME (LOSS) BEFORE INCOME TAXES	184,878	(150,000)	33,724	(751,820)

INCOME TAX EXPENSE (BENEFIT)	39,542	(44,934)	19,126	(267,857)

NET INCOME (LOSS)	$145,336	$(105,066)	$14,598	$(483,963)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.05)	$0.01	$(0.24)
Diluted	$0.07	$(0.05)	$0.01	$(0.24)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,983,553	2,018,466	1,983,553	2,018,609
Diluted	1,983,553	2,018,466	1,983,553	2,018,609

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,598	$(483,963)
Adjustments to reconcile net income (loss) to net cash provided by
Depreciation	395,787	421,412
Amortization	18,615	19,149
Stock based compensation	6,473	11,494
Net gain on sale and disposal of property, plant and equipment	—	(21,707)
Deferred income taxes	12,839	—
Changes in working capital components:
Trade receivables	321,347	269,765
Inventories	(385,481)	(290,429)
Prepaid expenses and other assets	(16,184)	215,133
Income tax receivable	(1,365)	(207,854)
Accounts payable	508,323	144,409
Accrued expenses	2,962	(26,896)
Net cash provided by operating activities	877,914	50,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(324,392)	(134,086)
Proceeds from sale of property and equipment	—	21,707
Purchases of intangible assets	(32,354)	(15,044)
Purchases of short-term investments	(2,920,000)	(1,915,000)
Proceeds on sale of short-term investments	2,895,000	2,266,000
Net cash provided by (used in) investing activities	(381,746)	223,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(70,040)	(69,564)
Repurchase of common stock	—	(15,038)
Proceeds from exercise of stock options	—	1,885
Net cash used in financing activities	(70,040)	(82,717)

NET INCREASE IN CASH AND CASH EQUIVALENTS	426,128	191,373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	929,700	1,048,713

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,355,828	$1,240,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$36,711	$35,776
Cash paid for income taxes, net	$7,652	$60,003

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2018, and the related condensed statements of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2018, and the results of operations and cash flows for all periods presented.

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally thirty to ninety days.

The Company estimates returns based on an analysis of historical experience if the right to return products is granted to its customers.  The Company does not record a return asset as non-conforming products are generally not returned.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights.

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

Product warranties.   The Company offers warranties on various products and services. These warranties are assurance type warranties that are not sold on a standalone basis; therefore, they are not considered distinct performance obligations.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the revenue is recognized for the product sale.

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 28% of total sales during the first six months of 2018 compared to 34% of sales for the first six months of 2017.

3.Short-Term Investments

The Company’s $2.9 million of short-term investments at June 30, 2018 is comprised of twelve fully insured certificates of deposit with original maturities ranging from five to six months and interest rates ranging from 1.55% to 2.00%.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.Inventories

The major components of inventories are as follows:

	Jun 30, 2018	Dec 31, 2017

Raw materials	$1,624,803	$1,428,924
Work-in-progress	428,384	423,186
Finished goods	1,618,978	1,416,547
Reduction to LIFO cost	(1,200,619)	(1,182,592)

Total Inventories	$2,471,546	$2,086,065

5.Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Jun 30, 2018	Jun 30, 2017

Weighted average common shares outstanding	1,983,553	2,018,466
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	2,018,466

	Six Months Ended
	Jun 30, 2018	Jun 30, 2017

Weighted average common shares outstanding	1,983,553	2,018,609
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	2,018,609

For the three and six months ended June 30, 2018, options to purchase all 18,000 shares of common stock with a weighted average exercise price of $13.22 were outstanding but were excluded from the computation of common shares equivalent because they were anti-dilutive.  If the Company was in a net income position for the three months ended June 30, 2017, all 18,168 options outstanding with a weighted average exercise price of $13.81 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

If the Company was in a net income position for the first six months of 2017, 2,250 options outstanding with a weighted average exercise price of $8.91 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 15,918 options

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

outstanding with a weighted average exercise price of $14.51 would have remained excluded as the options were anti-dilutive.

6.Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 18,000 were subject to outstanding options and 102,157 were reserved for future grants at June 30, 2018. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $3,600 against income for the three months ended June 30, 2018 and approximately $6,000 for the three months ended June 30, 2017. For the first six months of 2018, the Company charged compensation cost of approximately $6,500 and approximately $11,500 for the same period in 2017.  As of June 30, 2018, there was approximately $19,800 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options.

Proceeds from the exercise of 250 stock options were approximately $2,000 for the six months ended

June 30, 2017.  There were no options exercised during the six months ended June 30, 2018.

The fair value of options granted during the six months ended June 30, 2018 and 2017 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Dividend yield	0%	0%
Expected volatility	40.0%	41.3%
Expected life of option	Five Years	Five Years
Risk-free interest rate	2.8%	1.8%
Fair value of each option on grant date	$ 3.38	$ 3.43

There were 2,750 and 2,250 options granted during each of the six months ended June 30, 2018 and 2017, respectively while 2,918 options expired during the six months ended June 30, 2018.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the six months ended June 30, 2018 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2018	18,168	$13.81
Granted	2,750	8.63
Exercised	—	—
Expired and forfeited	(2,918)	12.56
Outstanding at June 30, 2018	18,000	$13.22
Exercisable at June 30, 2018	12,247	$15.09

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2018 was approximately $1,400 and $100, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2018:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,991,978	$1,207,881	$868,966	$94,322	$471,030	$—	$4,634,177
Cost of goods sold	1,152,396	951,597	443,569	33,612	390,688	—	2,971,862
Gross profit	839,582	256,284	425,397	60,710	80,342	—	1,662,315
Selling, general and administrative*	310,483	138,930	236,612	32,596	97,476	492,866	1,308,963
Research and development*	—	—	—	—	—	156,472	156,472
Income (loss) from operations	$529,099	$117,354	$188,785	$28,114	$(17,134)	$(649,338)	$196,880

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,816,956	$1,372,092	$943,055	$471,244	$82,014	$—	$4,685,361
Cost of goods sold	1,034,059	1,096,279	453,213	358,937	299,609	—	3,242,097
Gross profit (loss)	782,897	275,813	489,842	112,307	(217,595)	—	1,443,264
Selling, general and administrative*	334,071	189,741	253,746	50,861	104,325	460,892	1,393,636
Research and development*	—	—	—	—	—	184,704	184,704
Income (loss) from operations	$448,826	$86,072	$236,096	$61,446	$(321,920)	$(645,596)	$(135,076)

For the six months ended June 30, 2018:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,336,458	$2,366,221	$1,926,304	$182,988	$893,684	$—	$8,705,655
Cost of goods sold	1,986,737	1,848,657	1,000,657	59,004	785,866	—	5,680,921
Gross profit	1,349,721	517,564	925,647	123,984	107,818	—	3,024,734
Selling, general and administrative*	619,617	260,558	516,205	67,448	182,260	1,011,858	2,657,946
Research and development*	—	—	—	—	—	310,548	310,548
Income (loss) from operations	$730,104	$257,006	$409,442	$56,536	$(74,442)	$(1,322,406)	$56,240

For the six months ended June 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,120,525	$2,427,097	$1,933,041	$586,475	$247,215	$—	$8,314,353
Cost of goods sold	1,860,800	1,935,643	976,793	394,419	613,206	—	5,780,861
Gross profit (loss)	1,259,725	491,454	956,248	192,056	(365,991)	—	2,533,492
Selling, general and administrative*	685,493	385,858	537,605	85,496	201,120	1,008,678	2,904,250
Research and development*	—	—	—	—	—	350,474	350,474
Income (loss) from operations	$574,232	$105,596	$418,643	$106,560	$(567,111)	$(1,359,152)	$(721,232)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of June 30, 2018 and December 31, 2017 were as follows:

	Jun 30, 2018	Dec 31, 2017

Domestic	$890,054	$1,119,228
Export	333,074	558,872
IKONICS Imaging	263,351	238,813
DTX	44,380	64,278
AMS	343,251	238,848
Unallocated	(5,197)	(29,779)

Total	$1,868,913	$2,190,260

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.Income Taxes

The federal Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  Effective January 1, 2018, the Tax Reform Act reduced statutory corporate income tax rates from 35% to 21% in addition to other tax changes including re-valuation of deferred tax assets and liabilities.

For the first half of 2018, the Company realized an income tax expense of $19,000, or an effective rate of 56.7%, which reflects the new federal corporate rate of 21% versus the income tax benefit of $268,000 or an effective rate of 35.6%, for the first half of 2017. The Company’s increased effective rate for 2018 relates to the higher year-to-date pre-tax income generated and the related impact of an unfavorable provision to return true-up and non-deductible permanent items.  The 2017 first half tax benefit was due to the year-to-date net loss. The income tax provision for the 2018 and 2017 periods differ from the expected benefit due to credits for research and development and other non-deductible items.

The Company’s federal net operating loss carryforward and research and development credit carryover as of June 30, 2018 was $141,000 and $27,000, respectively, and will begin to expire in 2037.  The Company’s gross state net operating loss carryforwards and research and development credit carryover as of June 30, 2018 was $61,000 and $115,000, respectively and begin to expire in 2026.

The valuation allowance balance of $91,000 at June 30, 2018, relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2018 and December 31, 2017, there was no liability for unrecognized tax benefits.

As of June 30, 2018, with few exceptions, the Company is no longer subject to examination prior to tax year 2014.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2018 and first six months of 2018, as well as the same periods of 2017.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

The Company estimates returns based on an analysis of historical experience if the right to return products is granted to its customers.  The Company does not record a return asset as non-conforming products are generally not returned.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights.

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

Product warranties.   The Company offers warranties on various products and services. These warranties are assurance type warranties that are not sold on a standalone basis; therefore, they are not considered distinct performance obligations.  The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the revenue is recognized for the product sale.

International revenue.   The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 28% of total sales during the first six months of 2018 compared to 34% of sales for the first six months of 2017.

Results of Operations

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017

Sales.    Sales decreased 1.1% during the second quarter of 2018 to $4.6 million, compared to $4.7 million during the same period in 2017.  Second quarter sales were unfavorably impacted by a $377,000, or 80.0%, DTX sales decrease as 2017 DTX sales benefitted from $320,000 in sales of two DTX printers.  There were no printer sales during the second quarter of 2018, but the Company expects DTX printer sales in the second half of 2018.  DTX consumable sales were also down in the second quarter of 2018 compared to the same period last year.  Export sales also realized a 12.0% sales decrease in the second quarter as sales fell from $1.4 million in 2017 to $1.2 million in 2018, due mainly to lower sales into Asia that is partially related to timing of sales, which are expected to occur later in 2018.  IKONICS Imaging sales decreased from $943,000 in the second quarter of 2017 to $869,000 in the second quarter of 2018.  The $74,000, or 7.9%, decrease in sales is related to lower sales of film products compared to the prior year.  Partially offsetting these sales decreases is a $389,000 AMS increase as sales grew from $82,000 during the second quarter of 2017 to $471,000 in the second quarter of 2018.  Most of this increase is related to increased sales to AMS’s largest customer who is expected to maintain similar sales levels for the remainder of 2018.  AMS sales during the second quarter of 2017 were unfavorably affected by a temporary decrease in orders from its largest customer.  Domestic also realized a $175,000 or 9.6% sales increase during the second quarter of 2018 compared to the same period last year from increased emulsion sales.

Gross Profit.  Gross profit was $1.7 million, or 35.9% of sales, in the second quarter of 2018 compared to $1.4 million, or 30.8% of sales, for the same period in 2017. AMS increased sales volumes benefitted the 2018 second quarter gross margin as the AMS gross margin improved from a negative 265.3% in second quarter of 2017 to a positive 17.1% this quarter.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2018 second quarter DTX gross margin improved to 64.4% from 23.8% in the second quarter of 2017 as the 2017 second quarter gross margin was negatively affected by the sale of two low-margin printers.  The IKONICS Imaging gross margin decreased from 51.9% in the second quarter of 2017 to 49.0% this quarter due to a less favorable sales mix while 2018 second quarter gross margins for Domestic and Export where similar to the same period last year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 28.2% of sales, in the second quarter of 2018 compared to $1.4 million, or 29.7% of sales, for the same period in 2017.  The second quarter 2018 decrease in selling, general and administrative expense is related to the Company’s cost reduction initiative.  The Company realized lower travel, promotional, consulting and salary expenses.

Research and Development Expenses.  Research and development expenses during the second quarter of 2018 were $156,000, or 3.4% of sales, versus $185,000, or 3.9% of sales, for the same period in 2017.  The decrease in 2018 second quarter costs is due to lower production trial expenses.  The Company incurred additional production trial expenses in second quarter of 2017 related to the development of its new SubTHAT! film product.

Interest Expense.  Interest expense for the second quarter of 2018 was $24,000 compared to interest expense of $21,000 during the second quarter of 2017.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building and related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes. For the second quarter of 2018, the Company realized an income tax expense of $40,000, or an effective rate of 21.4% which reflects the new federal rate of 21% enacted December 22, 2017 through the Tax Cut and Jobs Act, compared to the income tax benefit of $45,000, or an effective rate of 30%, for the same period in 2017.  The decrease in the quarterly effective tax rate for 2018 over 2017 is primarily due to the lower federal tax rate.  The income tax provision for the 2018 and 2017 periods differ from expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Sales.  Sales increased 4.7% during the first six months of 2018 to $8.7 million compared to $8.3 million during the same period in 2017.  AMS 2018 first half sales increased by $646,000, or 261.5%, compared to the same period last year as the Company realized increased sales from its largest customer as the customer maintained expected activity level for the entire 2018 period while AMS sales during the first six months of 2017 were unfavorable affected by a temporary decrease in orders from its largest customer.  Domestic sales also increased from $3.1 million in first six months of 2017 to $3.3 million in the first six months of 2018, a $216,000, or 6.9%, sales increase due to improved emulsion and film sales.  First half sales of 2018 were unfavorably impacted by a $403,000, or 68.8%, DTX sales decrease as 2017 DTX sales benefitted from $320,000 in sales of two DTX printers.  There were no printer sales during the first six months of 2018, but the Company expects DTX printer sales in the second half of 2018.  DTX consumable sales were also down in the first half of 2018 compared to the same period last year.  Export sales for the first six months of 2018 decreased by $61,000, or 2.5%, from the same period in 2017 to $2.4 million due to lower sales in Asia partially offset by improved sales into Europe and the Middle East.  IKONICS Imaging sales were similar for the first six months of 2018 and 2017.

Gross profit was $3.0 million, or 34.7% of sales, in the first half of 2018 compared to $2.5 million, or 30.5% of sales, for the same period in 2017. AMS increased sales volumes benefitted the 2018 gross margin as the AMS gross margin improved from a negative 148.0% in first half of 2017 to a positive 12.1% in 2018.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2018 DTX gross margin improved to 67.8% from 32.7% in the first six months of 2017 as the 2017 gross margin was negatively affected by the sale of two low margin printers.  The IKONICS Imaging gross margin decreased from 49.5% in the first half of 2017 to 48.1% this quarter due to a less favorable sales mix while 2018 gross margin for Export improved from 20.2% in the first half of 2017 to 21.9% due to an increase of higher margin European sales.  The Domestic gross margin for the first half of the year was similar in 2018 and 2017.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.7 million, or 30.5% of sales, in the first half of 2018 compared to $2.9 million, or 34.9% of sales, for the same period in 2017.  The 2018 decrease in selling, general and administrative expense is related to the Company’s cost reduction initiative.  The Company realized lower travel, promotional, consulting and salary expenses.

Research and Development Expenses.  Research and development expenses during the first six months of 2018 were $311,000, or 3.6% of sales, versus $350,000, or 4.2% of sales, for the same period in 2017.  The decrease in 2018 costs is due to lower production trial expenses.  The Company incurred additional production trial expenses in 2017 related to the development of its new SubTHAT! film product.

Interest Expense.  Interest expense for the first six months of 2018 was $44,000 compared to interest expense of $42,000 during the first six months of 2017.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes. For the first six months of 2018, the Company realized an income tax expense of $19,000, or an effective rate of 56.7%, which reflects the new federal corporate rate of 21% versus the income tax benefit of $268,000 or an effective rate of 35.6%, for the first half of 2017. The Company’s increased effective rate for 2018 relates to the higher year-to-date pre-tax income generated and the related impact of an unfavorable provision to return true-up and non-deductible permanent items.  The 2017 first half tax benefit was due to the year-to-date net loss. The income tax provision for the 2018 and 2017 periods differ from the expected benefit due to credits for research and development and other non-deductible items

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.4 million and $930,000 at June 30, 2018 and December 31, 2017, respectively.  Operating activities provided $878,000 in cash during the first six months of 2018 compared to $51,000 of cash provided by operating activities during the same period in 2017.  Cash provided by operating activities is primarily the result of net income or loss adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2018, the timing of collections resulted in a $321,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $385,000 due to higher raw material and finished goods levels.  Prepaid expenses and other assets increased by $16,000, reflecting prepayments on inventory items which will not be received by the Company until the third quarter of 2018.  Accounts payable increased by $508,000 due to the timing of vendor payments for recent large raw materials purchases.  Accrued expenses increased by $3,000, reflecting the timing of compensation payments while income taxes receivable increased by $1,000 due to the timing of estimated tax payments compared to the calculated 2018 tax liability.

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

During the first six months of 2018, cash used in investing activities was $382,000.  Twelve certificates of deposits totaling $2.9 million matured during the first six months of 2018.  The Company purchased twelve certificates of deposits totaling $2.9 million.  The Company’s purchases of property and equipment of $324,000 were mainly for building upgrades and improvements to production and process capabilities. Also, during the first six months of 2018, the Company incurred $32,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first six months of 2017, cash provided by investing activities was $224,000.  The Company obtained proceeds from ten certificates of deposits totaling $2.3 million and purchased eight certificates of deposits totaling $1.9 million.  The Company’s purchases of property and equipment of $134,000 were mainly for improvements to production and process capabilities and a vehicle. Also, during the first six months of 2017, the Company incurred $15,000 in patent application costs that the Company has recorded as an asset and will amortize upon successful completion of the application process.  In addition the Company sold a vehicle for $22,000.

Related to the Company’s loan, the Company made principal payments of $70,000 during the first six months of 2018 and 2017, respectively.

During the first six months of 2017, the Company received $2,000 from financing activities from the issuance of 250 shares of common stock due to the exercise of stock options while the Company repurchased 270 shares of its own stock during the first half of 2017 for $15,000.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on June 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30‑day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2018 or 2017, and there were no borrowings outstanding as of June 30, 2018 and December 31, 2017.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first six months of 2018, the Company incurred $324,000 of capital expenditures mainly for improvements to production and process capabilities along with upgrades to the heating system at the Company’s main Duluth, Minnesota location.  The Company expects additional capital expenditures in 2018 of approximately $290,000, including an additional $140,000 relating to the heating system upgrade at the Company’s main Duluth, Minnesota location.  In May of 2018, the Company entered into an agreement with a vendor to complete the heating system upgrade.  The remaining 2018 capital expenditures are expected to be primarily for production and safety improvements.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 28.2% of total sales during the first six months of 2018 compared to 33.6% of sales for the first six months of 2017.  Foreign sales in 2017 were favorably impacted by the sale of two DTX printers totaling $320,000 into Europe.  There were no DTX printer sales in 2018.  Sales into Asia in the first half of 2018 were lower than the same period in 2017.  Part of the 2018 decrease is timing related.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2018.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2018 or 2017.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative as demonstrated by its 2018 first half sales.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives.  Despite lower sales for the first six months of 2018, the Company expects increasing consumable sales as a result of the sale of two DTX printers in 2017, and they also expect DTX printer sales in second half of 2018.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Response to SubTHAT!™ has been encouraging, however the Company fulfilled a $258,000 SubTHAT!™ initial stocking order in the fourth quarter of 2017 and does not expect to receive an order of that magnitude in 2018.   In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

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

Not applicable

ITEM 5.              Other Information

None

ITEM 6.              Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018:

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

IKONICS CORPORATION

DATE: August 13, 2018	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance