Form 10-Q
period 2018-09-30
IKONICS CORP
filed 2018-11-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.10 par value per share - 1,983,553 shares outstanding as of November 1, 2018.

IKONICS Corporation

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,559,725	$929,700
Short-term investments	2,695,000	2,895,000
Trade receivables, less allowance of $58,000 in 2018 and $53,000 in 2017	1,975,741	2,190,260
Inventories	2,270,890	2,086,065
Prepaid expenses and other assets	210,570	168,242
Income taxes receivable	10,208	2,116
Total current assets	8,722,134	8,271,383
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,507,589	9,207,790
Machinery and equipment	5,110,666	4,968,595
Office equipment	1,583,524	1,573,191
Vehicles	245,679	245,679
	16,447,458	15,995,255
Less accumulated depreciation	(8,232,338)	(7,693,594)
Total property, plant, and equipment, at cost	8,215,120	8,301,661
INTANGIBLE ASSETS, less accumulated amortization of $143,643 as of September 30, 2018 and $174,991 as of December 31, 2017	368,823	351,186
Total assets	$17,306,077	$16,924,230
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt, net	$128,247	$130,899
Accounts payable	711,016	321,860
Accrued compensation	244,333	360,554
Other accrued liabilities	253,282	62,468
Total current liabilities	1,336,878	875,781
LONG-TERM LIABILITIES
Long-term debt, less current portion, net	2,854,529	2,946,518
Deferred income taxes	156,839	144,000
Total long-term liabilities	3,011,368	3,090,518
Total liabilities	4,348,246	3,966,299
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; none issued	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,553 shares as of September 30, 2018 and December 31, 2017	198,355	198,355
Additional paid-in capital	2,719,444	2,709,390
Retained earnings	10,040,032	10,050,186
Total stockholders’ equity	12,957,831	12,957,931
Total liabilities and stockholders' equity	$17,306,077	$16,924,230

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET SALES	$4,651,358	$3,984,100	$13,357,013	$12,298,453

COST OF GOODS SOLD	3,124,539	2,660,149	8,805,460	8,441,010

GROSS PROFIT	1,526,819	1,323,951	4,551,553	3,857,443

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,368,845	1,305,455	4,026,791	4,209,705

RESEARCH AND DEVELOPMENT EXPENSES	179,915	168,686	490,463	519,160

INCOME (LOSS) FROM OPERATIONS	(21,941)	(150,190)	34,299	(871,422)

INTEREST EXPENSE	(23,298)	(20,832)	(67,040)	(62,475)

OTHER	13,760	6,309	34,986	17,364

INCOME (LOSS) BEFORE INCOME TAXES	(31,479)	(164,713)	2,245	(916,533)

INCOME TAX EXPENSE (BENEFIT)	(6,727)	(53,760)	12,399	(321,617)

NET LOSS	$(24,752)	$(110,953)	$(10,154)	$(594,916)

LOSS PER COMMON SHARE:
Basic	$(0.01)	$(0.06)	$(0.01)	$(0.30)
Diluted	$(0.01)	$(0.06)	$(0.01)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,983,553	2,005,096	1,983,553	2,014,055
Diluted	1,983,553	2,005,096	1,983,553	2,014,055

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,154)	$(594,916)
Adjustments to reconcile net loss to net cash provided by
Depreciation	587,836	634,648
Amortization	27,463	28,724
Stock based compensation	10,054	17,527
Net gain on sale and disposal of property, plant and equipment	—	(32,635)
Deferred income taxes	12,839	—
Changes in working capital components:
Trade receivables	214,519	692,269
Inventories	(184,825)	(560,137)
Prepaid expenses and other assets	(42,328)	257,696
Income tax receivable	(8,092)	(261,614)
Accounts payable	389,156	70,312
Accrued expenses	74,593	(104,254)
Net cash provided by operating activities	1,071,061	147,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	(501,295)	(189,966)
Proceeds from sale of property and equipment	—	32,635
Purchases of intangible assets	(36,289)	(32,420)
Purchases of short-term investments	(4,145,000)	(1,915,000)
Proceeds on sale of short-term investments	4,345,000	3,246,000
Net cash provided by (used in) investing activities	(337,584)	1,141,249

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(103,452)	(104,436)
Repurchase of common stock	—	(233,787)
Proceeds from exercise of stock options	—	1,885
Net cash used in financing activities	(103,452)	(336,338)

NET INCREASE IN CASH AND CASH EQUIVALENTS	630,025	952,531

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	929,700	1,048,713

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,559,725	$2,001,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$58,084	$53,574
Cash paid for income taxes, net	$7,652	$60,003

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2018, and the related condensed statements of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2018, and the results of operations and cash flows for all periods presented.

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

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Revenue

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

Performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s various performance obligations and the timing or method of revenue recognition are discussed below.

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

Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement.  The Company immediately recognizes incidental items that are immaterial in the context of the contract.  The Company has applied the practical expedient in paragraph 606-10-25-16A and does not assess if immaterial items are promised goods or services.  The Company has also applied the practical expedient in paragraph 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally 30 to 90 days.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first nine months of 2018 compared to 33% of sales for the first nine months of 2017.

3.	Short-Term Investments

The Company’s $2.7 million of short-term investments at September 30, 2018 is comprised of eleven fully insured certificates of deposit with original maturities of six months and interest rates ranging from 1.80% to 2.05%.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

The major components of inventories are as follows:

	Sep 30, 2018	Dec 31, 2017

Raw materials	$1,644,515	$1,428,924
Work-in-progress	375,122	423,186
Finished goods	1,490,116	1,416,547
Reduction to LIFO cost	(1,238,863)	(1,182,592)

Total Inventories	$2,270,890	$2,086,065

5.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2018	Sep 30, 2017

Weighted average common shares outstanding	1,983,553	2,005,096
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	2,005,096

	Nine Months Ended
	Sep 30, 2018	Sep 30, 2017

Weighted average common shares outstanding	1,983,553	2,014,055
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	2,014,055

If the Company was in a net income position for the three and nine months ended September 30, 2018,  5,000 options outstanding with a weighted average exercise price of $8.76 would have been included as part of the weighted average common and common equivalent shares outstanding as the options would have been dilutive while 13,000 options outstanding with a weighted average exercise price of $14.94 would have remained excluded as the options were anti-dilutive.

If the Company was in a net income position for the three months ended September 30, 2017, all 18,168 options outstanding with a weighted average exercise price of $13.81 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

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

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 18,000 were subject to outstanding options and 102,157 were reserved for future grants at September 30, 2018. The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $3,600 against income for the three months ended September 30, 2018 and approximately $6,000 for the three months ended September 30, 2017. For the first nine months of 2018, the Company charged compensation cost of approximately $10,100 and approximately $17,500 for the same period in 2017.  As of September 30, 2018, there was approximately $16,200 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options.

Proceeds from the exercise of 250 stock options were approximately $2,000 for the nine months ended September 30, 2017.  There were no options exercised during the nine months ended September 30, 2018.

The fair value of options granted during the nine months ended September 30, 2018 and 2017 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Dividend yield	0%	0%
Expected volatility	40.0%	41.3%
Expected life of option (in years)	5	5
Risk-free interest rate	2.8%	1.8%
Fair value of each option on grant date	$ 3.38	$ 3.43

There were 2,750 and 2,250 options granted during each of the nine months ended September 30, 2018 and 2017, respectively while 2,918 options expired during the nine months ended September 30, 2018.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the nine months ended September 30, 2018 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2018	18,168	$13.81
Granted	2,750	8.63
Exercised	—	—
Expired and forfeited	(2,918)	12.56
Outstanding at September 30, 2018	18,000	13.22
Exercisable at September 30, 2018	12,247	$15.09

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2018 was approximately $3,800 and $500, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2018:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,893,513	$1,320,594	$810,240	$158,862	$468,149	$—	$4,651,358
Cost of goods sold	1,151,121	1,055,901	466,763	30,279	420,475	—	3,124,539
Gross profit	742,392	264,693	343,477	128,583	47,674	—	1,526,819
Selling, general and administrative*	346,137	127,647	256,094	42,922	91,876	504,169	1,368,845
Research and development*	-	-	-	-	-	179,915	179,915
Income (loss) from operations	$396,255	$137,046	$87,383	$85,661	$(44,202)	$(684,084)	$(21,941)

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,790,331	$1,083,594	$731,289	$121,255	$257,631	$—	$3,984,100
Cost of goods sold	1,026,311	819,728	417,882	59,293	336,935	—	2,660,149
Gross profit (loss)	764,020	263,866	313,407	61,962	(79,304)	—	1,323,951
Selling, general and administrative*	315,941	131,100	287,087	44,805	91,442	435,080	1,305,455
Research and development*	-	-	-	-	-	168,686	168,686
Income (loss) from operations	$448,079	$132,766	$26,320	$17,157	$(170,746)	$(603,766)	$(150,190)

For the nine months ended September 30, 2018:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,229,971	$3,686,815	$2,736,544	$341,850	$1,361,833	$—	$13,357,013
Cost of goods sold	3,137,858	2,904,558	1,467,420	89,283	1,206,341	—	8,805,460
Gross profit	2,092,113	782,257	1,269,124	252,567	155,492	—	4,551,553
Selling, general and administrative*	965,754	388,205	772,299	110,370	274,136	1,516,027	4,026,791
Research and development*	-	-	-	-	-	490,463	490,463
Income (loss) from operations	$1,126,359	$394,052	$496,825	$142,197	$(118,644)	$(2,006,490)	$34,299

For the nine months ended September 30, 2017:

	IKONICS
			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$4,910,856	$3,510,691	$2,664,330	$707,730	$504,846	$—	$12,298,453
Cost of goods sold	2,887,111	2,755,371	1,394,675	453,712	950,141	—	8,441,010
Gross profit (loss)	2,023,745	755,320	1,269,655	254,018	(445,295)	—	3,857,443
Selling, general and administrative*	1,001,434	516,958	824,692	130,301	292,562	1,443,758	4,209,705
Research and development*	-	-	-	-	-	519,160	519,160
Income (loss) from operations	$1,022,311	$238,362	$444,963	$123,717	$(737,857)	$(1,962,918)	$(871,422)

*	The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of September 30, 2018 and December 31, 2017 were as follows:

	Sep 30, 2018	Dec 31, 2017

Domestic	$928,122	$1,119,228
Export	460,788	558,872
IKONICS Imaging	243,912	238,813
DTX	7,162	64,278
AMS	356,295	238,848
Unallocated	(20,538)	(29,779)

Total	$1,975,741	$2,190,260

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.	Income Taxes

The federal Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  Effective January 1, 2018, the Tax Reform Act reduced statutory corporate income tax rates from 35% to 21% in addition to other tax changes including re-valuation of deferred tax assets and liabilities as of December 31, 2017.

For the first nine months of 2018, the Company realized an income tax expense of $12,000, which reflects the new federal corporate rate of 21% versus the income tax benefit of $322,000 or an effective rate of 35.1%, for the first nine months of 2017.  The Company’s effective rate for 2018 relates to the higher year-to-date pre-tax income generated and the related impact of discrete events and non-deductible permanent items.  The 2017 tax benefit for the first nine months was due to the year-to-date net loss. The income tax provision for the 2018 and 2017 periods differ from the expected benefit due to credits for research and development and other non-deductible items.

The Company’s federal net operating loss carryforward and research and development credit carryover as of September 30, 2018 was $141,000 and $27,000, respectively, and will begin to expire in 2037.  The Company’s gross state net operating loss carryforwards and research and development credit carryover as of September 30, 2018 was $61,000 and $115,000, respectively and begin to expire in 2026.

The valuation allowance balance of $91,000 at September 30, 2018, relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2018 and December 31, 2017, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation. As of September 30, 2018, with few exceptions, the Company is no longer subject to examination prior to tax year 2014.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2018 and first nine months of 2018, as well as the same periods of 2017.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

Performance obligations.  A performance obligation is a promise in a contract to transfer a distinct good or service to the customer.  A contract’s transaction price is allocated to each distinct performance obligation in proportion to its standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.  The Company’s various performance obligations and the timing or method of revenue recognition are discussed below.

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

Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement. The Company immediately recognizes incidental items that are immaterial in the context of the contract.  The Company has also applied the practical expedient in paragraph 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally 30 to 90 days.

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

International revenue.   The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first nine months of 2018 compared to 33% of sales for the first nine months of 2017.

Results of Operations

Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017

Sales.    Sales increased 16.7% during the third quarter of 2018 to record third quarter sales of $4.7 million, compared to $4.0 million during the same period in 2017.  Third quarter sales were favorably impacted by AMS sales which grew by $211,000, or 81.7% from $258,000 during the third quarter of 2017 to $468,000 in the third quarter of 2018.  Most of this increase is related to increased sales to AMS’s largest customer who is expected to maintain similar sales levels for the remainder of 2018.  Export sales also realized a 21.9% sales increase in the third quarter as sales increased from $1.1 million in 2017 to $1.3 million in 2018, mainly due to higher sales into Asia which is partially timing related.  IKONICS Imaging sales increased from $731,000 in the third quarter of 2017 to $810,000 in the third quarter of 2018, a 10.8% increase.  IKONICS Imaging sales for the third quarter of 2018 benefitted from both improved film and equipment sales.  DTX sales were favorably impacted by a $78,000 film shipment which occurs approximately every other year as DTX 2018 third quarter sales of $159,000 were $38,000, or 31.0%, higher than the same period in 2017.  Domestic sales grew from $1.8 million in third quarter of 2017 to $1.9 million in the third quarter of 2018, a 5.8% increase.

Gross Profit.  Gross profit was $1.5 million, or 32.8% of sales, in the third quarter of 2018 compared to $1.3 million, or 33.2% of sales, for the same period in 2017.  The 2018 third quarter gross margin was negatively impacted by an increase in lower margin Export sales into Asia along with 2018 third quarter production cost increases.  The 2018 third quarter margin decrease was partially offset  by increased AMS sales volumes as the AMS gross margin improved from a negative 30.8% in third quarter of 2017 to a positive 10.2% in the third quarter of 2018.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2018 third quarter DTX gross margin also improved over the same period last year due an increase in higher margin film shipments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million, or 29.4% of sales, in the third quarter of 2018 compared to $1.3 million, or 32.8% of sales, for the same period in 2017.  The third quarter 2018 increase in selling, general and administrative expense is primarily related to higher health insurance expenses, partially offset by lower promotional and travel expenses.

Research and Development Expenses.  Research and development expenses during the third quarter of 2018 were $180,000, or 3.9% of sales, versus $169,000, or 4.2% of sales, for the same period in 2017.  The increase in 2018 third quarter costs is due to higher health insurance expenses.

Interest Expense.  Interest expense for the third quarter of 2018 was $23,000 compared to interest expense of $21,000 during the third quarter of 2017.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building and related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes. For the third quarter of 2018, the Company realized an income tax benefit of $7,000, or an effective rate of 21.4% which reflects the new federal rate of 21% enacted December 22, 2017 through the Tax Cut and Jobs Act, compared to the income tax benefit of $54,000, or an effective rate of 32.6%, for the same period in 2017.  The decrease in the quarterly effective tax rate for 2018 over 2017 is primarily due to the lower federal tax rate.  The income tax provision for the 2018 and 2017 periods differ from expected tax benefit due to unfavorable non-deductible items offset by the generation of research and development tax credits.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Sales.  Sales increased 8.6% during the first nine months of 2018 to $13.4 million compared to $12.3 million during the same period in 2017.  AMS sales for the first nine months of 2018 increased by $857,000, or 169.8%, compared to the same period last year, as the Company realized increased sales from its largest customer.  The customer maintained expected activity level for the entire 2018 period while AMS sales during the first nine months of 2017 were unfavorably affected by a temporary decrease in orders from its largest customer.  Domestic sales also increased from $4.9 million in the first nine months of 2017 to $5.2 million in the first nine months of 2018, a $319,000, or 6.5%, sales increase due to improved emulsion and film sales, while Export sales for the first nine month of 2018 increased by $176,000, or 5.0%,  due to higher sales to both the Middle East and Latin America.  Equipment sales increases resulted in IKONICS Imaging sales growing $72,000, or 2.7% in the first nine months of 2018 compared to the same period in 2017.  Sales for the first nine months  of 2018 were unfavorably impacted by a $366,000, or 51.7%, DTX sales decrease as 2017 DTX sales benefitted from $320,000 in sales of two DTX printers.  There were no printer sales during the first nine months of 2018, and the Company does not anticipate any new DTX printer sales until 2019.

Gross Profit.  Gross profit was $4.6 million, or 34.1% of sales, in the first nine months of 2018 compared to $3.9 million, or 31.4% of sales, for the same period in 2017. AMS increased sales volumes benefitted the 2018 gross margin, as the AMS gross margin improved from a negative 88.2% in first nine months of 2017 to a positive 11.4% in 2018.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2018 DTX gross margin improved to 73.9% from 35.9% in the first nine months of 2017, as the 2017 gross margin was negatively affected by the sale of two low margin printers.  The IKONICS Imaging,  Domestic, and Export gross margins were negatively affected by higher production costs  for the first nine months of 2018 compared to the same period last year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.0 million, or 30.1% of sales, in the first nine months of 2018 compared to $4.2 million, or 34.2% of sales, for the same period in 2017.  The 2018 decrease in selling, general and administrative expense is related to the Company’s cost reduction initiative.  The Company realized lower travel, promotional, consulting and salary expenses which were partially offset by higher health insurance expenses.

Research and Development Expenses.  Research and development expenses during the first nine months of 2018 were $490,000, or 3.7% of sales, versus $519,000, or 4.2% of sales, for the same period in 2017.  The decrease in 2018 costs is due to lower production trial expenses.  The Company incurred additional production trial expenses in 2017 related to the development of its new SubTHAT! film product.

Interest Expense.  Interest expense for the first nine months of 2018 was $67,000 compared to interest expense of $62,000 during the first nine months of 2017.  The interest expense is related to a $3.4 million financing agreement the Company entered into during 2016 to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes.  For the first nine months of 2018, the Company realized income tax expense of $12,000, or an effective rate of 552.3% which reflects the new federal corporate rate of 21% versus the income tax benefit of $322,000 or an effective rate of 35.1%, for the first nine months of 2017. The Company’s increased effective rate for 2018 relates to the higher year-to-date pre-tax income generated and the related impact of discrete events and non-deductible permanent items.  The 2017 year-to-date third quarter tax benefit was due to the year-to-date net loss. The income tax provision for the 2018 and 2017 periods differ from the expected benefit due to credits for research and development and other non-deductible items

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.6 million and $930,000 at September 30, 2018 and December 31, 2017, respectively.  Operating activities provided $1.1 million in cash during the first nine months of 2018 compared to $148,000 of cash provided by operating activities during the same period in 2017.  Cash provided by operating activities is primarily the result of net income or loss adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2018, the timing of collections resulted in a $215,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $185,000 due to higher raw material and finished goods levels as the Company is increasing inventory levels to meet expected fourth quarter sales demand.  Prepaid expenses and other assets increased by $42,000, reflecting prepayments on annual software license agreements.  Accounts payable increased by $389,000 due to the timing of vendor payments for recent large raw materials purchases.  Accrued expenses increased by $75,000, reflecting an increase in the accrual for health insurance costs while income taxes receivable increased by $8,000 due to the timing of estimated tax payments compared to the calculated 2018 tax liability.

During the first nine months of 2017, the timing of collections resulted in a $692,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $560,000 due to higher raw material and finished goods levels.  Prepaid expenses and other assets decreased $258,000.  The prepaid expense balance at December 31, 2016 included prepayments related to two DTX printers which were sold in 2017.  Accounts payable increased $70,000 due to the timing of vendor payments mainly related to raw material purchases.  Accrued expenses decreased $104,000, reflecting the timing of compensation payments while income taxes receivable increased $262,000 due to the timing of estimated tax payments compared to the calculated 2017 tax liability.

During the first nine months of 2018, cash used in investing activities was $338,000.  Eighteen certificates of deposits totaling $4.3 million matured during the first nine months of 2018.  The Company purchased seventeen certificates of deposits totaling $4.1 million.  The Company’s purchases of property and equipment of $501,000 were mainly for building upgrades and improvements to production and process capabilities. Also, during the first nine months of 2018, the Company incurred $36,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

Related to the Company’s loan, the Company made principal payments of $103,000 and $104,000 during the first nine months of 2018 and 2017, respectively.

During the first nine months of 2017, the Company received $2,000 from financing activities from the issuance of 250 shares of common stock due to the exercise of stock options while the Company repurchased 26,950 shares of its own stock during the first nine months of 2017 for $234,000.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on September 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2018 or 2017, and there were no borrowings outstanding as of September 30, 2018 and December 31, 2017.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and secured through debt financing, and short-term investments, along with the Company’s capacity for additional debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that it is unlikely that a temporary decrease in demand for the Company’s products would impair the Company’s ability to fund operations given its excess cash and available line of credit.

Capital Expenditures

Through the first nine months of 2018, the Company incurred $501,000 of capital expenditures mainly for upgrades to the heating system at the Company’s main Duluth, Minnesota location, and for improvements to production and process capabilities.  The Company expects additional capital expenditures in 2018 of approximately $115,000 including an additional $25,000 related to the heating system upgrade.  The remaining 2018 capital expenditures are expected to be primarily for production and safety improvements.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29.3% of total sales during the first nine months of 2018 compared to 32.8% of sales for the first nine months of 2017.  Foreign sales in 2017 were favorably impacted by the sale of two DTX printers totaling $320,000 into Europe.  There were no DTX printer sales in 2018 and none are anticipated in the fourth quarter of 2018.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2018.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2018 or 2017.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

The Company continues to make progress on its AMS business initiative as demonstrated by its sales for the first nine months of 2018.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives.  Despite lower sales for the first nine months of 2018, the Company expects increasing consumable sales as a result of the sale of two DTX printers in 2017.  However, additional DTX printer sales are not expected until 2019.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

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

Recent Accounting Pronouncements

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of this standard and does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements.

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

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018:

Exhibit	Description
3.1

Restated Articles of Incorporation of Company, as amended (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (File No. 000-25727).

3.2	Amended and Restated By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018 (File No. 000-25757).)
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Copies of Exhibits will be furnished upon request and payment of the Company’s reasonable expenses in furnishing the Exhibits.

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: November 13, 2018	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and Vice President of Finance