Form 10-K
period 2018-12-31
IKONICS CORP
filed 2019-03-01
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☒
Accelerated filer ☐	Emerging Growth Company ☐
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was $10,904,445 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 1,983,553 issued and outstanding as of February 22, 2019.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s three traditional businesses, Domestic, IKONICS Imaging and Export, have been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing,  awards and recognition industries and dye sublimation markets.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide primarily through distributors.  The Company further diversified itself by expanding its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (“AMS”) business unit which uses the Company’s proprietary processes and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (“DTX”) for putting patterns and textures into steel molds for the plastic injection molding industry. The original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured by a third party and sold by IKONICS.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets, these sales are direct to the mold maker.  The DTX technology is also utilized in prototyping where the Company’s technology offers a unique combination of high definition, large format prints, and abrasion resistance.

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

Distribution and Customers

The Company currently has approximately 200 domestic and international distributors for its Chromaline and ImageMate screen printing emulsions and films.  The Company’s abrasive etching products are mainly sold directly to end users in the awards and recognition market under the Ikonics Imaging brand. AMS products are sold either directly to users or the Company offers AMS as a service. DTX includes the sales of consumable inks and films to customers that have purchased specialized industrial inkjet printers from the Company’s strategic partner. DTX sales are primarily direct to end users. The Company markets and sells its products through magazine advertising, trade shows and the internet.

The Company has a diverse customer base both domestically and abroad, with international sales accounting for 29.4% of total sales in 2018 and 30.5% of total sales in 2017, and does not depend on one or a few customers for a material portion of its revenues.  In 2018 and 2017, no one customer accounted for more than 10% of net sales.

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

Research and Development and Intellectual Property

The Company incurred costs totaling 3.7% of sales, or $677,000, on research and development in 2018, and 4.0% of sales, or $689,000, in 2017.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacturing of screen print stencils, photoresists for abrasive etching and acid resist and prototyping ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.  Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates along with dye sublimation films.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “IKONICS Imaging,” “Precision Abrasive Machining,” “SmartFlex,” “PhotoBrasive,” “AccuArt,”  “Nichols,” “image mate,” “Alpha FlexTrace,” “Alpha MicroCap,”, “DTX”, “SubTHAT!” and "IKONART" trademarks.

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

Employees

As of February 23, 2019, the Company had 82 full-time employees, 77 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and AMS initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance.

The Company’s DTX and AMS initiatives involve new technologies that might never achieve market acceptance.  During 2018 and 2017, the Company generated operating losses in its AMS segment while the DTX segment has realized operating income since 2015.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

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

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its business units.  The Company spent 3.7% of sales, or $677,000, on research and development in 2018 and 4.0% of sales, or $689,000, in 2017.  A substantial portion of these investments was for new products and initiatives.  The Company plans to continue to invest significant resources in research and development of new products and initiatives for the foreseeable future.  The Company believes successful execution of these initiatives and new products is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues from these products and initiatives, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

Adverse changes to global economic conditions generally, and to the aerospace and automotive industries in particular, may harm the Company’s business.

The prospects for economic growth in the United States and other countries remain uncertain and major economies where the Company conducts business could continue or return to recessionary conditions.  Economic concerns and issues such as reduced access to capital for businesses or tariffs may cause the Company’s customers to delay or reduce purchases of the Company’s products.  Given the continued uncertainty concerning the global economy, the Company also faces risks that may arise from financial difficulties experienced by suppliers and customers, such as an inability to collect receivables or the continued operation of suppliers.

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

The Company operates throughout the world, including in the United States, Europe, India and China.  These international operations create a variety of risks and uncertainties, including:

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

•	different, complex and changing laws governing intellectual property rights, sometimes affording companies lesser protection in certain areas;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	protectionist laws, tariffs and business practices that favor local producers; and

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings.

The occurrence of any one of these risks could negatively affect the Company’s international business and, consequently, its results of operations generally.

The Company faces risks related to sales through distributors and other third parties.

During 2018, a significant portion of the Company’s sales, including nearly all sales of its Domestic products and a significant amount of its International sales, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

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

If any of the Company’s current single or limited source suppliers become unavailable or inadequate, its customer relationships, results of operations and financial condition may be adversely affected.

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

As of December 31, 2018, the Company’s directors and officers collectively beneficially owned approximately 14.0% of its common stock outstanding as of that date.  As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

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

On April 1, 2016, the Company entered into a financing agreement with the Duluth Economic Development Authority and Wells Fargo Bank, N.A. to borrow $3.4 million. The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in the manufacturing of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota. The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement to maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis. In the event of a breach of a covenant, the Company would need to obtain a waiver from the lender or the lender may cancel the financing agreement and accelerate the full amount of outstanding indebtedness.  The Company is in compliance with the covenants, including the debt service ratio covenant, as of December 31, 2018, but its ability to comply with these covenants in the future will depend on future operating performance and the Company may not meet them. In the event that the Company falls out of compliance with these covenants and is unable to obtain a waiver and the indebtedness is accelerated, it would have an adverse effect on the Company's financial condition and future operating performance and could limit its ability to invest in other business activities.

We heavily rely on our information technology systems and are vulnerable to damage and interruption.

The Company relies on our information technology systems and infrastructure to process transactions and manage its business, including maintaining employee, client and supplier information.  The Company has also engaged third parties, including cloud providers, to store, transfer and process data.  The information technology systems, as well as the systems of our customers, suppliers and other partners, are vulnerable to outages and an increasing risk of deliberate intrusions to gain access to and exploit company sensitive information. Similarly, data security breaches by employees and others with or without permitted access to the Company's systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. The Company may be unable to prevent outages or security breaches in its systems that could adversely affect results of operations and cause reputational harm.

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

The Company’s operating results and financial condition may fluctuate from quarter to quarter and year to year, and could vary due to a number of factors, some of which are outside of the Company’s control.  In addition, the Company’s actual or projected operating results may fail to match its past performance.  The Company’s operating results and financial condition may fluctuate due to a number of factors, including those listed below and those identified throughout this “Risk Factors” section:

•	the failure of the Company’s new products to meet expectations;

•	changes to the costs of raw materials, especially petroleum-based materials;

•	the entry of new competitors into the Company’s markets whether by established companies or by new companies;

•	the geographic distribution of the Company’s sales;

•	changes in customer preferences or needs;

•	changes in the amount that the Company invests to develop or acquire new technologies;

•	delays between the Company’s expenditures to develop new technologies and products and the generation of sales related thereto;

•	protectionist laws and tariffs implemented by foreign governments to favor local producers

•	a prolonged United States Federal or State government shutdown

•	changes in the Company’s pricing policies or those of its competitors;

•	changes in accounting rules and tax and other laws; and

•	general economic and industry conditions that affect customer demand and product development trends.

Due to all of the foregoing factors and the other risks discussed in this “Risk Factors” section, you should not rely on quarter-to-quarter or year-to-year comparisons of the Company’s operating results as an indicator of future performance.

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy years old and the Company believes it has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an approximately 11-acre property with a 62,300 square-foot manufacturing and warehouse facility.  The 62,300 square-foot facility is comprised of a 35,000 square-foot warehousing and manufacturing facility constructed in 2008 and a 27,300 square-foot expansion completed in 2016 to accommodate the Company’s AMS business. The entire facility on the 11-acre property is collateral on the Company’s $3.4 million loan.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol "IKNX."

As of February 22, 2019, the Company had 468 shareholders.  The Company has not declared cash dividends in the past two years and does not currently have plans to pay any cash dividends in the future. Any future declaration and payment of dividends is within the sole discretion of the Company’s board of directors.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Company

None.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2018 and 2017 and should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended December 31, 2018 and 2017, included herein.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.  Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The accounting policies and estimates which IKONICS believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

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

International revenue.   The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29.4% of total sales in 2018 compared to 30.5% of sales in 2017.

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

The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% and 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted rate. This revaluation resulted in a benefit in 2017 of $115,000 to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Reform Act did not have a material impact on the 2017 consolidated financial statements.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Sales.  Sales increased 5.6% in 2018 to $18.2 million, compared to $17.2 million in 2017.  AMS sales in 2018 increased by $1.0 million, or 139.2%, compared to 2017 as the Company realized increased sales from its largest customer as the customer maintained its expected activity level for all of 2018 while AMS sales in 2017 were unfavorably affected by a temporary decrease in orders from its largest customer.  Domestic sales also increased from $6.9 million in 2017 to $7.3 million in 2018, a $354,000, or 5.1%, sales increase due to improved emulsion and film sales while 2018 Export sales increased by $155,000, or 3.3%, due to higher sales to both the Middle East and Latin America.  Sales in 2018 were unfavorably impacted by a $397,000, or 48.5% DTX sales decrease as 2017 DTX sales benefited from $320,000 in sales of two DTX printers.  There were no printer sales in 2018.  Additionally, DTX consumable sales were lower in 2018 versus 2017.  IKONICS Imaging sales in 2018 decreased from $4.0 million in 2017 to $3.8 million, a $180,000, or 4.5%, decrease.  IKONICS Imaging 2017 sales were positively impacted by $258,000 in sales for  its newly introduced SubTHAT!™ film while SubTHAT!™ film sales in 2018 were minimal.

Gross Profit.    Gross profit was $6.3 million, or 34.3% of sales, in 2018 compared to $5.7 million, or 33.2% of sales, in 2017.  AMS increased sales volumes benefitted the 2018 gross margin as the AMS gross margin improved from a negative 72.5% in 2017 to a positive 13.2% in 2018.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2018 DTX gross margin improved to 67.4% from 40.4% in 2017 as the 2017 gross margin was negatively affected by the sale of two low margin printers.  The IKONICS Imaging gross margin decreased from 52.4% in 2017 to 47.1% in 2018 as the 2017 gross margin benefitted from high margin  SubTHAT!™ film sales.  The 2018 Domestic and Export gross margin percentages were similar to their 2017 gross margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.4 million, or 29.4% of sales, in 2018 compared to $5.5 million, or 31.9% of sales, in 2017.  The 2018 decrease in selling, general and administrative expense is related to the Company’s cost reduction initiative.  The Company realized lower travel, promotional, consulting and salary expense partially offset by higher health insurance expenses.

Research and Development Expenses.  Research and development expenses in 2018 were $677,000, or 3.7% of sales, versus $689,000, or 4.0% of sales in 2017. The expense decrease in 2018 was due to lower production trial and patent-related legal expenses.  The Company incurred additional production trial expenses in 2017 related to the development of its new  SubTHAT!™ film product.

Income Taxes.  During 2018, the Company realized an income tax expense of $46,000, or an effective rate of 24.8%, compared to an income tax benefit of $298,000, or an effective rate of 56.9%, for the same period in 2017.  The increase  to income tax expense in 2018 from 2017 is primarily due to a benefit of $115,000 related to the favorable impact of a revaluation of the Company’s deferred tax liability as a result of the Tax Reform Act in 2017 as well as pre-tax book income generated in 2018 compared to the pre-tax book loss generated in 2017.  Additionally, differences between effective tax rate and the statutory tax rate are related to credits for research and development and other non-deductible items.

Liquidity and Capital Resources

Outside of the 2016 building expansion, for which $3.4 million in financing was obtained, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.6 million and $930,000 at December 31, 2018 and 2017, respectively.  In addition to its cash, the Company held $2.7 million and $2.9 million of short-term investments as of December 31, 2018 and 2017, respectively.  The Company generated $1.2 million in cash from operating activities during 2018, compared to generating $205,000 of cash from operating activities in 2017.  Cash provided by operating activities is primarily the result of the net income (loss) adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2018, an increase in sales resulted in a $25,000 trade receivables increase.  Inventories decreased by $39,000 related to a decrease in finished goods inventories compared to 2017.  Accounts payable increased from 2017 to 2018 by $326,000 due to the timing of payments to and purchases from vendors, mainly related to raw materials.  Prepaid expenses and other assets increased $207,000 from 2017 to 2018.  The increase is mainly due to a receivable related to the reimbursement of 2018 medical insurance costs that the Company will receive from its stop-loss insurance carrier.  Compared to 2017, accrued expenses increased $104,000 reflecting the timing of compensation payments and an increase in accrued medical insurance costs.  Income taxes receivables increased $1,000 due to the timing of estimated 2018 tax payments compared to the calculated 2018 tax liability.

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

During 2018, cash used in investing activities was $393,000.  The Company purchased 23 certificates of deposits totaling $5.6 million.  Twenty four certificates of deposits totaling $5.8 million matured during 2018.  The Company’s purchases of property and equipment of $543,000 in 2018 were mainly for building upgrades and improvements to production and process capabilities. Also, during 2018, the Company incurred $50,000 in patent application costs that the Company has recorded as an asset and will amortize upon successful completion of the application process.

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

Related to the Company’s loan, the Company made principal payments of $138,000 in 2018 and $140,000 in 2017.  During 2017, the Company received $2,000 from financing activities from the issuance of 250 shares of common stock due to the exercise of stock options, while the Company repurchased 35,450 shares of its own stock for $300,000.

On April 1, 2016, the Company entered into a financing agreement to borrow $3.4 million.  The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.60% per year, subject to change based upon changes to the maximum federal corporate tax rate, payable monthly, and matures on April 1, 2041.  The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) may tender the Bonds to the Issuer on April 1, 2021, which would result in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time. If in the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.  Including debt costs of approximately $139,000, the Loan’s effective annual interest rate was 3.23% at December 31, 2018.  The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.  The Company was in compliance with the required debt service coverage ratio as of December 31, 2018 and 2017.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on June 30, 2019.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2018 or 2017, and there were no borrowings outstanding as of December 31, 2018 and 2017.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

In 2018, the Company incurred $543,000 of capital expenditures which were mainly for building upgrades and improvements to production and process capabilities. In 2017, the Company incurred $230,000 of capital expenditures mainly for improvements to production and process capabilities and two vehicles.

The Company expects capital expenditures in 2019 of approximately $577,000.  The planned expenditures primarily will be to upgrade the Company's costing capabilities, AMS related equipment, replacement of computer hardware and two vehicles.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in various regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2018 foreign sales of $5.3 million were approximately 29.4% of total sales, compared to the 2017 foreign sales of $5.4 million, which were 30.5% of total sales.  The Company realized a decrease in foreign sales due to the 2017 sale of two DTX printers into Europe.  There were no printer sales in 2018.

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

The Company continues to make progress on its AMS business initiative as demonstrated by its 2018 sales.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives.  Despite lower sales in 2018, the Company expects increasing consumable sales as a result of the sale of two DTX printers in 2017 and additional DTX printer sales are expected later in 2019.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

Both the Domestic and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that we believe will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  The Company fulfilled a $258,000 SubTHAT!™ initial stocking order in 2017  but did not receive an order of that magnitude in 2018.  Early in 2019 the Company introduced its new IKONART™ product to positive reviews.  IKONART™ provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company will adopt 2016-02 on January 1, 2019 by applying a cumulative effect adjustment of the impact; however the adoption will not have a material impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IKONICS Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IKONICS Corporation (the Company) as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Duluth, Minnesota
March 1, 2019

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,623,137	$929,700
Short-term investments	2,695,000	2,895,000
Trade receivables, less allowance of $53,000 in 2018 and 2017	2,215,215	2,190,260
Inventories	2,046,588	2,086,065
Prepaid expenses and other assets	375,362	168,242
Income taxes receivable	2,768	2,116
Total current assets	8,958,070	8,271,383
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,500,429	9,207,790
Machinery and equipment	4,964,816	4,968,595
Office equipment	1,559,728	1,573,191
Vehicles	245,679	245,679
	16,270,652	15,995,255
Less accumulated depreciation	(8,185,910)	(7,693,594)
Total property, plant and equipment at cost	8,084,742	8,301,661

INTANGIBLE ASSETS, less accumulated amortization of $149,740 in 2018 and $174,991 in 2017	376,406	351,186
Total assets	$17,419,218	$16,924,230

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$129,282	$130,899
Accounts payable	647,528	321,860
Accrued compensation	366,900	360,554
Other accrued liabilities	159,821	62,468
Total current liabilities	1,303,531	875,781
LONG-TERM LIABILTIES
Long-term debt, less current portion	2,821,657	2,946,518
Deferred income taxes	183,000	144,000
Total long-term liabilities	3,004,657	3,090,518
Total liabilities	4,308,188	3,966,299
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,553 shares in 2018 and 2017.	198,355	198,355
Additional paid-in-capital	2,723,024	2,709,390
Retained earnings	10,189,651	10,050,186
Total stockholders' equity	13,111,030	12,957,931
Total liabilities and stockholders' equity	$17,419,218	$16,924,230

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended
	December 31,
	2018	2017

NET SALES	$18,213,653	$17,243,244

COST OF GOODS SOLD	11,959,626	11,512,699

GROSS PROFIT	6,254,027	5,730,545

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,350,966	5,506,466

RESEARCH AND DEVELOPMENT EXPENSES	677,242	688,688

INCOME (LOSS) FROM OPERATIONS	225,819	(464,609)

INTEREST EXPENSE	(90,583)	(83,080)

OTHER	50,229	23,542

INCOME (LOSS) BEFORE INCOME TAXES	185,465	(524,147)

INCOME TAX EXPENSE (BENEFIT)	46,000	(298,000)

NET INCOME (LOSS)	$139,465	$(226,147)

INCOME (LOSS) PER COMMON SHARE:
Basic	$0.07	$(0.11)
Diluted	$0.07	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,983,553	2,007,613
Diluted	1,983,553	2,007,613

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2016	2,018,753	$201,875	$2,732,006	$10,525,279	$13,459,160

Net loss	—	—	—	(226,147)	(226,147)
Exercise of stock options and related tax benefit	250	25	1,798	—	1,823
Common stock repurchased	(35,450)	(3,545)	(47,975)	(248,946)	(300,466)
Stock based compensation	—	—	23,561	—	23,561

BALANCE AT DECEMBER 31, 2017	1,983,553	198,355	2,709,390	10,050,186	12,957,931

Net income	—	—	—	139,465	139,465
Stock based compensation	—	—	13,634	—	13,634

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Year Ended
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$139,465	$(226,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	758,834	836,877
Amortization	36,485	38,265
Stock based compensation	13,634	23,561
Net loss (gain) on sale and disposal of plant and equipment	1,230	(28,689)
Deferred income taxes	39,000	(302,000)
Changes in working capital components:
Trade receivables	(24,955)	146,241
Inventories	39,477	(99,893)
Prepaid expenses and other assets	(207,120)	193,663
Income tax receivable	(652)	64,003
Accounts payable	325,668	(408,526)
Accrued expenses	103,699	(32,666)
Net cash provided by operating activities	1,224,765	204,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(543,145)	(230,089)
Proceeds from sales of equipment	—	32,635
Purchases of intangibles assets	(49,970)	(38,977)
Purchases of short-term investments	(5,615,000)	(3,875,000)
Proceeds on sale of short-term investments	5,815,000	4,226,000
Net cash (used in) provided by investing activities	(393,115)	114,569

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(138,213)	(139,690)
Repurchase of common stock	—	(300,466)
Proceeds from exercise of stock options	—	1,885
Net cash used in financing activities	(138,213)	(438,271)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	693,437	(119,013)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	929,700	1,048,713

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,623,137	$929,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$78,112	$70,990
Cash paid for income taxes, net	$7,652	$60,003

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Foreign sales approximated 29.4% and 30.5% of net sales in 2018 and 2017, respectively.  The Company’s trade receivables at December 31, 2018 and 2017 due from foreign customers were 27.6% and 25.5% of total trade receivables, respectively.  The foreign export receivables are comprised primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2018 or in 2017.

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

Short-Term Investments — Short-term investments consist of fully insured certificates of deposit with original maturities ranging from one to twelve months as of both December 31, 2018 and 2017.

A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year-end spot rate.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheets or the Statements of Operations, Stockholders’ Equity and Cash Flows for 2018 and 2017.

Inventories — Inventories are stated at the lower of cost or net realizable value using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,287,000 and $1,183,000 higher than reported at December 31, 2018 and 2017, respectively.  The inventory reserve for obsolescence was $9,000 and $7,000 at December 31, 2018 and 2017, respectively. The major components of inventories are as follows:

	Dec 31, 2018	Dec 31, 2017

Raw materials	$1,767,458	$1,428,924
Work-in-progress	370,075	423,186
Finished goods	1,196,516	1,416,547
Reduction to LIFO cost	(1,287,461)	(1,182,592)

Total Inventories	$2,046,588	$2,086,065

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

Intangible Assets — Intangible assets consist of patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or agreement terms.

As of December 31, 2018, the Company's sole intangible assets consisted of patents which had a remaining estimated weighted average useful life of 10.1 years.

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

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Topic 606. Revenue from Contracts with Customers (Topic 606), and in August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which deferred the effective date of ASU 2014-09 by one year.  Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

The Company excludes from revenue governmental assessed and imposed taxes on revenue transactions that are invoiced to customers.  The Company includes freight billed to customers in revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

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

International revenue.   The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales in 2018 compared to 31% of sales in 2017.

Deferred Taxes — Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company classifies deferred tax assets and liabilities as noncurrent.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 34% and 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the newly enacted rate. This revaluation resulted in a benefit of $115,000 in 2017 to income tax expense in continuing operations and a corresponding reduction in the deferred tax liability. The other provisions of the Tax Reform Act did not have a material impact on the consolidated financial statements.

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

Shares used in the calculation of diluted EPS are summarized below:

	2018	2017

Weighted average common shares outstanding	1,983,553	2,007,613
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	2,007,613

At December 31, 2018, options to purchase 18,000 shares of common stock with a weighted average exercise price of $13.22 were outstanding, but were excluded from the computation of common share equivalents because they were anti-dilutive.

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

Employee Stock Plan - The Company accounts for employee stock options under the provision of ASC 718, Compensation — Stock Compensation.

Recent Accounting Pronouncements - During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company will adopt 2016-02 on January 1, 2019 by applying a cumulative effect adjustment of the impact; however, the Company does not expect the effect of the adoption to have a material impact on the Company's financial statements.

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

2.	INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017

Current:
Federal	$—	$(5,000)
State	7,000	9,000
	7,000	4,000
Deferred - Federal	39,000	(302,000)
	$46,000	$(298,000)

The Tax Reform Act reduced the Company’s U.S. corporate tax rate from 34% to 21%.  The expected provision (benefit) for income taxes, computed by applying the U.S. federal income tax rate of 21% in 2018 and 34% in 2017 to income (loss) before taxes, is reconciled to income benefit as follows:

	2018	2017

Expected provision for federal income taxes	$39,000	$(178,000)
State income taxes, net of federal benefit	7,000	2,000
Non-deductible meals, entertainment, and life insurance	12,000	29,000
Research and development credit	(43,000)	(38,000)
Change in valuation allowance	18,000	16,000
Tax rate change adjustment related to Tax Reform Act	—	(115,000)
Prior year true-ups and other	13,000	(14,000)
	$46,000	$(298,000)

Net deferred tax liabilities consist of the following as of December 31, 2018 and 2017:

	2018	2017

Deferred tax liabilities:
Accrued vacation	$18,000	$19,000
Inventories reserve	46,000	46,000
Allowance for doubtful accounts	2,000	2,000
Allowance for sales returns	9,000	9,000
Research and development credit carryforward	161,000	131,000
Accrued self-insured medical	4,000	1,000
Property and equipment	(282,000)	(242,000)
Intangible assets	(73,000)	(65,000)
Net operating loss	33,000	40,000
Other	8,000	6,000
Valuation allowance	(109,000)	(91,000)
Net deferred tax liabilities	$(183,000)	$(144,000)

The Company’s federal net operating loss carryforward and research and development credit carryover as of December 31, 2018 was $141,000 and $52,000, respectively, and will begin to expire in 2037.  The Company’s state net operating loss carryforwards at December 31, 2018 total $54,000 and begin expiring in 2026.  The Company has state research and development credit carryforwards as of December 31, 2018 of $138,000.

The valuation allowance balance of $109,000 and $91,000 at December 31, 2018 and 2017, relates entirely to Minnesota research and development credit carryforwards that the Company does not expect to utilize and begin to expire in 2028.  The change in the valuation allowance was $18,000 in 2018 and $31,000 in 2017.  Approximately $15,000 of the $31,000 change in 2017 is a result of recording the impact of the revaluation on these credits and corresponding increase in valuation allowance related to the Tax Reform Act discussed above.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2018 and 2017, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation. As of December 31, 2018, with few exceptions, the Company is no longer subject to examination prior to tax year 2015.

3.	INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, and licenses.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.    There were no abandonments or impairment adjustments to intangible assets during the years ended December 31, 2018 and 2017.

Intangible assets at December 31, 2018 and 2017 consist of the following:

	December 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$526,146	$(149,740)	$476,177	$(126,032)
License	—	—	50,000	(48,959)
	$526,146	$(149,740)	$526,177	$(174,991)

	2018	2017
Aggregate amortization expense:
For the years ended December 31	$24,749	$25,919

Estimated amortization expense for the years ending December 31:

2019	$25,000
2020	24,000
2021	24,000
2022	24,000
2023	23,000

In connection with the license agreement, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $13,000 and $11,000 of expense under these agreements during 2018 and 2017, respectively, which are included in selling, general and administrative expenses in the Statements of Operations.

4.	RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2018 and 2017 was approximately $239,000 and $235,000, respectively.

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

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2018:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,288,433	$4,877,718	$3,842,089	$420,714	$1,784,699	$—	$18,213,653
Cost of goods sold	4,397,353	3,841,712	2,034,254	137,039	1,549,268	—	11,959,626
Gross profit	2,891,080	1,036,006	1,807,835	283,675	235,431	—	6,254,027
Selling, general, and administrative*	1,289,923	509,549	1,001,147	150,698	367,533	2,032,116	5,350,966
Research and development*	—	—	—	—	—	677,242	677,242
Income (loss) from operations	$1,601,157	$526,457	$806,688	$132,977	$(132,102)	$(2,709,358)	$225,819

For the year ended December 31, 2017:

			IKONICS
	Domestic	Export	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$6,934,433	$4,722,950	$4,021,970	$817,640	$746,251	$—	$17,243,244
Cost of goods sold	4,100,497	3,721,800	1,915,390	487,509	1,287,503	—	11,512,699
Gross profit (loss)	2,833,936	1,001,150	2,106,580	330,131	(541,252)	—	5,730,545
Selling, general, and administrative*	1,345,427	645,973	1,065,957	168,553	376,498	1,904,058	5,506,466
Research and development*	—	—	—	—	—	688,688	688,688
Income (loss) from operations	$1,488,509	$355,177	$1,040,623	$161,578	$(917,750)	$(2,592,746)	$(464,609)

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2018 and December 31, 2017 were as follows:

	Dec 31, 2018	Dec 31, 2017

Domestic	$1,019,689	$1,119,228
Export	610,334	558,872
IKONICS Imaging	280,939	238,813
DTX	15,692	64,278
AMS	331,708	238,848
Unallocated	(43,147)	(29,779)

Total	$2,215,215	$2,190,260

Subsequent to year-end, the Company revised its composition of reportable segments to eliminate the Export segment which contains both screen printing and photo resist related financial information and allocated the related activity to the respective Domestic and IKONICS Imaging  segments.  Organizationally, the Company began focusing less on geography and more on the similarity of products sold when managing its product lines.  To reflect how the Company and chief operating decision maker reviews and manages the businesses, the Company no longer captures discrete financial information for Export segment.

6.	STOCKHOLDERS’ EQUITY

The Company has a stock incentive plan for the issuance of up to 442,750 shares of common stock.  The plan provides for granting eligible participants stock options or other stock awards, as described by the plan, at prices ranging from 85% to 110% of fair market value at date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a three year period.  A total of 102,157 shares of common stock are reserved for additional grants of options under the plan as of December 31, 2018.

Under the plan, the Company charged compensation expense of $13,634 and $23,561 against income (loss) in 2018 and 2017, respectively.

As of December 31, 2018, there was approximately $13,000 of unrecognized compensation expense related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

Proceeds from the exercise of stock options were approximately $2,000 in 2017.  No stock options were exercised in 2018.

The fair value of options granted during 2018 and 2017 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Dividend yield	—	—
Expected volatility	40.0%	41.3%
Expected life of option	5	5
Risk-free interest rate	2.8%	1.8%
Fair value of each option on grant date	$3.38	$3.43

There were 2,750 and 2,250 options granted during 2018 and 2017, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2018 and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2018	18,168	$13.81
Granted	2,750	8.63
Exercised	—	—
Expired and forfeited	(2,918)	12.56
Outstanding at December 31, 2018	18,000	$13.22
Exercisable at December 31, 2018	12,247	$15.09

The weighted-average grant date fair value of options granted was $3.38 and $3.43 for the years ended December 31, 2018 and 2017, respectively.  The total intrinsic value of stock options exercised was $490 for the year ended December 31, 2017.

In prior years, the Company’s board of directors had authorized the repurchase of up to 250,000 shares of common stock.   A total of 219,589 shares were repurchased under this program including 1,950 shares repurchased during the second quarter of 2017.  As of August 2, 2017, the plan allowed for an additional 30,411 shares to be repurchased.  On August 3, 2017, the Company’s board of directors approved a new repurchase authorization for up to 100,000 shares of the Company’s common stock, which replaces all prior authorizations.  Shares repurchased under this new authorization may be made through open market and privately negotiated transactions from time to time.  The new share repurchase authorization does not have an expiration date.  Subsequent to August 2, 2017 the Company repurchased 33,500 shares for $278,620 including the repurchase of 25,000 shares for $218,750 from a beneficial shareholder holding more than 5% of outstanding common stock. No shares of common stock were repurchased in 2018.

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2018, the balance at one of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.60% per year, subject to change based upon changes to the maximum federal corporate tax rate, payable monthly, and matures on April 1, 2041. Including debt costs of approximately $139,000, the Loan’s effective interest rate was 3.23% at December 31, 2018.

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

The remaining principal payments required under the agreement for years ended December 31, and the current and long-term portion of the principal, are as follows:

2019	140,000
2020	144,000
2021	148,000
2022	152,000
2023	156,000
Thereafter	2,318,000
Total Principal	3,058,000
Less: Unamortized debt issuance costs	107,000
Less: Current portion	129,000
Long-term portion	$2,822,000

In connection with the agreement, the Company incurred debt issuance costs of approximately $139,000 during 2016, which were deferred and are being amortized over the term of the Financing Agreement. Amortization of debt issuance costs was approximately $12,000 for 2018 and 2017 and is included in interest expense. Debt issuance costs of $96,000 and $11,000 are netted against long-term debt and current portion of long-term debt, respectively as of December 31, 2018. Amortization of debt costs is expected to be approximately $10,000 annually for each of the next five years.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on June 30, 2019 that bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2018 or 2017 and there were no borrowings outstanding as of December 31, 2018 and 2017.  There are no financial covenants related to the line of credit and the Company expects to obtain a similar line of credit when the current line of credit expires.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all assets of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

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

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information to be included in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the captions “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2019 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of RSM US LLP, independent registered public accounting firm

(ii) Balance Sheets as of December 31, 2018 and 2017

(iii) Statements of Operations for the years ended December 31, 2018 and 2017

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

(v) Statements of Cash Flows for the years ended December 31, 2018 and 2017

(vi) Notes to the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018:

Exhibit	Description
3.1

Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (Registration No. 000-25727)).

3.2	Amended and Restated By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018 (File No. 000‑25757)).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

IKONICS CORPORATION

By	/s/ William C. Ulland
William C. Ulland, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of the Board of Directors) on behalf of the registrant and in the capacities indicated on March 1, 2019.

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