Form 10-Q
period 2019-03-31
IKONICS CORP
filed 2019-05-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.10 per share	IKNX	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,983,553 shares outstanding as of May 1, 2019.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$617,246	$1,623,137
Short-term investments	2,940,000	2,695,000
Trade receivables, less allowance of $112,000 in 2019 and $53,000 in 2018	1,821,114	2,215,215
Inventories	2,840,176	2,046,588
Prepaid expenses and other assets	259,839	375,362
Income taxes receivable	113,321	2,768
Total current assets	8,591,696	8,958,070

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,500,429	9,500,429
Machinery and equipment	5,022,691	4,964,816
Office equipment	1,564,978	1,559,728
Vehicles	245,674	245,679
	16,333,772	16,270,652
Less accumulated depreciation	(8,298,897)	(8,185,910)
Total property, plant and equipment at cost, net	8,034,875	8,084,742

INTANGIBLE ASSETS, less accumulated amortization of $155,908 in 2019 and $149,740 in 2018	372,693	376,406
Total assets	$16,999,264	$17,419,218

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$129,582	$129,282
Accounts payable	860,106	647,528
Accrued compensation	236,935	366,900
Other accrued liabilities	143,019	159,821
Total current liabilities	1,369,642	1,303,531

LONG-TERM LIABILTIES
Long-term debt, less current portion	2,788,703	2,821,657
Deferred income taxes	183,000	183,000
Total long-term liabilities	2,971,703	3,004,657
Total liabilities	4,341,345	4,308,188
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—

Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,983,553 shares in 2019 and 2018.	198,355	198,355
Additional paid-in-capital	2,724,944	2,723,024
Retained earnings	9,734,620	10,189,651
Total stockholders' equity	12,657,919	13,111,030
Total liabilities and stockholders' equity	$16,999,264	$17,419,218

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018

NET SALES	$3,528,691	$4,071,478

COST OF GOODS SOLD	2,519,572	2,709,059

GROSS PROFIT	1,009,119	1,362,419

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,381,965	1,348,983

RESEARCH AND DEVELOPMENT EXPENSES	178,842	154,076

LOSS FROM OPERATIONS	(551,688)	(140,640)

INTEREST EXPENSE	(22,275)	(19,935)

OTHER	16,194	9,421

LOSS BEFORE INCOME TAXES	(557,769)	(151,154)

INCOME TAX BENEFIT	(102,738)	(20,416)

NET LOSS	$(455,031)	$(130,738)

LOSS PER COMMON SHARE
Basic	$(0.23)	$(0.07)
Diluted	$(0.23)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,983,553	1,983,553
Diluted	1,983,553	1,983,553

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019 and 2018 (unaudited)

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

Net loss	—	—	—	(455,031)	(455,031)
Stock based compensation	—	—	1,920	—	1,920

BALANCE AT MARCH 31, 2019	1,983,553	$198,355	$2,724,944	$9,734,620	$12,657,919

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2017	1,983,553	$198,355	$2,709,390	$10,050,186	$12,957,931

Net loss	—	—	—	(130,738)	(130,738)
Stock based compensation	—	—	2,893	—	2,893

BALANCE AT MARCH 31, 2018	1,983,553	$198,355	$2,712,283	$9,919,448	$12,830,086

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(455,031)	$(130,738)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	162,033	199,906
Amortization	8,932	9,442
Stock based compensation	1,920	2,893
Net gain on sale and disposal of property, plant and equipment	(7,487)	—
Deferred income taxes	—	12,839
Loss on intangible asset abandonment	343	—
Changes in working capital components:
Trade receivables	394,101	158,353
Inventories	(793,588)	(282,766)
Prepaid expenses and other assets	115,523	(25,586)
Income tax receivable	(110,553)	(40,622)
Accounts payable	212,578	286,829
Accrued expenses	(146,767)	(77,854)
Net cash (used in) provided by operating activities	(617,996)	112,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(117,075)	(49,004)
Proceeds from sales of property and equipment	12,396	—
Purchases of intangibles assets	(2,797)	(15,572)
Purchases of short-term investments	(1,715,000)	(1,205,000)
Proceeds on sale of short-term investments	1,470,000	1,425,000
Net cash (used in) provided by investing activities	(352,476)	155,424

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(35,419)	(35,632)
Net cash used in financing activities	(35,419)	(35,632)

NET (DECREASE) INCREADE IN CASH AND CASH EQUIVALENTS	(1,005,891)	232,488

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,623,137	929,700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$617,246	$1,162,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,367	$17,038
Cash paid for income taxes, net	$7,815	$7,367

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2019, and the related condensed statements of operations for the three months ended March 31, 2019 and 2018, the statements of stockholders' equity for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2019, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.	Short-Term Investments

The Company’s $2.9 million of short-term investments at March 31, 2019 is comprised of 12 fully insured certificates of deposit with original maturities ranging from four to six months and interest rates ranging from 2.25% to 2.50%

3.	Inventories

The major components of inventories are as follows:

	Mar 31, 2019	Dec 31, 2018

Raw materials	$2,127,147	$1,767,458
Work-in-progress	393,802	370,075
Finished goods	1,632,673	1,196,516
Reduction to LIFO cost	(1,313,446)	(1,287,461)

Total Inventories	$2,840,176	$2,046,588

4.	Earnings Per Common Share (EPS)

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

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2019	Mar 31, 2018

Weighted average common shares outstanding	1,983,553	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,983,553	1,983,553

If the Company was in a net income position for the first three months of 2019, no options would have been included as part of the common and common equivalent shares outstanding, and 18,000 options with a weighted average exercise price of $13.22 would have remained excluded as the options were anti-dilutive.

If the Company was in a net income position for the first three months of 2018, no options would have been included as part of the common and common equivalent shares outstanding, and 18,168 options with a weighted average exercise price of $13.81 would have remained excluded as the options were anti-dilutive.

5.	Stock-Based Compensation

The Company maintains a stock incentive plan which authorizes the issuance of up to 442,750 shares of common stock. Of those shares, 18,000 were subject to outstanding options and 102,157 were reserved for future grants at March 31, 2019. The plan provides for grants of stock options or other stock awards to eligible participants, as described by the plan, at option prices ranging from 85% to 110% of fair market value at the date of grant.  Options granted expire up to seven years after the date of grant.  Such options generally become exercisable over a one- to three-year period.

The Company charged compensation cost of approximately $2,000  and $3,000 against the loss for the three months ended March 31, 2019 and 2018, respectively.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

No stock options were exercised during the three months ended March 31, 2019 or 2018, and there were no options granted during the three months ended March 31, 2019 or 2018.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Stock option activity during the three months ended March 31, 2019 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2019	18,000	$13.22
Granted	—	—
Exercised	—	—
Expired and forfeited	—	—
Outstanding at March 31, 2019	18,000	$13.22
Exercisable at March 31, 2019	12,247	$15.09

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2019 was $0.

6.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Chromaline, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Chromaline sells screen printing film, emulsions, and inkjet receptive film primarily to distributors and some end users.  IKONICS Imaging sells photo resistant film, art supplies, glass, metal medium and related abrasive etching equipment to both end users and distributors.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Prior to 2019, the Company had one additional business segment called Export.  Export was primarily responsible for both Chromaline and IKONICS Imaging sales outside of the United States and Canada.  Chromaline products sold within the United States and Canada prior to 2019 were included in a segment called Domestic.  To better reflect how the Company manages these businesses, beginning in 2019, the Export segment was eliminated.  Sales previously recorded in the Export segment are now included in either the Chromaline or IKONICS Imaging segments, respectively.  Both the 2019 and 2018 financial information reflect the new reportable segments.   The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,029,341	$1,088,806	$92,760	$317,784	$—	$3,528,691
Cost of goods sold	1,553,610	585,504	34,046	346,412	—	2,519,572
Gross profit (loss)	475,731	503,302	58,714	(28,628)	—	1,009,119
Selling general and administrative*	445,003	322,453	34,605	88,148	491,756	1,381,965
Research and development*	—	—	—	—	178,842	178,842
Income (loss) from operations	$30,728	$180,849	$24,109	$(116,776)	$(670,598)	$(551,688)

For the three months ended March 31, 2018:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,340,810	$1,219,348	$88,666	$422,654	$—	$4,071,478
Cost of goods sold	1,664,878	623,611	25,392	395,178	—	2,709,059
Gross profit	675,932	595,737	63,274	27,476	—	1,362,419
Selling general and administrative*	425,329	285,025	34,852	84,783	518,994	1,348,983
Research and development*	—	—	—	—	154,076	154,076
Income (loss) from operations	$250,603	$310,712	$28,422	$(57,307)	$(673,070)	$(140,640)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of March 31, 2019 and December 31, 2018 were as follows:

	Mar 31, 2019	Dec 31, 2018

Chromaline	$1,200,281	$1,550,411
IKONICS Imaging	416,230	360,551
DTX	40,775	15,692
AMS	238,700	331,708
Unallocated	(74,872)	(43,147)

Total	$1,821,114	$2,215,215

7.	Income Taxes

The Company recorded its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. The provision for income taxes (benefits) included current federal and state income tax expense (benefit), as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended March 31, 2019 was a benefit of 18.4%, compared to a benefit of 13.5% for the three months ended March 31, 2018.  The primary driver of the change in the Company’s effective tax rate is attributable to an increase in the tax benefit related to tax credits proportionate to pre-tax book loss as compared to the prior year's reporting period.  The Company recorded an income tax benefit of $103,000 and $20,000 for the three months ended March 31, 2019 and 2018, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2019 the Company has no unrecognized tax benefits.

The Company is not currently under examination in any jurisdiction. In the event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on the statement of operations.  The federal Tax Cut and Jobs Act of 2017 (the “Tax Reform Act”) was enacted December 22, 2017.  Effective January 1, 2018, the Tax Reform Act reduced statutory corporate income tax rates from 35% to 21% in addition to other tax changes.

IKONICS CORPORATION

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements include statements relating to our future plans and objectives and results. Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2019 and for the same period of 2018.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 23% of total sales during the first three months of 2019 compared to 29% for the first three months of 2018.

Results of Operations

Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018

Sales.  The Company’s 2019 first quarter sales of $3.5 million were 13.3% lower than the 2018 first quarter sales of $4.1 million.  Chromaline 2019 first quarter sales decreased by $311,000, or 13.3%, compared to the same period last year.  Chromaline 2019 first quarter sales were adversely affected by cold weather shipping constraints since its emulsion products are not freeze-thaw stable.  AMS sales for the first three months of 2019 decreased from $423,000 during the same period in 2018 to $318,000, a 24.8% decrease resulting from a temporary decrease in sales to its two largest customers. The Company expects AMS sales for the remaining nine months of 2019 to improve over the first quarter trend relatively to 2018.  2019 first quarter IKONICS Imaging sales of $1.1 million were $131,000, or 10.7%, lower than the sales for the first three months of 2018 mainly due to lower equipment sales.  Equipment sales in 2018 were positively impacted by the timing of first quarter trade shows while the 2019 sales benefit from these trade shows will not occur until the second quarter.  Partially offsetting these sales decreases, DTX sales increased from $89,000 in the first quarter of 2018 to $93,000 in the first quarter of 2019, a 4.6% increase.

Gross Profit.  Gross profit was $1.0 million, or 28.6% of sales, in the first quarter of 2019 compared to $1.4 million, or 33.5% of sales, for the same period in 2018.  Lower sales volumes negatively impacted the 2019 first quarter AMS gross margin which decreased from 6.5% in first quarter of 2018 to negative 9.0% this quarter.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin. Lower sales volumes also unfavorably impacted both the Chromaline and IKONICS Imaging 2019 gross margin compared to the same period in 2018.  The DTX gross margin for the first three months of 2019 was 63.3% compared to 71.4% for the first quarter of 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.4 million, or 39.2% of sales, in the first quarter of 2019 compared to $1.4 million, or 33.1% of sales, for the same period in 2018.  Selling, general and administrative expenses for the first quarter of 2019 were similar to first quarter of 2018, however, the percentage of expense as it relates to sales increased in 2019 due to lower sales.

Research and Development Expenses.  Research and development expenses during the first quarter of 2019 were $179,000, or 5.1% of sales, versus $154,000, or 3.8%, of sales for the same period in 2018.  The 2019 first quarter increase is related to additional staffing and production trial expenses.

Interest Expense.  Interest expense for the first three months of 2019 was $22,000 compared to interest expense of $20,000 during the first three months of 2018.  The interest expense is related to a $3.4 million financing agreement the Company entered to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers.

Income Taxes.  For the first three months of 2019, the Company realized an income tax benefit of $103,000, or an effective rate of 18.4%,  compared to a benefit of  $20,000, or an effective tax of 13.5% for the three months ended March 31, 2018.  The primary driver of the change in the Company’s effective tax rate is attributable to an increase in the tax benefit related to tax credits proportionate to pre-tax book loss as compared to the prior year's reporting period.  The income tax provision for the 2019 and 2018 periods differ from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $617,000 and $1.6 million at March 31, 2019 and December 31, 2018, respectively.  Operating activities used $618,000 in cash during the first three months of 2019 compared to providing $113,000 of cash used in operating activities during the same period in 2018.  Cash provided by (used in) operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2019, trade receivables decreased $394,000 from lower sales.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $794,000 due to higher finished goods and raw material levels as the Company is ramping up inventory levels to meet demand for the remainder of 2019 in addition to lower than expected first quarter sales.  Prepaid expenses and other assets decreased by $116,000, reflecting a decrease in a receivable related to the reimbursement of  2018 medical insurance costs that the Company received from its stop-loss insurance carrier.   Accounts payable increased by $213,000 due to the timing of vendor payments.  Accrued expenses decreased by $147,000, reflecting the timing of compensation payments while income taxes receivable increased by $110,000 due to the recognition of the 2019 first quarter tax benefit.

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

During the first three months of 2019, cash used in investing activities was $352,000.  Six certificates of deposits totaling $1.5 million matured during the first three months of 2019.  The Company purchased seven certificates of deposits totaling $1.7 million.  The Company’s purchases of property and equipment of $117,000 were mainly for improvements to production and process capabilities and to replace two vehicles.  The Company received $12,000 in proceeds from the sale of two vehicles.  Also, during the first three months of 2019, the Company incurred $3,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

Related to the Company’s loan, the Company made principal payments of $35,000 and $36,000 during the first three months of 2019 and 2018, respectively.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on June 30, 2019 if not renewed.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2019 or 2018, and there were no borrowings outstanding as of March 31, 2019 and December 31, 2018.  There are no financial covenants related to the line of credit.

The Company believes that current financial resources, its line of credit, cash generated from operations and secured through debt financing, and short-term investments, along with the Company’s capacity for additional debt and/or equity financing will be sufficient to fund current and anticipated business operations.  The Company also believes that it is unlikely that a decrease in demand for the Company’s products would impair the Company’s ability to fund operations given its excess cash and available line of credit which it expects to renew once the existing line of credit expires.

Capital Expenditures

Through the first three months of 2019, the Company incurred $117,000 of capital expenditures mainly for improvements to production and process capabilities and to replace two vehicles.

The Company expects additional capital expenditures in 2019 of approximately $460,000 including improvements to the Company's coating capabilities, process improvements and information technology upgrades.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 23% sales during the first three months of  2019 compared to 29% of total sales during the first three months of 2018.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of March 31, 2019.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2019 or 2018.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

Despite lower first quarter sales in  2019, the Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  In anticipation of this growing business, the Company increased its AMS capacity with a 27,300 square foot expansion at its Morgan Park site in 2016.

The Company is also continuing to pursue DTX-related business initiatives.  In addition to making efforts towards growing the inkjet technology business, the Company offers a range of products for creating texture surfaces and has introduced a fluid for use in prototyping.  The Company is currently working on production improvements as part of its joint development agreement with AKK, a German manufacturer of high quality printers, to enhance its customer offerings.  The Company has been awarded European, Japanese, and United States patents on its DTX technologies.  The Company has also modified its DTX technology to facilitate entry into the market for prototyping.

Both the Chromaline and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that the Company believes will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Early in 2019 the Company introduced its new IKONART™ product to positive reviews.  IKONART™ provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

Other future activities undertaken to expand the Company’s business may include acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

Recent Accounting Pronouncements

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company adopted ASU No. 2016-02 as of January 1, 2019.  The adoption of this standard did not have a material impact on its financial statements.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019:

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

IKONICS CORPORATION

DATE: May 13, 2019	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance