Form 10-Q
period 2019-06-30
IKONICS CORP
filed 2019-08-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

(218) 628-2217

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.10 per share	IKNX	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,980,811 shares outstanding as of August 1, 2019.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$297,186	$1,623,137
Short-term investments	2,940,000	2,695,000
Trade receivables, less allowance of $53,000 in 2019 and 2018	2,223,445	2,215,215
Inventories	2,512,249	2,046,588
Prepaid expenses and other assets	262,325	375,362
Income taxes receivable	185,219	2,768
Total current assets	8,420,424	8,958,070

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,500,429	9,500,429
Machinery and equipment	5,132,719	4,964,816
Office equipment	1,565,456	1,559,728
Vehicles	245,674	245,679
	16,444,278	16,270,652
Less accumulated depreciation	(8,457,143)	(8,185,910)
Total property, plant and equipment at cost, net	7,987,135	8,084,742

INTANGIBLE ASSETS, less accumulated amortization of $168,488 in 2019 and $149,740 in 2018	292,380	376,406
Total assets	$16,699,939	$17,419,218

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$131,385	$129,282
Accounts payable	533,424	647,528
Accrued compensation	331,334	366,900
Other accrued liabilities	242,284	159,821
Total current liabilities	1,238,427	1,303,531

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,755,353	2,821,657
Deferred income taxes	183,000	183,000
Total long-term liabilities	2,938,353	3,004,657
Total liabilities	4,176,780	4,308,188
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—

Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,980,811 shares in 2019 and 1,983,553 in 2018.	198,081	198,355
Additional paid-in-capital	2,723,099	2,723,024
Retained earnings	9,601,979	10,189,651
Total stockholders' equity	12,523,159	13,111,030
Total liabilities and stockholders' equity	$16,699,939	$17,419,218

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET SALES	$4,596,411	$4,634,177	$8,125,102	$8,705,655

COST OF GOODS SOLD	3,167,982	2,971,862	5,687,554	5,680,921

GROSS PROFIT	1,428,429	1,662,315	2,437,548	3,024,734

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,338,861	1,308,963	2,720,826	2,657,946

RESEARCH AND DEVELOPMENT EXPENSES	270,465	156,472	449,307	310,548

(LOSS) INCOME FROM OPERATIONS	(180,897)	196,880	(732,585)	56,240

INTEREST EXPENSE	(22,515)	(23,807)	(44,790)	(43,742)

OTHER	17,303	11,805	33,497	21,226

(LOSS) INCOME BEFORE INCOME TAXES	(186,109)	184,878	(743,878)	33,724

INCOME TAX (BENEFIT) EXPENSE	(70,398)	39,542	(173,136)	19,126

NET (LOSS) INCOME	$(115,711)	$145,336	$(570,742)	$14,598

(LOSS) INCOME PER COMMON SHARE
Basic	$(0.06)	$0.07	$(0.29)	$0.01
Diluted	$(0.06)	$0.07	$(0.29)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,982,275	1,983,553	1,982,910	1,983,553
Diluted	1,982,275	1,983,553	1,982,910	1,983,553

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (unaudited)

For the three months ended June 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT MARCH 31, 2019	1,983,553	$198,355	$2,724,944	$9,734,620	$12,657,919

Net loss	—	—	—	(115,711)	(115,711)
Common stock repurchased	(2,742)	(274)	(3,765)	(16,930)	(20,969)
Stock based compensation	—	—	1,920	—	1,920

BALANCE AT JUNE 30, 2019	1,980,811	$198,081	$2,723,099	$9,601,979	$12,523,159

For the three months ended June 30, 2018:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT MARCH 31, 2018	1,983,553	$198,355	$2,712,283	$9,919,448	$12,830,086

Net income	—	—	—	145,336	145,336
Stock based compensation	—	—	3,580	—	3,580

BALANCE AT JUNE 30, 2018	1,983,553	$198,355	$2,715,863	$10,064,784	$12,979,002

For the six months ended June 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

Net loss	—	—	—	(570,742)	(570,742)
Common stock repurchased	(2,742)	(274)	(3,765)	(16,930)	(20,969)
Stock based compensation	—	—	3,840	—	3,840

BALANCE AT JUNE 30, 2019	1,980,811	$198,081	$2,723,099	$9,601,979	$12,523,159

For the six months ended June 30, 2018:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2017	1,983,553	$198,355	$2,709,390	$10,050,186	$12,957,931

Net income	—	—	—	14,598	14,598
Stock based compensation	—	—	6,473	—	6,473

BALANCE AT JUNE 30, 2018	1,983,553	$198,355	$2,715,863	$10,064,784	$12,979,002

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(570,742)	$14,598
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	321,062	395,787
Amortization	24,308	18,615
Stock based compensation	3,840	6,473
Net gain on sale and disposal of property and equipment	(8,481)	—
Deferred income taxes	—	12,839
Loss on intangible asset abandonment	71,600	—
Changes in working capital components:
Trade receivables	(8,230)	321,347
Inventories	(465,661)	(385,481)
Prepaid expenses and other assets	113,037	(16,184)
Income tax receivable	(182,451)	(1,365)
Accounts payable	(114,104)	508,323
Accrued expenses	46,897	2,962
Net cash (used in) provided by operating activities	(768,925)	877,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(230,570)	(324,392)
Proceeds from sales of property and equipment	15,596	—
Purchases of intangibles assets	(6,322)	(32,354)
Purchases of short-term investments	(3,185,000)	(2,920,000)
Proceeds on sale of short-term investments	2,940,000	2,895,000
Net cash used in investing activities	(466,296)	(381,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(69,761)	(70,040)
Repurchase of common stock	(20,969)	—
Net cash used in financing activities	(90,730)	(70,040)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,325,951)	426,128

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,623,137	929,700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$297,186	$1,355,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$39,812	$36,711
Cash paid for income taxes, net	$9,315	$7,652

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2019, and the related condensed statements of operations for the three and six months ended June 30, 2019 and 2018, the condensed statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018, and condensed cash flows for the six months ended June 30, 2019 and 2018, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2019, and the results of operations and cash flows for all periods presented.

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

The Company’s $2.9 million of short-term investments at June 30, 2019 is comprised of 12 fully insured certificates of deposit with original maturities ranging from five to six months and interest rates ranging from 2.25% to 2.40%

3.	Inventories

The major components of inventories are as follows:

	Jun 30, 2019	Dec 31, 2018

Raw materials	$1,794,771	$1,767,458
Work-in-progress	449,081	370,075
Finished goods	1,596,497	1,196,516
Reduction to LIFO cost	(1,328,100)	(1,287,461)

Total Inventories	$2,512,249	$2,046,588

4.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Jun 30, 2019	Jun 30, 2018

Weighted average common shares outstanding	1,982,275	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,982,275	1,983,553

	Six Months Ended
	Jun 30, 2019	Jun 30, 2018

Weighted average common shares outstanding	1,982,910	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,982,910	1,983,553

If the Company was in a net income position for the three and six months ended June 30, 2019, all 16,000 options outstanding with a weighted average exercise price of $12.17 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

For the three and six months ended June 30, 2018, options to purchase all 18,000 shares of common stock with a weighted average exercise price of $13.22 were outstanding but were excluded from the computation of common shares equivalent because they were anti-dilutive.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock-Based Compensation

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock.  Of those shares, 16,000 were subject to outstanding options as of June 30, 2019.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 750 outstanding options granted under the 1995 were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool bringing the number of shares of common stock available for future awards under the 2019 Plan to 102,907.  As of June 30, 2019 no awards have been granted under the 2019 Plan.

The Company charged compensation cost of approximately $1,900 against income for the three months ended June 30, 2019 and approximately $3,600 for the three months ended June 30, 2018.  For the first six months of 2019, the Company charged compensation cost of approximately $3,800 and approximately $6,500 for the same period in 2018.  As of June 30, 2019, there was approximately $8,800 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

 No stock options were exercised during the six months ended June 30, 2019  or June 30, 2018.

There were no options granted during the six months ended June 30, 2019.  During the six months ended June 30, 2018, 2,750 options were granted.  The fair value of options granted during the six months ended June 30, 2018 was estimated using the Black Scholes option pricing model with the following assumptions:

2018
Dividend yield	0
Expected volatility	40.0%
Expected life of option (years)	5
Risk-free interest rate	2.8%
Fair value of each option on grant date	$3.38

Stock option activity during the six months ended June 30, 2019 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2019	18,000	$13.22
Granted	—	—
Exercised	—	—
Expired and forfeited	(2,000)	21.69
Outstanding at June 30, 2019	16,000	$12.17
Exercisable at June 30, 2019	13,415	$12.83

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2019 was $0.

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,107,116	$958,128	$112,601	$418,566	$—	$4,596,411
Cost of goods sold	2,280,224	501,006	51,547	335,205	—	3,167,982
Gross profit	826,892	457,122	61,054	83,361	—	1,428,429
Selling general and administrative*	467,091	248,050	34,761	88,362	500,597	1,338,861
Research and development*	—	—	—	—	270,465	270,465
Income (loss) from operations	$359,801	$209,072	$26,293	$(5,001)	$(771,062)	$(180,897)

For the three months ended June 30, 2018:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,099,892	$968,933	$94,322	$471,030	$—	$4,634,177
Cost of goods sold	2,037,949	509,613	33,612	390,688	—	2,971,862
Gross profit	1,061,943	459,320	60,710	80,342	—	1,662,315
Selling general and administrative*	441,393	244,633	32,596	97,477	492,864	1,308,963
Research and development*	—	—	—	—	156,472	156,472
Income (loss) from operations	$620,550	$214,687	$28,114	$(17,135)	$(649,336)	$196,880

For the six months ended June 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,136,457	$2,046,934	$205,361	$736,350	$—	$8,125,102
Cost of goods sold	3,833,834	1,086,510	85,593	681,617	—	5,687,554
Gross profit	1,302,623	960,424	119,768	54,733	—	2,437,548
Selling general and administrative*	912,094	570,503	69,366	176,510	992,353	2,720,826
Research and development*	—	—	—	—	449,307	449,307
Income (loss) from operations	$390,529	$389,921	$50,402	$(121,777)	$(1,441,660)	$(732,585)

For the six months ended June 30, 2018:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,440,702	$2,188,281	$182,988	$893,684	$—	$8,705,655
Cost of goods sold	3,702,827	1,133,224	59,004	785,866	—	5,680,921
Gross profit	1,737,875	1,055,057	123,984	107,818	—	3,024,734
Selling general and administrative*	866,722	529,658	67,448	182,260	1,011,858	2,657,946
Research and development*	—	—	—	—	310,548	310,548
Income (loss) from operations	$871,153	$525,399	$56,536	$(74,442)	$(1,322,406)	$56,240

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of June 30, 2019 and December 31, 2018 were as follows:

	Jun 30, 2019	Dec 31, 2018

Chromaline	$1,568,512	$1,550,411
IKONICS Imaging	323,741	360,551
DTX	26,559	15,692
AMS	298,714	331,708
Unallocated	5,919	(43,147)

Total	$2,223,445	$2,215,215

7.	Income Taxes

The Company recorded its interim provision for income taxes by applying the estimated annual effective tax rate to the year-to-date pre-tax income (loss) and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation, amortization, and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. The provision for income taxes (benefits) included current federal and state income tax expense (benefit), as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended June 30, 2019 is a benefit of 37.8%, compared to expense of 21.4% for the three months ended June 30, 2018. The primary driver of the increase in the effective tax rate is the quarterly loss as compared to income for the same period last year. The Company recorded an income tax benefit of $70,000 and an income tax expense of $40,000 for the three months ended June 30, 2019 and 2018, respectively.

The effective tax rate for the six months ended June 30, 2019 is a benefit of 23.3%, compared to expense of 56.7% for the six months ended June 30, 2018. The primary driver of the decrease in our effective tax rate is the year-to-date loss as compared to income for the same period last year. We recorded an income tax benefit of $173,000 and an income tax expense of $19,000 for the six months ended June 30, 2019 and 2018, respectively.

The income tax provision for the 2019 and 2018 periods differ from the expected tax benefit due to unfavorable non-deductible items and generation of research and development credits.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely-than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2019 the Company has no unrecognized tax benefits.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2019 and first six months of 2019, as well as the same periods of 2018.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first six months of 2019 compared to 28% for the first six months of 2018.

Results of Operations

Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018

Sales.  The Company’s 2019 second quarter sales of $4.6 million were $38,000, or 0.8%, lower than the 2018 second quarter sales of $4.6 million.  AMS second quarter 2019 sales of $419,000 decreased by 11.1% from second quarter 2018 sales of $471,000 due to lower sales to its two largest customers.  2019 second quarter IKONICS Imaging sales of $958,000 were $11,000, or 1.1%, lower than the sales for the same period in 2018 as equipment sales continue to lag behind 2018.  Partially offsetting these sales decreases, DTX had improved film sales, increasing from $94,000 in the second quarter of 2018 to $113,000 in the second quarter of 2019, a 19.4% increase.  Chromaline sales for the second quarter of 2019 were similar to the same period last year at $3.1 million.

Gross Profit.  Gross profit was $1.4 million, or 31.1% of sales, in the second quarter of 2019 compared to $1.7 million, or 35.9% of sales, for the same period in 2018.  The Chromaline gross margin decrease from 34.3% in the second quarter of 2018 to 26.6% for the second quarter of 2019 was due to a less favorable sales mix as an increase in lower margin sales into Asia were offset by a decrease in higher margin domestic sales.  An increase in certain raw material pricing also unfavorably impacted the gross margin for some Chromaline emulsion products.  The DTX gross margin for the second quarter of 2019 was also lower at 54.2% compared to 64.4% for the same period in 2018.  Despite lower sales volumes, the AMS gross margin improved to 19.9% in the second quarter of 2019, up from 17.1% in the second quarter of 2018 as a result of lower costs in 2019.  The IKONICS Imaging 2019 second quarter margin of 47.7% was similar to the second quarter 2018 gross margin of 47.4%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 29.1% of sales, in the second quarter of 2019 compared to $1.3 million, or 28.2% of sales, for the same period in 2018.  Selling, general and administrative expenses for the second quarter of 2019 increased primarily due to higher medical insurance expenses.

Research and Development Expenses.  Research and development expenses during the second quarter of 2019 were $270,000, or 5.9% of sales, versus $156,000, or 3.4%, of sales for the same period in 2018.  The 2019 second quarter increase is related to additional research and development staffing expenses.  Additionally, legal and patent expenses in the second quarter of 2019 increased due to the write off of patent application costs of $72,000 that were previously recorded as an asset, as the Company determined that it would no longer continue to pursue those patent applications.

Interest Expense.  Interest expense for the second quarter of 2019 was $23,000 compared to interest expense of $24,000 during the second quarter of 2018.

Income Taxes.  For the second quarter of 2019, the Company realized an income tax benefit of $70,000, or an effective rate of 37.8%, compared to expense of $40,000, or an effective tax of 21.4% for the three months ended June 30, 2018.  The primary driver of the change in the Company's effective tax rate is the quarterly loss as compared to income for the same period last year.  The income tax provision for the 2019 and 2018 periods differ from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Sales.  The Company’s 2019 first half sales of $8.1 million were 6.7% lower than the 2018 first half sales of $8.7 million.  Chromaline sales for the first six months of 2019 decreased by $304,000, or 5.6%, compared to the same period last year.  Chromaline 2019 first half sales were adversely affected by cold weather shipping constraints in the first quarter since its emulsion products are not freeze-thaw stable.  AMS sales for the first six months of 2019 decreased from $894,000 during the same period in 2018 to $736,000, a 17.6% decrease resulting from a decrease in sales to its two largest customers.  IKONICS Imaging sales for the first six months of 2019 were $2.0 million, $141,000, or 6.5%, lower than the sales for the first half of 2018 mainly due to lower equipment and film sales.    Partially offsetting these sales decreases, DTX sales increased from $183,000 in the first half of 2018 to $205,000 in the first half of 2019, a 12.2% increase resulting from increased film sales.

Gross Profit.  Gross profit was $2.4 million, or 30.0% of sales, in the first half of 2019 compared to $3.0 million, or 34.7% of sales, for the same period in 2018. The Chromaline gross margin decreased from 31.9% in the first half of 2018 to 25.4% for the first six months of 2019 due to a decrease in higher margins sales in the United States which were partially offset by an increase in lower margin sales into Asia.  The Chromaline gross margin in the first half of 2019 was also unfavorably impacted by an increase in certain raw material pricing for some emulsion products along with higher manufacturing costs.  Lower sales volumes negatively impacted the 2019 first half AMS gross margin which decreased from 12.1% in first half of 2018 to 7.4% for the first six months of 2019.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2019 AMS margin decrease due to lower sales volumes was partially mitigated by overall lower costs in 2019.  For the first six months of 2019, the IKONICS Imaging gross margin was 46.9% compared to 48.2% for the same period in 2018 while the DTX gross margin for the first six months of 2019 was 58.3% versus 67.8% for the same period last year.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.7 million, or 33.5% of sales, in the first half of 2019 compared to $2.7 million, or 30.5% of sales, for the same period in 2018.  Selling, general and administrative expenses for the first six months of 2019 increased primarily due to higher health insurance costs.   Additionally, the increase in the percentage of expense as it relates to sales increased in 2019 versus 2018 for the first six months due to lower sales in 2019.

Research and Development Expenses.  Research and development expenses during the first six months of 2019 were $449,000, or 5.5% of sales, versus $311,000, or 3.6%, of sales for the same period in 2018.  The increase for the first half of 2019 is related to additional research and development staffing expenses.  Additionally, legal and patent expenses in the first half of 2019 increased due to the write off of patent application costs that were previously recorded as an asset as the Company determined that it would no longer continue to pursue those patent applications.

Interest Expense.  Interest expense for the first six months of 2019 was $45,000 compared to interest expense of $44,000 during the first six months of 2018.

Income Taxes.
For the first six months of 2019, the Company realized an income tax benefit of $173,000, or an effective rate of 23.3%, compared to expense of $19,000, or an effective tax of 56.7% for the six months ended June 30, 2018.  The primary driver of the decrease in our effective tax rate is the year-to-date loss as compared to income for the same period last year.  The income tax provision for the 2019 and 2018 periods differ from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $297,000 and $1.6 million at June 30, 2019 and December 31, 2018, respectively.  Operating activities used $769,000 in cash during the first six months of 2019 compared to providing $878,000 of cash used in operating activities during the same period in 2018.  Cash provided by (used in) operating activities is primarily the result of net income (losses) adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2019, trade receivables increased $8,000.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $466,000 due to higher finished goods and raw material levels as the Company is ramping up inventory levels to meet demand for the remainder of 2019 in addition to lower than expected sales for the first half of 2019.  Prepaid expenses and other assets decreased by $113,000, reflecting a decrease in a receivable related to the reimbursement of 2018 medical insurance costs that the Company received from its stop-loss insurance carrier.   Accounts payable decreased by $114,000 due to the timing of vendor payments.  Accrued expenses increased by $47,000, reflecting the timing of compensation payments while income taxes receivable increased by $182,000 due to the recognition of the 2019 first six month tax benefit.

During the first six months of 2018, the timing of collections resulted in a $321,000 decrease in trade receivables.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $385,000 due to higher raw material and finished goods levels.  Prepaid expenses and other assets increased by $16,000, reflecting prepayments on inventory items which were not received by the Company until the third quarter of 2018.  Accounts payable increased by $508,000 due to the timing of vendor payments for large raw materials purchases.  Accrued expenses increased by $3,000, reflecting the timing of compensation payments while income taxes receivable increased by $1,000 due to the timing of estimated tax payments compared to the calculated 2018 tax liability.

During the first six months of 2019, cash used in investing activities was $466,000.  Twelve certificates of deposits totaling $2.9 million matured during the first six months of 2019.  The Company purchased thirteen certificates of deposits totaling $3.2 million.  The Company’s purchases of property and equipment of $231,000 were mainly for improvements to production and process capabilities and to replace two vehicles.  The Company received $16,000 in proceeds from the sale of two vehicles and equipment.  Also, during the first six months of 2019, the Company incurred $6,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

Related to the Company’s loan, the Company made principal payments of $70,000 during the first six months of 2019 and 2018.  During the first six months of 2019, Company repurchased 2,742 shares of its own stock for $21,000.

A bank line of credit providing for borrowings of up to $2,050,000 expired on June 30, 2019.  The line of credit was renewed and will expire on August 30, 2021.  The new line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2019 or 2018, and there were no borrowings outstanding as of June 30, 2019 or December 31, 2018.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first six months of 2019, the Company incurred $231,000 of capital expenditures mainly for improvements to production and process capabilities and to replace two vehicles.

The Company expects additional capital expenditures in 2019 of approximately $346,000 including improvements to the Company's coating capabilities, process improvements and information technology upgrades.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first six months of 2019 compared to 28% of total sales during the first six months of 2018.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of June 30, 2019.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2019 or 2018.

Future Outlook

IKONICS has spent an average of approximately 4.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

Despite lower sales for the first half of 2019, the Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.

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

Both the Chromaline and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that the Company believes will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Early in 2019 the Company introduced its new IKONART™ product to positive reviews and is generating sales.  IKONART™ provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made this challenging.

Other future activities undertaken to expand the Company’s business may include strategic partnerships, acquisitions, building improvements, equipment additions, new product development and marketing opportunities.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first six months of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares as indicated in the table below during the second quarter of 2019(1):

(c) Total Number of
Shares Purchased
			as	(d) Maximum Number
	(a) Total Number	(b) Average	Part of Publicly	of Shares that May
	of	Price	Announced Plans	Yet Be Purchased Under
	Shares Purchased	Paid per Share	or Programs	The Plans or Programs
April 1, 2019 through April 30, 2019…………	—	$—	—	—
May 1, 2019 through May 31, 2019…………	2,189	$7.62	2,189	97,811
June 1, 2019 through June 30, 2019………..	553	$7.76	553	97,258

(1) In 2017, the Company’s board of directors had authorized the repurchase of 100,000 shares of common stock.   A total of 33,500 shares have been repurchased under this program in prior years.  On April 29, 2019 the Company' board of directors approved an additional repurchase authorization of 33,500 shares of the Company's common stock bringing the total repurchase authorization to 100,000 shares of common.  A total of 36,242 shares have been repurchased under this program including the 2,742 share repurchased during the second quarter of 2019.  The plan allows for an additional 97,258 share to be repurchased.  The share repurchase authorizations do not have an expiration date.

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019:

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

IKONICS CORPORATION

DATE: August 13, 2019	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance