Form 10-Q
period 2019-09-30
IKONICS CORP
filed 2019-11-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,976,354 shares outstanding as of November 1, 2019.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$758,739	$1,623,137
Short-term investments	2,450,000	2,695,000
Trade receivables, less allowance of $53,000 in 2019 and 2018	2,211,440	2,215,215
Inventories	2,573,441	2,046,588
Prepaid expenses and other assets	952,854	375,362
Income taxes receivable	—	2,768
Total current assets	8,946,474	8,958,070

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,503,733	9,500,429
Machinery and equipment	5,192,854	4,964,816
Office equipment	1,604,981	1,559,728
Vehicles	245,674	245,679
	16,547,242	16,270,652
Less accumulated depreciation	(8,612,986)	(8,185,910)
Total property, plant and equipment at cost, net	7,934,256	8,084,742

INTANGIBLE ASSETS, less accumulated amortization of $175,049 in 2019 and $149,740 in 2018	281,504	376,406
Total assets	$17,162,234	$17,419,218

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$132,458	$129,282
Accounts payable	772,520	647,528
Accrued compensation	256,426	366,900
Other accrued liabilities	944,489	159,821
Total current liabilities	2,105,893	1,303,531

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,722,063	2,821,657
Deferred income taxes	—	183,000
Total long-term liabilities	2,722,063	3,004,657
Total liabilities	4,827,956	4,308,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—

Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,976,354 shares in 2019 and 1,983,553 in 2018.	197,635	198,355
Additional paid-in-capital	2,719,471	2,723,024
Retained earnings	9,417,172	10,189,651
Total stockholders' equity	12,334,278	13,111,030
Total liabilities and stockholders' equity	$17,162,234	$17,419,218

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET SALES	$4,530,361	$4,651,358	$12,655,463	$13,357,013

COST OF GOODS SOLD	3,118,299	3,124,539	8,805,853	8,805,460

GROSS PROFIT	1,412,062	1,526,819	3,849,610	4,551,553

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,347,404	1,368,845	4,068,230	4,026,791

RESEARCH AND DEVELOPMENT EXPENSES	218,467	179,915	667,774	490,463

(LOSS) INCOME FROM OPERATIONS	(153,809)	(21,941)	(886,394)	34,299

INTEREST EXPENSE	(22,799)	(23,298)	(67,589)	(67,040)

OTHER INCOME	16,225	13,760	49,722	34,986

(LOSS) INCOME BEFORE INCOME TAXES	(160,383)	(31,479)	(904,261)	2,245

INCOME TAX EXPENSE (BENEFIT)	2,361	(6,727)	(170,775)	12,399

NET LOSS	$(162,744)	$(24,752)	$(733,486)	$(10,154)

LOSS PER COMMON SHARE
Basic	$(0.08)	$(0.01)	$(0.37)	$(0.01)
Diluted	$(0.08)	$(0.01)	$(0.37)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,978,926	1,983,553	1,981,568	1,983,553
Diluted	1,978,926	1,983,553	1,981,568	1,983,553

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018 (unaudited)

For the three months ended September 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT JUNE 30, 2019	1,980,811	$198,081	$2,723,099	$9,601,979	$12,523,159

Net loss	—	—	—	(162,744)	(162,744)
Common stock repurchased	(4,457)	(446)	(6,118)	(22,063)	(28,627)
Stock based compensation	—	—	2,490	—	2,490

BALANCE AT SEPTEMBER 30, 2019	1,976,354	$197,635	$2,719,471	$9,417,172	$12,334,278

For the three months ended September 30, 2018:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT JUNE 30, 2018	1,983,553	$198,355	$2,715,863	$10,064,784	$12,979,002

Net loss	—	—	—	(24,752)	(24,752)
Stock based compensation	—	—	3,581	—	3,581

BALANCE AT SEPTEMBER 30, 2018	1,983,553	$198,355	$2,719,444	$10,040,032	$12,957,831

For the nine months ended September 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

Net loss	—	—	—	(733,486)	(733,486)
Common stock repurchased	(7,199)	(720)	(9,883)	(38,993)	(49,596)
Stock based compensation	—	—	6,330	—	6,330

BALANCE AT SEPTEMBER 30, 2019	1,976,354	$197,635	$2,719,471	$9,417,172	$12,334,278

For the nine months ended September 30, 2018:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2017	1,983,553	$198,355	$2,709,390	$10,050,186	$12,957,931

Net loss	—	—	—	(10,154)	(10,154)
Stock based compensation	—	—	10,054	—	10,054

BALANCE AT SEPTEMBER 30, 2018	1,983,553	$198,355	$2,719,444	$10,040,032	$12,957,831

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,486)	$(10,154)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	476,906	587,836
Amortization	33,662	27,463
Stock based compensation	6,330	10,054
Net gain on sale and disposal of property and equipment	(8,481)	—
Deferred income taxes	(183,000)	12,839
Loss on intangible asset abandonment	87,122	—
Changes in working capital components:
Trade receivables	3,775	214,519
Inventories	(526,853)	(184,825)
Prepaid expenses and other assets	(577,492)	(42,328)
Income tax receivable	2,768	(8,092)
Accounts payable	124,992	389,156
Accrued expenses	674,194	74,593
Net cash (used in) provided by operating activities	(619,563)	1,071,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(333,535)	(501,295)
Proceeds from sales of property and equipment	15,596	—
Purchases of intangibles assets	(17,528)	(36,289)
Purchases of short-term investments	(4,165,000)	(4,145,000)
Proceeds on sale of short-term investments	4,410,000	4,345,000
Net cash used in investing activities	(90,467)	(337,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(104,772)	(103,452)
Repurchase of common stock	(49,596)	—
Net cash used in financing activities	(154,368)	(103,452)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(864,398)	630,025

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,623,137	929,700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$758,739	$1,559,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$59,889	$58,084
Cash paid for income taxes, net	$9,457	$7,652

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2019, and the related condensed statements of operations for the three and nine months ended September 30, 2019 and 2018, the condensed statements of stockholders' equity for the three and nine months ended September 30, 2019 and 2018, and condensed cash flows for the nine months ended September 30, 2019 and 2018, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2019, and the results of operations and cash flows for all periods presented.

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

The Company has evaluated subsequent events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.

2.	Short-Term Investments

The Company’s $2.5 million of short-term investments at September 30, 2019 is comprised of 10 fully insured certificates of deposit with original maturities ranging from four to six months and interest rates ranging from 1.85% to 2.40%

3.	Inventories

The major components of inventories as of September 30, 2019 and December 31, 2018 were as follows:

	Sep 30, 2019	Dec 31, 2018

Raw materials	$1,747,952	$1,767,458
Work-in-progress	424,893	370,075
Finished goods	1,748,707	1,196,516
Reduction to LIFO cost	(1,348,111)	(1,287,461)

Total Inventories	$2,573,441	$2,046,588

4.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2019	Sep 30, 2018

Weighted average common shares outstanding	1,978,926	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,978,926	1,983,553

	Nine Months Ended
	Sep 30, 2019	Sep 30, 2018

Weighted average common shares outstanding	1,981,568	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,981,568	1,983,553

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

If the Company was in a net income position for the three months ended September 30, 2019, all 19,250 options outstanding with a weighted average exercise price of $11.32 would have remained excluded from the computation of weighted average common and common equivalent shares outstanding as the options were anti-dilutive.  If the Company was in a net income position for the nine months ended September 30, 2019, 3,250 options outstanding with a weighted exercise price of $7.15, would have been included in the computation of weighted average common and common equivalent shares outstanding as the options were dilutive while 16,000 options outstanding with a weighted average exercise price of $12.17 would have remained excluded from the computation of weighted average common and common equivalent shares outstanding as the options were anti-dilutive.

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

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock.  Of those shares, 16,000 were subject to outstanding options as of September 30, 2019.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 750 outstanding options granted under the 1995 were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool bringing the number of shares of common stock available for future awards under the 2019 Plan to 102,907.  As of September 30, 2019, 3,250 options have been granted under the 2019 Plan.

The Company charged compensation cost of approximately $2,500 against the loss for the three months ended September 30, 2019 and approximately $3,600 for the three months ended September 30, 2018.  For the first nine months of 2019, the Company charged compensation cost of approximately $6,300 and approximately $10,100 for the same period in 2018.  As of September 30, 2019, there was approximately $14,600 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

 No stock options were exercised during the nine months ended September 30, 2019 or September 30, 2018.

There were 3,250 options granted during the nine months ended September 30, 2019.  During the nine months ended September 30, 2018, 2,750 options were granted.  The fair value of options granted during the nine months ended September 30, 2019 and 2018 was estimated using the Black Scholes option pricing model with the following assumptions:

	2019	2018
Dividend yield	0	0
Expected volatility	37.5%	40.0%
Expected life of option (years)	5	5
Risk-free interest rate	1.7%	2.8%
Fair value of each option on grant date	$2.53	$3.38

Stock option activity during the nine months ended September 30, 2019 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2019	18,000	$13.22
Granted	3,250	7.15
Exercised	—	—
Expired and forfeited	(2,000)	21.69
Outstanding at September 30, 2019	19,250	$11.32
Exercisable at September 30, 2019	13,415	$12.83

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2019 was $0.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Chromaline, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Chromaline sells screen printing film, emulsions, and inkjet receptive film primarily to distributors and some end users.  IKONICS Imaging sells photo resistant film, art supplies, glass, and related abrasive etching equipment to both end users and distributors.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Prior to 2019, the Company had one additional business segment called Export.  Export was primarily responsible for both Chromaline and IKONICS Imaging sales outside of the United States and Canada.  Chromaline products sold within the United States and Canada prior to 2019 were included in a segment called Domestic.  To better reflect how the Company manages these businesses, beginning in 2019, the Export segment was eliminated.  Sales previously recorded in the Export segment are now included in either the Chromaline or IKONICS Imaging segments, respectively.  Both the 2019 and 2018 financial information reflect the new reportable segments.   The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables which are allocated based on the previous segmentation.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,869,664	$1,117,209	$84,661	$458,827	$—	$4,530,361
Cost of goods sold	2,115,702	628,325	31,217	343,055	—	3,118,299
Gross profit	753,962	488,884	53,444	115,772	—	1,412,062
Selling general and administrative*	452,592	248,780	41,866	89,597	514,569	1,347,404
Research and development*	—	—	—	—	218,467	218,467
Income (loss) from operations	$301,370	$240,104	$11,578	$26,175	$(733,036)	$(153,809)

For the three months ended September 30, 2018:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,048,495	$975,852	$158,862	$468,149	$—	$4,651,358
Cost of goods sold	2,113,448	560,337	30,279	420,475	—	3,124,539
Gross profit	935,047	415,515	128,583	47,674	—	1,526,819
Selling general and administrative*	469,854	260,025	42,922	91,876	504,168	1,368,845
Research and development*	—	—	—	—	179,915	179,915
Income (loss) from operations	$465,193	$155,490	$85,661	$(44,202)	$(684,083)	$(21,941)

For the nine months ended September 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$8,006,121	$3,164,143	$290,022	$1,195,177	$—	$12,655,463
Cost of goods sold	5,949,536	1,714,835	116,810	1,024,672	—	8,805,853
Gross profit	2,056,585	1,449,308	173,212	170,505	—	3,849,610
Selling general and administrative*	1,364,685	819,284	111,232	266,107	1,506,922	4,068,230
Research and development*	—	—	—	—	667,774	667,774
Income (loss) from operations	$691,900	$630,024	$61,980	$(95,602)	$(2,174,696)	$(886,394)

For the nine months ended September 30, 2018:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$8,489,197	$3,164,133	$341,850	$1,361,833	$—	$13,357,013
Cost of goods sold	5,816,275	1,693,561	89,283	1,206,341	—	8,805,460
Gross profit	2,672,922	1,470,572	252,567	155,492	—	4,551,553
Selling general and administrative*	1,336,575	789,683	110,370	274,136	1,516,027	4,026,791
Research and development*	—	—	—	—	490,463	490,463
Income (loss) from operations	$1,336,347	$680,889	$142,197	$(118,644)	$(2,006,490)	$34,299

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of September 30, 2019 and December 31, 2018 were as follows:

	Sep 30, 2019	Dec 31, 2018

Chromaline	$1,450,035	$1,550,411
IKONICS Imaging	461,897	360,551
DTX	50,100	15,692
AMS	302,080	331,708
Unallocated	(52,672)	(43,147)

Total	$2,211,440	$2,215,215

7.	Income Taxes

The Company records its interim provision for income taxes by applying its estimated annual effective tax rate to the year-to-date pre-tax (loss) income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. The provision for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

The effective tax rate for the three months ended September 30, 2019 was an expense of 1.5%, compared to a benefit of 21.4% for the three months ended September 30, 2018. The primary driver of the change in the Company’s effective tax rate is attributable to an increase in the tax expense relating to the derecognition of the Company's net deferred tax asset of $34,000.  The Company recorded an income tax expense of $2,000 and a benefit of $7,000 for the three months ended September 30, 2019 and 2018, respectively.

The effective tax rate for the nine months ended September 30, 2019 is a benefit of 18.9%, compared to an expense of 552.3% for the nine months ended September 30, 2018. The primary driver of the decrease in the effective tax rate was a result of a year-to-date loss for the current period as compared to income for the same period in 2018. The Company recorded an income tax benefit of $171,000 and an income tax expense of $12,000 for the nine months ended September 30, 2019 and 2018, respectively.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2019 the Company has no unrecognized tax benefits.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of September 30, 2019, an incremental valuation allowance of $34,000 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company is not currently under examination in any jurisdiction. In the event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on its statement of operations.

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

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.  As of September 30, 2019 the Company was not in compliance with he debt service coverage ratio covenant, but has obtained a waiver for the non-compliance.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by it strong working capital including cash, cash equivalents, and short-term investments of $3.2 million along with the Company's $2.0 million available line of credit as of September 30, 2019.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on August 30, 2021 that bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of  2019 or 2018 and there were no borrowings outstanding as of September 30, 2019 or December 31, 2018.  There are no financial covenants related to the line of credit and the Company expects to obtain a similar line of credit when the current line of credit expires.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2019 and first nine months of 2019, as well as the same periods of 2018.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

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

The transaction price for the Company’s products is the invoiced amount.  The Company does not have variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price.  The purchase order pricing in arrangements with customers is deemed to approximate standalone selling price; therefore, the Company does not need to allocate proceeds on a relative standalone selling price allocation between performance obligations.  The Company applies the practical expedient in FASB ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. There are no material obligations that extend beyond one year.

Revenue is recognized when transfer of control occurs as defined by the terms in the customer agreement. The Company immediately recognizes incidental items that are immaterial in the context of the contract.  The Company has also applied the practical expedient in FASB ASC 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements as payment is received at or shortly after the point of sale, generally thirty to ninety days.

The Company estimates returns based on an analysis of historical experience if the right to return products is granted to its customers.  The Company does not record a return asset as non-conforming products are generally not returned.  The Company’s return policy does not vary by geography.  The customer has no rotation or price protection rights.  The Company is not under a warranty obligation except as described below.

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

Sales commissions.  Sales commissions paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction.  The Company has elected to apply the practical expedient provided by FASB ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less.  The Company records these costs in selling, general, and administrative expense.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first nine months of 2019 and 2018.

Results of Operations

Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018

Sales.  The Company’s 2019 third quarter sales of $4.5 million were $121,000, or 2.6%, lower than the 2018 third quarter sales of $4.7 million.  Chromaline third quarter 2019 sales of $2.9 million decreased by 5.9% from third quarter 2018 sales of $3.0 million.  Most of the Chromaline sales decrease is related to lower domestic sales in addition to lower sales in China as tariffs continue to be a drag on the Chinese markets.  DTX 2019 third quarter sales decreased by $74,000, or 46.7%, compared to the same period last year.  DTX third quarter 2018 sales benefitted from an $86,000 film order which occurs approximately every other year.  AMS sales for the third quarter of 2019 where down $9,000, or 2.0%, versus the same period in 2018.  Partially offsetting these sales decreases, IKONICS Imaging 2019 third quarter sales of $1.1 million where $141,000, or 14.5%, higher than the 2018 third quarter sales.  IKONICS Imaging sales during the current year third quarter were favorably impacted by increased film and equipment sales and sales from the Company's recently introduce IKONART™ product.

Gross Profit.  Gross profit was $1.4 million, or 31.2% of sales, in the third quarter of 2019 compared to $1.5 million, or 32.8% of sales, for the same period in 2018.  The Chromaline gross margin decrease from 30.7% in the third quarter of 2018 to 26.3% for the third quarter of 2019 was due to lower sales volumes and a less favorable sales mix as an increase in lower margin sales into Asia were offset by a decrease in higher margin domestic sales.  An increase in certain raw material pricing along with Chinese tariffs has also unfavorably impacted the gross margin for Chromaline products.  The DTX gross margin for the third quarter of 2019 was also lower at 63.1% compared to 80.9% for the same period in 2018 due to a decrease in higher margin film sales.   Despite lower sales volumes, the AMS gross margin improved to 25.2% in the third quarter of 2019, up from 10.2% in the third quarter of 2018 as a result of lower costs in 2019.  Increased sales volume improved the IKONICS Imaging gross margin from 42.6% in the third quarter of 2018 to 43.8% in the third quarter of 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.3 million, or 29.7% of sales, in the third quarter of 2019 compared to $1.4 million, or 29.4% of sales, for the same period in 2018.  Selling, general and administrative expenses for the third quarter of 2019 decreased primarily due to lower medical insurance and promotional expenses.

Research and Development Expenses.  Research and development expenses during the third quarter of 2019 were $218,000, or 4.8% of sales, versus $180,000, or 3.9%, of sales for the same period in 2018.  The 2019 third quarter increase is related to additional research and development staffing expenses.  Additionally, legal and patent expenses in the third quarter of 2019 increased due to the write off of patent application costs of $16,000 that were previously recorded as an asset, as the Company determined that it would no longer continue to pursue those patent applications.

Interest Expense.  Interest expense for the third quarter of 2019 and 2018 was $23,000.

Income Taxes.  For the third quarter of 2019, the Company realized income tax expense of $2,000, or an effective tax rate of  1.5%, compared to a benefit of $7,000, or an effective tax rate of 21.4% for the three months ended September 30, 2018.  The primary driver of the change in the Company's effective tax rate is a valuation allowance recorded against deferred tax assets generated during the third quarter of 2019.  The income tax provision for 2018 differs from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Sales.  The Company’s 2019 September year-to-date sales of $12.7 million were 5.3% lower than the same period sales in 2018 of $13.4 million.  Chromaline sales for the first nine months of 2019 decreased by $483,000, or 5.7%, compared to the first nine months of 2018.  Chromaline 2019 September year-to-date sales were adversely affected by cold weather shipping constraints in the first quarter since its emulsion products are not freeze-thaw stable.  Additionally, Chromaline domestic sales continue to lag behind last year and sales into China have been negatively impacted by tariffs.  AMS sales for the first nine months of 2019 decreased from $1.4 million during the same period in 2018 to $1.2 million, a 12.2% decrease, resulting from  lower sales to its two largest customers.  DTX sales for the first nine months of 2019 decreased by $52,000, or 15.2%, compared to the same period last year.  DTX sales in 2018 benefitted from an $86,000 film order which occurs approximately every other year.   IKONICS Imaging sales of $3.2 million for first nine months of 2019 were flat with 2018 September year-to-date sales.

Gross Profit.  Gross profit was $3.8 million, or 30.4% of sales, in the first nine month of 2019 compared to $4.6 million, or 34.1% of sales, for the same period in 2018. The Chromaline 2019 September year-to-date gross margin decreased to 25.7% from 31.5% in the first nine months of 2018 due to lower sales volumes and a less favorable sales mix as an increase in lower margin sales into Asia were offset by a decrease in higher margin domestic sales.  Chinese tariffs have also unfavorably impacted Chromaline's 2019 gross margins.  An increase in certain raw material pricing has also unfavorably impacted the gross margin for some Chromaline emulsion products. The DTX gross margin for the first nine months of 2019 was also lower at 59.7% compared to 73.9% for the same period in 2018 due to a decrease in higher margin film sales.   Despite lower sales volumes, cost reductions resulted in the AMS gross margin increasing from 11.4% during the first nine months of 2018 to 14.3% for the same period in 2019 while the IKONICS Imaging gross margin for the first nine months of the year was similar in 2019 and 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.1 million, or 32.1% of sales, in the first nine months of 2019 compared to $4.0 million, or 30.1% of sales, for the same period in 2018.  Selling, general and administrative expenses for the first nine months of 2019 increased primarily due to higher consulting and health insurance expenses.

Research and Development Expenses.  Research and development expenses during the first nine months of 2019 were $668,000, or 5.3% of sales, versus $490,000, or 3.7%, of sales for the same period in 2018.  The increase for the first nine months of 2019 is related to additional research and development staffing expenses.  Additionally, legal and patent expenses in the first nine months of 2019 increased due to the write off of $87,000 in patent application costs that were previously recorded as an asset as the Company determined that it would no longer continue to pursue those patent applications.

Interest Expense.  Interest expense for the first nine months of 2019 was $68,000 compared to interest expense of $67,000 during the first nine months of 2018.

Income Taxes. For the first nine months of 2019, the Company realized an income tax benefit of $171,000, or an effective rate of 18.9%, compared to expense of $12,000, or an effective tax of 552.3% for the nine months ended September 30, 2018.  The primary driver of the change in the effective tax rate is a valuation allowance recorded against net deferred tax assets generated during the first nine months of 2019.  The income tax provision for 2018 differs from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.  The Company was not in compliance with its loan covenants as of September 30, 2019, but obtained a waiver for the covenant violation.   There is no certainty that a waiver can be obtained if the Company is non-compliant with the covenant in the future.  In the future if the Company is non-compliant its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by it strong working capital including cash, cash equivalents, and short-term investments of $3.2 million along with the Company's $2.0 million available line of credit as of September 30, 2019.

Cash and cash equivalents were $759,000 and $1.6 million at September 30, 2019 and December 31, 2018, respectively.  Operating activities used $620,000 in cash during the first nine months of 2019 compared to providing $1.1 million of cash during the same period in 2018.  Cash provided by (used in) operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2019, trade receivables decreased $4,000.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $527,000 due to higher finished goods levels as the Company is ramping up inventory levels to meet demand for the remainder of 2019 in addition to lower than expected sales for the first nine months of 2019.  Prepaid expenses and other assets increased by $577,000.  The increase is due to a $694,000 receivable related to the reimbursement of medical insurance costs that the Company will receive from its stop-loss insurance carrier.  Accrued expenses increased $674,000, reflecting an increase in the accrual for health insurance costs.  Accounts payable increased by $125,000 due to the timing of vendor payments.  Income taxes receivable decreased by $3,000.

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

During the first nine months of 2019, cash used in investing activities was $90,000.  Eighteen certificates of deposits totaling $4.4 million matured during the first nine months of 2019.  The Company purchased seventeen certificates of deposits totaling $4.2 million.  The Company’s purchases of property and equipment of $334,000 were mainly for improvements to production and process capabilities and to replace two vehicles.  The Company received $16,000 in proceeds from the sale of two vehicles and equipment.  Also, during the first nine months of 2019, the Company incurred $18,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

Cash used in investing activities during the first nine months of 2019 and 2018 was $154,000 and $103,000, respectively.   Related to the Company’s loan, the Company made principal payments of $105,000 during the first nine months of 2019 and $103,000 during the first nine months of 2018.  During the first nine months of 2019, Company repurchased 7,199 shares of its own stock for $50,000.

A bank line of credit providing for borrowings of up to $2,050,000 expired on June 30, 2019.  The line of credit was renewed and will expire on August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2019 or 2018, and there were no borrowings outstanding as of September 30, 2019 or December 31, 2018.  There are no financial covenants related to the line of credit.

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

The Company was out of compliance with its loan covenants as of September 30, 2019, but obtained a waiver for the covenant violation.   There is no certainty that a waiver can be obtained in the future if similar violations occur.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company feels that any adverse effect of such a possible outcome is mitigated by it strong working capital including cash, cash equivalents, and short-term investments of $3.2 million along with the Company's $2.0 million available line of credit as of September 30, 2019.

Capital Expenditures

Through the first nine months of 2019, the Company incurred $334,000 of capital expenditures mainly for improvements to production and process capabilities and to replace two vehicles.

The Company expects additional capital expenditures in 2019 of approximately $240,000 including improvements to the Company's coating capabilities, process improvements and information technology upgrades.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales during the first nine months of 2019 and 2018.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations as of September 30, 2019.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2019 or 2018.

Future Outlook

IKONICS has spent an average of approximately 5.0% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

Despite lower sales for the first nine months of 2019, the Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.

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

Both the Chromaline and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that the Company believes will contribute to growth.  In October 2017, the Company introduced SubTHAT!™, a patent-pending product for the dye-sublimation market.  Early in 2019 the Company introduced its new IKONART™ product to positive reviews and is generating sales.  IKONART™ provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made international growth challenging.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first nine months of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company repurchased shares as indicated in the table below during the third quarter of 2019(1):

			(c) Total Number of	(d) Maximum
			Shares Purchased	Number of Shares
			as	that May Yet
	(a) Total Number	(b) Average	Part of Publicly	Be Purchased
	of	Price	Announced Plans	Under the Plans
	Shares Purchased	Paid per Share	or Programs	or Programs
July 1, 2019 through July 31, 2019…………	—	$—	—	—
August 1, 2019 through May 31, 2019…………	3,682	$6.39	3,682	93,576
September 1, 2019 through September 30, 2019………..	775	$6.60	775	92,801
Total	4,457		4,457

(1) In 2017, the Company’s board of directors had authorized the repurchase of 100,000 shares of common stock.   A total of 33,500 shares have been repurchased under this program in prior years.  On April 29, 2019 the Company's board of directors approved an additional repurchase authorization of 33,500 shares of the Company's common stock bringing the total repurchase authorization to 100,000 shares of common.  A total of 40,699 shares have been repurchased under this program including the 4,457 share repurchased during the third quarter of 2019.  The plan allows for an additional 92,801 share to be repurchased.  The share repurchase authorizations do not have an expiration date.

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019:

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

IKONICS CORPORATION

DATE: November 13, 2019	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance