Form 10-K
period 2019-12-31
IKONICS CORP
filed 2020-03-03
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                           to                             .

Commission file number 000-25727

IKONICS CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0730027
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4832 Grand Avenue Duluth, Minnesota	55807
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (218) 628-2217

Securities registered under Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol	On Which Registered

Common Stock, par value $.10 per share	IKNX	Nasdaq Capital Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2019 was $9,620,472 based on the most recent closing price for the issuer’s Common Stock on such date as reported on the Nasdaq Capital Market.  For purposes of determining this number, all officers and directors of the issuer are considered to be affiliates of the issuer, as well as individual stockholders holding more than 10% of the issuer’s outstanding Common Stock.  This number is provided only for the purpose of this report on Form 10-K and does not represent an admission by either the issuer or any such person as to the status of such person.

State the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practical date:  Common Stock, $.10 par value — 1,976,354 issued and outstanding as of February 26, 2020.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or the future financial performance of the Company.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are only predictions or statements of intention subject to risks and uncertainties and actual events or results could differ materially from those projected.  Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. Factors that could cause actual results to differ include the risks, uncertainties and other matters set forth below under the caption “Risk Factors” and the matters set forth under the captions “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business

General

IKONICS Corporation (“IKONICS” or the “Company”) was incorporated in Minnesota as Chroma-Glo, Inc. in 1952 and changed its name to The Chromaline Corporation in 1982.  In December 2002, the Company changed its name to IKONICS Corporation.  The Company’s two traditional businesses, Chromaline and IKONICS Imaging, have been the development, manufacture and selling of photosensitive liquids (“emulsions”) and films for the screen printing,  awards and recognition industries and dye sublimation markets.  These sales have been augmented with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. These products are sold worldwide primarily through distributors.  The Company further diversified itself by expanding its business to industrial markets. These efforts now include the Company’s Advanced Material Solutions (“AMS”) business unit which uses the Company’s proprietary processes and photoresist film for the abrasive etching of composite materials, industrial ceramics, silicon wafers, and glass wafers.  The customer base for AMS is primarily the aerospace and electronics industries.  Based on its expertise in ultraviolet curable fluids and inkjet receptive substrates, the Company has also developed a patented digital texturing technology (“DTX”) for putting patterns and textures into steel molds for the plastic injection molding industry. The original equipment manufacturer (“OEM”) for the Company’s DTX technology is primarily the automotive industry. The Company offers a suite of products to the mold making industry.  Industrial inkjet printers, which are integral to the DTX system, are manufactured by a third party and sold by IKONICS.  The Company’s business plan is to sell consumable fluids and transfer films.  For most markets, these sales are direct to the mold maker.  The DTX technology is also utilized in prototyping where the Company’s technology offers a unique combination of high definition, large format prints, and abrasion resistance.

Products

The Company has four primary technology platforms: ultraviolet (UV) chemistry, film coating and construction, technical abrasive etching, and industrial inkjet printing. The Company’s traditional products and new initiatives are based on these platforms and their combinations. The Company’s Chromaline and ImageMate branded products for the screen printing industry and IKONICS Imaging products for the awards and recognition market are based on UV chemistry and film coating and construction capabilities; the AMS offering is a combination of UV chemistry, film coating and construction and technical abrasive etching capabilities; DTX is a combination of UV chemistry, film coating and construction, and industrial inkjet printing.  There is overlap and synergy in the market between the Chromaline, IKONICS Imaging, AMS and DTX product offerings, and the Company offers ancillary products, including equipment to provide customers with a total solution.  The Company considers this combination of core technologies and product offerings to be unique.

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

The Company has a diverse customer base both domestically and abroad, with international sales accounting for 29.4% of total sales in 2019 and 2018, and does not depend on one or a few customers for a material portion of its revenues.  In 2019 and 2018, no one customer accounted for more than 10% of net sales.

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

Research and Development and Intellectual Property

The Company incurred costs totaling 4.9% of sales, or $870,000, on research and development in 2019, and 3.7% of sales, or $677,000, in 2018.  In its research program, IKONICS has developed ultraviolet light-sensitive chemistries used in the manufacturing of screen print stencils, photoresists for abrasive etching and acid resist and prototyping ink jet fluids and ink jet receptive films.  The Company has a number of patents and patent applications on these chemistries and applications.  There can be no assurance that any patent granted to the Company will provide adequate protection to the Company’s intellectual property.  Within the Company, steps are taken to protect the Company’s trade secrets, including physical security, confidentiality and non-competition agreements with employees, non-disclosure agreements where applicable, and confidentiality agreements with vendors.  Over the past few years, the Company has directed a larger portion of it research and development resources towards industrial inkjettable fluids and ink jet receptive substrates along with dye sublimation films.  The Company has also invested significant resources for personnel and equipment to develop proprietary products and techniques for the etching of composite materials, industrial ceramics and electronic wafers.

In addition to its patents, the Company has various trademarks including the “IKONICS,” “Chromaline,” “IKONICS Imaging,” “Precision Abrasive Machining,” “SmartFlex,” “PhotoBrasive,” “AccuArt,”  “Nichols,” “image mate,” “Alpha FlexTrace,” “Alpha MicroCap,”, “DTX”, “SubTHAT!” and “IKONART” trademarks.

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

Employees

As of February 26, 2020, the Company had 82 total and full-time employees, 77 of whom are located at the Company’s two facilities in Duluth, Minnesota and five of whom are outside technical sales representatives in various locations in the United States.  None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are good.

Item 1A.  Risk Factors

The Company’s DTX and AMS initiatives involve new technologies that might not be executed successfully and might not achieve market acceptance.

The Company’s DTX and AMS initiatives involve technologies that might never achieve market acceptance.  During 2019 and 2018, the Company generated operating losses in its AMS segment while the DTX segment has realized operating income since 2015.  The Company’s ability for generating profits from these initiatives will depend on its products gaining market acceptance among customers, which cannot be guaranteed.  The degree of market acceptance of any new products the Company develops will depend on a number of factors, including:

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

The Company has invested, and plans to continue to invest, significant resources in its research and development efforts to develop technology for its business units.  The Company spent 4.9% of sales, or $870,000, on research and development in 2019 and 3.7% of sales, or $677,000, in 2018.  A substantial portion of these investments was for new products and initiatives.  The Company plans to continue to invest significant resources in research and development of new products and initiatives for the foreseeable future.  The Company believes successful execution of these initiatives and new products is important for its ability to grow its revenues and profits.  However, if the Company fails to generate its projected revenues from these products and initiatives, the Company’s investments in these areas would not generate the profits the Company expects and its results of operations, financial condition and prospects would be materially and adversely affected.

Adverse changes to global economic conditions generally, and to the aerospace and automotive industries in particular, may harm the Company’s business.

The prospects for economic growth in the United States and other countries remain uncertain and major economies where the Company conducts business could continue or return to recessionary conditions.  Economic concerns and issues such as reduced access to capital for businesses or tariffs may cause the Company’s customers to delay or reduce purchases of the Company’s products.  Given the continued uncertainty concerning the global economy, the Company also faces risks that may arise from financial difficulties experienced by suppliers and customers, such as an inability to collect receivables or the continued operation of suppliers.  Global or local events, such as terrorist attacks, political insurgencies, electrical grid disruptions and outages, and pandemics including further spread of the coronavirus could also disrupt our operations, the operations of our suppliers and customers, or result in economic instability.

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

The Company also could face increased competition in its traditional Chromaline and IKONICS Imaging units.  Capital costs for machinery necessary to operate in these industries have decreased in recent years, increasing the possibility that the Company will face new competitors.  An increase in the amount of competition the Company faces, or a loss of competitiveness in any of the Company’s business units for any reason, could adversely affect its revenues and gross margins.

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

The Company operates throughout the world, including in the United States, Europe, India and China.  These international operations create a variety of risks and uncertainties, including:

•	rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics including the coronavirus;

•	fluctuations in foreign currency exchange rates;

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

A significant portion of the Company’s sales, including nearly all sales of its Chromaline products, were conducted through third parties.  Using third parties for distribution exposes the Company to many risks, including competitive pressure, concentration, credit risk and compliance risks.  Distributors may sell products that compete with the Company’s products, and the loss of a distributor could reduce the Company’s revenue.  Distributors may face financial difficulties, including bankruptcy, which could harm the Company’s collection of accounts receivable and financial results.  Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on the Company’s business.  Failing to manage risks related to the Company’s use of distributors may reduce sales, increase expenses, and weaken its competitive position.

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

As of December 31, 2019, the Company’s directors and officers collectively beneficially owned approximately 14.1% of its common stock outstanding as of that date.  As a result, the Company’s directors and officers could exert significant influence over all matters requiring a shareholder vote, including the election of directors, amendments to the Company’s articles of incorporation, and extraordinary transactions such as mergers or going private transactions.  These ownership positions may have the effect of delaying, deterring or preventing a change in control or a change in the composition of the Company’s board of directors.  In addition, substantial sales of shares beneficially owned by our directors or officers could be viewed negatively by third parties and have a negative impact on the Company’s stock price.

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

On April 1, 2016, the Company entered into a financing agreement with the Duluth Economic Development Authority and Wells Fargo Bank, N.A. to borrow $3.4 million. The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in the manufacturing of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota. The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement to maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis. As of December 31, 2019 the Company was out of compliance with the debt service coverage ratio loan covenant, but obtained a waiver for the covenant violation.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, and the indebtedness is accelerated, it would have an adverse effect on the Company's financial condition and future operating performance and could limit its ability to invest in other business activities.

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

Item 1B. Unresolved Staff Comments

None

Item 2.  Property

The Company primarily conducts its operations in Duluth, Minnesota.  The administrative, sales, research and development, quality and most of the manufacturing activities are housed in a 60,000 square-foot, four-story building, including a basement level.  The building is approximately seventy five years old and the Company believes it has been maintained in good condition.  The Company also utilizes a 5,625 square-foot warehouse adjacent to the existing plant building that was constructed in 1997.  These facilities are owned by the Company with no existing liens or leases.  The Company also owns an approximately 11-acre property with a 62,300 square-foot manufacturing and warehouse facility.  The 62,300 square-foot facility is comprised of a 35,000 square-foot warehousing and manufacturing facility constructed in 2008 and a 27,300 square-foot expansion completed in 2016 to accommodate the Company’s AMS business. The entire facility on the 11-acre property is collateral on the Company’s $3.4 million loan.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Capital Market under the symbol "IKNX."

As of February 26, 2020, the Company had 480 shareholders.  The Company has not declared cash dividends in the past two years and does not currently have plans to pay any cash dividends in the future. Any future declaration and payment of dividends is within the sole discretion of the Company’s board of directors.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations and financial condition during 2019 and 2018 and should be read in conjunction with the Company’s audited financial statements and notes thereto for the years ended December 31, 2019 and 2018, included herein.

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

The transaction price for the Company’s products is the invoiced amount.  The Company does not have variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price.  The purchase order pricing in arrangements with customers is deemed to approximate standalone selling price; therefore, the Company does not need to allocate proceeds on a relative standalone selling price allocation between performance obligations.  The Company does not disclose information about remaining performance obligations that have original expected durations of one year or less. There are no material obligations that extend beyond one year.

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

International revenue.   The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29.4% of total sales in 2019 and 2018.

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

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Sales.  Sales decreased 3.3% in 2019 to $17.6 million from $18.2 million in 2018.  AMS sales in 2019 decreased by $223,000, or 12.5%, compared to 2018 due to lower sales to its two largest customers.  IKONICS Imaging sales in 2019 also decreased from $4.4 million in 2018 to $4.2 million in 2019, a $207,000, or 4.7%, decrease resulting from both lower equipment and film sales.  Chromaline sales in 2019 were $11.5 million compared to $11.6 million in 2018, a $138,000, or 1.2%, decrease as lower domestic Chromaline sales were partially offset by an increase in sales to Asia.  DTX sales in 2019 decreased by $27,000, or 6.4%, compared to last year.  DTX sales in 2018 benefitted from an $86,000 film order which did not take place in 2019 as the film order typically occurs approximately every other year.  DTX 2019 sales compared to 2018 sales were favorably impacted by improved European sales.

Gross Profit.    Gross profit was $5.4 million, or 30.6% of sales, in 2019 compared to $6.3 million, or 34.3%, of sales in 2018.  The Chromaline 2019 gross margin decreased to 26.9% from 31.5% in 2018 due to lower sales volumes and a less favorable sales mix as an increase in lower margin sales into Asia were offset by a decrease in higher margin domestic sales.  Chinese tariffs have also unfavorably impacted Chromaline's 2019 gross margins along with price increases on certain raw materials used in some Chromaline emulsion products.  The DTX gross margin for 2019 was also lower at 60.0% compared to 67.4% for 2018 due to a decrease in higher margin film sales.   Lower sales volumes in 2019 resulted in the AMS gross margin decreasing from 13.2% in 2018 to 10.3% in 2019.  Part of the unfavorable effect of lower sales on the 2019 gross margin was mitigated by lower operational costs in 2019 versus 2018.  The IKONICS Imaging gross margin decreased from 47.2% in 2018 to 45.8% in 2018 due to lower sales volumes and a decrease in higher margin film sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.5 million, or 31.1% of sales, in 2019 compared to $5.4 million, or 29.4% of sales, in 2018.  The 2019 increase in selling, general and administrative expenses is due to higher trade show and promotional expenses along with an increase in health insurance expenses.

Research and Development Expenses.  Research and development expenses during 2019 were $870,000, or 4.9% of sales, versus $677,000, or 3.7%, of sales in 2018.  The 2019 increase is related to additional research and development staffing expenses.  Additionally, legal and patent expenses in 2019 increased due to the write off of $93,000 in patent application costs that were previously recorded as an asset as the Company determined that it would no longer continue to pursue those patent applications.

Income Taxes.  During 2019, the Company realized an income tax benefit of $172,000, or an effective rate of 17.5%, compared to an income tax expense of $46,000, or an effective rate of 24.8%, for the same period in 2018.  The decrease in the effective rate is primarily due to a pre-tax book loss generated in 2019 compared to the pre-tax book income generated in 2018.  Additionally, differences between effective tax rate and the statutory tax rate are related to credits for research and development and other non-deductible items.

Liquidity and Capital Resources

Outside of the 2016 building expansion, for which $3.4 million in financing was obtained, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $964,000 and $1.6 million at December 31, 2019 and 2018, respectively.  In addition to its cash, the Company held $2.2 million and $2.7 million of short-term investments as of December 31, 2019 and 2018, respectively.  The Company used $477,000 in cash from operating activities during 2019, compared to providing $1.2 million of cash from operating activities in 2018.  Cash provided by operating activities is primarily the result of the net income (loss) adjusted for non-cash depreciation and amortization, deferred taxes, and certain changes in working capital components discussed in the following paragraph.

During 2019, an increase in sales during the fourth quarter of 2019 resulted in a $220,000 trade receivables increase.  Inventories increased by $134,000 mainly due to higher levels of IKONICS Imaging equipment inventory compared to 2018.  Accounts payable increased from 2018 to 2019 by $114,000 due to the timing of payments to and purchases from vendors.  Prepaid expenses and other assets increased $532,000 from 2018 to 2019.  The increase is mainly due to a receivable related to the reimbursement of 2019 medical insurance costs that the Company will receive from its stop-loss insurance carrier.  Compared to 2018, accrued expenses increased $513,000 reflecting an increase in accrued medical insurance costs.  Income taxes receivables decreased $1,000 due to the timing of estimated 2019 tax payments compared to the calculated 2019 tax liability.

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

During 2019, cash provided by investing activities was $8,000.  The Company purchased seventeen certificates of deposits totaling $5.6 million.  Twenty two certificates of deposits totaling $6.1 million matured during 2019.  The Company’s purchases of property and equipment of $478,000 in 2019 were mainly for improvements to production and process capabilities and to replace two vehicles.  The Company received $16,000 in proceeds from the sale of two vehicles and equipment.  Also, during 2019, the Company incurred $20,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

Cash used in investing activities during 2019 and 2018 was $190,000 and $138,000, respectively.   Related to the Company’s loan, the Company made principal payments of $140,000 in 2019 and $138,000 in 2018.  During 2019, the Company repurchased 7,199 shares of its own stock for $50,000.

On April 1, 2016, the Company entered into a financing agreement to borrow $3.4 million.  The proceeds from the loan were used to finance the construction of a 27,300-square foot building, as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota.  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.60% per year, subject to change based upon changes to the maximum federal corporate tax rate, and matures on April 1, 2041.  The Loan is subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) may tender the Bonds to the Issuer on April 1, 2021, which would result in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time. If in the event the Bonds are not repurchased on April 1, 2021, the Bonds shall be subject to the interest rate and redemption provisions set forth in the associated covenant agreement.  Including debt costs of approximately $139,000, the Loan’s effective annual interest rate was 3.23% at December 31, 2019.  The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.    As of December 31, 2019 the Company was out of compliance with the debt service coverage ratio loan covenant, but obtained a waiver for the covenant violation.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by it strong working capital including cash, cash equivalents, and short-term investments of $3.2 million along with the Company's $2.0 million available line of credit as of December 31, 2019.

A bank line of credit exists providing for borrowings of up to $2,050,000 and expires on August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2019 or 2018, and there were no borrowings outstanding as of December 31, 2019 and 2018.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

In 2019, the Company incurred $478,000 of capital expenditures which were mainly for improvements to production and process capabilities and to replace two vehicles.  In 2018, the Company incurred $543,000 of capital expenditures which were mainly for building upgrades and improvements to production and process capabilities.

The Company expects capital expenditures in 2020 of approximately $350,000.  The planned expenditures primarily will be to upgrade some of the Company's production equipment and the replacement of two vehicles.  These commitments are expected to be funded with cash generated from operating activities.

International Activity

The Company markets its products in numerous countries in various regions of the world, including North America, Europe, Latin America, and Asia.  The Company’s 2019 foreign sales of $5.2 million were approximately 29.4% of total sales, compared to the 2018 foreign sales of $5.3 million, which were 29.4% of total sales.

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

Despite lower sales in 2019 the Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.

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

Both the Chromaline and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that the Company believes will contribute to growth.  Early in 2019 the Company introduced its new IKONART® product to positive reviews and is generating sales of this product.  IKONART® provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made international growth challenging.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IKONICS Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IKONICS Corporation (the Company) as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Duluth, Minnesota
March 3, 2020

IKONICS CORPORATION

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$963,649	$1,623,137
Short-term investments	2,205,000	2,695,000
Trade receivables, less allowance of $58,000 in 2019 and $53,000 in 2018	2,434,718	2,215,215
Inventories	2,180,536	2,046,588
Prepaid expenses and other assets	906,916	375,362
Income taxes receivable	1,369	2,768
Total current assets	8,692,188	8,958,070

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,984	9,500,429
Machinery and equipment	5,198,784	4,964,816
Office equipment	1,402,369	1,559,728
Vehicles	245,674	245,679
	16,403,811	16,270,652
Less accumulated depreciation	(8,487,827)	(8,185,910)
Total property, plant and equipment at cost, net	7,915,984	8,084,742

INTANGIBLE ASSETS, less accumulated amortization of $181,609 in 2019 and $149,740 in 2018	271,369	376,406
Total assets	$16,879,541	$17,419,218

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$133,287	$129,282
Accounts payable	761,641	647,528
Accrued compensation	382,303	366,900
Other accrued liabilities	657,255	159,821
Total current liabilities	1,934,486	1,303,531

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,688,357	2,821,657
Deferred income taxes	—	183,000
Total long-term liabilities	2,688,357	3,004,657
Total liabilities	4,622,843	4,308,188

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,976,354 shares in 2019 and 1,983,553 in 2018.	197,635	198,355
Additional paid-in-capital	2,721,962	2,723,024
Retained earnings	9,337,101	10,189,651
Total stockholders' equity	12,256,698	13,111,030
Total liabilities and stockholders' equity	$16,879,541	$17,419,218

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018

NET SALES	$17,618,559	$18,213,653

COST OF GOODS SOLD	12,221,370	11,959,626

GROSS PROFIT	5,397,189	6,254,027

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,483,586	5,350,966

RESEARCH AND DEVELOPMENT EXPENSES	870,279	677,242

(LOSS) INCOME FROM OPERATIONS	(956,676)	225,819

INTEREST EXPENSE	(90,058)	(90,583)

OTHER INCOME	61,176	50,229

(LOSS) INCOME BEFORE INCOME TAXES	(985,558)	185,465

INCOME TAX (BENEFIT) EXPENSE	(172,000)	46,000

NET (LOSS) INCOME	$(813,558)	$139,465

(LOSS) INCOME PER COMMON SHARE
Basic	$(0.41)	$0.07
Diluted	$(0.41)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,980,253	1,983,553
Diluted	1,980,253	1,983,553

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2017	1,983,553	$198,355	$2,709,390	$10,050,186	$12,957,931

Net income	—	—	—	139,465	139,465
Stock based compensation	—	—	13,634	—	13,634

BALANCE AT DECEMBER 31, 2018	1,983,553	198,355	2,723,024	10,189,651	13,111,030

Net loss	—	—	—	(813,558)	(813,558)
Common stock repurchased	(7,199)	(720)	(9,883)	(38,992)	(49,595)
Stock based compensation	—	—	8,821	—	8,821

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

See notes to financial statements.

IKONICS CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(813,558)	$139,465
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	639,997	758,834
Amortization	43,014	36,485
Stock based compensation	8,821	13,634
Net (gain) loss on sale and disposal of equipment	(8,482)	1,230
Deferred income taxes	(183,000)	39,000
Loss on intangible asset abandonment	92,833	—
Changes in working capital components:
Trade receivables	(219,503)	(24,955)
Inventories	(133,948)	39,477
Prepaid expenses and other assets	(531,554)	(207,120)
Income tax receivable	1,399	(652)
Accounts payable	114,113	325,668
Accrued expenses	512,837	103,699
Net cash (used in) provided by operating activities	(477,031)	1,224,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(478,353)	(543,145)
Proceeds from sales of equipment	15,596	—
Purchases of intangibles assets	(19,665)	(49,970)
Purchases of short-term investments	(5,635,000)	(5,615,000)
Proceeds on sale of short-term investments	6,125,000	5,815,000
Net cash provided by (used in) investing activities	7,578	(393,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(140,440)	(138,213)
Repurchase of common stock	(49,595)	—
Net cash used in financing activities	(190,035)	(138,213)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(659,488)	693,437

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,623,137	929,700

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$963,649	$1,623,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$79,008	$78,112
Cash paid for income taxes, net	$9,457	$7,652

See notes to financial statements.

IKONICS CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Foreign sales approximated 29.4% of net sales in both 2019 and 2018.  Foreign receivables are comprised primarily of open credit arrangements with terms ranging from 30 to 90 days.  No single customer or foreign country represented greater than 10% of net sales in 2019 or in 2018.

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

Short-Term Investments — Short-term investments consist of fully insured certificates of deposit with original maturities ranging from three to six months as of both December 31, 2019 and 2018.

Trade Receivables —A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency. These balances are adjusted to each quarter or year-end spot rate.  Foreign currency transactions and translation adjustments did not have a significant effect on the Balance Sheets, the Statements of Operations, Stockholders’ Equity or Cash Flows for 2019 and 2018.

Inventories — Inventories are stated at the lower of cost or net realizable value using the last-in, first-out (LIFO) method.  If the first-in, first-out (FIFO) cost method had been used, inventories would have been approximately $1,356,000 and $1,287,000 higher than reported at December 31, 2019 and 2018, respectively.  The inventory reserve for obsolescence was $12,000 and $9,000 at December 31, 2019 and 2018, respectively. The major components of inventories are as follows:

	Dec 31, 2019	Dec 31, 2018

Raw materials	$1,667,154	$1,767,458
Work-in-progress	419,906	370,075
Finished goods	1,449,854	1,196,516
Reduction to LIFO cost	(1,356,378)	(1,287,461)

Total Inventories	$2,180,536	$2,046,588

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

As of December 31, 2019, the Company's sole intangible assets consisted of patents which had a remaining estimated weighted average useful life of 10.3 years.

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

The transaction price for the Company’s products is the invoiced amount.  The Company does not have variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price.  The purchase order pricing in arrangements with customers is deemed to approximate standalone selling price; therefore, the Company does not need to allocate proceeds on a relative standalone selling price allocation between performance obligations.  The Company does not disclose information about remaining performance obligations that have original expected durations of one year or less. There are no material obligations that extend beyond one year.

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

International revenue.   The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 29% of total sales in both 2019 and 2018.

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

Shares used in the calculation of diluted EPS are summarized below:

	Dec 31, 2019	Dec 31, 2018

Weighted average common shares outstanding	1,980,253	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,980,253	1,983,553

If the Company was in a net income position at December 31, 2019, all 19,250 options outstanding with a weighted average exercise price of $11.32 would have remained excluded from the computation of weighted average common and common equivalent shares outstanding as the options were anti-dilutive.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which revises guidance for the accounting for credit losses on financial instruments within its scope, and in November 2018, issued ASU No. 2018-19 and in April 2019, issued ASU No. 2019-04 and in May 2019, issued ASU No. 2019-05, and in November 2019, issued ASU No. 2019-11, which amended the standard. The new standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is still evaluating the impact of this ASU.

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

2.	INCOME TAXES

Income tax (benefit) expense for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018

Current:
Federal	$—	$—
State	11,000	7,000
	11,000	7,000
Deferred - Federal	(183,000)	39,000
	$(172,000)	$46,000

The expected (benefit) provision for income taxes, computed by applying the U.S. federal income tax rate of 21% in to income (loss) before taxes, is reconciled to income benefit as follows:

	2019	2018

Expected income tax (benefit) provision for federal income taxes	$(207,000)	$39,000
State income taxes, net of federal benefit	(7,000)	7,000
Non-deductible meals, entertainment, and life insurance	11,000	12,000
Research and development credit	(29,000)	(43,000)
Change in valuation allowance	51,000	18,000
Prior year true-ups and other	9,000	13,000
	$(172,000)	$46,000

Net deferred tax liabilities consist of the following as of December 31, 2019 and 2018:

	2019	2018

Deferred tax liabilities:
Accrued vacation	$21,000	$18,000
Inventories reserve	42,000	46,000
Allowance for doubtful accounts	3,000	2,000
Allowance for sales returns	10,000	9,000
Research and development credit carryforward	245,000	161,000
Accrued self-insured medical	3,000	4,000
Property and equipment	(295,000)	(282,000)
Intangible assets	(53,000)	(73,000)
Net operating loss	230,000	33,000
Other	8,000	8,000
Valuation allowance	(214,000)	(109,000)
Net deferred tax liabilities	$—	$(183,000)

The Company’s federal net operating loss carryforward and research and development credit carryover as of December 31, 2019 was $1,042,000 and $114,000, respectively, and will begin to expire in 2037.  The Company’s state net operating loss carryforwards at December 31, 2019 total $171,000 and begin expiring in 2026.  The Company has state research and development credit carryforwards as of December 31, 2019 of $163,000.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $214,000 has been recorded to reserve for deferred tax assets, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

It has been the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2019 and 2018, there was no liability for unrecognized tax benefits.

The Company is subject to federal and state taxation. As of December 31, 2019, with few exceptions, the Company is no longer subject to examination prior to tax year 2016.

3.	INTANGIBLE ASSETS

Intangible assets consist of patents, patent applications, and licenses.  Capitalized patent application costs are included with patents.  Intangible assets are amortized on a straight-line basis over their estimated useful lives or terms of their agreement, whichever is shorter.    The Company wrote off costs related to abandoned patent applications of $93,000 in 2019.  There were no abandonments or impairment adjustments to intangible assets during the year ended December 31, 2018.

Intangible assets at December 31, 2019 and 2018 consist of the following:

	December 31, 2019		December 31, 2018
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Patents	$452,978	$(181,609)	$526,146	$(149,740)

	2019	2018
Aggregate amortization expense:
For the years ended December 31	$31,869	$24,749

Estimated amortization expense for the years ending December 31:

2020	$26,000
2021	25,000
2022	25,000
2023	25,000
2024	24,000

In connection with the license agreement, the Company has agreed to pay royalties ranging from 3% to 5% on the sales of products subject to the agreements.  The Company incurred $10,000 and $13,000 of expense under these agreements during 2019 and 2018, respectively, which are included in selling, general and administrative expenses in the Statements of Operations.

4.	RETIREMENT PLAN

The Company has established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  Such deferrals accumulate on a tax-deferred basis until the employee withdraws the funds.  The Company contributes up to 5% of each eligible employee’s compensation.  Total retirement expense for the years ended December 31, 2019 and 2018 was approximately $241,000 and $239,000, respectively.

5.	SEGMENT INFORMATION

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Chromaline, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Chromaline sells screen printing film, emulsions, and inkjet receptive film primarily to distributors and some end users.  IKONICS Imaging sells photo resistant film, art supplies, glass, and related abrasive etching equipment to both end users and distributors.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping. Prior to 2019, the Company had one additional business segment called Export.  Export was primarily responsible for both Chromaline and IKONICS Imaging sales outside of the United States and Canada.  Chromaline products sold within the United States and Canada prior to 2019 were included in a segment called Domestic.  To better reflect how the Company manages these businesses, beginning in 2019, the Export segment was eliminated.  Sales previously recorded in the Export segment are now included in either the Chromaline or IKONICS Imaging segments.  Both the 2019 and 2018 financial information reflect the new reportable segments.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in Note 1.

Management evaluates the performance of each segment based on the components of divisional income, and does not allocate assets and liabilities to segments except for trade receivables.  Financial information with respect to the reportable segments follows:

For the year ended December 31, 2019:

		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$11,472,111	$4,191,175	$393,804	$1,561,469	$—	$17,618,559
Cost of goods sold	8,389,404	2,273,641	157,650	1,400,675	—	12,221,370
Gross profit	3,082,707	1,917,534	236,154	160,794	—	5,397,189
Selling, general, and administrative*	1,832,473	1,081,847	149,924	361,342	2,058,000	5,483,586
Research and development*	—	—	—	—	870,279	870,279
Income (loss) from operations	$1,250,234	$835,687	$86,230	$(200,548)	$(2,928,279)	$(956,676)

For the year ended December 31, 2018:

		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$11,610,414	$4,397,826	$420,714	$1,784,699	$—	$18,213,653
Cost of goods sold	7,949,894	2,323,425	137,039	1,549,268	—	11,959,626
Gross profit	3,660,520	2,074,401	283,675	235,431	—	6,254,027
Selling, general, and administrative*	1,777,197	1,023,422	150,698	367,533	2,032,116	5,350,966
Research and development*	—	—	—	—	677,242	677,242
Income (loss) from operations	$1,883,323	$1,050,979	$132,977	$(132,102)	$(2,709,358)	$225,819

*The Company does not allocate all general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

Trade receivables by segment as of December 31, 2019 and December 31, 2018 were as follows:

	Dec 31, 2019	Dec 31, 2018

Chromaline	$1,916,066	$1,550,411
IKONICS Imaging	304,791	360,551
DTX	13,919	15,692
AMS	252,363	331,708
Unallocated	(52,421)	(43,147)

Total	$2,434,718	$2,215,215

6.	STOCKHOLDERS’ EQUITY

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock.  Of those shares, 16,000 were subject to outstanding options as of December 31, 2019.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 750 outstanding options granted under the 1995 were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool bringing the number of shares of common stock available for future awards under the 2019 Plan to 102,907.  As of December 31, 2019, 3,250 options have been granted under the 2019 Plan.

The Company charged compensation expense of $8,821 and $13,634 against (loss) income in 2019 and 2018, respectively.

As of December 31, 2019, there was approximately $12,000 of unrecognized compensation expense related to unvested share-based compensation awards granted which is expected to be recognized over the next three years.

No stock options were exercised in 2019 or 2018.

The fair value of options granted during 2019 and 2018 was estimated using the Black-Scholes option pricing model with the following assumptions:

	2019	2018
Dividend yield	—	—
Expected volatility	37.5%	40.0%
Expected life of option (years)	5	5
Risk-free interest rate	1.7%	2.8%
Fair value of each option on grant date	$2.53	$3.38

There were 3,250 and 2,750 options granted during 2019 and 2018, respectively.

A summary of the status of the Company’s stock option plan as of December 31, 2019 and changes during the year then ended is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2019	18,000	$13.22
Granted	3,250	7.15
Exercised	—	—
Expired and forfeited	(2,000)	21.69
Outstanding at December 31, 2019	19,250	$11.32
Exercisable at December 31, 2019	13,415	$12.83

In 2017, the Company’s board of directors had authorized the repurchase of 100,000 shares of common stock.   A total of 33,500 shares have been repurchased under this program in prior years.  On April 29, 2019 the Company's board of directors approved an additional repurchase authorization of 33,500 shares of the Company's common stock bringing the total repurchase authorization to 100,000 shares of common stock.  A total of 40,699 shares have been repurchased under this program including the 7,199 shares repurchased during 2019.  The plan allows for an additional 92,801 shares to be repurchased.  The share repurchase authorizations do not have an expiration date.

7.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances primarily in two financial institutions.  As of December 31, 2019, the balance at one of the institutions exceeded the Federal Deposit Insurance Corporation coverage.

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

The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.60% per year, subject to change based upon changes to the maximum federal corporate tax rate, and matures on April 1, 2041. Including debt costs of approximately $139,000, the Loan’s effective interest rate was 3.23% at December 31, 2019.

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

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.  As of December 31, 2019 the Company was not in compliance with the debt service coverage ratio covenant, but has obtained a waiver for the non-compliance.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by it strong working capital including cash, cash equivalents, and short-term investments of $3.2 million along with the Company's $2.0 million available line of credit as of December 31 2019.

The remaining principal payments required under the agreement for years ended December 31, and the current and long-term portion of the principal, are as follows:

2020	144,000
2021	148,000
2022	151,000
2023	156,000
2024	160,000
Thereafter	2,158,000
Total Principal	2,917,000
Less: Unamortized debt issuance costs	96,000
Less: Current portion	133,000
Long-term portion	$2,688,000

In connection with the agreement, the Company incurred debt issuance costs of approximately $139,000 during 2016, which were deferred and are being amortized over the term of the Financing Agreement. Amortization of debt issuance costs was approximately $11,000 for 2019 and $12,000 for 2018 and is included in interest expense. Debt issuance costs of $85,000 and $11,000 are netted against long-term debt and current portion of long-term debt, respectively as of December 31, 2019. Amortization of debt costs is expected to be approximately $10,000 annually for each of the next five years.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000, expiring on August 30, 2021 that bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during 2019 or 2018 and there were no borrowings outstanding as of December 31, 2019 and 2018.  There are no financial covenants related to the line of credit and the Company expects to obtain a similar line of credit when the current line of credit expires.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all assets of the Company.

9.	CHIEF EXECUTIVE OFFICER TRANSITION

On January 7, 2020, Mr. Ulland formally announced his retirement as President and Chief Executive Officer of the Company, effective February 10, 2020. Mr. Ulland will continue to serve as Chairman of the Board.  On January 7, 2020, the Company also announced that Glenn Sandgren has been appointed to the position of Chief Executive Officer effective February 10, 2020. Mr. Sandgren has also been appointed to the Board of Directors of the Company, also effective February 10, 2020.  The Company expects to incur one-time costs of approximately $375,000 in the first quarter of 2020 related to the Chief Executive officer transition including severance payments, signing bonus, relocation expenses and executive search consulting expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  As of December 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the 2013 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information to be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference.  The following information completes the Company’s response to this Item 10.

The Company has adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, and other employees performing similar functions.  A copy of this code of ethics is available on the Company’s website at www.ikonics.com under the “Investor Relations” caption.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, this code of ethics by posting such information on its web site which is located at www.ikonics.com.

Item 11.  Executive Compensation

The information to be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the captions “Election of Directors—Director Compensation,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End” and “Employment Contracts; Termination of Employment and Change-In-Control Arrangements” is incorporated by reference.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information to be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the caption “Election of Directors” is incorporated by reference.  The Company has not engaged in any transaction since the beginning of its last fiscal year and does not currently propose to engage in any transaction required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accountant Fees and Services

The information to be included in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees” is incorporated by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) The following financial statements of the Company are filed as part of this Annual Report on Form 10-K;

(i) Report of RSM US LLP, independent registered public accounting firm

(ii) Balance Sheets as of December 31, 2019 and 2018

(iii) Statements of Operations for the years ended December 31, 2019 and 2018

(iv) Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

(v) Statements of Cash Flows for the years ended December 31, 2019 and 2018

(vi) Notes to the Financial Statements

(b) The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019:

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
4.1

Specimen of Common Stock Certificate. (Incorporated by reference to the like numbered Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form 10-SB filed with the Commission on May 26, 1999 (Registration No. 000-25727)).

4.2	Description of Capital Stock
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

10.3	IKONICS Corporation 2019 Equity Incentive Plan (Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 13, 2019 (Registration No. 333-231426)).
10.4	Form of Non-Qualified Stock Option Agreement (for grants under the IKONICS Corporation 2019 Equity Incentive Plan)
10.5	Transition Agreement, dated January 7, 2020, between the Company and William C. Ulland (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 9, 2020)
10.6	Employment Agreement, dated January 7, 2020, between the Company and Glenn Sandgren (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 9, 2020).
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO.
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO.
32	Section 1350 Certifications.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2020.

IKONICS CORPORATION

By	/s/ Glenn Sandgren
Glenn Sandgren, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2020.

/s/ Glenn Sandgren
Glenn Sandgren, Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Jon Gerlach
Jon Gerlach, Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

Marianne Bohren*	Director

Lockwood Carlson*	Director

Gregory W. Jackson*	Director

Ernest M. Harper Jr.*	Director

Darrell B. Lee*	Director

Jeffrey D. Engbrecht*	Director

William C. Ulland*	Director

*Glenn Sandgren by signing his name hereto, does hereby sign this document on behalf of each of the above named Directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

/s/ Glenn Sandgren
Glenn Sandgren, Attorney-in-Fact