Form 10-Q
period 2020-03-31
IKONICS CORP
filed 2020-05-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,976,354 shares outstanding as of May 1, 2020.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,605,440	$963,649
Short-term investments	980,000	2,205,000
Trade receivables, less allowance of $115,000 in 2020 and $58,000 in 2019	1,760,166	2,434,718
Inventories	2,588,769	2,180,536
Prepaid expenses and other assets	328,437	906,916
Income taxes receivable	245,623	1,369
Total current assets	7,508,435	8,692,188

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,586	9,556,984
Machinery and equipment	5,270,711	5,198,784
Office equipment	1,440,964	1,402,369
Vehicles	245,674	245,674
	16,513,935	16,403,811
Less accumulated depreciation	(8,646,422)	(8,487,827)
Total property, plant and equipment at cost, net	7,867,513	7,915,984

INTANGIBLE ASSETS, less accumulated amortization of $188,397 in 2020 and $181,609 in 2019	268,004	271,369
Total assets	$15,643,952	$16,879,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$134,592	$133,287
Accounts payable	763,216	761,641
Accrued compensation	289,330	382,303
Other accrued liabilities	129,398	657,255
Total current liabilities	1,316,536	1,934,486

LONG-TERM LIABILITIES
Long-term debt, less current portion	2,654,036	2,688,357
Total liabilities	3,970,572	4,622,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—

Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,976,354 shares in 2020 and 2019.	197,635	197,635
Additional paid-in-capital	2,725,650	2,721,962
Retained earnings	8,750,095	9,337,101
Total stockholders' equity	11,673,380	12,256,698
Total liabilities and stockholders' equity	$15,643,952	$16,879,541

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019

NET SALES	$3,497,192	$3,528,691

COST OF GOODS SOLD	2,343,960	2,519,572

GROSS PROFIT	1,153,232	1,009,119

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,781,020	1,381,965

RESEARCH AND DEVELOPMENT EXPENSES	183,580	178,842

LOSS FROM OPERATIONS	(811,368)	(551,688)

INTEREST EXPENSE	(21,484)	(22,275)

OTHER INCOME	6,917	16,194

LOSS BEFORE INCOME TAXES	(825,935)	(557,769)

INCOME TAX BENEFIT	(238,929)	(102,738)

NET LOSS	$(587,006)	$(455,031)

LOSS PER COMMON SHARE
Basic	$(0.30)	$(0.23)
Diluted	$(0.30)	$(0.23)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,976,354	1,983,553
Diluted	1,976,354	1,983,553

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2020 and 2019 (unaudited)

For the three months ended March 31, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

Net loss	—	—	—	(587,006)	(587,006)
Stock based compensation	—	—	3,688	—	3,688

BALANCE AT MARCH 31, 2020	1,976,354	$197,635	$2,725,650	$8,750,095	$11,673,380

For the three months ended March 31, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

Net loss	—	—	—	(455,031)	(455,031)
Stock based compensation	—	—	1,920	—	1,920

BALANCE AT MARCH 31, 2019	1,983,553	$198,355	$2,724,944	$9,734,620	$12,657,919

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(587,006)	$(455,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	167,623	162,033
Amortization	9,454	8,932
Stock based compensation	3,688	1,920
Net gain on sale and disposal of equipment	(2,324)	(7,487)
Loss on intangible asset abandonment	—	343
Changes in working capital components:
Trade receivables	674,552	394,101
Inventories	(408,233)	(793,588)
Prepaid expenses and other assets	578,479	115,523
Income tax receivable	(244,254)	(110,553)
Accounts payable	1,575	212,578
Accrued expenses	(620,830)	(146,767)
Net cash used in operating activities	(427,276)	(617,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,125)	(117,075)
Proceeds from sales of equipment	18,297	12,396
Purchases of intangible assets	(3,423)	(2,797)
Purchases of short-term investments	—	(1,715,000)
Proceeds on sale of short-term investments	1,225,000	1,470,000
Net cash provided by (used in) investing activities	1,104,749	(352,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(35,682)	(35,419)
Net cash used in financing activities	(35,682)	(35,419)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	641,791	(1,005,891)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	963,649	1,623,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,605,440	$617,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,105	$19,367
Cash paid for income taxes, net	$5,325	$7,815

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2020, and the related condensed statements of operations for the three months ended March 31, 2020 and 2019, the condensed statements of stockholders' equity for the three months ended March 31, 2020 and 2019, and condensed cash flows for the three months ended March 31, 2020 and 2019, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2020, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

The Company has evaluated subsequent events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.  As a result of the novel strain of COVID-19 pandemic effect on the Company’s business as well as the businesses of its customers and suppliers, a significant decline in the Company’s business has occurred and that decline is expected to continue.  Although the Company continues to operate, the Company has experienced a significant decrease in sales activity, the future financial impact and duration cannot be reasonably estimated at this time.

2.	Short-Term Investments

The Company’s $980,000 of short-term investments at March 31, 2020 is comprised of 4 fully insured certificates of deposit with original maturities of five months and interest rates ranging from 1.60% to 1.70%.

3.	Inventories

The major components of inventories as of March 31, 2020 and December 31, 2019 were as follows:

	Mar 31, 2020	Dec 31, 2019

Raw materials	$1,436,769	$1,667,154
Work-in-progress	459,370	419,906
Finished goods	2,023,640	1,449,854
Reduction to LIFO cost	(1,331,010)	(1,356,378)

Total Inventories	$2,588,769	$2,180,536

4.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2020	Mar 31, 2019

Weighted average common shares outstanding	1,976,354	1,983,553
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,976,354	1,983,553

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

If the Company was in a net income position for the first three months of 2020, the computation of diluted income per share would exclude 23,750 options with a weighted average exercise price of $8.01 because the inclusion of these options would be anti-dilutive.

If the Company was in a net income position for the first three months of 2019, the computation of diluted income per share would exclude 18,000 options with a weighted average exercise price of $13.22 because the inclusion of these options would be anti-dilutive.

5.	Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock.  Of those shares, 10,500 were subject to outstanding options as of March 31, 2020.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 6,250 outstanding options granted under the 1995 were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool bringing the number of shares of common stock available for future awards under the 2019 Plan to 108,407.  As of March 31, 2020, 13,250 options have been granted under the 2019 Plan.

The Company charged compensation cost of approximately $3,700 against the loss for the three months ended March 31, 2020 and approximately $2,000 for the three months ended March 31, 2019.   As of March 31, 2020, there was approximately $37,400 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

 No stock options were exercised during the three months ended March 31, 2020 or March 31, 2019.

There were 10,000 options granted during the three months ended March 31, 2020 and there were no options granted during the three months ended March 31, 2019.  The fair value of options granted during the three months ended March 31, 2020 was estimated using the Black Scholes option pricing model with the following assumptions:

2020
Dividend yield	0
Expected volatility	40.3%
Expected life of option (years)	10
Risk-free interest rate	1.4%
Fair value of each option on grant date	$2.90

Stock option activity during the three months ended March 31, 2020 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	19,250	$11.32
Granted	10,000	5.67
Exercised	—	—
Expired and forfeited	(5,500)	15.33
Outstanding at March 31, 2020	23,750	$8.01
Exercisable at March 31, 2020	7,915	$11.09

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2020 was $0.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Chromaline, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Chromaline sells screen printing film, emulsions, and inkjet receptive film primarily to distributors and some end users.  IKONICS Imaging sells photo resistant film, art supplies, glass, and related abrasive etching equipment to both end users and distributors.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping.   The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,964,340	$970,099	$112,529	$450,224	$—	$3,497,192
Cost of goods sold	1,418,269	477,723	51,746	396,222	—	2,343,960
Gross profit	546,071	492,376	60,783	54,002	—	1,153,232
Selling general and administrative*	426,219	278,862	34,373	103,109	938,457	1,781,020
Research and development*	—	—	—	—	183,580	183,580
Income (loss) from operations	$119,852	$213,514	$26,410	$(49,107)	$(1,122,037)	$(811,368)

For the three months ended March 31, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,029,341	$1,088,806	$92,760	$317,784	$—	$3,528,691
Cost of goods sold	1,553,610	585,504	34,046	346,412	—	2,519,572
Gross profit	475,731	503,302	58,714	(28,628)	—	1,009,119
Selling general and administrative*	445,003	322,453	34,605	88,148	491,756	1,381,965
Research and development*	—	—	—	—	178,842	178,842
Income (loss) from operations	$30,728	$180,849	$24,109	$(116,776)	$(670,598)	$(551,688)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of March 31, 2020 and December 31, 2019 were as follows:

	Mar 31, 2020	Dec 31, 2019

Chromaline	$1,114,214	$1,916,066
IKONICS Imaging	282,082	304,791
DTX	60,764	13,919
AMS	416,284	252,363
Unallocated	(113,178)	(52,421)

Total	$1,760,166	$2,434,718

7.	Income Taxes

The Company records its interim provision for income taxes by applying its estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items recorded in the period. Deferred income taxes result from temporary differences between the reporting of amounts for financial statement purposes and income tax purposes. These differences relate primarily to different methods used for income tax reporting purposes, including for depreciation and amortization, warranty and vacation accruals, and deductions related to allowances for doubtful accounts receivable and inventory reserves. The provision for income taxes included current federal and state income tax expense, as well as deferred federal and state income tax expense.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2020, a valuation allowance of $214,000 has been recorded to reserve for deferred tax assets, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several tax provisions that, among other things, allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The tax effect of a change in tax law or rates on taxes payable or refundable for a prior year should be recognized as of the enactment date as tax expense (benefit) for the current year. Accordingly, the Company has recorded a tax benefit in the current period to recognize certain eligible net operating loss carryback claims.

The effective tax rate for the three months ended March 31, 2020 was a benefit of 28.9%, compared to a benefit of 18.4% for the three months ended March 31, 2019. The primary driver of the change in the Company’s effective tax rate is attributable to a tax benefit in the current period to recognize a net operating loss carryback claim.  The Company recorded an income tax benefit of $239,000 and a benefit of $103,000 for the three months ended March 31, 2020 and 2019, respectively.

The Company recognized the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2020, the Company has no unrecognized tax benefits.

This Company is not currently under examination in any jurisdiction. In the event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on the statement of operations.

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

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.  As of December 31, 2019, the Company was not in compliance with the debt service coverage ratio covenant, but obtained a waiver for the non-compliance.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning March 31, 2020.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by its strong working capital including cash, cash equivalents, and short-term investments of $2.6 million along with the Company's $2.0 million available line of credit as of March 31 2020.  However, the Company cannot reasonably estimate the future financial impact on its operations or working capital position given the recent downturn in business due to the coronavirus (COVID-19) pandemic.

In addition to the $3,415,000 in indebtedness pursuant to the Loan, the Company has a bank line of credit providing for borrowings of up to $2,050,000 which expires on August 30, 2021 and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2020 or 2019 and there were no borrowings outstanding as of March 31, 2020 or December 31, 2019.  There are no financial covenants related to the line of credit and the Company expects to obtain a similar line of credit when the current line of credit expires.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all assets of the Company.

9.	Subsequent Event

The Company evaluated its March 31, 2020 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued. As a result of the COVID-19 pandemic effect on the Company’s business as well as the businesses of its customers and suppliers, a significant decline in the Company’s business has occurred and that decline is expected to continue.  Although the Company continues to operate, the Company has experienced a significant decrease in sales activity, the future financial impact and duration cannot be reasonably estimated at this time.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. As part of The CARES Act, the Company secured a $1.2 million loan under the Paycheck Protection Program through the Small Business Administration (SBA).  The loan is designed to provide a direct incentive for small businesses to keep workers on their payroll.  The loan can be used for payroll, rent, mortgage interest or utilities for the eight weeks following the loan origination date.  The SBA may forgive all or part of the loan, if certain criteria are met.

IKONICS CORPORATION

  Cautionary Note Regarding Forward-Looking Statements

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements.  These forward-looking statements include but are not limited to statements relating to our future plans, objectives and results and the impact of the COVID-19 pandemic on our financial results and the effectiveness of the Company’s responses to the pandemic.  Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first quarter of 2020 and 2019.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Potential Impact of the COVID-19 Pandemic

The Company is closely monitoring the novel strain of coronavirus (COVID-19) pandemic and its potential impact on its business. The outbreak and continuing spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both nationally and globally. As part of intensifying efforts to contain the spread of COVID-19, a growing number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders and quarantines and company remote work policies have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact the Company directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt the Company's sales, production and supply chain.  For example, as a result of the COVID-19 pandemic, the Company began to experience decreased demand for its products and services during the three months ended March 31, 2020.  The Company anticipates a significant decrease in global demand for its products and services during second quarter of 2020 and beyond. This significant decrease in demand will likely have a material adverse impact on the Company's business, operating results and financial condition beginning with the second quarter of 2020.  The Company has been deemed an essential operation.  As a result, the Company’s facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures. The Company's leadership continues to address the rapidly evolving situation and is adjusting as necessary. The Company has also implemented necessary procedures to enable a significant portion of its employee base to work remotely.  As the situation evolves into a more prolonged pandemic,  the Company expects the COVID-19 pandemic to  have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on the Company's business, operating results and financial condition. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part II, Item 1A. “Risk Factors” below.

Critical Accounting Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  Therefore, the Company is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The accounting estimates, which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

Trade Receivables.  The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of the current credit information.  The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same collection history that has occurred in the past especially given the unpredictability of any effects related to the COVID-19 pandemic.  The general payment terms are net 30-45 days for domestic customers and net 30-90 days for foreign customers.  A small percentage of the trade receivables balance is denominated in a foreign currency with no concentration in any given country.  At the end of each reporting period, the Company analyzes the receivable balance for customers paying in a foreign currency.  These balances are adjusted to each quarter or year-end spot rate in accordance with FASB ASC 830, Foreign Currency Matters.  The Company also maintains a provision for any customer related returns based upon historical experience of actual returns and any specifically identified product issues, refunds or credits.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 31% of total sales during the first three months of 2020 and 26% during the first three months of 2019.

Results of Operations

Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019

Sales.  The Company’s 2020 first quarter sales of $3.5 million were $31,000, or 0.9%, lower than the 2019 first quarter sales of $3.5 million.  IKONICS Imaging 2020 first quarter sales of $970,000 decreased by 10.9% from first quarter 2019 sales of $1.1 million.  The IKONICS Imaging 2020 first quarter sales decrease is due to a COVID-19 related slowdown in domestic sales towards the end of the first quarter of 2020.  Chromaline sales for the first quarter of 2020 also decreased versus the first quarter due to COVID-19 related issues as 2020 Chromaline first quarter sales of $2.0 million were $65,000 lower than 2019 first quarter sales.  Partially offsetting these sales decreases, 2020 first quarter AMS sales increased from $318,000 in the first quarter of 2019 to $450,000, a $132,000 increase, due to higher sales to AMS' largest customers.  The Company was notified by AMS' largest customer that it will reduce order volume beginning in the second quarter of 2020 due to the COVID-19 pandemic.  DTX sales also increased in the first quarter from $93,000 in 2019 to $113,000 in 2020.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact sales in the second quarter of 2020 and beyond due to decreasing demand for its products and services.

Gross Profit.  Gross profit was $1.2 million, or 33.0% of sales, in the first quarter of 2020 compared to $1.0 million, or 28.6% of sales, for the same period in 2019.  The Chromaline gross margin increased from 23.4% in the first quarter of 2019 to 27.8% for the first quarter of 2020 while the IKONICS Imaging gross margin increased from 46.2% in the first quarter of 2019 to 50.8% in the first quarter of 2020.  Both the Chromaline and IKONICS Imaging gross margins in 2019 were unfavorably impacted by production issues caused by raw material shortages related to cold weather shipping issues.  Additionally, the Chromaline 2019 gross margin was negatively impacted by a $60,000 credit related to cold weather product damage and a less favorable sales mix.  An increase in sales volumes resulted in the AMS 2020 first quarter gross margin increasing to 12.0% from a negative 9.0% in 2019.  The 2020 and 2019 DTX gross margins were 54.0% and 63.3%, respectively as the 2020 DTX gross margin decreased due to increase in material waste costs.  IKONICS anticipates that the COVID-19 outbreak will adversely impact gross margins in the second quarter of 2020 and beyond as sales volumes decrease.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.8 million, or 50.9% of sales, in the first quarter of 2020 compared to $1.4 million, or 39.2% of sales, for the same period in 2019.  Selling, general and administrative expenses for the first quarter of 2020 increased primarily due to $365,000 of one-time costs related to the Chief Executive Officer transition which occurred in the first quarter of 2020.  These costs include severance payments, a signing bonus, relocation expenses and executive search consulting expenses.

Research and Development Expenses.  Research and development expenses during the first quarter of 2020 were $184,000, or 5.2% of sales, versus $179,000, or 5.1%, of sales for the same period in 2019.  The 2020 first quarter increase is due to additional research and development costs related to DTX product development projects.

Interest Expense.  Interest expense for the first quarter of 2020 and 2019 was $21,000 and $22,000, respectively.

Income Taxes.  For the first quarter of 2020, the Company realized an income tax benefit of $239,000, or an effective tax rate of 28.9%, compared to a benefit of $103,000, or an effective tax rate of 18.4% for the three months ended March 31, 2019.  The primary driver of the change in the Company’s effective tax rate is attributable to a tax benefit in the current period to recognize a net operating loss carryback claim as a result from the recently passed CARES Act.  The income tax provision for 2019 differs from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016, the Company has financed its operations principally with funds generated from operations.  These funds have been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $1.6 million and $960,000 at March 31, 2020 and December 31, 2019, respectively.  Operating activities used $427,000 in cash during the first three months of 2020 compared to using $618,000 of cash during the same period in 2019.  Cash used in operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2020, trade receivables decreased $675,000.  This decrease was due primarily to a slowdown in sales of products and services during the latter part of the 2020 first quarter, as a result of the aforementioned COVID-19 pandemic.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $408,000 due to higher finished goods levels as the Company experienced lower than expected sales towards the end of the first quarter of 2020.  Prepaid expenses and other assets decreased by $578,000 reflecting a decrease in a receivable related to the reimbursement of 2019 medical insurance costs that the Company received from its stop-loss insurance carrier.  Accrued expenses decreased $621,000, reflecting a decrease in the accrual for health insurance costs.  Accounts payable increased by $2,000 due to the timing of vendor payments.  Income taxes receivable increased by $244,000 as the Company recognized an income tax benefit attributable to a net operating loss carryback claim.

During the first three months of 2019, trade receivables decreased $394,000 from lower sales.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $794,000 due to higher finished goods and raw material levels as the Company was ramping up inventory levels to meet demand for the remainder of 2019 in addition to lower than expected first quarter sales.  Prepaid expenses and other assets decreased by $116,000, reflecting a decrease in a receivable related to the reimbursement of 2018 medical insurance costs that the Company received from its stop-loss insurance carrier.   Accounts payable increased by $213,000 due to the timing of vendor payments.  Accrued expenses decreased by $147,000, reflecting the timing of compensation payments while income taxes receivable increased by $111,000 due to the recognition of the 2019 first quarter tax benefit.

During the first three months of 2020, cash provided by investing activities was $1.1 million.  Five certificates of deposits totaling $1.2 million matured during the first three months of 2020.  The Company’s purchases of equipment of $135,000 were mainly for improvements to production and process capabilities and to replace a vehicle.  The Company received $18,000 in proceeds from the sale of a vehicle.  Also, during the first three months of 2020, the Company incurred $3,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”). Related to the Company’s Loan, the Company made principal payments of $36,000 during the first three months of 2020 and $35,000 during the first three months of 2019.

The Company is subject to certain customary covenants set forth in the Loan, including a requirement that the Company maintain a debt service coverage ratio as of the end of each calendar quarter of not less than 1.25 to 1.00 on a rolling four-quarter basis.  As of December 31, 2019, the Company was not in compliance with the debt service coverage ratio covenant, but obtained a waiver for the non-compliance.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.

A bank line of credit providing for borrowings of up to $2,050,000 expires August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2020 or 2019, and there were no borrowings outstanding as of March 31, 2020 or December 31, 2019.  There are no financial covenants related to the line of credit.

The Company anticipates a significant decrease in global demand for its products and services during second quarter of 2020 and beyond due to the COVID-19 pandemic. This significant decrease in demand will likely have a material adverse impact on the Company’s business, operating results and financial condition beginning with second quarter of 2020.  It is currently not possible to predict the future potential impact, or the extent of any impact, of the COVID-19 pandemic on the Company’s business, and on the global economy as a whole. It is also currently not possible to predict how long the COVID-19 pandemic will last or the time that it will take for economic activity to return to prior levels.

The Company believes that its strong working capital position (including cash, cash equivalents, and short-term investments of $2.6 million) along with the Company's $2.0 million available line of credit as of March 31, 2020 and the recently secured $1.2 million loan through the Small Business Administration (SBA) can help mitigate the negative impact of the COVID-19 pandemic.  However, the Company cannot reasonably estimate the future financial impact on its operations or working capital position given the recent downturn in business due to the COVID-19 pandemic.

Capital Expenditures

Through the first three months of 2020, the Company incurred $135,000 of capital expenditures mainly for improvements to production and process capabilities and to replace a vehicle.

The Company was planning additional capital expenditures in 2020 of approximately $204,000 including improvements to the Company's production capabilities, process improvements, information technology upgrades and two replacement vehicles.  With the recent downturn in business related to the COVID-19 pandemic, the Company anticipates that additional capital expenditures in 2020 will be significantly less than $204,000.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 31% of total sales during the first three months of 2020 and 26% during the first three months of 2019.  International sales during the first quarter of 2020 increased in certain Asian markets and in Europe.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2020 or 2019.

Future Outlook

See the discussion under the heading “Potential Impact of the COVID-19 Pandemic” above for the Company’s discussion of the COVID-19 pandemic.

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

The Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  However, the Company was notified by AMS' largest customer that it will reduce order volume beginning in the second quarter of 2020 due to the COVID-19 pandemic.

Both the Chromaline and IKONICS Imaging units remain profitable in mature markets. Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that the Company believes will contribute to growth.  Early in 2019, the Company introduced its new IKONART® product to positive reviews and is generating sales.  IKONART® provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made international growth challenging.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first three months of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  There have been no material changes or additions to our risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results, with the exception of the following new risk factor:

A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and could continue to have, a negative effect on the Company's operations, supply chain and workforce, creating business disruptions that could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

The pandemic caused by COVID-19 was first reported in Wuhan, China, in December 2019 and has since spread to all geographic regions where the Company’s products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020 driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers, has contributed to the volatility of financial markets. While the severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, impacts to the Company may include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for the Company’s products; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cyber security and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; and potential asset impairment charges. Business disruptions and market volatility resulting from the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020:

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

IKONICS CORPORATION

DATE: May 13, 2020	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance