Form 10-Q
period 2020-06-30
IKONICS CORP
filed 2020-08-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,976,354 shares outstanding as of August 7, 2020.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$2,978,109	$963,649
Short-term investments	—	2,205,000
Trade receivables, less allowance of $129,000 in 2020 and $58,000 in 2019	1,414,019	2,434,718
Inventories	2,681,940	2,180,536
Prepaid expenses and other assets	157,840	906,916
Income taxes receivable	248,380	1,369
Total current assets	7,480,288	8,692,188

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,585	9,556,984
Machinery and equipment	5,285,503	5,198,784
Office equipment	1,440,964	1,402,369
Vehicles	245,674	245,674
	16,528,726	16,403,811
Less accumulated depreciation	(8,814,234)	(8,487,827)
Total property, plant and equipment at cost, net	7,714,492	7,915,984

INTANGIBLE ASSETS, less accumulated amortization of $194,731 in 2020 and $181,609 in 2019	253,824	271,369
Total assets	$15,448,604	$16,879,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3,288,361	$133,287
Accounts payable	315,224	761,641
Accrued compensation	414,638	382,303
Other accrued liabilities	113,306	657,255
Total current liabilities	4,131,529	1,934,486

LONG-TERM LIABILITIES
Long-term debt, less current portion	681,510	2,688,357
Total liabilities	4,813,039	4,622,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,976,354 shares in 2020 and 2019.	197,635	197,635
Additional paid-in-capital	2,729,338	2,721,962
Retained earnings	7,708,592	9,337,101
Total stockholders' equity	10,635,565	12,256,698
Total liabilities and stockholders' equity	$15,448,604	$16,879,541

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET SALES	$2,572,439	$4,596,411	$6,069,631	$8,125,102

COST OF GOODS SOLD	2,187,544	3,167,982	4,531,504	5,687,554

GROSS PROFIT	384,895	1,428,429	1,538,127	2,437,548

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,202,307	1,338,861	2,983,327	2,720,826

RESEARCH AND DEVELOPMENT EXPENSES	201,234	270,465	384,814	449,307

LOSS FROM OPERATIONS	(1,018,646)	(180,897)	(1,830,014)	(732,585)

INTEREST EXPENSE	(24,623)	(22,515)	(46,107)	(44,790)

OTHER INCOME	1,766	17,303	8,683	33,497

LOSS BEFORE INCOME TAXES	(1,041,503)	(186,109)	(1,867,438)	(743,878)

INCOME TAX BENEFIT	—	(70,398)	(238,929)	(173,136)

NET LOSS	$(1,041,503)	$(115,711)	$(1,628,509)	$(570,742)

LOSS PER COMMON SHARE
Basic	$(0.53)	$(0.06)	$(0.82)	$(0.29)
Diluted	$(0.53)	$(0.06)	$(0.82)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,976,354	1,982,275	1,976,354	1,982,910
Diluted	1,976,354	1,982,275	1,976,354	1,982,910

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019 (unaudited)

For the three months ended June 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT MARCH 31, 2020	1,976,354	$197,635	$2,725,650	$8,750,095	$11,673,380

Net loss	—	—	—	(1,041,503)	(1,041,503)
Stock based compensation	—	—	3,688	—	3,688

BALANCE AT JUNE 30, 2020	1,976,354	$197,635	$2,729,338	$7,708,592	$10,635,565

For the three months ended June 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT MARCH 31, 2019	1,983,553	$198,355	$2,724,944	$9,734,620	$12,657,919

Net loss	—	—	—	(115,711)	(115,711)
Common stock repurchased	(2,742)	(274)	(3,765)	(16,930)	(20,969)
Stock based compensation	—	—	1,920	—	1,920

BALANCE AT JUNE 30, 2019	1,980,811	$198,081	$2,723,099	$9,601,979	$12,523,159

For the six months ended June 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

Net loss	—	—	—	(1,628,509)	(1,628,509)
Stock based compensation	—	—	7,376	—	7,376

BALANCE AT JUNE 30, 2020	1,976,354	$197,635	$2,729,338	$7,708,592	$10,635,565

For the six months ended June 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

Net loss	—	—	—	(570,742)	(570,742)
Common stock repurchased	(2,742)	(274)	(3,765)	(16,930)	(20,969)
Stock based compensation	—	—	3,840	—	3,840

BALANCE AT JUNE 30, 2019	1,980,811	$198,081	$2,723,099	$9,601,979	$12,523,159

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,628,509)	$(570,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	335,435	321,062
Amortization	18,452	24,308
Stock based compensation	7,376	3,840
Net gain on sale and disposal of equipment	(2,324)	(8,481)
Loss on intangible asset abandonment	16,906	71,600
Changes in working capital components:
Trade receivables	1,020,699	(8,230)
Inventories	(501,404)	(465,661)
Prepaid expenses and other assets	749,076	113,037
Income tax receivable	(247,011)	(182,451)
Accounts payable	(446,417)	(114,104)
Accrued expenses	(511,614)	46,897
Net cash used in operating activities	(1,189,335)	(768,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149,916)	(230,570)
Proceeds from sales of equipment	18,297	15,596
Purchases of intangible assets	(12,483)	(6,322)
Purchases of short-term investments	—	(3,185,000)
Proceeds on sale of short-term investments	2,205,000	2,940,000
Net cash provided by (used in) investing activities	2,060,898	(466,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,214,500	—
Payment on long-term debt	(71,603)	(69,761)
Repurchase of common stock	—	(20,969)
Net cash provided by (used in) financing activities	1,142,897	(90,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,014,460	(1,325,951)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	963,649	1,623,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,978,109	$297,186

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$37,998	$39,812
Cash paid for income taxes, net	$8,082	$9,315

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2020, and the related condensed statements of operations for the three and six months ended June 30, 2020 and 2019, the condensed statements of stockholders' equity for the three and six months ended June 30, 2020 and 2019, and condensed cash flows for the six months ended June 30, 2020 and 2019, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2020, and the results of operations and cash flows for all periods presented.

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

The Company relies on cash flow generated from operations and available borrowings under its bank line of credit to fund its working capital and other operating and investing needs.  The Company’s ability to borrow under the bank line of credit is based on its continued compliance with its debt service coverage ratio covenant, as defined.

The full extent of the effect of the COVID-19 pandemic on the Company’s customers, supply chain and business cannot be reasonably assessed at this time although the Company expects its full year 2020 results of operations to be adversely affected. The Company has developed a plan to mitigate the impact of COVID-19 which includes the implementation of a series of specific and identified cost reductions, in addition to actions already taken, including further reducing its direct and indirect operating costs. The impact of COVID-19 on the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic.

Based on the Company’s current cash position, and expected future cash flows, the Company believes it will have sufficient cash to funds its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

The Company has evaluated subsequent events occurring after the date of the financial statements for events requiring recording or disclosure in the financial statements.  As a result of the novel strain of COVID-19 pandemic effect on the Company’s business as well as the businesses of its customers and suppliers, a significant decline in the Company’s business has occurred and that decline is expected to continue.  Although the Company continues to operate, the Company has experienced a significant decrease in sales activity, and the future financial impact and duration cannot be reasonably estimated at this time.

2.	Inventories

The major components of inventories as of June 30, 2020 and December 31, 2019 were as follows:

	Jun 30, 2020	Dec 31, 2019

Raw materials	$1,511,629	$1,667,154
Work-in-progress	475,194	419,906
Finished goods	2,013,510	1,449,854
Reduction to LIFO cost	(1,318,393)	(1,356,378)

Total Inventories	$2,681,940	$2,180,536

3.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Jun 30, 2020	Jun 30, 2019

Weighted average common shares outstanding	1,976,354	1,982,275
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,976,354	1,982,275

	Six Months Ended
	Jun 30, 2020	Jun 30, 2019

Weighted average common shares outstanding	1,976,354	1,982,910
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,976,354	1,982,910

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

If the Company was in a net income position for the three and six months ended June 30, 2020, all 21,500 options outstanding with a weighted average exercise price of $7.38 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

If the Company was in a net income position for the three and six months ended June 30, 2019, all 16,000 options outstanding with a weighted average exercise price of $12.17 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

4.	Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock.  Of those shares, 8,250 were subject to outstanding options as of June 30, 2020.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 8,500 outstanding options granted under the 1995 Plan were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool bringing the number of shares of common stock available for future awards under the 2019 Plan to 110,657.  As of June 30, 2020, 13,250 options have been granted under the 2019 Plan.

The Company charged compensation cost of approximately $7,400 against the loss for the six months ended June 30, 2020 and approximately $3,800 for the six months ended June 30, 2019.   As of June 30, 2020, there was approximately $33,700 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

 No stock options were exercised during the six months ended June 30, 2020 or June 30, 2019.

There were 10,000 options granted during the six months ended June 30, 2020 and there were no options granted during the six months ended June 30, 2019.  The fair value of options granted during the six months ended June 30, 2020 was estimated using the Black Scholes option pricing model with the following assumptions:

2020
Dividend yield	0
Expected volatility	40.3%
Expected life of option (years)	10
Risk-free interest rate	1.4%
Fair value of each option on grant date	$2.90

Stock option activity during the six months ended June 30, 2020 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	19,250	$11.32
Granted	10,000	5.67
Exercised	—	—
Expired and forfeited	(7,750)	14.96
Outstanding at June 30, 2020	21,500	$7.38
Exercisable at June 30, 2020	7,333	$9.66

There was not aggregate intrinsic value to the options outstanding and exercisable at June 30, 2020.

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,619,986	$625,800	$49,053	$277,600	$—	$2,572,439
Cost of goods sold	1,407,362	419,985	24,346	335,851	—	2,187,544
Gross profit (loss)	212,624	205,815	24,707	(58,251)	—	384,895
Selling general and administrative*	366,136	224,573	30,059	57,035	524,504	1,202,307
Research and development*	—	—	—	—	201,234	201,234
Loss from operations	$(153,512)	$(18,758)	$(5,352)	$(115,286)	$(725,738)	$(1,018,646)

For the three months ended June 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,107,116	$958,128	$112,601	$418,566	$—	$4,596,411
Cost of goods sold	2,280,224	501,006	51,547	335,205	—	3,167,982
Gross profit	826,892	457,122	61,054	83,361	—	1,428,429
Selling general and administrative*	467,091	248,050	34,761	88,362	500,597	1,338,861
Research and development*	—	—	—	—	270,465	270,465
Income (loss) from operations	$359,801	$209,072	$26,293	$(5,001)	$(771,062)	$(180,897)

For the six months ended June 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,584,326	$1,595,899	$161,582	$727,824	$—	$6,069,631
Cost of goods sold	2,825,631	897,708	76,092	732,073	—	4,531,504
Gross profit (loss)	758,695	698,191	85,490	(4,249)	—	1,538,127
Selling general and administrative*	792,355	503,435	64,432	160,144	1,462,961	2,983,327
Research and development*	—	—	—	—	384,814	384,814
Income (loss) from operations	$(33,660)	$194,756	$21,058	$(164,393)	$(1,847,775)	$(1,830,014)

For the six months ended June 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,136,457	$2,046,934	$205,361	$736,350	$—	$8,125,102
Cost of goods sold	3,833,834	1,086,510	85,593	681,617	—	5,687,554
Gross profit	1,302,623	960,424	119,768	54,733	—	2,437,548
Selling general and administrative*	912,094	570,503	69,366	176,510	992,353	2,720,826
Research and development*	—	—	—	—	449,307	449,307
Income (loss) from operations	$390,529	$389,921	$50,402	$(121,777)	$(1,441,660)	$(732,585)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of June 30, 2020 and December 31, 2019 were as follows:

	Jun 30, 2020	Dec 31, 2019

Chromaline	$1,097,348	$1,916,066
IKONICS Imaging	193,653	304,791
DTX	38,912	13,919
AMS	182,333	252,363
Unallocated	(98,227)	(52,421)

Total	$1,414,019	$2,434,718

6.	Income Taxes

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2020, a full valuation allowance has been recorded to reserve for deferred tax assets entirely, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several tax provisions that, among other things, allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The tax effect of a change in tax law or rates on taxes payable or refundable for a prior year should be recognized as of the enactment date as tax expense (benefit) for the current year. Accordingly, the Company has recorded a tax benefit in the current period to recognize certain eligible net operating loss carryback claims.

The effective tax rate for the three months ended June 30, 2020 was 0.0%, compared to a benefit of 37.8% for the three months ended June 30, 2019.  The primary driver of the change in the Company's effective tax rate is attributable to maintaining a full valuation allowance that was established in the third quarter of 2019.  The Company recorded an income tax benefit of $0 and a benefit of $70,000 for the three months ended June 30, 2020 and 2019, respectively.

The effective tax rate for the six months ended June 30, 2020 was a benefit of 12.8%, compared to a benefit of 23.3% for the six months ended June 30, 2019. The primary driver of the change in the Company’s effective tax rate is attributable to a tax benefit in the current period to recognize a net operating loss carryback claim.  The Company recorded an income tax benefit of $239,000 and a benefit of $173,000 for the six months ended June 30, 2020 and 2019, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2020, the Company has no unrecognized tax benefits.

This Company is not currently under examination in any jurisdiction. In the event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on the statement of operations.

7.	Long-Term Debt

Duluth Economic Development Authority Loan

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

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2019, the Company was not in compliance with the debt service coverage ratio covenant, but obtained a waiver for the non-compliance.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning March 31, 2020.  The Company believes it will be in violation of the debt service coverage ratio, and there is no certainty that a waiver will be obtained for the violations.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  Additionally, certain holders of the Bonds issued in 2016 have the ability to redeem the Bonds beginning in April 2020.  Therefore, as of June 30, 2020 the Company reclassified the entire Loan from long-term debt to a short-term liability.

Paycheck Protection Program Loan

On April 18, 2020, Company entered into a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of $1,214,500 (the “PPP Loan”), was disbursed by BMO Harris Bank National Association (“Lender”) on April 22, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The Company did not provide any collateral or guarantees in connection with the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement provides for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company.  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%.  The Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

The Company accounts for the PPP Loan as debt in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 470, Debt and accrues interest in accordance with the interest method under FASB ASC 835-30.  If the loan is forgiven in part or in whole, and legal release is received, the Company will reduce the liability by the amount forgiven and record a gain on extinguishment in the statement of operations.

Line of Credit

The Company also has a bank line of credit providing for borrowings of up to $2,050,000 which expires on August 30, 2021 and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2020 or 2019 and there were no borrowings outstanding as of June 30, 2020 or December 31, 2019.  There are no financial covenants related to the line of credit.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2020 and the first six months of 2020, as well as the same periods of 2019.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Impact of the COVID-19 Pandemic

The Company is closely monitoring the novel strain of coronavirus (COVID-19) pandemic and its impact on its business. The outbreak and continuing spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both nationally and globally. As part of intensifying efforts to contain the spread of COVID-19, a growing number of state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders and quarantines and company remote work policies have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact the Company directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt the Company's sales, production and supply chain.  For example, as a result of the COVID-19 pandemic, the Company began to experience decreased demand for its products and services during the six months ended June 30, 2020.  The Company anticipates a significant decrease in global demand for its products and services during second half of 2020 and beyond. This significant decrease in demand will likely have a material adverse impact on the Company's business, operating results and financial condition.  The Company has been deemed an essential operation.  As a result, the Company’s facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures. The Company's leadership continues to address the rapidly evolving situation and is adjusting as necessary. The Company has also implemented necessary procedures to enable a significant portion of its employee base to work remotely.  As the situation evolves into a more prolonged pandemic, the Company expects the COVID-19 pandemic to have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on the Company's business, operating results and financial condition. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part II, Item 1A. “Risk Factors” below.  To partially mitigate the negative impact of the COVID-19 pandemic, the Company implemented cost reduction efforts including furloughing approximately 40% of the Company's workforce, reductions in board and officer compensation, suspension of the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 34% of total sales during the first six months of 2020 and 29% during the first six months of 2019.

Results of Operations

Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019

Sales.  The Company’s 2020 second quarter sales of $2.6 million were $2.0 million, or 44.0%, lower than the 2019 second quarter sales of $4.6 million.  Each of the Company's divisions were negatively impacted by the slow down in economic activity due to the COVID-19 pandemic.  Chromaline's 2020 second quarter sales of $1.6 million decreased by 47.9% from second quarter 2019 sales of $3.1 million.  IKONICS Imaging sales for the second quarter of 2020 also decreased versus the second quarter of 2019 as 2020 IKONICS Imaging second quarter sales of $626,000 were $332,000, or 34.7%, lower than 2019 second quarter sales.  After a strong first quarter, AMS realized lower second quarter sales.  Second quarter AMS sales in 2020 were $278,000 compared to $419,000 for the same period last year, a $141,000 decrease.  DTX second quarter sales also decreased from $113,000 in 2019 to $49,000 in 2020.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact sales in the second half of 2020 and beyond due to decreasing demand for its products and services.

Gross Profit.  Gross profit was $385,000, or 15.0% of sales, in the second quarter of 2020 compared to $1.4 million, or 31.1% of sales, for the same period in 2019.  The Chromaline gross margin decreased from 26.6% in the second quarter of 2019 to 13.1% for the second quarter of 2020 while the IKONICS Imaging gross margin decreased from 47.7% in the second quarter of 2019 to 32.9% in the second quarter of 2020.  Both the Chromaline and IKONICS Imaging gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic.  A decrease in sales volumes resulted in the AMS 2020 second quarter gross margin decreasing to a negative 21.0% from a 19.9% in 2019.  The 2020 and 2019 second quarter DTX gross margins were 50.4% and 54.2%, respectively.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact gross margins in the second half of 2020 and beyond due to both lower sales volumes and production levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.2 million, or 46.7% of sales, in the second quarter of 2020 compared to $1.3 million, or 29.1% of sales, for the same period in 2019.  Selling, general and administrative expenses for the second quarter of 2020 decreased primarily due to a reduction in travel, trade show, promotional and consulting expenses.   The Company expects lower selling, general and administrative expenses in the second half of 2020 as it continues its costs reduction efforts including furloughing approximately 40% of the Company's workforce, reductions in board and officer compensation, suspension of the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.

Research and Development Expenses.  Research and development expenses during the second quarter of 2020 were $201,000, or 7.8% of sales, versus $270,000, or 5.9%, of sales for the same period in 2019.  Research and development expenses in the second quarter of 2019 were unfavorably impacted by a $72,000 write off of patent application costs that were previously recorded as an asset as the Company determined that it would no longer continue to pursue those patent applications.

Interest Expense.  Interest expense for the second quarter of 2020 and 2019 was $25,000 and $23,000, respectively.

Income Taxes.  For the second quarter of 2020, the Company realized an income tax benefit of $0, compared to a benefit of $70,000, or an effective tax rate of 37.8% for the three months ended June 30, 2019.  The primary driver of the change in the Company’s effective tax rate is attributable to a valuation allowance recorded in the current period to offset any income tax benefit from current losses.  The income tax provision for 2019 differs from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Sales.  The Company’s 2020 first half sales of $6.1 million were $2.1 million, or 25.3%, lower than the 2019 first half sales of $8.1 million due to the slowdown in economic activity related to the COVID-19 pandemic.   Chromaline 2020 sales for the first six months of $3.6 million decreased by 30.2% from 2019 first half sales of $5.1 million.  IKONICS Imaging first half sales of $1.6 million in 2020 were $451,000, or 22.0% lower than sales for the first six months of 2019.  DTX sales also decreased in the first half of 2020 from $205,000 in 2019 to $162,000 in 2020.  AMS sales for the first six months of 2020 were $728,000 compared to $736,000 for the first half of 2019.  The Company was notified by AMS's largest customer that orders will be significantly reduced in second half of 2020 and into 2021 due to the COVID-19 pandemic.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact sales in all of its divisions in the second half of 2020 and beyond due to decreasing demand for its products and services.

Gross Profit.  Gross profit was $1.5 million, or 25.3% of sales, in the first half of 2020 compared to $2.4 million, or 30.0% of sales, for the same period in 2019.  The Chromaline gross margin decreased from 25.4% in the first half of 2019 to 21.2% for the first six months of 2020 while the IKONICS Imaging gross margin decreased from 46.9% in the first half of 2019 to 43.7% in the first half of 2020.  Both the Chromaline and IKONICS Imaging gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic.  A price decrease for AMS' largest selling product resulted in its gross margin decreasing from 7.4% in first half of 2019 to a negative 0.6% for the first six months of 2020.  The 2020 and 2019 first half DTX gross margins were 52.9% and 58.3%, respectively.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact gross margins in the second half of 2020 and beyond as sales volumes and production output decreases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.0 million, or 49.2% of sales, in the first half of 2020 compared to $2.7 million, or 33.5% of sales, for the same period in 2019.  Selling, general and administrative expenses for the first half of 2020 increased primarily due to $365,000 of one-time costs related to the Chief Executive Officer transition occurring in the first half of 2020.  These costs include severance payments, a signing bonus, relocation expenses and executive search consulting expenses.  Lower travel, trade show, and promotional expense in the first half of 2020 partially offset the expense increase related to the Chief Executive Officer transition.

Research and Development Expenses.  Research and development expenses during the first half of 2020 were $385,000, or 6.3% of sales, versus $449,000, or 5.5%, of sales for the same period in 2019.  Research and development expenses in the first half of 2019 were unfavorably impacted by a $72,000 write off of patent application costs that were previously recorded as an asset as the Company determined that it would no longer continue to pursue those patent applications.

Interest Expense.  Interest expense for the first six months of 2020 and 2019 was $46,000 and $45,000, respectively.

Income Taxes.  For the first half of 2020, the Company realized an income tax benefit of $239,000, or an effective tax rate of 12.8%, compared to a benefit of $173,000, or an effective tax rate of 23.3% for the six months ended June 30, 2019.  The primary driver of the change in the Company’s effective tax rate is attributable to a tax benefit in the current period to recognize a net operating loss carryback claim as a result from the recently passed CARES Act.  The income tax provision for 2019 differs from the expected tax benefit due to unfavorable non-deductible items and generation of research and development tax credits.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016 and the $1.2 million Paycheck Protection loan, the Company has financed its operations principally with funds generated from operations.  These funds have historically been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash and cash equivalents were $3.0 million and $960,000 at June 30, 2020 and December 31, 2019, respectively.  Operating activities used $1.2 million in cash during the first six months of 2020 compared to using $769,000 of cash during the same period in 2019.  Cash used in operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2020, trade receivables decreased by $1.0 million.  This decrease was due primarily to a slowdown in sales of products and services during the first six months of 2020, as a result of the aforementioned COVID-19 pandemic.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $501,000 due to higher finished goods levels as the Company experienced lower than expected sales during the first half of 2020.  Prepaid expenses and other assets decreased by $749,000 reflecting a decrease in a receivable related to the reimbursement of 2019 medical insurance costs that the Company received from its stop-loss insurance carrier.  Accrued expenses decreased $512,000, reflecting a decrease in the accrual for health insurance costs.  Accounts payable decreased by $446,000 due to the Company's cost reduction efforts and a reduction in raw material purchases in anticipation of lower sales volumes.  Income taxes receivable increased by $247,000 as the Company recognized an income tax benefit attributable to a net operating loss carryback claim.

During the first six months of 2019, trade receivables increased $8,000.  Inventories increased by $466,000 due to higher finished goods and raw material levels as the Company was ramping up inventory levels to meet demand for the remainder of 2019 in addition to lower than expected sales for the first half of 2019.  Prepaid expenses and other assets decreased by $113,000, reflecting a decrease in a receivable related to the reimbursement of 2018 medical insurance costs that the Company received from its stop-loss insurance carrier.   Accounts payable decreased by $114,000 due to the timing of vendor payments.  Accrued expenses increased by $47,000, reflecting the timing of compensation payments while income taxes receivable increased by $182,000 due to the recognition of the 2019 first six month tax benefit.

During the first six months of 2020, cash provided by investing activities was $2.0 million.  Nine certificates of deposits totaling $2.2 million matured during the first six months of 2020.  The Company’s purchases of equipment of $150,000 were mainly for improvements to production and process capabilities and to replace a vehicle.  The Company received $18,000 in proceeds from the sale of a vehicle.  Also, during the first six months of 2020, the Company incurred $12,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

On April 18, 2020, the Company entered into a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of $1,214,500 (the “PPP Loan”), was disbursed by BMO Harris Bank National Association (“Lender”) on April 22, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).

The PPP Loan matures on the two-year anniversary of the funding date and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence after the six-month anniversary of the funding date. The Company did not provide any collateral or guarantees in connection with the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note and Agreement provides for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Loan at any time without incurring any prepayment charges.

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company.  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”). Related to the Company’s Loan, the Company made principal payments of $72,000 during the first six months of 2020 and $70,000 during the first six months of 2019.

The Company is subject to certain customary covenants set forth in the Loan, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2019, the Company was not in compliance with the debt service coverage ratio covenant, but obtained a waiver for the non-compliance.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by its strong working capital including cash and cash equivalents of $3.0 million along with the Company's $2.0 million available line of credit as of June 30, 2020.  However, the Company cannot reasonably estimate the future financial impact on its operations or working capital position given the recent downturn in business due to the coronavirus (COVID-19) pandemic.

A bank line of credit providing for borrowings of up to $2,050,000 expires August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2020 or 2019, and there were no borrowings outstanding as of June 30, 2020 or December 31, 2019.  There are no financial covenants related to the line of credit.

The Company relies on cash flow generated from operations and available borrowings under its bank line of credit to fund its working capital and other operating and investing needs.  The Company’s ability to borrow under the bank line of credit is based on its continued compliance with its debt service coverage ratio covenant, as defined.

The full extent of the effect of the COVID-19 pandemic on the Company’s customers, supply chain and business cannot be reasonably assessed at this time although the Company expects its full year 2020 results of operations to be adversely affected. The Company has developed a plan to mitigate the impact of COVID-19 which includes furloughing approximately 40% of the Company's workforce, reductions in board and officer compensation, suspension of the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.  The impact of COVID-19 on the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic.

Based on the Company’s current cash position, and expected future cash flows, the Company believes it will have sufficient cash to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

Capital Expenditures

Through the first six months of 2020, the Company incurred $150,000 of capital expenditures mainly for improvements to production and process capabilities and to replace a vehicle.

The Company was planning additional capital expenditures in 2020 of approximately $200,000 including improvements to the Company's production capabilities, process improvements, information technology upgrades and two replacement vehicles.  With the recent downturn in business related to the COVID-19 pandemic, the Company anticipates that additional capital expenditures in 2020 will be minimal.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 34% of total sales during the first six months of 2020 and 29% during the first six months of 2019.  International sales during the first half of 2020 were slightly less impacted by the COVID-19 pandemic when compared to domestic sales.  The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

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

Future Outlook

See the discussion under the heading “Impact of the COVID-19 Pandemic” above for the Company’s discussion of the COVID-19 pandemic.

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

The Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  However, the Company was notified by AMS' largest customer that it will reduce order volume for the remainder of 2020 and into 2021 due to the COVID-19 pandemic.

Both the Chromaline and IKONICS Imaging units operate in mature markets.  Although these business units require aggressive strategies to grow market share, both are developing new products and business relationships that the Company believes will contribute to growth.  Early in 2019, the Company introduced its new IKONART® product to positive reviews and is generating sales.  IKONART® provides a new way to make custom reusable stencils for the creative arts markets.  In addition to its traditional emphasis on domestic markets, the Company will continue efforts to grow its business internationally by attempting to develop new markets and expanding market share where it has already established a presence. However, the strong U.S. dollar has made international growth challenging.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first six months of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and we believe will continue to have, a negative effect on the Company's operations, supply chain and workforce, creating business disruptions that could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

The pandemic caused by COVID-19 was first reported in Wuhan, China, in December 2019 and has since spread to all geographic regions where the Company’s products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020 driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers, has contributed to the volatility and disruption of financial markets. While the severity and duration of the COVID-19 pandemic remain uncertain, impacts to the Company may include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for the Company’s products; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cyber security and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; and potential asset impairment charges. Business disruptions and market volatility resulting from the COVID-19 pandemic could have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

The Company received funding under the Coronavirus Aid, Relief and Economic Security (CARES) Act and there is no guarantee that the Company will not become subject to penalties or that the Company will be able to attain loan forgiveness, in whole or in part.

On April 18, 2020, the Company executed a promissory note in favor of BMO Harris Bank evidencing an unsecured loan in the aggregate principal amount of $1,214,500, which was made pursuant to the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act, which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration, or the SBA. All the funds under the loan were disbursed to the Company on April 22, 2020. The Company intends to use all proceeds from the loan to retain employees, maintain payroll and make rental and utility payments.

The promissory note provides for a fixed interest rate of one percent per year with a maturity date of April 18, 2022. Monthly principal and interest payments due on the loan are deferred for a six-month period beginning from the date of disbursement. The loan may be prepaid by the Company at any time prior to April 18, 2022 with no prepayment penalties or premiums.

Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. If the loan is not forgiven, we will be required to repay the outstanding principal, along with accrued interest. The Company will carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will ultimately apply for or obtain forgiveness of the PPP loan in whole or in part.

The PPP loan application required the Company to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. On April 18, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The Company made the certification in good faith after analyzing its financial situation and access to capital and believe that it has satisfied all eligibility criteria for the PPP loan, but the SBA guidance and criteria is subject to interpretation and if the Company is found to be ineligible, the Company could be subject to significant penalties and required to repay the loan. If the Company became subject to penalties or are not able to attain loan forgiveness, it could result in harm to its business, results of operation and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020:

Exhibit	Description
3.1

Restated Articles of Incorporation of Company, as amended. (Incorporated by reference to the like numbered Exhibit to the Company’s Registration Statement on Form 10-SB filed with the Commission on April 7, 1999 (File No. 000-25727).)

3.2	Amended and Restated By-Laws of the Company, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2018 (File No. 000-25757).)
10.1	Promissory Note dated April 18, 2020, issued by the Company, as Borrower, payable to BMO Harris Bank National Association, as Lender (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2020 (File No. 000-25757).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: August 12, 2020	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance