Form 10-Q
period 2020-09-30
IKONICS CORP
filed 2020-11-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended  September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,976,354 shares outstanding as of November 7, 2020.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$3,500,883	$963,649
Short-term investments	—	2,205,000
Trade receivables, less allowance of $81,000 in 2020 and $58,000 in 2019	1,417,217	2,434,718
Inventories	2,155,813	2,180,536
Prepaid expenses and other assets	160,700	906,916
Income taxes receivable	241,451	1,369
Total current assets	7,476,064	8,692,188

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,586	9,556,984
Machinery and equipment	5,285,503	5,198,784
Office equipment	1,440,964	1,402,369
Vehicles	245,674	245,674
	16,528,727	16,403,811
Less accumulated depreciation	(8,978,698)	(8,487,827)
Total property, plant and equipment at cost, net	7,550,029	7,915,984

INTANGIBLE ASSETS, less accumulated amortization of $201,065 in 2020 and $181,609 in 2019	247,983	271,369
Total assets	$15,274,076	$16,879,541

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$3,458,519	$133,287
Accounts payable	459,129	761,641
Accrued compensation	355,305	382,303
Other accrued liabilities	158,732	657,255
Total current liabilities	4,431,685	1,934,486

LONG-TERM LIABILITIES
Long-term debt, less current portion	478,060	2,688,357
Total liabilities	4,909,745	4,622,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,976,354 shares in 2020 and 2019.	197,635	197,635
Additional paid-in-capital	2,732,100	2,721,962
Retained earnings	7,434,596	9,337,101
Total stockholders' equity	10,364,331	12,256,698
Total liabilities and stockholders' equity	$15,274,076	$16,879,541

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET SALES	$3,134,984	$4,530,361	$9,204,615	$12,655,463

COST OF GOODS SOLD	2,261,205	3,118,299	6,792,709	8,805,853

GROSS PROFIT	873,779	1,412,062	2,411,906	3,849,610

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	979,773	1,347,404	3,963,100	4,068,230

RESEARCH AND DEVELOPMENT EXPENSES	136,520	218,467	521,334	667,774

LOSS FROM OPERATIONS	(242,514)	(153,809)	(2,072,528)	(886,394)

INTEREST EXPENSE	(24,592)	(22,799)	(70,699)	(67,589)

OTHER INCOME	39	16,225	8,722	49,722

LOSS BEFORE INCOME TAXES	(267,067)	(160,383)	(2,134,505)	(904,261)

INCOME TAX EXPENSE (BENEFIT)	6,929	2,361	(232,000)	(170,775)

NET LOSS	$(273,996)	$(162,744)	$(1,902,505)	$(733,486)

LOSS PER COMMON SHARE
Basic	$(0.14)	$(0.08)	$(0.96)	$(0.37)
Diluted	$(0.14)	$(0.08)	$(0.96)	$(0.37)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,976,354	1,978,926	1,976,354	1,981,568
Diluted	1,976,354	1,978,926	1,976,354	1,981,568

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019 (unaudited)

For the three months ended September 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT JUNE 30, 2020	1,976,354	$197,635	$2,729,338	$7,708,592	$10,635,565

Net loss	—	—	—	(273,996)	(273,996)
Stock based compensation	—	—	2,762	—	2,762

BALANCE AT SEPTEMBER 30, 2020	1,976,354	$197,635	$2,732,100	$7,434,596	$10,364,331

For the three months ended September 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT JUNE 30, 2019	1,980,811	$198,081	$2,723,099	$9,601,979	$12,523,159

Net loss	—	—	—	(162,744)	(162,744)
Common stock repurchased	(4,457)	(446)	(6,118)	(22,063)	(28,627)
Stock based compensation	—	—	2,490	—	2,490

BALANCE AT SEPTEMBER 30, 2019	1,976,354	$197,635	$2,719,471	$9,417,172	$12,334,278

For the nine months ended September 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

Net loss	—	—	—	(1,902,505)	(1,902,505)
Stock based compensation	—	—	10,138	—	10,138

BALANCE AT SEPTEMBER 30, 2020	1,976,354	$197,635	$2,732,100	$7,434,596	$10,364,331

For the nine months ended September 30, 2019:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2018	1,983,553	$198,355	$2,723,024	$10,189,651	$13,111,030

Net loss	—	—	—	(733,486)	(733,486)
Common stock repurchased	(7,199)	(720)	(9,883)	(38,993)	(49,596)
Stock based compensation	—	—	6,330	—	6,330

BALANCE AT SEPTEMBER 30, 2019	1,976,354	$197,635	$2,719,471	$9,417,172	$12,334,278

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,902,505)	$(733,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	499,899	476,906
Amortization	27,445	33,662
Stock based compensation	10,138	6,330
Net gain on sale and disposal of equipment	(2,325)	(8,481)
Deferred income taxes	—	(183,000)
Loss on intangible asset abandonment	16,906	87,122
Changes in working capital components:
Trade receivables	1,017,501	3,775
Inventories	24,723	(526,853)
Prepaid expenses and other assets	746,216	(577,492)
Income tax receivable	(240,082)	2,768
Accounts payable	(302,512)	124,992
Accrued expenses	(525,521)	674,194
Net cash used in operating activities	(630,117)	(619,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149,916)	(333,535)
Proceeds from sales of equipment	18,297	15,596
Purchases of intangible assets	(12,976)	(17,528)
Purchases of short-term investments	—	(4,165,000)
Proceeds on sale of short-term investments	2,205,000	4,410,000
Net cash provided by (used in) investing activities	2,060,405	(90,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	1,214,500	—
Payment on long-term debt	(107,554)	(104,772)
Repurchase of common stock	—	(49,596)
Net cash provided by (used in) financing activities	1,106,946	(154,368)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,537,234	(864,398)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	963,649	1,623,137

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,500,883	$758,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$56,834	$59,889
Cash paid for income taxes, net	$8,082	$9,457

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2020, and the related condensed statements of operations for the three and nine months ended September 30, 2020 and 2019, the condensed statements of stockholders' equity for the three and nine months ended September 30, 2020 and 2019, and condensed cash flows for the nine months ended September 30, 2020 and 2019, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2020, and the results of operations and cash flows for all periods presented.

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

The Company relies on cash flow generated from operations and available borrowings under its bank line of credit to fund its working capital and other operating and investing needs.  The Company’s ability to borrow under the bank line of credit is based on its continued compliance with its debt service coverage ratio covenant, as defined, and its ability to continue to renew the maturity date of the bank line of credit.

The full extent of the effect of the COVID-19 pandemic on the Company’s customers, supply chain and business cannot be reasonably assessed at this time although the Company's 2020 results of operations will be adversely affected. The Company has developed a plan to mitigate the impact of COVID-19 which includes the implementation of a series of specific and identified cost reductions, in addition to actions already taken, including further reducing its direct and indirect operating costs. The impact of COVID-19 on the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic.

Based on the Company’s current cash position, and expected future cash flows, the Company believes it will have sufficient cash to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed financial statements.

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

2.	Inventories

The major components of inventories as of September 30, 2020 and December 31, 2019 were as follows:

	Sep 30, 2020	Dec 31, 2019

Raw materials	$1,477,132	$1,667,154
Work-in-progress	449,592	419,906
Finished goods	1,517,561	1,449,854
Reduction to LIFO cost	(1,288,472)	(1,356,378)

Total Inventories	$2,155,813	$2,180,536

3.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2020	Sep 30, 2019

Weighted average common shares outstanding	1,976,354	1,978,926
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,976,354	1,978,926

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	Sep 30, 2020	Sep 30, 2019

Weighted average common shares outstanding	1,976,354	1,981,568
Dilutive effect of stock options	—	—
Weighted average common and common equivalent shares outstanding	1,976,354	1,981,568

If the Company was in a net income position for the three and nine months ended September 30, 2020, all 17,500 options outstanding with a weighted average exercise price of $6.97 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

If the Company was in a net income position for the three and nine months ended September 30, 2019, all 16,000 options outstanding with a weighted average exercise price of $12.17 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

4.	Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock.  Of those shares, 5,000 were subject to outstanding options as of September 30, 2020.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 11,750 outstanding options granted under the 1995 Plan were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool.  As of September 30, 2020, 13,250 options have been granted under the 2019 Plan, 750 of which have been forfeited, bringing the number of shares of common stock available for future awards under the 2019 Plan to 101,407.

The Company charged compensation cost of approximately $10,100 against the loss for the nine months ended September 30, 2020 and approximately $6,300 for the nine months ended September 30, 2019.   As of September 30, 2020, there was approximately $28,300 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

 No stock options were exercised during the nine months ended September 30, 2020 or September 30, 2019.

There were 10,000 options granted during the nine months ended September 30, 2020 and there were 3,250 options granted during the nine months ended September 30, 2019.  The fair value of options granted during the nine months ended September 30, 2020 and 2019 were estimated using the Black Scholes option pricing model with the following assumptions:

	2020	2019
Dividend yield	0	0
Expected volatility	40.3%	37.5%
Expected life of option (years)	10	5
Risk-free interest rate	1.4%	1.7%
Fair value of each option on grant date	$2.90	$2.53

Stock option activity during the nine months ended September 30, 2020 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2020	19,250	$11.32
Granted	10,000	5.67
Exercised	—	—
Expired and forfeited	(11,750)	12.99
Outstanding at September 30, 2020	17,500	$6.97
Exercisable at September 30, 2020	5,332	$9.19

There was no aggregate intrinsic value to the options outstanding and exercisable at September 30, 2020.

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,051,047	$893,064	$62,024	$128,849	$—	$3,134,984
Cost of goods sold	1,474,881	499,750	33,143	253,431	—	2,261,205
Gross profit (loss)	576,166	393,314	28,881	(124,582)	—	873,779
Selling general and administrative*	234,884	180,285	27,567	51,644	485,393	979,773
Research and development*	—	—	—	—	136,520	136,520
Income (loss) from operations	$341,282	$213,029	$1,314	$(176,226)	$(621,913)	$(242,514)

For the three months ended September 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,869,664	$1,117,209	$84,661	$458,827	$—	$4,530,361
Cost of goods sold	2,115,702	628,325	31,217	343,055	—	3,118,299
Gross profit	753,962	488,884	53,444	115,772	—	1,412,062
Selling general and administrative*	452,592	248,780	41,866	89,597	514,569	1,347,404
Research and development*	—	—	—	—	218,467	218,467
Income (loss) from operations	$301,370	$240,104	$11,578	$26,175	$(733,036)	$(153,809)

For the nine months ended September 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,635,373	$2,488,963	$223,606	$856,673	$—	$9,204,615
Cost of goods sold	4,300,512	1,397,458	109,235	985,504	—	6,792,709
Gross profit (loss)	1,334,861	1,091,505	114,371	(128,831)	—	2,411,906
Selling general and administrative*	1,027,239	683,720	91,999	211,788	1,948,354	3,963,100
Research and development*	—	—	—	—	521,334	521,334
Income (loss) from operations	$307,622	$407,785	$22,372	$(340,619)	$(2,469,688)	$(2,072,528)

For the nine months ended September 30, 2019:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$8,006,121	$3,164,143	$290,022	$1,195,177	$—	$12,655,463
Cost of goods sold	5,949,536	1,714,835	116,810	1,024,672	—	8,805,853
Gross profit	2,056,585	1,449,308	173,212	170,505	—	3,849,610
Selling general and administrative*	1,364,685	819,284	111,232	266,107	1,506,922	4,068,230
Research and development*	—	—	—	—	667,774	667,774
Income (loss) from operations	$691,900	$630,024	$61,980	$(95,602)	$(2,174,696)	$(886,394)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of September 30, 2020 and December 31, 2019 were as follows:

	Sep 30, 2020	Dec 31, 2019

Chromaline	$1,082,145	$1,916,066
IKONICS Imaging	299,256	304,791
DTX	34,314	13,919
AMS	68,026	252,363
Unallocated	(66,524)	(52,421)

Total	$1,417,217	$2,434,718

6.	Income Taxes

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of September 30, 2020, a full valuation allowance has been recorded to reserve for deferred tax assets entirely, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act is a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several tax provisions that, among other things, allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The tax effect of a change in tax law or rates on taxes payable or refundable for a prior year should be recognized as of the enactment date as tax expense (benefit) for the current year. Accordingly, the Company has recorded a tax benefit in the current period to recognize certain eligible net operating loss carryback claims.

The effective tax rate for the three months ended September 30, 2020 was an expense of 0.5% , compared to an expense of 1.5% for the three months ended September 30, 2019. The primary driver of the change in the Company’s effective tax rate is attributable to  maintaining a full valuation allowance that was established in the fourth quarter of 2019 .  The Company recorded an income tax expense of $7,000 and $2,000 thousand for the three months ended September 30, 2020 and 2019, respectively

The effective tax rate for the nine months ended September 30, 2020 was a benefit of 10.9% , compared to a benefit of 18.9% for the nine months ended September 30, 2019. The primary driver of the change in the Company’s effective tax rate is attributable to a tax benefit in the current period to recognize a net operating loss carryback claim.  The Company recorded an income tax benefit of $232,000 and $171,000 for the nine months ended September 30, 2020 and 2019, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2020, the Company has no unrecognized tax benefits.

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

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2019, the Company was not in compliance with the debt service coverage ratio covenant, but obtained a waiver for the non-compliance.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  The Company believes it will be in violation of the debt service coverage ratio, and there is no certainty that a waiver will be obtained for the violations.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  Additionally, certain holders of the Bonds issued in 2016 have the ability to redeem the Bonds beginning in April 2020.  Therefore, as of September 30, 2020 the Company reclassified the entire Loan from long-term debt to a short-term liability.

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

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company.  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during an eight or twenty four-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%.  Subsequent to the end of the third quarter of 2020, the Company submitted an application for 100% forgiveness of the PPP Loan.  The Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

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

Line of Credit

The Company also has a bank line of credit providing for borrowings of up to $2,050,000 which expires on August 30, 2021 and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2020 or 2019 and there were no borrowings outstanding as of September 30, 2020 or December 31, 2019.  There are no financial covenants related to the line of credit.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2020 and the first nine months of 2020, as well as the same periods of 2019.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Impact of the COVID-19 Pandemic

The Company is closely monitoring the novel strain of coronavirus (COVID-19) pandemic and its impact on its business. The outbreak and continuing spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both nationally and globally. As part of efforts to contain the spread of COVID-19, state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders and quarantines and company remote work policies have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact the Company directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt the Company's sales, production and supply chain.  For example, as a result of the COVID-19 pandemic, the Company began to experience decreased demand for its products and services during the nine months ended September 30, 2020.  The Company anticipates a significant decrease in global demand for its products and services during fourth quarter of 2020 and beyond. This significant decrease in demand will likely have a material adverse impact on the Company's business, operating results and financial condition.  The Company’s facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures. The Company's leadership continues to address the situation and is adjusting as necessary. The Company has also implemented necessary procedures to enable a significant portion of its employee base to work remotely.  As the situation continues to evolve into a more prolonged pandemic, the Company expects the COVID-19 pandemic to have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on the Company's business, operating results and financial condition. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part II, Item 1A. “Risk Factors” below.  To partially mitigate the negative impact of the COVID-19 pandemic, the Company implemented cost reduction efforts including furloughing approximately 40% of the Company's workforce, reductions in board and officer compensation, suspension of the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 30% of total sales during the first nine months of 2020 and 29% during the first nine months of 2019.

Results of Operations

Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019

Sales.  The Company’s 2020 third quarter sales of $3.1 million were $1.4 million, or 30.8%, lower than the 2019 third quarter sales of $4.5 million.  Each of the Company's divisions were negatively impacted by the slow down in economic activity due to the COVID-19 pandemic.  Chromaline's 2020 third quarter sales of $2.1 million decreased by 28.5% from third quarter 2019 sales of $2.9 million.  IKONICS Imaging sales for the third quarter of 2020 also decreased versus the third quarter of 2019 as 2020 IKONICS Imaging third quarter sales of $893,000 were $224,000, or 20.1%, lower than 2019 third quarter sales.  AMS also realized lower third quarter sales.  Third quarter AMS sales in 2020 were $129,000 compared to $459,000 for the same period last year, a $330,000 decrease.  DTX third quarter sales decreased from $85,000 in 2019 to $62,000 in 2020.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact sales in the last quarter of 2020 and beyond due to decreasing demand for its products and services.

Gross Profit.  Gross profit was $874,000, or 27.9% of sales, in the third quarter of 2020 compared to $1.4 million, or 31.2% of sales, for the same period in 2019.  A decrease in sales volumes resulted in the AMS 2020 third quarter gross margin decreasing to a negative 96.7% from 25.2% in 2019. A large portion of the AMS cost structure is fixed, causing fluctuations in sales volumes to have a significant impact on its gross margin.  The Chromaline gross margin increased from 26.3% in the third quarter of 2019 to 28.1% for the third quarter of 2020 while the IKONICS Imaging gross margin increased from 43.8% in the third quarter of 2019 to 44.0% in the third quarter of 2020. A favorable sale mix more than offset the decrease in sales volume resulting in improved gross margins for both Chromaline and IKONICS Imaging.   The 2020 and 2019 third quarter DTX gross margins were 46.6% and 63.1%, respectively, as a less favorable sales mix negatively impacted the 2020 gross margin.   IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact gross margins in the last quarter of 2020 and beyond due to both lower sales volumes and production levels.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $980,000, or 31.3% of sales, in the third quarter of 2020 compared to $1.3 million, or 29.7% of sales, for the same period in 2019.  Selling, general and administrative expenses for the third quarter of 2020 decreased primarily due to a reduction in personnel, travel, trade show, promotional and consulting expenses.   Compared to 2019, the Company expects lower selling, general and administrative expenses in the last quarter of 2020 due to lower staffing levels, suspension of the Company’s contribution to its 401(k) retirement plan, decrease in promotional expenses and the elimination of all non-essential expenditures.

Research and Development Expenses.  Research and development expenses during the third quarter of 2020 were $137,000, or 4.4% of sales, versus $218,000, or 4.8%, of sales for the same period in 2019.  Research and development expenses in the third quarter of 2020 were favorably impacted by a reduction in staffing levels.

Interest Expense.  Interest expense for the third quarter of 2020 and 2019 was $25,000 and $23,000, respectively.

Income Taxes.  For the three months ended September 30, 2020 the effective tax rate was an expense of 0.5% , compared to an expense of 1.5% for the three months ended September 30, 2019. The primary driver of the change in the Company’s effective tax rate is attributable to maintaining a full valuation allowance that was established in the fourth quarter of 2019 .  The Company recorded an income tax expense of $7,000 and $2,000 thousand for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Sales.  The Company’s 2020 first nine months sales of $9.2 million were $3.5 million, or 27.3%, lower than the 2019 first nine month sales of $12.7 million due to the slowdown in economic activity related to the COVID-19 pandemic.   Chromaline 2020 sales for the first nine months of $5.6 million decreased by 29.6% from the 2019 year-to-date September sales of $8.0 million.  IKONICS Imaging 2020 sales for first nine months of $2.5 million were $675,000, or 21.3% lower than sales for the first nine months of 2019.  AMS sales for the first nine months decreased from $1.2 million in 2019 to $857,000 in 2020, a 28.3% decrease.  DTX sales also decreased in the first nine months of 2020 from $290,000 in 2019 to $224,000 in 2020.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact sales in all of its divisions in the fourth quarter of 2020 and beyond due to decreasing demand for its products and services.

Gross Profit.  Gross profit was $2.4 million, or 26.2% of sales, in the first nine months of 2020 compared to $3.8 million, or 30.4% of sales, for the same period in 2019.  The Chromaline gross margin decreased from 25.7% in the first nine months of 2019 to 23.7% for the first nine months of 2020 while the IKONICS Imaging gross margin decreased from 45.8% in the first nine months of of 2019 to 43.9% in the first nine months of 2020.  Both the Chromaline and IKONICS Imaging gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic  A decrease in sales volumes resulted in the September year-to-date AMS gross margin decreasing to a negative 15.0% in 2020 from 14.3% in 2019.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The 2020 and 2019 September year-to-date DTX gross margins were 51.1% and 59.7%, respectively, as a less favorable sales mix negatively impacted the 2020 gross margin.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact gross margins in the fourth quarter 2020 and beyond as sales volumes and production output decreases.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.0 million, or 43.1% of sales, in the first nine months of 2020 compared to $4.1 million, or 32.1% of sales, for the same period in 2019.  Selling, general and administrative expenses for the first nine months of 2020 decreased primarily due to lower personnel, travel, trade show, and promotional expense.   These cost savings were partially offset by the one-time expense incurred in 2020 of $365,000 related to the Chief Executive Officer transition.  The transition costs include severance payments to the former CEO, a signing bonus, relocation expenses and executive search consulting expenses.

Research and Development Expenses.  Research and development expenses during the first nine months of 2020 were $521,000, or 5.7% of sales, versus $668,000, or 5.3%, of sales for the same period in 2019.  Research and development expenses in the first nine months of 2019 were unfavorably impacted by an $87,000 write off of patent application costs that were previously recorded as an asset as the Company determined that it would no longer continue to pursue those patent applications.   Research and Development expenses in 2020 were also lower due to staffing reductions.

Interest Expense.  Interest expense for the first nine months of 2020 and 2019 was $71,000 and $68,000, respectively.

Income Taxes.  For the nine months ended September 30, 2020, the effective tax rate was a benefit of 10.9%, compared to a benefit of 18.9% for the nine months ended September 30, 2019. The primary driver of the change in the Company’s effective tax rate is attributable to a tax benefit in the current period to recognize a net operating loss carryback claim.  The Company recorded an income tax benefit of $232,000 and $171,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Cash and cash equivalents were $3.5 million and $960,000 at September 30, 2020 and December 31, 2019, respectively.  Operating activities used $630,000 in cash during the first nine months of 2020 compared to using $620,000 of cash during the same period in 2019.  Cash used in operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2020, trade receivables decreased by $1.0 million.  This decrease was due primarily to a slowdown in sales of products and services during the first nine months of 2020, as a result of the aforementioned COVID-19 pandemic.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories decreased by $25,000 due to lower raw material levels.  Prepaid expenses and other assets decreased by $746,000 reflecting a decrease in a receivable related to the reimbursement of 2019 medical insurance costs that the Company received from its stop-loss insurance carrier.  Accrued expenses decreased $526,000, reflecting a decrease in the accrual for health insurance costs.  Accounts payable decreased by $303,000 due to the Company's cost reduction efforts and a reduction in raw material purchases in anticipation of lower sales volumes.  Income taxes receivable increased by $240,000 as the Company recognized an income tax benefit attributable to a net operating loss carryback claim.

During the first nine months of 2019, trade receivables decreased $4,000.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $527,000 due to higher finished goods levels as the Company was ramping up inventory levels to meet demand for the remainder of 2019 in addition to lower than expected sales for the first nine months of 2019.  Prepaid expenses and other assets increased by $577,000.  The increase is due to a $694,000 receivable related to the reimbursement of medical insurance costs that the Company did receive from its stop-loss insurance carrier.  Accrued expenses increased $674,000, reflecting an increase in the accrual for health insurance costs.  Accounts payable increased by $125,000 due to the timing of vendor payments.  Income taxes receivable decreased by $3,000.

During the first nine months of 2020, cash provided by investing activities was $2.1 million.  Nine certificates of deposits totaling $2.2 million matured during the first nine months of 2020.  The Company’s purchases of equipment of $150,000 were mainly for improvements to production and process capabilities and to replace a vehicle.  The Company received $18,000 in proceeds from the sale of a vehicle.  Also, during the first nine months of 2020, the Company incurred $13,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

For the first nine months of 2020, net cash provided by investing activities was $1.1 million compared to $154,000 of cash used in financing activities during the first nine months of 2019.  The $1.2 million proceeds from debt in  2020 reflects the receipt of the PPP Loan discussed below.  Related to the Company’s financing agreement, the Company made principal payments of $108,000 and $105,000 during the first nine months of 2020 and 2019, respectively.  During the first nine months of 2019, Company repurchased 7,199 shares of its own stock for $50,000.

.On April 18, 2020, the Company entered into a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of $1,214,500 (the “PPP Loan”), was disbursed by BMO Harris Bank National Association (“Lender”) on April 22, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).

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

All or a portion of the PPP Loan may be forgiven by the SBA and the Lender upon application by the Company.  Subsequent to the end of the third quarter of 2020, the Company submitted an application for 100% forgiveness of the PPP Loan.  Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee earning more than $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the PPP Loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”). Related to the Company’s Loan, the Company made principal payments of $108,000 during the first nine months of 2020 and $105,000 during the first nine months of 2019.

The Company is subject to certain customary covenants set forth in the Loan, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2019, the Company was not in compliance with the debt service coverage ratio covenant, but obtained a waiver for the non-compliance.  There is no certainty that a waiver can be obtained in the future if similar violations occur.  The Company amended the covenant terms in February of 2020 to change the debt service coverage ratio calculation from a rolling quarterly calculation to an annual calculation beginning December 31, 2020.  If the Company has future violations of its covenants, and is unable to obtain appropriate waivers, it could have a significant adverse effect on the Company's liquidity.  The Company believes that any adverse effect of such a possible outcome is mitigated by its strong working capital including cash and cash equivalents of $3.5 million along with the Company's $2.0 million available line of credit as of September 30, 2020.  However, the Company cannot reasonably estimate the future financial impact on its operations or working capital position given the recent downturn in business due to the coronavirus (COVID-19) pandemic.

A bank line of credit providing for borrowings of up to $2,050,000 expires August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first nine months of 2020 or 2019, and there were no borrowings outstanding as of September 30, 2020 or December 31, 2019.  There are no financial covenants related to the line of credit.

The Company relies on cash flow generated from operations and available borrowings under its bank line of credit to fund its working capital and other operating and investing needs.  The Company’s ability to borrow under the bank line of credit is based on its continued compliance with its debt service coverage ratio covenant, as defined.

The full extent of the effect of the COVID-19 pandemic on the Company’s customers, supply chain and business cannot be reasonably assessed at this time although the Company expects its full year 2020 results of operations to be adversely affected. The Company has developed a plan to mitigate the impact of COVID-19 which includes permanent reductions to the Company's workforce, reductions in board and officer compensation, suspension of the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.  The impact of COVID-19 on the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic.

Based on the Company’s current cash position, and expected future cash flows, the Company believes it will have sufficient cash to fund its operations beyond twelve months from the date of the issuance of the accompanying unaudited condensed consolidated financial statements.

Capital Expenditures

Through the first nine months of 2020, the Company incurred $150,000 of capital expenditures mainly for improvements to production and process capabilities and to replace a vehicle.

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

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 30% of total sales during the first nine months of 2020 and 29% during the first nine months of 2019.   The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

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

IKONICS has spent an average of approximately 5% of annual sales in research and development and has made capital expenditures related to new products and programs.  The Company plans to maintain its efforts in these areas to expedite internal product development as well as to form technological alliances with outside entities to commercialize new product opportunities.

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

The Company continues to make progress on its AMS business.  The Company has three long-term sales agreements in place for its technology with major aerospace companies.  However, based on customer communications, the Company anticipates reduced order volume for the remainder of 2020 and into 2021 due to the COVID-19 pandemic.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first nine months of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect the Company's business, financial condition or future results set forth under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.  There have been no material changes or additions to the Company's risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results, with the exception of the following new risk factor:

A public health crisis or global outbreak of disease, including the pandemic caused by coronavirus disease 2019 (“COVID-19”) has had, and we believe will continue to have, a negative effect on the Company's operations, supply chain and workforce, creating business disruptions that could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

The pandemic caused by COVID-19 was first reported in Wuhan, China, in December 2019 and has since spread to all geographic regions where the Company’s products are produced and sold. The global, regional and local spread of COVID-19 has resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites. Uncertainty with respect to the severity and duration of the pandemic, coupled with a significant drop in oil prices that began in early March 2020 driven by a collapse in demand due to the global spread of COVID-19 combined with increased supply from oil producers, has contributed to the volatility and disruption of financial markets. While the severity and duration of the COVID-19 pandemic remain uncertain, impacts to the Company may include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for the Company’s products; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cyber security and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; and potential asset impairment charges. Business disruptions and market volatility resulting from the COVID-19 pandemic could continue to have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

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

Under the terms of the CARES Act, loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP.  Subsequent to the end of the third quarter of 2020, the Company submitted an application for 100% forgiveness of the PPP Loan.  Such forgiveness will be subject to approval by the SBA and the lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payments of mortgage interest, rent and utilities. In the event the loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The terms of any forgiveness may also be subject to further regulations and guidelines that the SBA may adopt. If the loan is not forgiven, the Company will be required to repay the outstanding principal, along with accrued interest. The Company has and will continue to carefully monitor all qualifying expenses and other requirements necessary to attain loan forgiveness; however, no assurance is provided that the Company will ultimately obtain forgiveness of the PPP loan in whole or in part.

The PPP loan application required the Company to certify, among other things, that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. On April 18, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The Company made the certification in good faith after analyzing its financial situation and access to capital and believe that it has satisfied all eligibility criteria for the PPP loan, but the SBA guidance and criteria is subject to interpretation and if the Company is found to be ineligible, the Company could be subject to significant penalties and required to repay the loan. If the Company becomes subject to penalties or is not able to attain loan forgiveness, it could result in harm to its business, results of operation and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020:

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

IKONICS CORPORATION

DATE: November 12, 2020	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance