Form 10-Q
period 2021-03-31
IKONICS CORP
filed 2021-05-13
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,977,854 shares outstanding as of May 7, 2021.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$4,428,269	$3,693,845
Trade receivables, less allowance of $54,000 in 2021 and $55,000 in 2020	1,545,527	2,119,213
Inventories	1,961,916	1,644,975
Prepaid expenses and other assets	210,895	125,969
Income taxes receivable	17,749	219,451
Total current assets	8,164,356	7,803,453

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,586	9,556,586
Machinery and equipment	5,263,586	5,263,586
Office equipment	1,417,219	1,417,219
Vehicles	245,674	245,674
	16,483,065	16,483,065
Less accumulated depreciation	(9,255,263)	(9,094,702)
Total property, plant and equipment at cost, net	7,227,802	7,388,363

INTANGIBLE ASSETS, less accumulated amortization of $198,539 in 2021 and $207,399 in 2020	243,819	243,583
Total assets	$15,635,977	$15,435,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$2,654,019	$2,688,396
Accounts payable	872,679	459,836
Accrued compensation	359,596	279,755
Other accrued liabilities	188,098	168,066
Total current liabilities	4,074,392	3,596,053

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,977,104 shares in 2021 and 1,976,354, in 2020	197,710	197,635
Additional paid-in-capital	2,787,733	2,743,930
Retained earnings	8,576,142	8,897,781
Total stockholders' equity	11,561,585	11,839,346
Total liabilities and stockholders' equity	$15,635,977	$15,435,399

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

NET SALES	$3,073,408	$3,497,192

COST OF GOODS SOLD	2,077,076	2,343,960

GROSS PROFIT	996,332	1,153,232

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,183,591	1,781,020

RESEARCH AND DEVELOPMENT EXPENSES	134,922	183,580

LOSS FROM OPERATIONS	(322,181)	(811,368)

INTEREST EXPENSE	(19,842)	(21,484)

OTHER INCOME	37	6,917

LOSS BEFORE INCOME TAXES	(341,986)	(825,935)

INCOME TAX BENEFIT	(20,347)	(238,929)

NET LOSS	$(321,639)	$(587,006)

LOSS PER COMMON SHARE
Basic	$(0.16)	$(0.30)
Diluted	$(0.16)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,976,771	1,976,354
Diluted	1,976,771	1,976,354

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021 and 2020 (unaudited)

For the three months ended March 31, 2021:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	1,976,354	$197,635	$2,743,930	$8,897,781	$11,839,346

Net loss	—	—	—	(321,639)	(321,639)
Exercise of stock options and net of related tax benefit	750	75	6,316	—	6,391
Stock based compensation	—	—	37,487	—	37,487

BALANCE AT MARCH 31, 2021	1,977,104	$197,710	$2,787,733	$8,576,142	$11,561,585

For the three months ended March 31, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

Net loss	—	—	—	(587,006)	(587,006)
Stock based compensation	—	—	3,688	—	3,688

BALANCE AT MARCH 31, 2020	1,976,354	$197,635	$2,725,650	$8,750,095	$11,673,380

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(321,639)	$(587,006)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	160,561	167,623
Amortization	9,000	9,454
Stock based compensation	37,487	3,688
Net gain on sale and disposal of equipment	—	(2,324)
Changes in working capital components:
Trade receivables	573,686	674,552
Inventories	(316,941)	(408,233)
Prepaid expenses and other assets	(84,926)	578,479
Income tax receivable	201,409	(244,254)
Accounts payable	412,843	1,575
Accrued expenses	99,875	(620,830)
Net cash provided by (used in) operating activities	771,355	(427,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(135,125)
Proceeds from sales of equipment	—	18,297
Purchases of intangible assets	(6,787)	(3,423)
Proceeds on sale of short-term investments	—	1,225,000
Net cash (used in) provided by investing activities	(6,787)	1,104,749

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on long-term debt	(36,826)	(35,682)
Proceeds from exercise of stock options	6,682	—
Net cash used in financing activities	(30,144)	(35,682)

NET INCREASE IN CASH	734,424	641,791

CASH AT BEGINNING OF PERIOD	3,693,845	963,649

CASH AT END OF PERIOD	$4,428,269	$1,605,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,960	$19,105
Cash received (paid for) income taxes, net	$221,756	$(5,325)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of March 31, 2021, and the related condensed statements of operations for the three months ended March 31, 2021 and 2020, the condensed statements of stockholders' equity for the three months ended March 31, 2021 and 2020, and condensed cash flows for the three months ended March 31, 2021 and 2020, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of March 31, 2021, and the results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted.  Therefore, these statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

The Company relies on cash flow generated from operations and available borrowings under its bank line of credit to fund its working capital and other operating and investing needs.  The Company’s ability to borrow under the bank line of credit is based on its ability to continue to renew the maturity date of the bank line of credit.

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

2.	Inventories

The major components of inventories as of March 31, 2021 and December 31, 2020 were as follows:

	Mar 31, 2021	Dec 31, 2020

Raw materials	$1,339,843	$1,323,655
Work-in-progress	448,424	428,753
Finished goods	1,357,647	1,065,458
Reduction to LIFO cost	(1,183,998)	(1,172,891)

Total Inventories	$1,961,916	$1,644,975

3.	Earnings Per Common Share (EPS)

Basic EPS is calculated using net loss divided by the weighted average of common shares outstanding.  Diluted EPS is calculated similarly to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares, such as those shares subject to options, had been issued.  The options and restricted stock units disclosed in Note 4 have been excluded from the computation because of their antidilutive effect.

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Mar 31, 2021	Mar 31, 2020

Weighted average common shares outstanding	1,976,771	1,976,354
Dilutive effect of stock options and restricted stock units	—	—
Weighted average common and common equivalent shares outstanding	1,976,771	1,976,354

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

If the Company was in a net income position for the first three months of 2021, 15,000 options with a weighted average exercise price of $6.43 would have been included as part of  the computation of common share equivalents as the options would have been dilutive, while 11,750 options with a weighted average exercise price of $11.39 would have remained excluded because these options were anti-dilutive.

If the Company was in a net income position for the first three months of 2021, 55,800 restricted stock units would have been included as part of the computation of common share equivalents as the restricted stock units would have been dilutive.

If the Company was in a net income position for the first three months of 2020,  the computation of diluted income per share would exclude 23,750 options with a weighted average exercise price of $8.01 because the inclusion of these options would be anti-dilutive.

4.	Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock through grants of restricted stock units and options.  Of those shares, 4,250 were subject to outstanding options as of March 31, 2021.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 11,750 outstanding options granted under the 1995 Plan were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool.  As of March 31, 2021, 55,800 restricted stock units (RSUs) and 23,250 options have been granted under the 2019 Plan, of which 750 stock options have been forfeited, bringing the number of shares of common stock available for future awards under the 2019 Plan to 35,607

The Company charged compensation cost of approximately $37,500 against the loss for the three months ended March 31, 2021 and approximately $3,700 for the three months ended March 31, 2020.   As of March 31, 2021, there was approximately $396,000 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next three years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

 Proceeds from the exercise of 750 stock options with an intrinsic value of approximately $1,700 were approximately $6,700 for the three months ended March 31, 2021.  No stock options were exercised during the three months ended March 31, 2020.

There were 10,000 options granted during the three months ended March 31, 2021 and 2020. The fair value of options granted during the three months ended March 31, 2021 and 2020 were estimated using the Black Scholes option pricing model with the following assumptions:

	2021	2020
Dividend yield	—	—
Expected volatility	51.6%	40.3%
Expected life of option (years)	10	10
Risk-free interest rate	1.4%	1.4%
Fair value of each option on grant date	$7.05	$2.90

Stock option activity during the three months ended March 31, 2021 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2021	17,500	$6.97
Granted	10,000	11.50
Exercised	(750)	8.91
Expired and forfeited	—	—
Outstanding at March 31, 2021	26,750	$8.61
Exercisable at March 31, 2021	7,915	$7.73

 The aggregate intrinsic value of all options outstanding and for those exercisable at March 31, 2021 was approximately $59,600 and $21,700, respectively.

There were 1,500 RSUs granted during the three months ended March 31, 2021.  The shares underlying the awards were assigned a weighted average value of $9.85 per share, which was the closing price of the Company's common stock on the date of grants.  These awards are scheduled to vest over three years.  No RSUs were granted during the three months ended March 31, 2020.

RSU activity during the three months ended March 31, 2021 is summarized as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested shares at January 1, 2021	54,300	$6.11
Granted	1,500	9.85
Vested	—	—
Forfeited or surrendered	—	—
Unvested shares at March 31, 2021	55,800	6.21

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	Segment Information

The Company’s reportable segments are strategic business units that offer different products and have varied customer bases.  There are four reportable segments:  Chromaline, IKONICS Imaging, Digital Texturing (DTX) and Advanced Material Solutions (AMS).  Chromaline sells screen printing film, emulsions, and inkjet receptive film primarily to distributors and some end users.  IKONICS Imaging sells photo resistant film, art supplies, glass, and related abrasive etching equipment to both end users and distributors.  AMS provides sound deadening and weight reduction technology to the aerospace industry along with products and services for etched composites, ceramics, glass and silicon wafers.  DTX includes products and customers related to patented and proprietary inkjet technology used for mold texturing and prototyping.   The accounting policies applied to determine the segment information are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended March 31, 2021:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,698,681	$1,086,601	$76,311	$211,815	$—	$3,073,408
Cost of goods sold	1,234,785	549,655	42,792	249,844	—	2,077,076
Gross profit (loss)	463,896	536,946	33,519	(38,029)	—	996,332
Selling general and administrative*	258,002	216,536	30,039	58,621	620,393	1,183,591
Research and development*	—	—	—	—	134,922	134,922
Income (loss) from operations	$205,894	$320,410	$3,480	$(96,650)	$(755,315)	$(322,181)

For the three months ended March 31, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,964,340	$970,099	$112,529	$450,224	$—	$3,497,192
Cost of goods sold	1,418,269	477,723	51,746	396,222	—	2,343,960
Gross profit	546,071	492,376	60,783	54,002	—	1,153,232
Selling general and administrative*	426,219	278,862	34,373	103,109	938,457	1,781,020
Research and development*	—	—	—	—	183,580	183,580
Income (loss) from operations	$119,852	$213,514	$26,410	$(49,107)	$(1,122,037)	$(811,368)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of March 31, 2021 and December 31, 2020 were as follows:

	Mar 31, 2021	Dec 31, 2020

Chromaline	$1,106,648	$1,676,592
IKONICS Imaging	247,725	396,116
DTX	33,388	35,983
AMS	181,975	57,676
Unallocated	(24,209)	(47,154)

Total	$1,545,527	$2,119,213

6.	Income Taxes

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of March 31, 2021, a full valuation allowance has been recorded to reserve for deferred tax assets entirely, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

The effective tax rate for the three months ended March 31, 2021 was a benefit of 5.9%, compared to a benefit 28.9% for the three months ended March 31, 2020. The primary driver of the change in the Company’s effective tax rate is attributable to additional benefit from an net operating loss carryback claim recorded in the prior year.  The Company recorded an income tax benefit of  $20,000 and a benefit of $239,000 for the three months ended March 31, 2021 and 2020, respectively

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of March 31, 2021, the Company has no unrecognized tax benefits.

This Company is not currently under examination in any jurisdiction. In the event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on the statement of operations.

7.	Long-Term Debt

Duluth Economic Development Authority Loan

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”).  The closing of the sale of the Bonds occurred on April 29, 2016. The proceeds from the Loan were used to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota (the “Project”).  The Loan requires monthly payments of approximately $18,000, including interest. The Loan bears interest at a rate of 2.60% per year, subject to change based upon changes to the maximum federal corporate tax rate.  Including debt costs of approximately $139,000, the Loan’s effective interest rate was 3.23% at March 31, 2021.

The Company is subject to certain customary covenants set forth in the associated covenant agreement, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.

The Loan was subject to mandatory purchase provisions, under which any owners of the Bonds (the “Owners”) can tender the Bonds to the Issuer on April 1, 2021, resulting in the Company repaying the outstanding loan principal and any outstanding accrued and unpaid interest to the Issuer at that time.  During the first three months of 2021, the Company was informed that the bank will require the Company to repay the outstanding principal and any outstanding accrued and unpaid interest on April 1, 2021.  On April 1, 2021, the Company repaid the entire loan including principal amount of $2.7 million and interest of $6,100 with existing cash on  hand.  As of March 31, 2021, the Company classified the entire Loan as a current liability.

Line of Credit

The Company also has a bank line of credit providing for borrowings of up to $2,050,000 which expires on August 30, 2021 and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2021 or 2020 and there were no borrowings outstanding as of March 31, 2021 or December 31, 2020.  There are no financial covenants related to the line of credit.

Both the $3,415,000 financing pursuant to the Loan and the line of credit are collateralized by substantially all assets of the Company.

IKONICS CORPORATION

  Cautionary Note Regarding Forward-Looking Statements

The information presented below in Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements.  These forward-looking statements include but are not limited to statements relating to our future plans, objectives and results and the impact of the COVID-19 pandemic on our financial results and the effectiveness of the Company’s responses to the pandemic.  Such statements are subject to risks and uncertainties, including those discussed elsewhere in this report and under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our subsequent reports filed with the SEC, which could cause actual results to differ materially from those projected.  Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the first three months of 2021 and 2020.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Impact of the COVID-19 Pandemic

The Company is closely monitoring the coronavirus (COVID-19) pandemic and its impact on its business. The outbreak and continuing spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both nationally and globally. As part of efforts to contain the spread of COVID-19, state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders and quarantines and company remote work policies have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact the Company directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt the Company's sales, production and supply chain.  For example, as a result of the COVID-19 pandemic, the Company began to experience decreased demand for its products and services during the year ended 2020.  The Company anticipates a sustained decrease in global demand from pre-COVID-19 levels  for certain of its products and services during 2021.  This decrease in demand will likely have a material adverse impact on the Company's business, operating results and financial condition.  The Company’s facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures. The Company's leadership continues to address the situation and is adjusting as necessary. The Company has also implemented necessary procedures to enable a significant portion of its employee base to work remotely.  As the situation continues to evolve into a more prolonged pandemic, the Company expects the COVID-19 pandemic to have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on the Company's business, operating results and financial condition. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part II, Item 1A. “Risk Factors” below.  To partially mitigate the negative impact of the COVID-19 pandemic,  in 2020 the Company implemented cost reduction efforts including a reduction of its workforce, a decrease in the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 27% of total sales during the first three months of 2021 and 31% during the first three months of 2020.

Results of Operations

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Sales.  The Company’s 2021 first quarter sales of $3.1 million were $424,000, or 12.1%, lower than the 2020 first quarter sales of $3.5 million.  Chromaline's 2021 first quarter sales of $1.7 million decreased by 13.5% from first quarter 2020 sales of $2.0 million while AMS sales decreased from $450,000 in the first quarter of 2020 to $212,000 in the first quarter of 2021, a 53.0% decrease.  DTX sales also decreased by 32.2% in the first quarter of 2021 to $76,000 compared to $113,000 in the first quarter of 2020.  Chromaline, AMS and DTX sales continue to be negatively impacted by the slowdown in economic activity related to the COVID-19 pandemic.  Partially offsetting these decreases, IKONICS Imaging sales increased from $970,000 in the first quarter of 2020 to $1.1 million in the first quarter of 2021, a 12.0% increase.  The IKONICS Imaging sales increase is related to improving IKONART® sales.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact sales in all of its divisions for most of 2021 due to decreased demand for certain of its products and services.

Gross Profit.  Gross profit was $996,000 or 32.4% of sales, in the first three months of 2021 compared to $1.2 million, or 33.0%, of sales for the first three month of 2020.  Lower sales and production volume, resulted in the Chromaline gross margin decreasing from 27.8% in the first quarter of 2020 to 27.3% in the first quarter of 2021.  A decrease in sales volumes also resulted in the AMS gross margin decreasing to a negative 18.0% in first three months of 2021 from 12.0% in the first three months of 2020.  A large portion of the AMS cost structure is fixed, causing sales volumes to have a significant impact on its gross margin.  The IKONICS Imaging 2021 first quarter gross margin decreased from 50.8% in 2020 to 49.4% in 2021 due to a less favorable sales mix while the DTX gross margin decreased from 54.0.% in first three months of 2020 to 43.9% for the same period in 2021.  The DTX gross margin decrease in the first quarter of 2021 was due to lower sales of high margin film sales and increased production costs.  IKONICS anticipates that the COVID-19 outbreak will continue to adversely impact gross margins for most of 2021 due to lower sales volumes and production output.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.2 million or 38.5% of sales, in the first quarter of 2021 compared to $1.8 million, or 50.9% of sales, for the same period in 2020.  Selling, general and administrative expenses for the first quarter of 2021 decreased primarily due to a reduction in personnel, travel, trade show, promotional and consulting expenses.  Selling, general and administration expenses in the first quarter of 2020 were also unfavorably impacted by $365,000 of one-time costs related to the Chief Executive Officer transition.  These costs include severance payments, a signing bonus, relocation expenses and executive search consulting expenses.

Research and Development Expenses.  Research and development expenses during the first quarter of 2021 were $135,000, or 4.4% of sales, versus $184,000, or 5.2%, of sales for the same period in 2020.  Research and development expenses in the first quarter of 2021 were favorably impacted by a reduction in staffing levels.

Interest Expense.  Interest expense for the first quarter of 2021 and 2020 was $20,000 and $21,000, respectively.

Income Taxes.  For the three months ended March 31, 2021 the effective tax rate was a benefit of 5.9% , compared to a benefit of 28.9% for the three months ended March 31, 2020. The primary driver of the change in the Company’s effective tax rate is attributable to additional benefit for a net operating loss carryback claim recorded in the prior year.  The Company recorded an income tax benefit $20,000 and $239,000 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Outside of the building expansion, for which $3.4 million in financing was obtained during 2016 and the $1.2 million Paycheck Protection loan the Company received and was forgiven in 2020, the Company has financed its operations principally with funds generated from operations.  These funds have historically been sufficient to cover the Company’s normal operating expenditures, annual capital requirements, and research and development expenditures.

Cash was $4.4 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively.  Operating activities provided $771,000 in cash during the first three months of 2021 compared to a use of cash of $427,000 during the same period in 2020.  Cash provided by or used in operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, and certain changes in working capital components discussed in the following paragraph.

During the first three months of 2021, trade receivables decreased by $574,000.  This decrease was due primarily to a slowdown in sales of products and services during the first quarter of 2021.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories increased by $317,000 due to higher finished goods levels.  Prepaid expenses and other assets increased by $85,000 reflecting the prepayment of insurance premiums.  Accrued expenses increased $100,000 due to the timing of payroll.  Accounts payable increased by $413,000 as the Company has increased inventory levels during the first quarter.  Income taxes receivable decreased by $201,000 as the Company received payment during the first quarter of 2021 on previously recorded income tax refund.

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

During the first three months of 2021, cash used in investing activities was $7,000 as during the three months of 2021, the Company incurred $7,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

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

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”). Related to the Company’s Loan, the Company made principal payments of $37,000 during the first three months of 2021 and $36,000 during the first three months of 2020.

The Company was subject to certain customary covenants set forth in the Loan, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2020, the Company was in compliance with the debt service coverage ratio loan covenant.  During the first quarter of 2021, the Company was notified by the bank that per the loan agreement the bank will recall the loan on April 1, 2021.  On April 1, 2021, the Company repaid the entire loan including principal amount of $2.7 million and interest of $6,100 with existing cash on hand.

A bank line of credit providing for borrowings of up to $2,050,000 expires August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first three months of 2021 or 2020, and there were no borrowings outstanding as of March 31, 2021 or December 31, 2020.  There are no financial covenants related to the line of credit.

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

Capital Expenditures

Through the first three months of 2021, the Company had no capital expenditures.

The Company is planning capital expenditures in 2021 of approximately $220,000 including improvements to the Company's production capabilities, process improvements, and information technology upgrades.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 27% of total sales during the first three months of 2021 and 31% during the first three months of 2020.   The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion is transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2021 or 2020.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first three months of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

You should carefully review and consider the information regarding certain factors which could materially affect the Company's business, financial condition or future results set forth under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.  There have been no material changes or additions to the Company's risk factors discussed in such report, which could materially affect the Company’s business, financial condition, or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021:

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2002).
3.2	By-Laws of the Company, as amended and restated on March 17, 2020 (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 18, 2020).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: May 13, 2021	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance