Form 10-Q
period 2021-06-30
IKONICS CORP
filed 2021-08-12
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,981,194 shares outstanding as of August 9, 2021.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$2,260,855	$3,693,845
Trade receivables, less allowance of $54,000 in 2021 and $55,000 in 2020	1,651,035	2,119,213
Inventories	1,607,828	1,644,975
Prepaid expenses and other assets	162,786	125,969
Income taxes receivable	30,412	219,451
Total current assets	5,712,916	7,803,453

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,586	9,556,586
Machinery and equipment	5,271,367	5,263,586
Office equipment	1,420,494	1,417,219
Vehicles	245,674	245,674
	16,494,121	16,483,065
Less accumulated depreciation	(9,410,087)	(9,094,702)
Total property, plant and equipment at cost, net	7,084,034	7,388,363

INTANGIBLE ASSETS, less accumulated amortization of $205,697 in 2021 and $207,399 in 2020	245,832	243,583
Total assets	$13,042,782	$15,435,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—	$2,688,396
Accounts payable	1,521,736	459,836
Accrued compensation	466,547	279,755
Other accrued liabilities	99,774	168,066
Total current liabilities	2,088,057	3,596,053

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,980,694 shares in 2021 and 1,976,354 in 2020	198,069	197,635
Additional paid-in-capital	2,902,790	2,743,930
Retained earnings	7,853,866	8,897,781
Total stockholders' equity	10,954,725	11,839,346
Total liabilities and stockholders' equity	$13,042,782	$15,435,399

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET SALES	$4,251,348	$2,572,439	$7,324,756	$6,069,631

COST OF GOODS SOLD	2,822,044	2,187,544	4,899,120	4,531,504

GROSS PROFIT	1,429,304	384,895	2,425,636	1,538,127

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,944,502	1,202,307	3,128,093	2,983,327

RESEARCH AND DEVELOPMENT EXPENSES	128,895	201,234	263,817	384,814

LOSS FROM OPERATIONS	(644,093)	(1,018,646)	(966,274)	(1,830,014)

INTEREST EXPENSE	(82,498)	(24,623)	(102,340)	(46,107)

OTHER INCOME	5,138	1,766	5,175	8,683

LOSS BEFORE INCOME TAXES	(721,453)	(1,041,503)	(1,063,439)	(1,867,438)

INCOME TAX EXPENSE (BENEFIT)	823	—	(19,524)	(238,929)

NET LOSS	$(722,276)	$(1,041,503)	$(1,043,915)	$(1,628,509)

LOSS PER COMMON SHARE
Basic	$(0.37)	$(0.53)	$(0.53)	$(0.82)
Diluted	$(0.37)	$(0.53)	$(0.53)	$(0.82)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,977,959	1,976,354	1,977,368	1,976,354
Diluted	1,977,959	1,976,354	1,977,368	1,976,354

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020 (unaudited)

For the three months ended June 30, 2021:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT MARCH 31, 2021	1,977,104	$197,710	$2,787,733	$8,576,142	$11,561,585

Net loss	—	—	—	(722,276)	(722,276)
Exercise of stock options	2,250	225	21,074	—	21,299
Restricted stock vested	1,340	134	(134)	—	—
Stock based compensation	—	—	94,117	—	94,117

BALANCE AT JUNE 30, 2021	1,980,694	$198,069	$2,902,790	$7,853,866	$10,954,725

For the three months ended June 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT MARCH 31, 2020	1,976,354	$197,635	$2,725,650	$8,750,095	$11,673,380

Net loss	—	—	—	(1,041,503)	(1,041,503)
Stock based compensation	—	—	3,688	—	3,688

BALANCE AT JUNE 30, 2020	1,976,354	$197,635	$2,729,338	$7,708,592	$10,635,565

For the six months ended June 30, 2021:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	1,976,354	$197,635	$2,743,930	$8,897,781	$11,839,346

Net loss	—	—	—	(1,043,915)	(1,043,915)
Exercise of stock options	3,000	300	27,390	—	27,690
Restricted stock vested	1,340	134	(134)	—	—
Stock based compensation	—	—	131,604	—	131,604

BALANCE AT JUNE 30, 2021	1,980,694	$198,069	$2,902,790	$7,853,866	$10,954,725

For the six months ended June 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

Net loss	—	—	—	(1,628,509)	(1,628,509)
Stock based compensation	—	—	7,376	—	7,376

BALANCE AT JUNE 30, 2020	1,976,354	$197,635	$2,729,338	$7,708,592	$10,635,565

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,043,915)	$(1,628,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	315,385	335,435
Amortization	98,548	18,452
Stock based compensation	131,604	7,376
Net gain on sale and disposal of equipment	—	(2,324)
Loss on intangible asset abandonment	—	16,906
Changes in working capital components:
Trade receivables	468,178	1,020,699
Inventories	37,147	(501,404)
Prepaid expenses and other assets	(36,817)	749,076
Income tax receivable	189,039	(247,011)
Accounts payable	1,061,900	(446,417)
Accrued expenses	118,500	(511,614)
Net cash provided by (used in) operating activities	1,339,569	(1,189,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property equipment	(11,056)	(149,916)
Proceeds from sales of equipment	—	18,297
Purchases of intangible assets	(15,958)	(12,483)
Proceeds on sale of short-term investments	—	2,205,000
Net cash (used in) provided by investing activities	(27,014)	2,060,898

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loan	—	1,214,500
Payment on long-term debt	(2,773,235)	(71,603)
Proceeds from exercise of stock options	27,690	—
Net cash (used in) provided by financing activities	(2,745,545)	1,142,897

NET (DECREASE) INCREASE IN CASH	(1,432,990)	2,014,460

CASH AT BEGINNING OF PERIOD	3,693,845	963,649

CASH AT END OF PERIOD	$2,260,855	$2,978,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24,089	$37,998
Net cash received (paid for) income taxes, net	$208,562	$(8,082)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of June 30, 2021, and the related condensed statements of operations for the three and six months ended June 30, 2021 and 2020, the condensed statements of stockholders' equity for the three and six months ended June 30, 2021 and 2020, and condensed cash flows for the six months ended June 30, 2021 and 2020, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of June 30, 2021, and the results of operations and cash flows for all periods presented.

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

Definitive Transaction Agreement with TeraWulf, Inc.

On June 25, 2021, the Company announced that its board of directors, along with the board of directors of TeraWulf Inc. (“TeraWulf”), unanimously approved a definitive agreement (as amended, the "Agreement”) under which the Company will combine with TeraWulf under a new holding company in a strategic business combination (the “Transaction”).

Upon consummation of the Transaction, each outstanding share of the Company’s common stock will receive $5.00 in cash, one contingent value right (“CVR”), and one share of the combined company's common stock. Through the CVRs, which will not be publicly traded, the Company’s shareholders will be entitled to receive 95% of the net proceeds from any sale of the IKONICS legacy business completed during the 18 months following the closing of the business combination, and will expire at the end of such 18 month period with respect to any portion of the IKONICS legacy business which has not been sold. The shares of the combined company's common stock to be received by the Company’s shareholders will collectively represent 2% of the combined company's pro forma common equity ownership.

Following consummation of the Transaction, the legacy business of IKONICS will be operated consistent with past practices but will be positioned for sale on terms that are acceptable to the board of directors of the combined company.

The Transaction is expected to close in the second half of 2021, subject to the receipt of regulatory approvals, the approval of IKONICS and TeraWulf shareholders, and other customary closing conditions.

The Agreement contains certain termination rights for both IKONICS and TeraWulf, including if the Transaction is not completed on or before December 31, 2021.

The Agreement provides that the Company will be obligated to pay TeraWulf a termination fee of $1.2 million, and TeraWulf will be obligated to pay the Company a termination fee of $10.0 million, if the Agreement is terminated under certain circumstances. The Agreement does not contain any post-Closing indemnification obligations with respect to the Parties.

In the second quarter of 2021, in connection with the Transaction, the Company incurred pre-tax expenses of approximately $703,000 related to professional fees which are recorded in selling, general and administrative expenses in the condensed consolidated statement of operations.

On August 3, 2021, one complaint was filed by a purported shareholder of the Company in the United States District Court for the Southern District of New York, captioned Stein v. Ikonics Corporation, et al., No. 1:21-cv-6550 (the “Stein Action”). On August 11, 2021, another complaint was filed by a purported shareholder of the Company in the United States District Court for the Eastern District of New York, captioned Bendimez v. Ikonics Corporation, et al., No. 1:21-cv-04514. The complaints name as defendants, IKONICS and the members of its board of directors  and allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain SEC rules and regulations promulgated thereunder. Each complaint generally alleges, among other things, that certain disclosure in a version of this preliminary proxy statement/prospectus contained in the registration statement on Form S-4 originally filed with the SEC on July 30, 2021 misrepresented and/or omitted material information. The complaints seek, among other remedies, injunctive relief, including enjoining defendants from proceeding with or consummating the mergers, rescissory damages, and an award of costs and expenses, including attorneys’ and experts' fees and expenses. IKONICS and the members of its board of directors have not yet responded to either complaint but believe they are without merit. However, there can be no assurance that the IKONICS will prevail in any lawsuit. Additionally, similar lawsuits may be filed between the date of this filing and the date of the special meeting.

2.	Inventories

The major components of inventories as of June 30, 2021 and December 31, 2020 were as follows:

	Jun 30, 2021	Dec 31, 2020

Raw materials	$1,286,151	$1,323,655
Work-in-progress	399,738	428,753
Finished goods	1,140,543	1,065,458
Reduction to LIFO cost	(1,218,604)	(1,172,891)

Total Inventories	$1,607,828	$1,644,975

3.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Jun 30, 2021	Jun 30, 2020

Weighted average common shares outstanding	1,977,959	1,976,354
Dilutive effect of stock options and restricted stock units	—	—
Weighted average common and common equivalent shares outstanding	1,977,959	1,976,354

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended
	Jun 30, 2021	Jun 30, 2020

Weighted average common shares outstanding	1,977,368	1,976,354
Dilutive effect of stock options and restricted stock units	—	—
Weighted average common and common equivalent shares outstanding	1,977,368	1,976,354

If the Company was in a net income position for the three and six months ended June 30, 2021, 13,500 options with a weighted average exercise price of $6.18 would have been included as part of the computation of common share equivalents as the options would have been dilutive, while 10,000 options with a weighted average exercise price of $11.50 would have remained excluded because these options were anti-dilutive.

If the Company was in a net income position for the three and six months ended June 30, 2021, 87,110 restricted stock units would have been included as part of the computation of common share equivalents as the restricted stock units would have been dilutive.

If the Company was in a net income position for the three and six months ended June 30, 2020, all 21,500 options outstanding with a weighted average exercise price of $7.38 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

4.	Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock through grants of restricted stock units and options.  Of those shares, 1,000 were subject to outstanding options as of June 30, 2021.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 12,750 outstanding options granted under the 1995 Plan were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool.  As of June 30, 2021, 90,850 restricted stock units (RSUs) and 23,250 options have been granted under the 2019 Plan, of which 750 stock options and 2,400 RSUs have been forfeited, bringing the number of shares of common stock available for future awards under the 2019 Plan to 3,957.

The Company charged compensation cost of approximately $131,600 against the loss for the six months ended June 30, 2021 and approximately $7,400 for the six months ended June 30, 2020.   As of June 30, 2021, there was approximately $674,000 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next four years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of 3,000 stock options with an intrinsic value of approximately $24,000 were approximately $27,700 for the six months ended June 30, 2021.  No stock options were exercised during the six months ended June 30, 2020.

There were 10,000 options granted during the six months ended June 30, 2021 and 2020. The fair value of options granted during the six months ended June 30, 2021 and 2020 were estimated using the Black Scholes option pricing model with the following assumptions:

	2021	2020
Dividend yield	—	—
Expected volatility	51.6%	40.3%
Expected life of option (years)	10	10
Risk-free interest rate	0.5%	1.4%
Fair value of each option on grant date	$6.84	$2.90

Stock option activity during the six months ended June 30, 2021 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2021	17,500	$6.97
Granted	10,000	11.50
Exercised	(3,000)	9.23
Expired and forfeited	(1,000)	10.75
Outstanding at June 30, 2021	23,500	$8.45
Exercisable at June 30, 2021	5,165	$6.54

The aggregate intrinsic value of all options outstanding and for those exercisable at June 30, 2021 was approximately $58,700 and $20,700, respectively.

There were 36,550 RSUs granted during the six months ended June 30, 2021.  The shares underlying the awards were assigned a weighted average value of $11.01 per share, based on the closing price of the Company's common stock on the date of grants.  These awards scheduled vesting period ranges from some awards vesting at the  time of the grant up to four years.  No RSUs were granted during the six months ended June 30, 2020.

RSU activity during the six months ended June 30, 2021 is summarized as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested shares at January 1, 2021	54,300	$6.11
Granted	36,550	11.01
Vested	(1,340)	11.30
Forfeited or surrendered	(2,400)	6.11
Unvested shares at June 30, 2021	87,110	8.09

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	Segment Information

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended June 30, 2021:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,653,733	$1,264,855	$85,444	$247,316	$—	$4,251,348
Cost of goods sold	1,905,738	644,071	34,260	237,975	—	2,822,044
Gross profit	747,995	620,784	51,184	9,341	—	1,429,304
Selling general and administrative*	289,928	259,219	32,001	58,869	1,304,485	1,944,502
Research and development*	—	—	—	—	128,895	128,895
Income (loss) from operations	$458,067	$361,565	$19,183	$(49,528)	$(1,433,380)	$(644,093)

For the three months ended June 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$1,619,986	$625,800	$49,053	$277,600	$—	$2,572,439
Cost of goods sold	1,407,362	419,985	24,346	335,851	—	2,187,544
Gross profit (loss)	212,624	205,815	24,707	(58,251)	—	384,895
Selling general and administrative*	366,136	224,573	30,059	57,035	524,504	1,202,307
Research and development*	—	—	—	—	201,234	201,234
Loss from operations	$(153,512)	$(18,758)	$(5,352)	$(115,286)	$(725,738)	$(1,018,646)

For the six months ended June 30, 2021:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$4,352,414	$2,351,456	$161,755	$459,131	$—	$7,324,756
Cost of goods sold	3,140,523	1,193,726	77,052	487,819	—	4,899,120
Gross profit (loss)	1,211,891	1,157,730	84,703	(28,688)	—	2,425,636
Selling general and administrative*	547,930	475,755	62,040	117,490	1,924,878	3,128,093
Research and development*	—	—	—	—	263,817	263,817
Income (loss) from operations	$663,961	$681,975	$22,663	$(146,178)	$(2,188,695)	$(966,274)

For the six months ended June 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$3,584,326	$1,595,899	$161,582	$727,824	$—	$6,069,631
Cost of goods sold	2,825,631	897,708	76,092	732,073	—	4,531,504
Gross profit (loss)	758,695	698,191	85,490	(4,249)	—	1,538,127
Selling general and administrative*	792,355	503,435	64,432	160,144	1,462,961	2,983,327
Research and development*	—	—	—	—	384,814	384,814
Income (loss) from operations	$(33,660)	$194,756	$21,058	$(164,393)	$(1,847,775)	$(1,830,014)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of June 30, 2021 and December 31, 2020 were as follows:

	Jun 30, 2021	Dec 31, 2020

Chromaline	$1,150,630	$1,676,592
IKONICS Imaging	356,216	396,116
DTX	26,759	35,983
AMS	155,409	57,676
Unallocated	(37,979)	(47,154)

Total	$1,651,035	$2,119,213

6.	Income Taxes

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of June 30, 2021, a full valuation allowance has been recorded to reserve for deferred tax assets entirely, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

The effective tax rate for the three months ended June 30, 2021 was a benefit of 0.1%, compared to an effective tax rate 0.0% for the three months ended June 30, 2020.   The Company recorded an income tax benefit of  $1,000 and a benefit of $0 for the three months ended June 30, 2021 and 2020, respectively.

The effective tax rate for the six months ended June 30, 2021 was a benefit of 1.8%, compared to a benefit 12.8% for the six months ended June 30, 2020. The primary driver of the change in the Company’s effective tax rate is attributable to additional benefit from an net operating loss carryback claim recorded in the prior year.  The Company recorded an income tax benefit of  $19,000 and a benefit of $239,000 for the six months ended June 30, 2021 and 2020, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of June 30, 2021, the Company has no unrecognized tax benefits.

This Company is not currently under examination in any jurisdiction. In the event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on the statement of operations.

7.	Long-Term Debt

Duluth Economic Development Authority Loan

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”).  The closing of the sale of the Bonds occurred on April 29, 2016. The proceeds from the Loan were used to finance the construction of a 27,300-square foot building as well as related equipment for use in the Company’s manufacture of sound deadening technology used in the aerospace industry and products consisting of etched composites, ceramics, glass and silicon wafers, to be located in Duluth, Minnesota (the “Project”).  The Loan required monthly payments of approximately $18,000, including interest. The Loans interest rate was 2.60% per year, subject to change based upon changes to the maximum federal corporate tax rate.  Including debt costs of approximately $139,000, the Loan’s effective interest rate was 3.23%.

During the first six months of 2021, the Company was informed that the bank will require the Company to repay the outstanding principal and any outstanding accrued and unpaid interest on April 1, 2021.  On April 1, 2021, the Company repaid the entire loan including principal amount of $2.7 million and interest of $6,100 with existing cash on  hand.   When the loan was repaid, $82,000 of unamortized deferred financing costs were written off and charged to interest expense.

Line of Credit

The Company also has a bank line of credit providing for borrowings of up to $2,050,000 which expires on August 30, 2021 and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2021 or 2020 and there were no borrowings outstanding as of June 30, 2021 or December 31, 2020.  There are no financial covenants related to the line of credit, and the line of credit is collateralized by the Company's assets.

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

Factors that could cause actual results to differ from those expected include, but are not limited to, our pending strategic business combination with TeraWulf, Inc., including uncertainties as to timing of completion, the risk that the mergers may not be completed in a timely manner or at all and the risk that our shareholders cannot be certain of the value of the consideration they will receive.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the second quarter of 2021 and first six months of 2021 as well as the same periods of 2020.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Impact of the COVID-19 Pandemic

The Company is closely monitoring the coronavirus (COVID-19) pandemic and its impact on its business. The outbreak and continuing spread of COVID-19 has resulted in a substantial curtailment of business activities worldwide and is causing weakened economic conditions, both nationally and globally. As part of efforts to contain the spread of COVID-19, state, local and foreign governments have imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders and quarantines and company remote work policies have led to a significant number of business closures and slowdowns. These business closures and slowdowns have already adversely impacted and will likely continue to adversely impact the Company directly, as well as cause its customers and suppliers to slow or stop production, which will likely significantly disrupt the Company's sales, production and supply chain.  For example, as a result of the COVID-19 pandemic, the Company began to experience decreased demand for its products and services during the year ended 2020.  The Company anticipates a sustained decrease in global demand from pre-COVID-19 levels  for certain of its products and services during 2021.  This decrease in demand will likely have a material adverse impact on the Company's business, operating results and financial condition.  The Company’s facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health, safety and sanitization measures. The Company's leadership continues to address the situation and is adjusting as necessary. The Company also previously implemented necessary procedures to enable a significant portion of its employee base to work remotely.  During the second quarter of 2021 most all of the Company's employees have returned to working at the Company's facilities. As the situation continues to evolve into a more prolonged pandemic, the Company expects the COVID-19 pandemic to have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on the Company's business, operating results and financial condition.  To partially mitigate the negative impact of the COVID-19 pandemic,  in 2020 the Company implemented cost reduction efforts including a reduction of its workforce, a decrease in the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.  Refer to “Risk Factors” in our 2020 Annual Report on Form 10-K for more information on the potential effects of the ongoing COVID-19 pandemic on our future operating results.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 32% of total sales during the first six months of 2021 and 34% during the first six months of 2020.

Results of Operations

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020

Sales.  The Company’s 2021 second quarter sales of $4.3 million were $1.7 million or 65.3%, higher than the 2020 second quarter sales of $2.6 million.  Chromaline's 2021 second quarter sales of $2.7 million increased by 63.8% from second quarter 2020 sales of $1.6 million while IKONICS Imaging sales increased from $626,000 in the second quarter of 2020 to $1.3 million in the second quarter of 2021, a 102.1% increase.  DTX sales also increased by 74.2% in the second quarter of 2021 to $85,000 compared to $49,000 in the second quarter of 2020.  Chromaline, IKONICS Imaging and DTX sales in second quarter of 2020 were negatively impacted by the slowdown in economic activity related to the COVID-19 pandemic.  IKONICS Imaging sales in the second quarter of 2021 have also been favorably impacted by improved IKONART® sales.  Partially offsetting these increases, AMS sales decreased from $278,000 in the second quarter of 2020 to $247,000 in the second quarter of 2021, a 10.9% decrease as the negative effect of the the COVID-19 pandemic was not as significant on AMS in the second quarter of 2020 compared to the Company's other business segments.

Gross Profit.  Gross profit was $1.4 million or 33.6% of sales, in the second quarter of 2021 compared to $385,000, or 15.0%, of sales for the same period in 2020.  The Chromaline gross margin increased from 13.1% in the second quarter of 2020 to 28.2% in the second quarter of 2021 while the IKONICS Imaging gross margin increased from 32.9% in the second quarter of 2020 to 49.1% in the second quarter of 2021.  Both the Chromaline and IKONICS Imaging gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic.  Despite lower sales volumes a reduction in production costs resulted in the AMS gross margin improving from a negative 21.0% during the second quarter of 2020 to 3.8% in the second quarter of 2021 while the DTX gross margin increased from 50.4% in second quarter of 2020 to 59.9% in second quarter of 2021.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $1.9 million or 45.7% of sales, in the second quarter of 2021 compared to $1.2 million, or 46.7% of sales, for the same period in 2020.  Selling, general and administrative expenses for the second quarter of 2021 increased primarily due to approximately $700,000 of professional service expenses related to the pending strategic business combination with TeraWulf, Inc.

Research and Development Expenses.  Research and development expenses during the second quarter of 2021 were $129,000, or 3.0% of sales, versus $201,000, or 7.8%, of sales for the same period in 2020.  Research and development expenses in the second quarter of 2021 were favorably impacted by a reduction in staffing levels.

Interest Expense.  Interest expense for the second quarter of 2021 and 2020 was $82,000 and $25,000, respectively.   The interest expense increase for the three months ended June 30, 2021 is due to the $82,000 write off of debts costs when the loan was repaid.

Income Taxes.  For the three months ended June 30, 2021 the effective tax rate was a benefit of 0.1%, compared to an effective tax rate of 0.0% for the three months ended June 30, 2020.  The Company recorded an income tax benefit $1,000 and $0 for the three months ended June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Sales.  The Company’s 2021 first half sales of $7.3 million were $1.3 million, or 20.7%, higher than the 2020 first half sales of $6.1 million as 2020 sales were negatively impacted by the slowdown in economic activity related to the COVID-19 pandemic.   Chromaline 2021 sales for the first six months of $4.4 million increased by 21.4% from 2020 first half sales of $3.6 million while IKONICS Imaging first half sales of $2.4 million in 2021 were $756,000, or 47.3% higher than sales for the first six months of 2020.  IKONICS Imaging sales in 2021 also benefitted from improved IKONART® sales.  AMS sales in the first half of 2021 were $459,000 compared to $728,000 for the same period in 2020, a 36.9% decrease.  For AMS sales, both the negative effect of the COVID-19 pandemic in 2020 and the recovery in 2021 has been delayed compared to IKONICS other business segments.  DTX sales for the first six months of 2021 of $162,000 were flat with the first six months of 2020.

Gross Profit.  Gross profit was $2.4 million, or 33.1% of sales, in the first half of 2021 compared to $1.5 million, or 25.3% of sales, for the same period in 2020.  The Chromaline gross margin increased from 21.2% in the first half of 2020 to 27.8% for the first six months of 2021 while the IKONICS Imaging gross margin increased from 43.7% in the first half of 2020 to 49.2% in the first half of 2021.  Both the Chromaline and IKONICS Imaging gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic.  Lower sales volumes resulted in the AMS gross margin decreasing from a negative 0.6% in the first half  of 2020 to a negative 6.2% for the same period in 2021.  The first half DTX gross margins in 2021 and 2020 were 52.4% and 52.9%, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3.1 million, or 42.7% of sales, in the first half of 2021 compared to $3.0 million, or 49.2% of sales, for the same period in 2020.  Selling, general and administrative expenses for the first half of 2021 include approximately $730,000 of professional service expenses related to the pending strategic business combination with TeraWulf, Inc.  Selling, general and administrative expenses for the first half of 2020 were affected by $365,000 of one-time costs related to the Chief Executive Officer transition occurring in the first half of 2020.  These costs include severance payments, a signing bonus, relocation expenses and executive search consulting expenses.

Research and Development Expenses.  Research and development expenses during the first half of 2021 were $264,000, or 3.6% of sales, versus $385,000, or 6.3%, of sales for the same period in 2020.  Research and development expenses in the first half of 2021 were favorably impacted by a reduction in staffing levels.

Interest Expense.  Interest expense for the first six months of 2021 and 2020 was $102,000 and $46,000, respectively.  The interest expense increase for the first six months of 2021 is due to the $82,000 write off of debts costs when the loan was repaid.

Income Taxes.  For the first half of 2021, the Company realized an income tax benefit of $20,000, or an effective tax rate of 1.8%, compared to a benefit of $239,000, or an effective tax rate of 12.8% for the six months ended June 30, 2020.  The primary driver of the change in the Company’s effective tax rate is attributable to additional benefit from an net operating loss carryback claim recorded in the prior year.

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

Cash was $2.3 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively.  Operating activities provided $1.3 million in cash during the first six months of 2021 compared to a use of cash of $1.2 million during the same period in 2020.  Cash provided by or used in operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, stock based compensation, and certain changes in working capital components discussed in the following paragraph.

During the first six months of 2021, trade receivables decreased by $468,000 due to improved collections.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories decreased by $37,000 due to lower raw material levels resulting from supply chain disruptions caused by the COVID-19 pandemic.  Prepaid expenses and other assets increased by $37,000 reflecting the prepayment of insurance premiums.  Accrued expenses increased $119,000 due to the timing of payroll.  Accounts payable increased by $1.1 million mainly due to professional service expenses related to the pending strategic business combination with TeraWulf, Inc.  Income taxes receivable decreased by $189,000 as the Company received payment during 2021 on a previously recorded income tax refund.

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

During the first six months of 2021, cash used in investing activities was $27,000.  The Company’s purchases of equipment of $11,000 were mainly for improvements to production and process capabilities.  The Company incurred $16,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first six months of 2020, cash provided by investing activities was $2.1 million.  Nine certificates of deposits totaling $2.2 million matured during the first six months of 2020.  The Company’s purchases of equipment of $150,000 were mainly for improvements to production and process capabilities and to replace a vehicle.  The Company received $18,000 in proceeds from the sale of a vehicle.  Also, during the first six months of 2020, the Company incurred $12,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.

During the first six months of 2021, the Company received $28,000 from the issuance of 3,000 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first six months of 2020

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”). Related to the Company’s Loan, the Company made principal payments of $72,000 during the first six months of 2020.

The Company was subject to certain customary covenants set forth in the Loan, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2020, the Company was in compliance with the debt service coverage ratio loan covenant.  During the first half of 2021, the Company was notified by the bank that per the loan agreement the bank will recall the loan on April 1, 2021.  On April 1, 2021, the Company repaid the entire loan including principal amount of $2.7 million and interest of $6,100 with existing cash on hand.

On April 18, 2020, the Company entered into a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”). The loan, in the principal amount of $1,214,500 (the “PPP Loan”), was disbursed by BMO Harris Bank National Association (“Lender”) on April 22, 2020, pursuant to a Paycheck Protection Program Promissory Note and Agreement (the “Note and Agreement”).  The entire PPP Loan was forgiven by the SBA and the Lender prior to the end of 2020.

A bank line of credit providing for borrowings of up to $2,050,000 expires August 30, 2021.  The line of credit is collateralized by the Company’s assets and bears interest at 1.8 percentage points over the 30-day LIBOR rate.  The Company did not utilize this line of credit during the first six months of 2021 or 2020, and there were no borrowings outstanding as of June 30, 2021 or December 31, 2020.  There are no financial covenants related to the line of credit, and the Company expects that it will secure a similar line of credit when the current line of credit expires.

The Company believes that current financial resources, its line of credit, and cash generated from operations, along with the Company’s capacity for additional debt and/or equity financing will be sufficient to fund current and anticipated business operations. However, the full extent of the effect of the COVID-19 pandemic on the Company’s customers, supply chain and business cannot be reasonably assessed at this time and the Company expects its full year 2021 results of operations to be adversely affected. The Company implemented a plan to mitigate the impact of COVID-19 which includes permanent reductions to the Company's workforce, temporary reductions in board and officer compensation, temporary suspension of the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.  The impact of COVID-19 on the Company’s operating results will depend on future developments, which are highly uncertain and cannot be predicted, including governmental and business reactions to the pandemic.

Capital Expenditures

Through the first six months of 2021, the Company incurred $11,000 of capital expenditures mainly for improvements to production and process capabilities.

The Company is planning additional capital expenditures in 2021 of approximately $50,000 including improvements to the Company's production capabilities, process improvements, and information technology upgrades.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 32% of total sales during the first half of 2021 and 34% during the first half of 2020.   The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

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

In entering into the merger agreement relating to our pending strategic business combination with TeraWulf, Inc., we agreed to certain covenants that place restrictions on our operations until the consummation of the transaction. These operating covenants may restrict our ability to complete some of the aforementioned future activities until we are no longer subject to them.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first six months of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

Shareholder Litigation Relating to the Mergers

On August 3, 2021, one complaint was filed by a purported shareholder of the Company in the United States District Court for the Southern District of New York, captioned Stein v. Ikonics Corporation, et al., No. 1:21-cv-6550 (the “Stein Action”). On August 11, 2021, another complaint was filed by a purported shareholder of the Company in the United States District Court for the Eastern District of New York, captioned Bendimez v. Ikonics Corporation, et al., No. 1:21-cv-04514. The complaints name as defendants, IKONICS and the members of its board of directors  and allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain SEC rules and regulations promulgated thereunder. Each complaint generally alleges, among other things, that certain disclosure in a version of this preliminary proxy statement/prospectus contained in the registration statement on Form S-4 originally filed with the SEC on July 30, 2021 misrepresented and/or omitted material information. The complaints seek, among other remedies, injunctive relief, including enjoining defendants from proceeding with or consummating the mergers, rescissory damages, and an award of costs and expenses, including attorneys’ and experts' fees and expenses. IKONICS and the members of its board of directors have not yet responded to either complaint but believe they are without merit. However, there can be no assurance that the IKONICS will prevail in any lawsuit. Additionally, similar lawsuits may be filed between the date of this filing and the date of the special meeting

ITEM 1A.	Risk Factors

You should carefully review and consider the information below, which is an update to and should be read in conjunction with the information regarding certain factors which could materially affect the Company's business, financial condition or future results set forth under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risks Relating to the Mergers

The following factors relate to the Company's pending strategic business combination with Terawulf, Inc., including the related mergers contemplated under the Agreement and Plan of Merger dated June 25, 2021, as amended on August 5, 2021, that we entered into with Telluride Holdco, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“HoldCo”), Telluride Merger Sub I, Inc., a Minnesota corporation and direct wholly owned subsidiary of HoldCo (“Merger Sub I”), Telluride Merger Sub II, Inc., a Delaware corporation and direct wholly owned subsidiary of HoldCo (“Merger Sub II”), and TeraWulf Inc., a Delaware corporation (“TeraWulf”).

The mergers are subject to a number of conditions, some of which are beyond our control.

The merger agreement contains a number of closing conditions, including the following conditions that apply to the obligations of the Company, TeraWulf, HoldCo, Merger Sub I and Merger Sub II:

●	The Company shall have obtained the approval of its shareholders to adopt the merger agreement;

●	TeraWulf shall have obtained the approval of its shareholders to adopt the merger agreement;

●	the SEC shall have declared the registration statement to be effective, and no stop order concerning the registration statement shall be in effect;

●

the shares of Holdco common stock to be issued to shareholders of the Company and TeraWulf pursuant to merger agreement shall have been approved for listing on Nasdaq, subject only to official notice of issuance;

●	any waiting period applicable to the completion of the mergers under the HSR Act shall have expired or shall have been earlier terminated;

●	none of the parties to the merger agreement shall be subject to any decree, order or injunction of a U.S. court of competent jurisdiction that prohibits the consummation of the mergers; and

●	EQ Shareowner Services, as Rights Agent, shall have duly executed and delivered the Contingent Value Rights Agreement.

In addition to the conditions described above, neither the Company nor TeraWulf is obligated to effect the mergers unless the following conditions, as applicable, are satisfied or waived by that party on or before the closing date:

●

The representations and warranties of the other party shall be true and correct (subject to the materiality standards provided in the merger agreement) as of the closing date (except to the extent such representations and warranties expressly relate to an earlier date, in which case as of such earlier date), except where the failure of any such representations and warranties to be true and correct, individually or in the aggregate, has not had and is not reasonably likely to have a material adverse effect on the party making the representation or warranty (and the receipt by each party of an officer’s certificate from the other party to such effect).

●	The other parties shall have performed in all material respects their covenants and agreements under the merger agreement.

●

No event, circumstance, development, change or effect shall have occurred since the date the merger agreement that, individually or in the aggregate, has had, or would reasonably be expected to have, a material adverse effect on the other party.

●	There can be no assurance regarding when these conditions will be satisfied, if at all.

The Company has incurred and will incur significant transaction costs in connection with the mergers.

Except as otherwise provided in the merger agreement, whether or not the mergers are consummated, all expenses (including those payable to representatives of the parties) incurred by any party or on its behalf in connection with the merger agreement and the transactions contemplated by it (“Expenses”) shall be paid by the party incurring those Expenses; provided, however, that at the closing before the effective time of the first merger, TeraWulf will reimburse the Company for all actual Expenses incurred by the Company in connection with the negotiation, approval and consummation of the transactions contemplated by the merger agreement, including the fees and disbursements of legal counsel, filing fees and mailing costs for the registration statement and proxy materials, up to a maximum of $640,000.

While the mergers are pending, the Company will be subject to business uncertainties and contractual restrictions that could adversely affect its businesses.

Uncertainty about the effect of the mergers on employees, customers and suppliers may have an adverse effect on the Company and, consequently, on the combined company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the mergers are consummated and for a period of time thereafter, and could cause customers, suppliers and others who deal with the Company to seek to change existing business relationships with the Company. Employee retention may be particularly challenging during the pendency of the mergers because employees may experience uncertainty about their future roles with the combined company. If, despite the Company’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be seriously harmed. In addition, the merger agreement restricts the Company, without TeraWulf’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the mergers occur or the merger agreement terminates. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to its business that may arise prior to completion of the mergers or termination of the merger agreement.

Failure to complete the mergers could negatively impact the stock price and the future business and financial results of the Company because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the mergers.

If the mergers are not completed for any reason, the Company could be subject to several risks, including the following:

●	being required to pay TeraWulf a termination fee of $1.2 million in certain circumstances, as set forth in the merger agreement;

●

having had the focus of management of the Company directed toward the mergers post-merger planning instead of on the Company’s core business and other opportunities that could have been beneficial to the Company; and

●	incurring substantial transaction costs related to the mergers.

In addition, the Company would not realize any of the expected benefits of having completed the mergers.

If the mergers are not completed, the price of the Company common stock may decline to the extent that the current market price of that stock reflects a market assumption that the mergers will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the mergers were not consummated due to an adverse change in the Company’s business. In addition, the Company’s business may be harmed, and the prices of its stock may decline as a result, to the extent that customers, suppliers and others believe that the Company cannot compete in the marketplace as effectively without the mergers or otherwise remain uncertain about the Company’s future prospects in the absence of the mergers.

Similarly, current and prospective employees of the Company may experience uncertainty about their future roles with the combined company and choose to pursue other opportunities, which could adversely affect the Company, as applicable, if the mergers are not completed. The realization of any of these risks may materially adversely affect the business, financial results, financial condition and stock price of the Company.

The merger agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires the Company to pay a termination fee of up to $1.2 million if it does.

The merger agreement prohibits the Company from soliciting, initiating or encouraging alternative merger or acquisition proposals with any third party, subject to certain exceptions. The merger agreement also provides for the payment by the Company of a termination fee of $1.2 million if the merger agreement is terminated in certain circumstances in connection with a competing acquisition proposal or the withdrawal by the Company’s board of directors of its recommendation that the shareholders of the Company vote for the adoption of the merger agreement, as the case may be.

These provisions limit the Company’s ability to pursue offers from third parties that could result in greater value to the Company’s shareholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

The outcomes of lawsuits filed by shareholders of the Company against the Company and its board of directors are uncertain and could result in significant costs, management distraction, and/or a delay of or injunction against the mergers.

The outcome of the lawsuits or any similar litigation that may be brought against the Company and its directors by purported shareholders of the Company, is uncertain and could result in significant costs to the Company, including costs associated with the indemnification of the Company's directors and officers. Other plaintiffs may also file lawsuits against the Company and/or its directors and officers in connection with the mergers. The defense or settlement of any lawsuits or claims relating to the mergers may have an adverse effect on the business, financial condition and results of operations of the Company.

If the lawsuits, or any other similar actions that may be brought, remain unresolved, it could prevent or delay the completion of the mergers. One of the conditions to the consummation of the mergers is that the parties to the merger agreement are not subject to any decree, order or injunction of a U.S. court of competent jurisdiction that prohibits the consummation of the mergers. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive prohibiting the consummation of the transactions contemplated by the merger agreement (including the mergers), then such injunctive or other relief may prevent the mergers from becoming effective in a timely manner or at all.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021:

Exhibit	Description
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among IKONICS Corporation, Telluride Holdco, Inc., Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc., and TeraWulf Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2021).
2.2	Amendment to Agreement and Plan of Merger, dated August 5, 2021, by and among TeraWulf Inc., IKONICS Corporation, Telluride Holdco, Inc., Telluride Merger Sub I, Inc. and Telluride Merger Sub II, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 11, 2021).
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2002).
3.2	Amended and Restated Bylaws of IKONICS Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.1	Voting and Support Agreement, dated June 24, 2021, by and among TeraWulf Inc. and the holders of shares of common stock of IKONICS Corporation named therein (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 25, 2021).
10.2	Form of Contingent Value Rights Agreement, by and among IKONICS Corporation, Telluride Holdings, Inc., the Rights Agent named therein, and the initial CVR Holders’ Representative named therein (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 25, 2021).
10.3	Amended and Restated Employment Agreement with Glenn Sandgren, dated June 24, 2021 (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 25, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101

Financial statements from the Quarterly Report on Form 10-Q of IKONICS Corporation for the period ended June 30, 2021 filed with the SEC on August 12, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited), (iii) Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020 (unaudited), (iv) Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 (unaudited), and (v) Notes to Condensed Financial Statements (unaudited)

104	Cover Page Interactive Data File (embedded within the inline XBRL document)

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

DATE: August 12, 2021	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance