Form 10-Q
period 2021-09-30
IKONICS CORP
filed 2021-11-15
CIK 1083301

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.10 par value - 1,981,527 shares outstanding as of November 10, 2021.

IKONICS CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

IKONICS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$1,500,847	$3,693,845
Trade receivables, less allowance of $54,000 in 2021 and $55,000 in 2020	1,875,177	2,119,213
Inventories	1,649,517	1,644,975
Prepaid expenses and other assets	183,516	125,969
Income taxes receivable	5,331	219,451
Total current assets	5,214,388	7,803,453

PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land and building	9,556,586	9,556,586
Machinery and equipment	5,273,968	5,263,586
Office equipment	1,420,494	1,417,219
Vehicles	222,120	245,674
	16,473,168	16,483,065
Less accumulated depreciation	(9,540,029)	(9,094,702)
Total property, plant and equipment at cost, net	6,933,139	7,388,363

INTANGIBLE ASSETS, less accumulated amortization of $212,913 in 2021 and $207,399 in 2020	232,679	243,583
Total assets	$12,380,206	$15,435,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$—	$2,688,396
Accounts payable	1,615,868	459,836
Accrued compensation	419,574	279,755
Other accrued liabilities	162,861	168,066
Total current liabilities	2,198,303	3,596,053

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share; authorized 250,000 shares; issued none	—	—
Common stock, par value $.10 per share; authorized 4,750,000 shares; issued and outstanding 1,981,527 shares in 2021 and 1,976,354 in 2020	198,153	197,635
Additional paid-in-capital	2,981,620	2,743,930
Retained earnings	7,002,130	8,897,781
Total stockholders' equity	10,181,903	11,839,346
Total liabilities and stockholders' equity	$12,380,206	$15,435,399

 See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET SALES	$4,743,452	$3,134,984	$12,068,208	$9,204,615

COST OF GOODS SOLD	3,161,362	2,261,205	8,060,482	6,792,709

GROSS PROFIT	1,582,090	873,779	4,007,726	2,411,906

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,274,054	979,773	5,402,147	3,963,100

RESEARCH AND DEVELOPMENT EXPENSES	134,608	136,520	398,425	521,334

LOSS FROM OPERATIONS	(826,572)	(242,514)	(1,792,846)	(2,072,528)

INTEREST EXPENSE	(103)	(24,592)	(102,443)	(70,699)

OTHER INCOME	20	39	5,195	8,722

LOSS BEFORE INCOME TAXES	(826,655)	(267,067)	(1,890,094)	(2,134,505)

INCOME TAX EXPENSE (BENEFIT)	25,081	6,929	5,557	(232,000)

NET LOSS	$(851,736)	$(273,996)	$(1,895,651)	$(1,902,505)

LOSS PER COMMON SHARE
Basic	$(0.43)	$(0.14)	$(0.96)	$(0.96)
Diluted	$(0.43)	$(0.14)	$(0.96)	$(0.96)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	1,981,138	1,976,354	1,978,638	1,976,354
Diluted	1,981,138	1,976,354	1,978,638	1,976,354

See notes to condensed financial statements.

IKONICS CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020 (unaudited)

For the three months ended September 30, 2021:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT JUNE 30, 2021	1,980,694	$198,069	$2,902,790	$7,853,866	$10,954,725

Net loss	—	—	—	(851,736)	(851,736)
Exercise of stock options	833	84	5,873	—	5,957
Stock based compensation	—	—	72,957	—	72,957

BALANCE AT SEPTEMBER 30, 2021	1,981,527	$198,153	$2,981,620	$7,002,130	$10,181,903

For the three months ended September 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT JUNE 30, 2020	1,976,354	$197,635	$2,729,338	$7,708,592	$10,635,565

Net loss	—	—	—	(273,996)	(273,996)
Stock based compensation	—	—	2,762	—	2,762

BALANCE AT SEPTEMBER 30, 2020	1,976,354	$197,635	$2,732,100	$7,434,596	$10,364,331

For the nine months ended September 30, 2021:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2020	1,976,354	$197,635	$2,743,930	$8,897,781	$11,839,346

Net loss	—	—	—	(1,895,651)	(1,895,651)
Exercise of stock options	3,833	384	33,263	—	33,647
Restricted stock vested	1,340	134	(134)	—	—
Stock based compensation	—	—	204,561	—	204,561

BALANCE AT SEPTEMBER 30, 2021	1,981,527	$198,153	$2,981,620	$7,002,130	$10,181,903

For the nine months ended September 30, 2020:

					Total
			Additional		Stock-
	Common Stock		Paid-in	Retained	holders’
	Shares	Amount	Capital	Earnings	Equity

BALANCE AT DECEMBER 31, 2019	1,976,354	$197,635	$2,721,962	$9,337,101	$12,256,698

Net loss	—	—	—	(1,902,505)	(1,902,505)
Stock based compensation	—	—	10,138	—	10,138

BALANCE AT SEPTEMBER 30, 2020	1,976,354	$197,635	$2,732,100	$7,434,596	$10,364,331

See notes to condensed financial statements.

IKONICS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,895,651)	$(1,902,505)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	468,881	499,899
Amortization	105,764	27,445
Stock based compensation	204,561	10,138
Net gain on sale and disposal of equipment	(4,800)	(2,325)
Loss on intangible asset abandonment	—	16,906
Changes in working capital components:
Trade receivables	244,037	1,017,501
Inventories	(4,542)	24,723
Prepaid expenses and other assets	(57,548)	746,216
Income tax receivable	214,120	(240,082)
Accounts payable	1,156,032	(302,512)
Accrued expenses	134,614	(525,521)
Net cash provided by (used in) operating activities	565,468	(630,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property equipment	(13,657)	(149,916)
Proceeds from sales of equipment	4,800	18,297
Purchases of intangible assets	(10,021)	(12,976)
Proceeds on sale of short-term investments	—	2,205,000
Net cash (used in) provided by investing activities	(18,878)	2,060,405

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from paycheck protection program loan	—	1,214,500
Payment on long-term debt	(2,773,235)	(107,554)
Proceeds from exercise of stock options	33,647	—
Net cash (used in) provided by financing activities	(2,739,588)	1,106,946

NET (DECREASE) INCREASE IN CASH	(2,192,998)	2,537,234

CASH AT BEGINNING OF PERIOD	3,693,845	963,649

CASH AT END OF PERIOD	$1,500,847	$3,500,883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$24,089	$56,834
Net cash received (paid for) income taxes, net	$208,562	$(8,082)

See notes to condensed financial statements.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed balance sheet of IKONICS Corporation (the “Company”) as of September 30, 2021, and the related condensed statements of operations for the three and nine months ended September 30, 2021 and 2020, the condensed statements of stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and condensed cash flows for the nine months ended September 30, 2021 and 2020, have been prepared without being audited.

In the opinion of management, these statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of IKONICS Corporation as of September 30, 2021, and the results of operations and cash flows for all periods presented.

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

The Company relies on cash flow generated from operations and available cash balances to fund its working capital and other operating and investing needs.  Additionally, the Company has access to its bank line of credit.  The Company’s ability to borrow under the bank line of credit is based on its ability to continue to renew the maturity date of the bank line of credit.

The global, regional and local spread of COVID-19 resulted in significant global mitigation measures, including government-directed quarantines, social distancing and shelter-in-place mandates, travel restrictions and/or bans, and restricted access to certain corporate facilities and manufacturing sites.  Even though many of these government mandated restrictions have been lifted,  uncertainty with respect to the severity and duration of the pandemic has contributed to periods of volatility and disruption of financial markets. While the severity and duration of the COVID-19 pandemic remain uncertain, impacts to the Company may include, but are not limited to: fluctuations in the Company’s stock price due to market volatility; a decrease in demand for the Company’s products; reduced profitability; supply chain disruptions impeding the Company’s ability to ship and/or receive product; potential interruptions or limitations to manufacturing operations imposed by local, state or federal governments; shortages of key raw materials; workforce absenteeism and distraction; labor shortages; customer credit concerns; cyber security and data accessibility disruptions due to remote working arrangements; reduced sources of liquidity; increased borrowing costs; and potential asset impairment charges. Business disruptions and market volatility resulting from the COVID-19 pandemic could continue to have a material adverse impact on the Company’s results of operations, financial condition and cash flows.

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

Upon consummation of the Transaction, each outstanding share of the Company’s common stock will receive $5.00 in cash, one contingent value right (“CVR”), and one share of the combined company's common stock. Through the CVRs, which will not be publicly traded, the Company’s shareholders will be entitled to receive 95% of the net proceeds from any sale of the IKONICS legacy business completed during the 18 months following the closing of the business combination, and will expire at the end of such 18 month period with respect to any portion of the IKONICS legacy business which has not been sold. The shares of the combined company's common stock to be received by the Company’s shareholders will collectively represent approximately 2% of the combined company's pro forma common equity ownership.

Following consummation of the Transaction, the legacy business of IKONICS will be operated consistent with past practices but will be positioned for sale on terms that are acceptable to the board of directors of the combined company.

The Transaction is expected to close in the fourth quarter of 2021, subject to the receipt of regulatory approvals, the approval of IKONICS and TeraWulf shareholders, and other customary closing conditions.

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

The Company has incurred significant pre-tax expenses for professional fees and stock compensation expense in connection with the Transaction.  In the third quarter of 2021 and during the first nine months of 2021, these expenses totaled approximately $1.1 million and $1.9 million, respectively.  These expenses are primarily recorded in selling, general and administrative expenses in the condensed consolidated statement of operations.

Legal Proceedings

From time to time, the Company is involved in legal proceedings and regulatory proceedings arising from the Company’s operations. The Company establishes reserves for specific liabilities in connection with legal actions that are deemed to be probable and estimable. Except as set forth below, the Company is not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on its financial position or results of operations.

Six complaints have been filed by purported shareholders of IKONICS related to the mergers. On August 3, 2021, a complaint was filed in the United States District Court for the Southern District of New York, captioned Stein v. Ikonics Corporation, et al., No. 1:21-cv-06550. On August 11, 2021, a second complaint was filed in the United States District Court for the Eastern District of New York, captioned Bendimez v. Ikonics Corporation, et al., No. 1:21-cv-04514. On August 19, 2021, a third complaint was filed in the United States District Court for the Southern District of New York, captioned Whitfield v. Ikonics Corporation, et al., No. 1:21-cv-0710. On October 1, 2021, a fourth complaint was filed in the United States District Court for the Southern District of New York, captioned Jacobs v. Ikonics Corporation, et al., No. 1:21-cv-08148. On October 6, 2021, a fifth complaint was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Ciccotelli v. Ikonics Corporation, et al., No. 2:21-cv-04391.  On November 3, 2021, a sixth complaint was filed in the United States District Court for the Southern District of New York, captioned Noorman v. Ikonics Corporation, et al., No. 1:21-cv-09047. The Stein, Bendimez, Jacobs, Ciccotelli, and Noorman complaints name IKONICS and the members of its board of directors as defendants. The Whitfield complaint names as defendants IKONICS, its board of directors, and four other entities associated either with Telluride or TeraWulf and that are involved in the transactions discussed herein. Each of the six complaints alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain SEC rules and regulations promulgated thereunder. Generally, the complaints allege, among other things, that disclosures made in the July 30, 2021 registration statement filed on Form S-4 with the SEC, or various amendments to that registration statement, misrepresented and/or omitted material information. The complaints seek, among other remedies, injunctive relief, including enjoining defendants from proceeding with or consummating the mergers, rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees and expenses. IKONICS and the members of its board of directors have not yet answered or moved to dismiss any of the complaints, and believe they are without merit. However, there can be no assurance that IKONICS or its directors will prevail in any lawsuit. Additionally, similar lawsuits may be filed between the date of this filing and the date of the special meeting.

2.	Inventories

The major components of inventories as of September 30, 2021 and December 31, 2020 were as follows:

	Sep 30, 2021	Dec 31, 2020

Raw materials	$1,487,128	$1,323,655
Work-in-progress	356,365	428,753
Finished goods	1,104,345	1,065,458
Reduction to LIFO cost	(1,298,321)	(1,172,891)

Total Inventories	$1,649,517	$1,644,975

3.	Earnings Per Common Share (EPS)

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

Shares used in the calculation of diluted EPS are summarized below:

	Three Months Ended
	Sep 30, 2021	Sep 30, 2020

Weighted average common shares outstanding	1,981,138	1,976,354
Dilutive effect of stock options and restricted stock units	—	—
Weighted average common and common equivalent shares outstanding	1,981,138	1,976,354

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended
	Sep 30, 2021	Sep 30, 2020

Weighted average common shares outstanding	1,978,638	1,976,354
Dilutive effect of stock options and restricted stock units	—	—
Weighted average common and common equivalent shares outstanding	1,978,638	1,976,354

If the Company was in a net income position for the three and nine months ended September 30, 2021, 22,667 options with a weighted average exercise price of $8.49 would have been included as part of the computation of common share equivalents as the options would have been dilutive.

If the Company was in a net income position for the three and nine months ended September 30, 2021, 86,810 restricted stock units would have been included as part of the computation of common share equivalents as the restricted stock units would have been dilutive.

If the Company was in a net income position for the three and nine months ended September 30, 2020, 17,500 options outstanding with a weighted average exercise price of $6.97 would have remained excluded from the computation of common share equivalents as the options were anti-dilutive.

4.	Stock-Based Compensation

The Company maintains the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan replaced the 1995 Incentive Stock Option Plan (the "1995 Plan) upon its ratification by shareholders in April 2019.   The 1995 plan authorized the issuance of up to 442,750 shares of common stock through grants of restricted stock units and options.  Of those shares, 1,000 were subject to outstanding options as of September 30, 2021.  Awards granted under the 1995 Plan will remain in effect until they are exercised or expire according to their terms.    At the time the 2019 Plan was approved, there were 102,157 shares reserved for future grants under the 1995 Plan which will no longer be available for future grants.

Under the terms of the 2019 Plan, the number of shares of common stock that may be the subject of awards and issued under the 2019 Plan was initially set at 102,157.  Subsequent to the approval of the 2019 Plan, 12,750 outstanding options granted under the 1995 Plan were forfeited.  Under the terms of the 2019 Plan, those forfeited options are added back to the 2019 Plan reserve pool.  As of September 30, 2021, 90,850 restricted stock units (RSUs) and 23,250 options have been granted under the 2019 Plan, of which 1,000 stock options and 2,700 RSUs have been forfeited, bringing the number of shares of common stock available for future awards under the 2019 Plan to 4,257.

The Company charged compensation cost of approximately $204,600 against the loss for the nine months ended September 30, 2021 and approximately $10,100 for the nine months ended September 30, 2020.   As of September 30, 2021, there was approximately $597,000 of unrecognized compensation cost related to unvested share-based compensation awards. That cost is expected to be recognized over the next four years.

The Company receives a tax deduction for certain stock option exercises during the period in which the options are exercised, generally for the excess of the market price at the time the stock options are exercised over the exercise price of the options, which increases additional paid in capital and reduces income taxes payable.

Proceeds from the exercise of 3,833 stock options with an intrinsic value of approximately $39,800 were approximately $33,600 for the nine months ended September 30, 2021.  No stock options were exercised during the nine months ended September 30, 2020.

There were 10,000 options granted during the nine months ended September 30, 2021 and 2020. The fair value of options granted during the nine months ended September 30, 2021 and 2020 were estimated using the Black Scholes option pricing model with the following assumptions:

	2021	2020
Dividend yield	—	—
Expected volatility	51.6%	40.3%
Expected life of option (years)	10	10
Risk-free interest rate	0.5%	1.4%
Fair value of each option on grant date	$7.05	$2.90

Stock option activity during the nine months ended September 30, 2021 was as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at January 1, 2021	17,500	$6.97
Granted	10,000	11.50
Exercised	(3,833)	8.78
Expired and forfeited	(1,000)	10.75
Outstanding at September 30, 2021	22,667	$8.50
Exercisable at September 30, 2021	5,166	$6.54

The aggregate intrinsic value of all options outstanding and for those exercisable at September 30, 2021 was approximately $152,800 and $44,900, respectively.

There were 36,550 RSUs granted during the nine months ended September 30, 2021.  The shares underlying the awards were assigned a weighted average value of $11.01 per share, based on the closing price of the Company's common stock on the date of grants.  The scheduled vesting period for these awards ranges from vesting at the time of the grant up to four years.  No RSUs were granted during the nine months ended September 30, 2020.

RSU activity during the nine months ended September 30, 2021 is summarized as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested shares at January 1, 2021	54,300	$6.11
Granted	36,550	11.01
Vested	(1,340)	11.30
Forfeited or surrendered	(2,700)	6.69
Unvested shares at September 30, 2021	86,810	$8.07

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.	Segment Information

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

Management evaluates the performance of each segment based on the components of divisional income (loss).  Assets and liabilities are not allocated to segments, except for trade receivables.  Financial information with respect to the reportable segments follows:

For the three months ended September 30, 2021:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,954,569	$1,445,926	$81,925	$261,032	$—	$4,743,452
Cost of goods sold	2,076,840	759,955	36,762	287,805	—	3,161,362
Gross profit (loss)	877,729	685,971	45,163	(26,773)	—	1,582,090
Selling general and administrative*	331,134	316,535	31,811	37,153	1,557,421	2,274,054
Research and development*	—	—	—	—	134,608	134,608
Income (loss) from operations	$546,595	$369,436	$13,352	$(63,926)	$(1,692,029)	$(826,572)

For the three months ended September 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$2,051,047	$893,064	$62,024	$128,849	$—	$3,134,984
Cost of goods sold	1,474,881	499,750	33,143	253,431	—	2,261,205
Gross profit (loss)	576,166	393,314	28,881	(124,582)	—	873,779
Selling general and administrative*	234,884	180,285	27,567	51,644	485,393	979,773
Research and development*	—	—	—	—	136,520	136,520
Income (loss) from operations	$341,282	$213,029	$1,314	$(176,226)	$(621,913)	$(242,514)

For the nine months ended September 30, 2021:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$7,306,983	$3,797,382	$243,680	$720,163	$—	$12,068,208
Cost of goods sold	5,217,363	1,953,681	113,814	775,624	—	8,060,482
Gross profit (loss)	2,089,620	1,843,701	129,866	(55,461)	—	4,007,726
Selling general and administrative*	879,064	792,290	93,851	154,643	3,482,299	5,402,147
Research and development*	—	—	—	—	398,425	398,425
Income (loss) from operations	$1,210,556	$1,051,411	$36,015	$(210,104)	$(3,880,724)	$(1,792,846)

For the nine months ended September 30, 2020:

	IKONICS
		IKONICS
	Chromaline	Imaging	DTX	AMS	Unalloc.	Total
Net sales	$5,635,373	$2,488,963	$223,606	$856,673	$—	$9,204,615
Cost of goods sold	4,300,512	1,397,458	109,235	985,504	—	6,792,709
Gross profit (loss)	1,334,861	1,091,505	114,371	(128,831)	—	2,411,906
Selling general and administrative*	1,027,239	683,720	91,999	211,788	1,948,354	3,963,100
Research and development*	—	—	—	—	521,334	521,334
Income (loss) from operations	$307,622	$407,785	$22,372	$(340,619)	$(2,469,688)	$(2,072,528)

*The Company does not allocate all selling, general and administrative expenses or any research and development expenses to its operating segments for internal reporting.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Trade receivables by segment as of  September 30, 2021 and December 31, 2020 were as follows:

	Sep 30, 2021	Dec 31, 2020

Chromaline	$1,266,482	$1,676,592
IKONICS Imaging	482,691	396,116
DTX	19,908	35,983
AMS	155,643	57,676
Unallocated	(49,547)	(47,154)

Total	$1,875,177	$2,119,213

6.	Income Taxes

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of September 30, 2021, a full valuation allowance has been recorded to reserve for deferred tax assets entirely, which are not expected to be realized.  The valuation allowance will be reevaluated on a quarterly basis and may change if estimates of future taxable income during the carryforward period is increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth

The effective tax rate for the three months ended September 30, 2021 was an expense of 3.0%, compared to a benefit of 0.5% for the three months ended September 30, 2020.   The Company recorded an income tax expense of  $26,000 and an expense of $7,000 for the three months ended September 30, 2021 and 2020, respectively.

The effective tax rate for the nine months ended September 30, 2021 was an expense of 0.3%, compared to a benefit of 10.9% for the nine months ended September 30, 2020. The primary driver of the change in the Company’s effective tax rate is attributable to additional benefit from a net operating loss carryback claim recorded in the prior year.  The Company recorded an income tax expense of  $6,000 and a benefit of $232,000 for the nine months ended September 30, 2021 and 2020, respectively.

IKONICS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority is more-likely -than-not to sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. As of September 30, 2021, the Company has no unrecognized tax benefits.

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

In January of 2021, the Company was informed that the bank will require the Company to repay the outstanding principal and any outstanding accrued and unpaid interest on April 1, 2021.  On April 1, 2021, the Company repaid the entire loan including principal amount of $2.7 million and interest of $6,100 with existing cash on  hand.   When the loan was repaid, $82,000 of unamortized deferred financing costs were written off and charged to interest expense.

Line of Credit

The Company also had a bank line of credit providing for borrowings of up to $2,050,000 which was renewed on August 30, 2021 and expires on December 31, 2021 if not renewed and bears interest at 0.85 percentage points over the highest Prime rate.   The Company did not utilize this line of credit or its previous line of credit during the first nine months of 2021 or 2020 and there were no borrowings outstanding as of September 30, 2021 or December 31, 2020.  There are no financial covenants related to the line of credit, and the line of credit is collateralized by some of the Company's assets.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis focuses on those factors that had a material effect on the Company’s financial results of operations during the third quarter of 2021 and first nine months of 2021 as well as the same periods of 2020.  It should be read in connection with the Company’s condensed unaudited financial statements and notes thereto included in this Form 10-Q.

Impact of the COVID-19 Pandemic

The Company is continuing to closely monitoring the coronavirus (COVID-19) pandemic and its impact on its business. The outbreak and continuing spread of COVID-19 resulted in a substantial curtailment of business activities worldwide and caused weakened economic conditions, both nationally and globally. As part of efforts to contain the spread of COVID-19, state, local and foreign governments imposed various restrictions on the conduct of business and travel. Government restrictions, such as stay-at-home orders and quarantines and company remote work policies led to a significant number of business closures and slowdowns. Even though many of the government restrictions have been lifted, these business closures and slowdowns adversely impacted and will likely continue to adversely impact the Company directly, as well as caused its customers and suppliers to slow or stop production, which significantly disrupted the Company's sales, production and supply chain.  For example, as a result of the COVID-19 pandemic, the Company began to experience decreased demand for its products and services during the year ended 2020 and into 2021 along with disruptions to its supply chain.  Even thought demand for the Company's products and services has begun to return to pre-COVID-19 levels, the Company can not be assured that the increase in demand will continue or that it will be able to full fill this demand due to continued supply chain disruption  which will likely have a material adverse impact on the Company's business, operating results and financial condition.  The Company’s facilities continue to operate and are doing so safely, having implemented social distancing and enhanced health and safety measures. The Company's leadership continues to address the situation and is adjusting as necessary. The Company also previously implemented necessary procedures to enable a significant portion of its employee base to work remotely.  During the first nine months of 2021 most all of the Company's employees have returned to working at the Company's facilities. As the situation continues to evolve into a more prolonged pandemic, the Company expects the COVID-19 pandemic to have a significant adverse effect on economies and financial markets globally, potentially leading to a significant worldwide economic downturn, which could have a significant adverse effect on the Company's business, operating results and financial condition.  To partially mitigate the negative impact of the COVID-19 pandemic,  in 2020 the Company implemented cost reduction efforts including a reduction of its workforce, a decrease in the Company’s contribution to its 401(k) retirement plan and the elimination of all non-essential expenditures.  Refer to “Risk Factors” in our 2020 Annual Report on Form 10-K for more information on the potential effects of the ongoing COVID-19 pandemic on our future operating results.

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

International revenue.  The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world. Foreign sales were approximately 28% of total sales during the first nine months of 2021 and 30% during the first nine months of 2020.

Results of Operations

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

Sales.  The Company’s 2021 third quarter sales of $4.7 million were $1.6 million or 51.3%, higher than the 2020 third quarter sales of $3.1 million.  Chromaline's 2021 third quarter sales of $3.0 million increased by 44.1% from third quarter 2020 sales of $2.1 million while IKONICS Imaging sales increased from $893,000 in the third quarter of 2020 to $1.4 million in the third quarter of 2021, a 61.9% increase.  DTX sales also increased by 32.1% in the third quarter of 2021 to $82,000 compared to $62,000 in the third quarter of 2020 while AMS sales grew from $129,000 in the third quarter of 2020 to $261,000 in the third quarter of 2021, a 102.6% increase.  Chromaline, IKONICS Imaging, DTX, and AMS sales in third quarter of 2020 were negatively impacted by the slowdown in economic activity related to the COVID-19 pandemic.  IKONICS Imaging sales in the third quarter of 2021 have also been favorably impacted by improved IKONART® sales.

Gross Profit.  Gross profit was $1.6 million or 33.4% of sales, in the third quarter of 2021 compared to $874,000, or 27.9%, of sales for the same period in 2020.  The Chromaline gross margin increased from 28.1% in the third quarter of 2020 to 29.7% in the third quarter of 2021 while the IKONICS Imaging gross margin increased from 44.0% in the third quarter of 2020 to 47.4% in the third quarter of 2021.  The 2021 third quarter DTX gross margin was 55.1% compared to 46.6%  for the the same period last year while the AMS gross margin improved from a negative 96.7% in the third quarter of 2020 to a negative 10.3% in the third quarter of 2021.  All gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $2.3 million or 47.9% of sales, in the third quarter of 2021 compared to $980.000, or 31.3% of sales, for the same period in 2020.  Selling, general and administrative expenses for the third quarter of 2021 increased primarily due to approximately $1.1 million of professional service and stock compensation expenses related to the pending strategic business combination with TeraWulf, Inc.

Research and Development Expenses.  Research and development expenses during the third quarter of 2021 were $135,000, or 2.8% of sales, and were similar to third quarter 2020 research and  development expense of $137,000, or 4.4%, of sales.

Interest Expense.  Interest expense for the third quarter of 2020 was $25,000 and was nominal in the third quarter of 2021.

Income Taxes.  For the three months ended September 30, 2021 the effective tax rate was an expense of 3.0%, compared to a benefit of 0.5% for the three months ended September 30, 2020.  The Company recorded income tax expense $26,000 and an expense of $7,000 for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales.  The Company’s 2021 sales for the first nine months of $12.1 million were $2.9 million, or 31.1%, higher than the 2020 first nine months sales of $9.2 million as 2020 sales were negatively impacted by the slowdown in economic activity related to the COVID-19 pandemic.   Chromaline 2021 sales for the first nine months of $7.3 million increased by 29.7% from 2020 first nine months sales of $5.6 million while IKONICS Imaging first nine month sales of $3.8 million in 2021 were $1.3 million, or 52.6% higher than sales for the first nine months of 2020.  IKONICS Imaging sales in 2021 also benefitted from improved IKONART® sales.  AMS sales in the first nine months of 2021 were $720,000 compared to $857,000 for the same period in 2020, a 15.9% decrease.  For AMS sales, both the negative effect of the COVID-19 pandemic in 2020 and the recovery in 2021 has been delayed compared to IKONICS other business segments.  DTX sales for the first nine months of 2021 of $244,000 increased by 9.0% over DTX sales for the first nine months of 2020.

Gross Profit.  Gross profit was $4.0 million, or 33.2% of sales, in the first nine months of 2021 compared to $2.4 million, or 26.2% of sales, for the same period in 2020.  The Chromaline gross margin increased from 23.7% in the first nine months of 2020 to 28.6% for the first nine months of 2021 while the IKONICS Imaging gross margin increased from 43.9% in the first nine months of 2020 to 48.6% in the first nine months of 2021.   The 2021 DTX gross margin for the first nine months was 53.3% compared to 51.1%  for the same period last year while the AMS gross margin improved from a negative 15.0% for the first nine months of 2020 to a negative 7.7% for the same period in 2021.  All gross margins in 2020 were unfavorably impacted by lower sales volumes and lower production output caused by the COVID-19 pandemic.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $5.4 million, or 44.8% of sales, in the first nine months of 2021 compared to $4.0 million, or 43.1% of sales, for the same period in 2020.  Selling, general and administrative expenses for the first nine months of 2021 include approximately $1.7 million of professional service and $200,000 of stock compensation expense related to the pending strategic business combination with TeraWulf, Inc.  Selling, general and administrative expenses for the first nine months of 2020 were affected by $365,000 of one-time costs related to the Chief Executive Officer transition occurring in the first nine months of 2020.  These costs include severance payments, a signing bonus, relocation expenses and executive search consulting expenses.

Research and Development Expenses.  Research and development expenses during the first nine months of 2021 were $398,000, or 3.3% of sales, versus $521,000, or 5.7%, of sales for the same period in 2020.  Research and development expenses in the first nine months of 2021 were favorably impacted by a reduction in staffing levels.

Interest Expense.  Interest expense for the first nine months of 2021 and 2020 was $102,000 and $71,000, respectively.  The interest expense increase for the first nine months of 2021 is due to the $82,000 write off of debts acquisition costs when the loan was repaid.

Income Taxes.  For the first nine months of 2021, the Company realized an income tax expense of $6,000, or an effective tax rate of 0.3%, compared to a benefit of $232,000, or an effective tax rate of 10.9% for the nine months ended September 30, 2020.  The primary driver of the change in the Company’s effective tax rate is attributable to additional benefit from a net operating loss carryback claim recorded in the prior year.

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

Cash was $1.5 million and $3.7 million at September 30, 2021 and December 31, 2020, respectively.  Operating activities provided $565,000 in cash during the first nine months of 2021 compared to a use of cash of $630,000 during the same period in 2020.  Cash provided by or used in operating activities is primarily the result of net losses adjusted for non-cash depreciation, amortization, stock based compensation, and certain changes in working capital components discussed in the following paragraph.

During the first nine months of 2021, trade receivables decreased by $244,000 due to improved collections.  The Company believes that the quality of its receivables is high and that strong internal controls are in place to maintain proper collections.  Inventories remained relatively flat with an increase of $5,000.  Prepaid expenses and other assets increased by $58,000 reflecting the prepayment of insurance premiums.  Accrued expenses increased $135,000 due to the timing of payroll.  Accounts payable increased by $1.2 million mainly due to professional service expenses related to the pending strategic business combination with TeraWulf, Inc.  Income taxes receivable decreased by $214,000 as the Company received payment during 2021 on a previously recorded income tax refund.

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

During the first nine months of 2021, cash used in investing activities was $19,000.  The Company’s purchases of equipment of $14,000 were mainly for improvements to production and process capabilities.  The Company incurred $10,000 in patent application costs that the Company records as an asset and amortizes upon successful completion of the application process.  Additionally, the Company received $5,000 in proceeds from the sale of a vehicle.

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

During the first nine months of 2021, the Company received $34,000 from the issuance of 3,833 shares of common stock from the exercise of stock options.  There were no exercises of stock options during the first nine months of 2020.

On April 1, 2016, the Company entered into a financing agreement (the “Financing Agreement”) under which the Duluth Economic Development Authority (the “Issuer”) agreed to sell $3,415,000 of its Tax Exempt Industrial Revenue Bonds, Series 2016 (IKONICS Project) (the “Bonds”) to Wells Fargo Bank, National Association (the “Bank”), and the Bank agreed to lend to the Company the proceeds received from the sale of the Bonds (the “Loan”). Related to the Company’s Loan, the Company made principal payments of $108,000 during the first nine months of 2020.

The Company was subject to certain customary covenants set forth in the Loan, including a requirement that the Company maintain a debt service coverage ratio of not less than 1.25 to 1.00.  As of December 31, 2020, the Company was in compliance with the debt service coverage ratio loan covenant.  During the first nine months of 2021, the Company was notified by the bank that per the loan agreement the bank will recall the loan on April 1, 2021.  On April 1, 2021, the Company repaid the entire loan including principal amount of $2.7 million and interest of $6,100 with existing cash on hand.

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

During the third quarter of 2021, the Company renewed a bank line of credit providing for borrowings of up to $2,050,000 which expires December 31, 2021 if not renewed.  The line of credit is collateralized by the Company’s assets and bears interest at 0.85 percentage points over the highest Prime.  The Company did not utilize this line of credit or its previous line of credit during the first nine months of 2021 or 2020, and there were no borrowings outstanding as of September 30, 2021 or December 31, 2020.  There are no financial covenants related to the line of credit, and the Company may secure a similar line of credit when the current line of credit expires.

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

Capital Expenditures

Through the first nine months of 2021, the Company incurred $14,000 of capital expenditures mainly for improvements to production and process capabilities.

The Company anticipates minimal capital expenditures for the remainder of 2021.  Currently, the Company expects to fund its capital expenditures with existing cash and cash generated from operating activities.

International Activity

The Company markets its products to numerous countries in North America, Europe, Latin America, Asia and other parts of the world.  Foreign sales were approximately 28% of total sales during the first nine months of 2021 and 30% during the first nine months of 2020.   The fluctuations of certain foreign currencies have not significantly impacted the Company’s operations, as the Company’s foreign sales are not concentrated in any one region of the world, although a strong U.S. dollar does make the Company’s products less competitive internationally.  The Company believes its vulnerability due to uncertainties in foreign currency fluctuations and general economic conditions in foreign countries is not significant.

The Company’s foreign transactions are primarily negotiated, invoiced and paid in U.S. dollars, while a portion are transacted in Euros.  The Company has not implemented an economic hedging strategy to reduce the risk of foreign currency translation or transaction exposures, as management does not believe this to be a significant risk based on the scope and geographic diversity of the Company’s foreign operations.  Furthermore, the impact of foreign exchange on the Company’s balance sheet and operating results was not material in either 2021 or 2020.

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

There were no changes to the Company's internal control over financial reporting that occurred during the first nine months of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, the Company is involved in legal proceedings and regulatory proceedings arising from the Company’s operations. The Company establishes reserves for specific liabilities in connection with legal actions that are deemed to be probable and estimable. Except as set forth below, the Company is not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on its financial position or results of operations.

Shareholder Litigation Relating to the Mergers

Six complaints have been filed by purported shareholders of IKONICS related to the mergers. On August 3, 2021, a complaint was filed in the United States District Court for the Southern District of New York, captioned Stein v. Ikonics Corporation, et al., No. 1:21-cv-06550. On August 11, 2021, a second complaint was filed in the United States District Court for the Eastern District of New York, captioned Bendimez v. Ikonics Corporation, et al., No. 1:21-cv-04514. On August 19, 2021, a third complaint was filed in the United States District Court for the Southern District of New York, captioned Whitfield v. Ikonics Corporation, et al., No. 1:21-cv-0710. On October 1, 2021, a fourth complaint was filed in the United States District Court for the Southern District of New York, captioned Jacobs v. Ikonics Corporation, et al., No. 1:21-cv-08148. On October 6, 2021, a fifth complaint was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Ciccotelli v. Ikonics Corporation, et al., No. 2:21-cv-04391.  On November 3, 2021, a sixth complaint was filed in the United States District Court for the Southern District of New York, captioned Noorman v. Ikonics Corporation, et al., No. 1:21-cv-09047. The Stein, Bendimez, Jacobs, Ciccotelli, and Noorman complaints name IKONICS and the members of its board of directors as defendants. The Whitfield complaint names as defendants IKONICS, its board of directors, and four other entities associated either with Telluride or TeraWulf and that are involved in the transactions discussed herein. Each of the six complaints alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and certain SEC rules and regulations promulgated thereunder. Generally, the complaints allege, among other things, that disclosures made in the July 30, 2021 registration statement filed on Form S-4 with the SEC, or various amendments to that registration statement, misrepresented and/or omitted material information. The complaints seek, among other remedies, injunctive relief, including enjoining defendants from proceeding with or consummating the mergers, rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees and expenses. With the exception of the Whitfield case, IKONICS and the members of its board of directors have not been served with the complaints. One or more individual defendants have been served in the Whitfield case. IKONICS and the members of its board of directors have not yet answered or moved to dismiss any of the complaints, and believe they are without merit. However, there can be no assurance that IKONICS or its directors will prevail in any lawsuit. Additionally, similar lawsuits may be filed between the date of this filing and the date of the special meeting.

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

The outcome of the pending litigation based on claims arising from or relating to a proxy statement/prospectus that we have filed with the SEC in connection with the mergers, as well as any similar litigation that may be brought against the Company and its directors by purported shareholders of the Company, is uncertain and could result in significant costs to the Company, including costs associated with the indemnification of the Company's directors and officers. Other plaintiffs may also file lawsuits against the Company and/or its directors and officers in connection with the mergers. The defense or settlement of any lawsuits or claims relating to the mergers may have an adverse effect on the business, financial condition and results of operations of the Company.

If the actions that may be brought, remain unresolved, they could prevent or delay the completion of the mergers. One of the conditions to the consummation of the mergers is that the parties to the merger agreement are not subject to any decree, order or injunction of a U.S. court of competent jurisdiction that prohibits the consummation of the mergers. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive prohibiting the consummation of the transactions contemplated by the merger agreement (including the mergers), then such injunctive or other relief may prevent the mergers from becoming effective in a timely manner or at all.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 3.	Defaults upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021:

Exhibit	Description
2.1	Agreement and Plan of Merger, dated June 24, 2021, by and among IKONICS Corporation, Telluride Holdco, Inc., Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc., and TeraWulf Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2021).
2.2	Amendment to Agreement and Plan of Merger, dated August 5, 2021, by and among TeraWulf Inc., IKONICS Corporation, Telluride Holdco, Inc., Telluride Merger Sub I, Inc. and Telluride Merger Sub II, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 11, 2021).
2.3	Amendment No.2 to Agreement and Plan of Merger, dated September 17, 2021, by and among TeraWulf Inc., IKONICS Corporation, Telluride Holdco, Inc., Telluride Merger Sub I, Inc. and Telluride Merger Sub II, Inc. (incorporated by reference to Appendix A to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4)
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 16, 2002).
3.2	Amended and Restated Bylaws of IKONICS Corporation (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certifications of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certifications of CFO
32	Section 1350 Certifications
101

Financial statements from the Quarterly Report on Form 10-Q of IKONICS Corporation for the period ended September 30, 2021 filed with the SEC on November 15, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited), (iii) Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited), (iv) Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited), and (v) Notes to Condensed Financial Statements (unaudited)

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

IKONICS CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKONICS CORPORATION

Date: November 15, 2021	By:	/s/ Jon Gerlach
Jon Gerlach,
Chief Financial Officer, and
Vice President of Finance