Form 10-K
period 2021-12-31
TERAWULF INC.
filed 2022-03-31
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-41163

TERAWULF INC.

(Exact name of registrant as specified in its charter)

DE		87-1909475
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

9 Federal Street		21601
Easton	MD
(Address of principal executive offices)	(State)	(Zip Code)

(410) 770-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No ☒

The registrant was not a public company as of September 30, 2021, the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

There were 100,700,099 shares of common stock outstanding as of March 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders.

TERAWULF INC.

(i)

PART I

ITEM 1.	Business

Overview

TeraWulf, Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of sustainable bitcoin mining. TeraWulf develops, owns and operates bitcoin mining facility sites in the United States and expects to consume over 90% zero-carbon energy, with a target of 100% zero-carbon energy by 2028.

TeraWulf is actively developing, consistent with its sustainable energy mandate, two bitcoin mining facility sites in the states of New York and Pennsylvania, the Lake Mariner Facility and the Nautilus Cryptomine Facility, respectively, and has secured competitive equipment supply agreements for each. These two industrial-scale projects are expected to reach an aggregate 800 MW of net bitcoin mining capacity and over 23 exahash per second (“EH/s”) of computational power by 2025.

TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its mining facility sites. Incremental revenues or liquidity may be generated through the sale of mined bitcoin and the commercial optimization of TeraWulf’s power supply, including offering flexible baseload energy demand that can quickly ramp up or down to balance the energy needs of the grid.

Corporate History and Structure

Paul Prager, Chief Executive Officer (“CEO”) and chairman of the board of directors of TeraWulf, co-founded TeraWulf with Nazar Khan, Chief Operating Officer and Chief Technology Officer, in 2021. Together with Kerri Langlais, Chief Strategy Officer, the TeraWulf management team has worked together for over 15 years.

Below is a summary outline of key developments:

•	February 2021
•	Founded TeraWulf Inc.
•	Executed equipment supply agreement for the Lake Mariner Facility
•	March 2021
•	Completed private placement of TeraWulf common stock generating gross proceeds of $30 million
•	Executed equipment supply agreement with Minerva Semiconductor Corp. (“Minerva”) for 30,000 miners (approximately 100 MW / 3.0 EH/s in the aggregate)
•	May 2021
•

Partnered with Talen Energy Corporation (“Talen”) to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania, 150 MW of which will be attributable to TeraWulf once complete

•	June 2021
•	Announced strategic business combination with IKONICS Corporation (“IKONICS”), a Minnesota imaging technology business
•	Completed private placement of TeraWulf’s Series A Preferred Stock generating gross proceeds of $50 million
•	Executed two equipment supply agreements with Bitmain for 30,000 S19j Pro miners (approximately 90 MW / 3.0 EH/s in the aggregate)

•	July 2021
•	Joined the Bitcoin Mining council, an open forum of bitcoin miners committed to promoting transparency, sharing best practices and educating the public on the benefits of bitcoin and bitcoin mining
•	Registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”)
•	November 2021
•	SEC declared the registration statement on Form S-4 effective
•	December 2021
•	Raised $123.5 million of term loan debt and completed private placements of TeraWulf common stock generating gross proceeds of approximately $76.5 million
•	Completed business combination with IKONICS
•	Shares of TeraWulf common stock began trading on The Nasdaq Stock Market LLC under the ticker symbol “WULF” on December 14, 2021
•	Series A Preferred Stock converted to TeraWulf common stock simultaneously with the completion of the business combination with IKONICS
•	January 2022
•

Announced the launch of The TeraWulf Charitable Foundation, a private, philanthropic organization focused on funding and participating in social health, environmental and sustainability initiatives, with a donation of 2.3% of outstanding TeraWulf common stock

•	Filed a $500 million universal shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on February 4, 2022
•	February 2022
•	Launched an at-the-market offering program with the SEC of up to $200 million in equity securities with B. Riley Securities, Inc and D.A. Davidson & Co. acting as placement agents
•	March 2022
•	Elected Kerri M. Langlais and Michael C. Bucella to the Board
•	Commenced mining at the Lake Mariner Facility
•

Completed offerings worth approximately $15 million, comprised of a registered direct offering of convertible preferred stock generating gross proceeds of $10 million and a $5 million direct purchase by the Company’s CEO

TeraWulf’s business operations are conducted through several operating subsidiaries with its core operational and business activities directed through TeraWulf. The chart below sets forth TeraWulf’s corporate structure as of the date of this Annual Report. All entities on the chart have been incorporated in the State of Delaware as either corporations or limited liability companies, as the case may be, as indicated on the chart.

IKONICS Corporation

TeraWulf completed its business combination with IKONICS on December 13, 2021 (the “Closing Date”) pursuant to the agreement and plan of merger, dated as of June 24, 2021 (as amended, the “Merger Agreement”). IKONICS served as an international leader in the development of imaging technologies for over 65 years and introduced products and process solutions for a diverse array of imaging markets. For the period January 1, 2021 through December 13, 2021, IKONICS had net sales of approximately $15.8 million and a net loss of approximately $5.5 million.

Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of common stock of TeraWulf, (ii) one contractual contingent value right (each, a “CVR”) pursuant to the Contingent Value Rights Agreement between TeraWulf and IKONICS (the “CVR Agreement”) and (iii) the right to receive $5.00 in cash, without interest. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not to be transferable, except in limited circumstances such as by will or intestacy, and are not listed on any quotation system or traded on any securities exchange.

The common stock issued and outstanding of TeraWulf prior to its merger with IKONICS (in such capacity, “TeraCub”) was automatically converted, immediately prior to the Closing Date of the merger, into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.

The TeraWulf Advantage: Vertically integrated, ESG-Focused Bitcoin Miner

Infrastructure First. TeraWulf is witness to an oversupply of application-specific integrated circuit (“ASIC”) miners relative to the infrastructure available to host ASICs throughout the bitcoin mining industry. The Company’s infrastructure capacity outpaces our contracted ASIC deliveries, providing several strategic benefits. Less capital is allocated to long-term ASIC contracts, which allows TeraWulf to obtain newer, more efficient ASIC units from reputable semiconductor manufacturers as they come to market, as compared to TeraWulf’s competitors, who must wait for their current-generation ASIC supply contracts to be fulfilled. Having infrastructure in place allows for more capital efficient ASIC procurement through purchase structures that would be unfeasible without existing infrastructure. The Company’s infrastructure-first strategy also enables opportunistic acquisitions of ASICs with reduced prepayment timelines, enabling a more rapid return on invested capital.

Scale Rapidly with Active Pipeline. TeraWulf’s ability to achieve scale in its mining operations is driven by its access to state-of-the-art miners, ability to structure competitive power supply arrangements, and deep energy infrastructure and operational expertise. TeraWulf has strong relationships with leading mining equipment manufacturers, Bitmain and Minerva. These strategic relationships support preferred access and advantaged cost structures for global ASIC miners. To power its fleet of advanced miners, TeraWulf has structured and secured competitive equipment supply agreements with three key characteristics: sustainability, low-cost and high reliability. TeraWulf leverages its expertise in energy development and management to develop, operate, and maintain its bitcoin mining facility sites safely and efficiently.

Optimize Energy Supply. TeraWulf’s Lake Mariner Facility and the Nautilus Cryptomine Facility are located at structurally congested points in their respective markets and may increase power optimization opportunities and the ability to provide ancillary services to the electrical distribution grid. TeraWulf expects to have one of the lowest electricity costs among its publicly traded bitcoin mining peers at approximately $0.025 per kilowatt-hour (or total average cost of $0.028 per kilowatt-hour without the impact of Talen’s $29.3 million in-kind contribution to Nautilus Cryptomine LLC (“Nautilus”)), augmenting TeraWulf’s competitive position in varying bitcoin price environments.

Vertical Integration. TeraWulf owns 100% of the Lake Mariner Facility and 50% of the Nautilus Cryptomine Facility. TeraWulf believes its ownership of its bitcoin mining facility sites is vital to its success. Energy infrastructure assets are complex and require specialized equipment, numerous commercial relationships, and diverse stakeholder groups. Ownership of its mining sites allows TeraWulf to take a wholistic approach to ensure projects are completed safely, timely, and reliably. In addition, vertical integration allows TeraWulf to be good stewards of the environment and the communities in which it operates. Furthermore, ownership enhances the ability to actively manage site development, the project supply chain, and commercial arrangements. Most importantly, it provides employees, investors, and communities accountability and transparency.

Experienced Team. TeraWulf is supported by Beowulf Electricity & Data Inc. (“Beowulf E&D”), a company controlled by TeraWulf’s CEO, to ensure an efficient buildout of its bitcoin mining facility sites. In addition, members of the Beowulf E&D team have over thirty years of experience overseeing the buildout and operation of large-scale energy facilities, which experience lends itself to the buildout of TeraWulf’s new bitcoin mining facilities. The Lake Mariner Facility is designed as replicable, reliable and cost-effective data centers for housing ASICs, but also designed with modular functionality to allow installation of a portion of ASICs prior to the completion of the facility.

ESG Focused. Environmental, Social and Governance (“ESG”) considerations are at the core of TeraWulf’s strategy to become the market leader for sustainable bitcoin mining. Achieving zero-carbon power is a cornerstone of its business. TeraWulf is focused on social issues related to diversity and inclusion, community engagement, science, technology, engineering and mathematics education, and governance as they relate to the board of directors and corporate processes. TeraWulf’s executives formed The TeraWulf Charitable Foundation, a private, philanthropic organization focused on funding and participating in social health, environmental and sustainability initiatives. TeraWulf evaluates each project and investment using an ESG matrix to ensure alignment of TeraWulf’s physical footprint with its corporate values.

Strong Commitment to ESG

Positively impacting our environment through our operations.

SOCIAL
ENVIRONMENT
GOVERNANCE
INTEGRITY
EXCELLENCE
SAFETY
COMMITMENT
RESPECT

ENVIRONMENT

- ✓ *Currently 90%+ zero carbon with goal of 100%*
- ✓ *Strong environmental stewardship*
- ✓ *Strict compliance with regulation*
- ✓ *Valuable load balancing supports decarbonization of electric grid*

SOCIAL

- ✓ *Diverse management team*
- ✓ *Strong service culture, with emphasis on supporting veterans*
- ✓ *Track record of stakeholder engagement and supporting communities*

GOVERNANCE

SASB ALLIANCE

- ✓ *Nine-member board (33% female)*
- ✓ *Balance of institutional knowledge and fresh perspective*
- ✓ *Independent audit and compensation committees*
- ✓ *Comprehensive risk management and business continuity practices*

TERAWULF
1

Human Capital Management

As of March 28, 2022, TeraWulf had six full-time employees. TeraWulf’s human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating TeraWulf’s employees, advisors and consultants. TeraWulf provides employees the opportunity to advance professionally and to be rewarded commensurate with results. As TeraWulf is a small team of only six employees, TeraWulf also uses its affiliate Beowulf E&D’s human capital resources for support pursuant to the administrative and infrastructure services agreement. Beowulf E&D, along with TeraWulf, is focused on ESG and diversity initiatives, and both companies share similar goals, corporate standards and governance practices as a result of their affiliated relationship. The principal purposes of TeraWulf’s 2021 Omnibus Incentive Plan is to attract, retain and motivate employees, executive officers and directors through the granting of stock-based compensation awards.

Planned Mining Operations

TeraWulf is actively developing its bitcoin mining facility sites which expect to have an aggregate 800 MW of net bitcoin mining capacity and over 23 EH/s of computational power by 2025. The Lake Mariner Facility and the Nautilus Cryptomine Facility have secured competitive equipment supply agreements and benefit from sustainable power supply with strong counterparties in developed, robust power markets.

Lake Mariner Facility — Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with the New York Power Authority (“NYPA”) with the potential to expand into an additional 410 MW of energy supply. The first phase comprising approximately 100 MW of bitcoin mining capacity is expected to be online by year end 2022.

Nautilus Cryptomine Facility — The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen. The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is adjacent to the 2.5 GW nuclear-powered Susquehanna Steam Electric Station (the “Susquehanna Station”), 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options, for a total of 11 years assuming the renewal options are exercised. The Nautilus Cryptomine Facility is located “behind the meter” and is not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. The Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy.

TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022. TeraWulf plans to begin mining at the Nautilus Cryptomine Facility by mid-year 2022. TeraWulf expects to use cash flow generated from mining operations and additional capital raises to fund the remainder of its mining capacity buildout.

Subject to strategic development plans and the prevailing market prices and mining economics of bitcoin, TeraWulf’s management and board of directors may decide to exchange bitcoin for fiat currency through over-the-counter providers or exchanges to fund operations and future growth. While TeraWulf has relationships with over-the-counter providers and digital asset exchanges, TeraWulf does not have a contractual obligation as of the date of this Annual Report to convert bitcoin into fiat currency using any one provider and/or exchange. Currency exchange fees vary by provider and amount of digital asset being converted. TeraWulf anticipates conversion fees to the third-party providers to be in the range of approximately 0% to 0.25%. As of the date of this Annual Report, TeraWulf does not plan to convert bitcoin into other digital assets.

Agreements Relating to TeraWulf’s Business and Operations

Equipment Supply Agreements

Bitmain Agreements

On June 15, 2021, Nautilus executed (i) the non-fixed price sales and purchase agreement (the “First Quarter 2022 Bitmain Agreement”) with Bitmain to purchase 15,000 S19j Pro miners with a hash rate of 100 Th/s and power consumption of 2,950 W/unit, with 5,000 units available for delivery in January 2022, 5,000 units available for delivery in February 2022 and 5,000 units available for delivery in March 2022 and (ii) the non-fixed price sales and purchase agreement (the “Second Quarter 2022 Bitmain Agreement” and, together with the First Quarter 2022 Bitmain Agreement, the “2022 Bitmain Agreements”) with Bitmain to purchase 15,000 S19j Pro miners with a hash rate of 100 Th/s and power consumption of 2,950 W/unit, with 5,000 units available for delivery in April 2022, 5,000 units available for delivery in May 2022 and 5,000 units available for delivery in June 2022. Further, 2,500 of the miners ordered under the First Quarter 2022 Bitmain Agreement will be delivered to the Lake Mariner Facility to be deployed there, further to that certain exchange agreement by and between TeraWulf (Thales) LLC (“TeraWulf (Thales)”), Cumulus Coin LLC (“Cumulus Coin”) and Nautilus, entered into as of March 14, 2022. See “—Talen Joint Venture—Talen Joint Venture Agreement.” As of the date of this Annual Report, under the First Quarter 2022 Bitmain Agreement, 10,000 miners are available for shipment, with the remaining 5,000 miners expected to be shipped in the second quarter of 2022. The aggregate purchase price of the miners under the First Quarter 2022 Bitmain Agreement is approximately $95.5 million (including discounts and the final actual purchase price), and the estimated aggregate purchase price of the miners under the Second Quarter 2022 Bitmain Agreement is approximately $89.7 million. The actual purchase price of the miners will be determined one month prior to the respective batch of the miners is shipped and with reference to the market circumstances, provided that the actual purchase price of the miners will not be higher than the estimated aggregate purchase price. Upon receipt of notification of the actual purchase price provided by Bitmain, Nautilus has the option to (i) continue the order of the respective batch of the miners with the original hash rate and pay the remaining amount at the actual purchase price, (ii) request Bitmain to increase the hash rate equivalent to the difference in the purchase price or (iii) partially or wholly decline to purchase the respective batch of the miners. The purchase price for the miners will be paid as follows: (x) at least 25% three days after signing the First Quarter 2022 Bitmain Agreement or the Second Quarter 2022 Bitmain Agreement, as applicable; (y) at least 35% six months prior to the shipment of the miners; and (z) the remaining 40% one month prior to the shipment of the miners. If Bitmain fails to deliver the miners after thirty days after the respective deadline, Nautilus will be entitled to cancel the order of such batch of the miners and request Bitmain to refund the purchase price of such undelivered batch of the miners together with interest at 0.333% per day for the period from the next day of each payment for such batch of the miners to the day immediately prior to the request. If Nautilus does not cancel the order, Bitmain is required to compensate Nautilus on a daily basis, equal to 0.0333% of the price of such undelivered batch to be paid in the form of delivery of more rated hash rate. Copies of the First Quarter 2022 Bitmain Agreement and the Second Quarter 2022 Bitmain Agreement were attached as exhibits to the registration statement on Form S-4 and are incorporated by reference herein.

On December 7, 2021, Lake Mariner Data LLC (“Lake Mariner”), a Delaware limited liability company and a wholly-owned, indirect subsidiary of TeraWulf, executed a non-fixed price sales and purchase agreement (the “December 7 Bitmain Agreement”) with Bitmain to purchase 3,000 S19 XP pro miners with a hash rate of approximately 140 Th/s and power consumption of approximately 3,010 W/unit, with 500 units to be delivered on a monthly basis from July 2022 through December 2022. On December 15, 2021, Lake Mariner executed a non-fixed price sales and purchase agreement (the “December 15 Bitmain Agreement” and together with the December 7 Bitmain Agreement, the “December Bitmain Agreements” and together with the 2022 Bitmain Agreements, the “Bitmain Agreements”) with Bitmain to purchase 15,000 S19 XP pro miners with a hash rate of approximately 140 Th/s and power consumption of approximately 3,010 W/unit, with 2,500 units to be delivered on a monthly basis from July 2022 through December 2022. The estimated aggregate purchase price of the miners under the December 7 Bitmain Agreement is approximately $32.6 million and the estimated aggregate purchase price of the miners under the December 15 Bitmain Agreement is approximately $169.1 million. The actual purchase price of the miners will be determined one (1) month prior to the respective batch of the miners is shipped and with reference to the market circumstances, provided that the actual purchase price of the miners will not be higher than the estimated purchase price. Upon receipt of notification of the actual purchase price provided by Bitmain, Lake Mariner has the option to (i) continue the order of the respective batch of the miners with the original hash rate and pay the remaining amount at the actual purchase price, (ii) request Bitmain to increase the hash rate by an amount that would equate to the dollar difference by which the estimated purchase price exceeds the actual purchase price (if any) or (iii) partially or wholly decline to purchase the respective batch of the miners, so long as it has been determined that the Company is in compliance with the terms of the December Bitmain Agreements. The purchase price for the miners will be paid as follows: (x) at least 35% within two (2) days after signing the December Bitmain Agreements (y) at least 35% six (6) months prior to the shipment of the miners; and (z) the remaining 30% one (1) month prior to the shipment of the miners. If Bitmain fails to deliver the miners after thirty (30) days after the respective deadline, Lake Mariner will be entitled to cancel the order of such batch of the miners and request Bitmain to refund the purchase price of such undelivered batch of the miners together with interest of 0.0333% per day for the period beginning from the date immediately after which payment for such batch of the miners was made to the date immediately prior to Lake Mariner’s request for refund. If Lake Mariner does not cancel the order and requests Bitmain to deliver such batch of the miners, Bitmain is required to compensate Lake Mariner a daily amount equal to 0.0333% of the price for such undelivered batch of the miners to be paid in the form of delivery of more rated hash rate.

Minerva Agreement

On March 19, 2021, TeraWulf executed the equipment purchase agreement (the “Minerva Agreement”) with Minerva to purchase 30,000 MV7 miners with hash rate of 100 Th/s (plus or minus 5%) and a power consumption of 3,400 W/miner (plus or minus 10%) with 10,000 units available for delivery in November 2021, 10,000 units available for delivery in December 2021 and 10,000 units available for delivery in January 2022 for an aggregate purchase price of approximately $118.5. The purchase price for the miners will be paid as follows: (i) 20% as a deposit on or before the close of business on March 22, 2021; (ii) 30% six months before the shipping date of each batch of the miners; (iii) 30% three months before the shipping date of each batch of the miners; and (iv) the remaining 20% one month before the shipping date of each batch of the miners. The Minerva Agreement was assigned by TeraWulf to Nautilus in connection with the formation of the Nautilus Joint Venture. Production delays at Minerva’s factory have impacted TeraWulf’s initial pricing and delivery schedule. As of the date of this Annual Report, Nautilus and Minerva have deemed all payments made to date to apply to the initial 10,000 miners to be shipped (5,000 net to TeraWulf), which payments comprise 90% of the total amount due for these miners. Nautilus does not intend to purchase any additional miners from Minerva beyond these initial 10,000 miners. A copy of the Minerva Agreement was attached as an exhibit to the registration statement on Form S-4 and is incorporated by reference herein.

Administrative and Infrastructure Services Agreement

On April 27, 2021, Beowulf E&D, a company owned and controlled by TeraWulf’s CEO, and TeraWulf entered into the administrative and infrastructure services agreement, pursuant to which Beowulf E&D agreed to provide, or to cause its affiliates to provide, to TeraWulf certain services necessary to buildout and operate certain bitcoin mining facilities anticipated to be developed by TeraWulf (the “Facilities”) and support TeraWulf’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, regulatory, health and safety, treasury, finance and accounting, human resources, legal, corporate compliance, risk management, ESG, tax compliance, external affairs, corporate communications, public affairs and corporate planning and development. In addition, the administrative and infrastructure services agreement allows for Beowulf E&D to take actions in the name of TeraWulf, subject to certain limitations as set forth in the agreement. The administrative and infrastructure services agreement has an initial term of five years and automatically renews for successive three-year terms, unless earlier terminated.

Pursuant to the administrative and infrastructure services agreement, TeraWulf is required to (i) make available its professional, supervisory and managerial personnel employed by TeraWulf or its affiliates to coordinate with Beowulf E&D as reasonably required and (ii) provide Beowulf E&D access to the Facilities and any appurtenances thereto, together with the necessary rights of ingress and egress thereto. In addition, pursuant to the administrative and infrastructure services agreement, TeraWulf is responsible for obtaining, maintaining and renewing all permits necessary for TeraWulf to do business in the jurisdictions in which the Facilities are located and to own, operate and maintain the Facilities.

Pursuant to the administrative and infrastructure services agreement, Beowulf E&D may not provide infrastructure, construction, operations and maintenance or administrative services to any other persons in the bitcoin mining industry during the initial five-year term, other than those services provided by Beowulf E&D at the time of the execution of the administrative and infrastructure services agreement.

Pursuant to the administrative and infrastructure services agreement, TeraWulf appointed Beowulf E&D as agent with such authority as may be necessary for Beowulf E&D to perform the services pursuant to the administrative and infrastructure services agreement, including, among others, the authority to take actions and execute documents in the name, and as agent on behalf, of TeraWulf, subject, in all instances, to the limitations on Beowulf E&D’s authority set forth in the administrative and infrastructure services agreement and the specific written instructions of TeraWulf from time to time.

TeraWulf has agreed to pay Beowulf E&D an annual fee for the first year in the amount of $7.0 million payable in monthly installments, and an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt-hour of electric load utilized by the Facilities thereafter. TeraWulf will also provide Beowulf E&D reimbursement for certain reasonable and documented equipment, infrastructure and operating expenses incurred in the performance of Beowulf E&D’s obligations under the administrative and infrastructure services agreement, which reimbursement will be prepaid monthly by TeraWulf and reconciled monthly. Beowulf E&D may also request advances for emergencies as well as equipment, infrastructure and operating expenses that require expedited payment terms.

In addition, in connection with the listing of its common stock, TeraWulf agreed to issue awards with respect to shares of its common stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective omnibus incentive plan. Once the Facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the Facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf common stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective omnibus incentive plan. A copy of the administrative and infrastructure services agreement was attached as an exhibit to the registration statement on Form S-4 and is incorporated by reference herein.

Lake Mariner Facility Lease

On June 1, 2021, Lake Mariner entered into the lease agreement (the “Lake Mariner Facility Lease”) with Somerset Operating Company, LLC (“Somerset”), a company 99.9%-owned and controlled by TeraWulf’s CEO, pursuant to which Lake Mariner agreed to lease from Somerset approximately 79 acres in the Town of Somerset, Niagara County, New York for an initial term of five years with an option to extend the term for additional five years on the same terms as the initial term with at least six months prior written notice from Lake Mariner to Somerset.

The Lake Mariner Facility Lease contemplates that Lake Mariner will construct, or cause to be constructed, one or more buildings and/or ancillary structures (collectively, the “Building”) to be used as a cryptocurrency mining facility with ancillary services reasonably related thereto. Upon expiration of the Lake Mariner Facility Lease, the Building, together with all other buildings and improvements located thereon, will revert to Somerset. Lake Mariner has the right, at its own cost and expense, to erect and install on the premises additional buildings, driveways, improvements, signs and personal property or to make alterations to or replace existing buildings or improvements thereto as it deems necessary. Lake Mariner is required, at its sole cost and expense, to obtain all permits and approvals necessary to construct and operate a cryptocurrency mining facility.

Lake Mariner agreed to pay rent to Somerset in the annual amount of $150,000, payable in advance in equal monthly installments commencing on the first day of the calendar month immediately following the earlier to occur of (i) commencement of the initial construction of the Building or any ancillary structures to be used as a cryptocurrency mining facility with ancillary services reasonably related thereto or (ii) the 180th day after date of execution of the Lake Mariner Facility Lease. Lake Mariner is also responsible for paying any and all costs and expenses related to the premises and the leasehold estate, including, among others, real estate taxes, insurance, maintenance, repair, utilities and all other obligations whether similar or dissimilar to the foregoing.

Electrical Infrastructure and Equipment Sales Agreement

On June 2, 2021, TeraWulf entered into the electrical infrastructure and equipment sales agreement with Somerset, pursuant to which Somerset sold and delivered to TeraWulf certain electrical infrastructure and equipment located in Barker, New York in an “as is” sale with no representations or warranties provided by Somerset with respect to the equipment for $632,000. The electrical infrastructure equipment sold by Somerset to TeraWulf included various breakers, transformers, switches, an iso-phase bus and support structures, cabling, structures, fencing and fire protection in the Somerset substation, all towers, poles, cables, ceramic bushings and lightning protection for the approximately 4,000 feet of 345KV transmission line that interconnects the Somerset substation to the New York State Electric & Gas Corporation Kintigh Substation at the point of interconnection, which is at the cable termination to the 345kV Switch B1-14/B1-19G and a 17,000 SF building.

Award for the Sale of High-Load Factor Power

On March 31, 2020, NYPA awarded TeraWulf a 90 MW allocation of high-load factor power for the Lake Mariner Facility for the sale of high-load factor power and NYPA’s Service Tariff No. HLF-1 (the “PPA”). On February 14, 2022, the Company executed the PPA with a term of ten years from the date of commencement of NYPA’s power delivery. Under the PPA, Lake Mariner is responsible for paying NYPA for unforced capacity, any fees associated with transmission and delivery of power and energy and a monthly clean energy implementation charge.

Wendel Agreement

On September 17, 2021, Wendel Construction, Inc., as subcontractor, Beowulf E&D, as contractor and TeraWulf, as owner, entered into the Project Build Subcontract Agreement to substantially build the Lake Mariner Facility (as amended by that certain 2nd Amendment to Project Build Subcontract Agreement, the “Wendel Agreement”). The Wendel Agreement provides that TeraWulf pay to Wendel for their performance of the work, with a Control Estimate (as defined therein) of approximately $47.1 million. Pursuant to the terms of the Wendel Agreement, TeraWulf is responsible for maintaining an escrow account balance that, when added to the unexpended Advance Payment (as defined therein), is equal to $3.0 million or 100% of the remaining project costs, whichever is less, by the 15th day of each month until the earlier of (i) the date on which the project is completed and (ii) the date on which the agreement terminates. Progress payments on the Wendel Agreement are made monthly through the escrow account.

Talen Joint Venture

Talen Joint Venture Agreement

On May 13, 2021, TeraWulf (Thales) entered into a limited liability company agreement (the “Talen Joint Venture Agreement”) with Cumulus Coin, an affiliate of Talen, pursuant to which the parties agreed to own Nautilus to develop, construct and operate the Nautilus Cryptomine Facility. The parties entered into an exchange agreement on March 14, 2022, pursuant to which Nautilus sold to TeraWulf (Thales) 2,500 Bitmain S19j Pro Bitcoin mining machines (the “Nautilus Miners”) in exchange for an equivalent number of BTC mining machines which are new and either identical to or which, in the reasonable good faith opinion of Cumulus Coin, in the aggregate, function and perform in a manner no less effective in respect of mining BTC than the Nautilus Miners, which TeraWulf shall deliver (or cause to be delivered) to Nautilus (at a location designated thereby) on or prior to July 1, 2022. The Nautilus Miners will be delivered to the Lake Mariner Facility to be deployed there.

Pursuant to the terms of the Talen Joint Venture Agreement, TeraWulf will contribute $156 million in cash to Nautilus by March 2022, unless otherwise determined in accordance with the Talen Joint Venture Agreement. The aforementioned contributions were based on an initial development budget formed on assumptions and inputs available at the time the joint venture was formed, and are subject to change. These contributions are now expected to be contributed by the third quarter of 2022, as agreed to by the members. This amount will be revised based on the updated budget to be officially adopted by the Nautilus’ board of managers, subject to unanimous consent from the managers appointed by Talen. Each of TeraWulf and Talen initially holds a 50% equity interest in Nautilus. Quarterly distributions will be made in bitcoin pro rata in accordance with each member’s ownership interests. Further, Nautilus is governed by a board of managers comprised of two managers appointed by TeraWulf and three managers appointed by Talen. The board of managers generally acts upon a majority vote, except that, for certain specified matters, the board of managers acts upon a unanimous vote, subject to deadlock procedures. The composition of the board of managers is subject to adjustment in connection with certain change of control events of each member to the Talen Joint Venture Agreement. Neither TeraWulf nor Talen may directly transfer any of its interests in Nautilus to any third parties without the unanimous consent of the board of managers.

Pursuant to the terms of the Talen Joint Venture Agreement, the Nautilus Cryptomine Facility will initially require 100 MW of electric capacity, and Nautilus may elect to expand the energy requirement to up to 300 MW prior to May 13, 2024. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen for the additional capacity, subject to any regulatory approvals and third-party consents. Unless terminated earlier in accordance with the terms of the Talen Joint Venture Agreement, until May 13, 2023, Talen will not provide any electrical capacity at the site of the Nautilus Cryptomine Facility to any third party that is principally engaged in, or that has publicly disclosed its intention to become engaged in, or otherwise intends to use, electrical capacity for bitcoin mining or bitcoin transaction verification at the site.

In accordance with the terms and provisions of the Talen Joint Venture Agreement, TeraWulf and Talen entered into (i) the Nautilus Cryptomine Facility Ground Lease, (ii) the Beowulf E&D Facility Operations Agreement relating to the operation of the Nautilus Cryptomine Facility and (iii) the Talen Corporate Services Agreement relating to the provision of corporate and administrative services to Nautilus. In addition, in accordance with the terms and provisions of the Talen Joint Venture Agreement, the Minerva Agreement was assigned from TeraWulf to Nautilus.

Nautilus Cryptomine Facility Ground Lease

Susquehanna Data LLC, a Delaware limited liability company, as assigned by Talen Nuclear Development LLC, a Delaware limited liability company, as lessor (in such capacity, the “Lessor”), and Nautilus, as lessee (in such capacity, the “Lessee”), entered into the ground lease, dated as of May 13, 2021 (the “Nautilus Cryptomine Facility Ground Lease”), for certain premises located on the campus of the Susquehanna Station. The purpose of the Nautilus Cryptomine Facility Ground Lease is to provide the Lessee with an interest in the land for the design, construction and operation of a bitcoin mining facility site, consisting of one or more buildings and related facilities necessary for its operation.

The term of the Nautilus Cryptomine Facility Ground Lease runs for a period of five years, beginning on the date that the Lessee begins mining operations, but no later than June 15, 2022 (the “Commencement Date”). At the end of the initial term, the Lessee will have two options to renew the Nautilus Cryptomine Facility Ground Lease for three years each. Prior to the Commencement Date, the Lessee’s initial base rent is $22,012 per month, which begins when electric power is first made available to the premises sufficient to satisfy the Lessee’s initial energy requirement. After the Commencement Date, base rent increases to $131,906 per month for the duration of the term of the Nautilus Cryptomine Facility Ground Lease. The Lessee is responsible for paying additional rent for property taxes, as well as the Lessee’s proportionate share of the Lessor’s operating expenses incurred in the ownership, operation and maintenance of any shared facilities and common areas on the campus. The Lessee is responsible for reimbursing the Lessor for all costs to construct a dedicated substation serving the Nautilus Cryptomine Facility, as such costs are amortized with an interest of 8% per annum over 11 years. The Lessee is also responsible for all costs for the repair and maintenance of the substation.

Another component of compensation under the Nautilus Cryptomine Facility Ground Lease is a provision of power by the Lessor to the Lessee (the “Nautilus Cryptomine Facility Power Purchase Agreement”). Pursuant to the terms of the Nautilus Cryptomine Facility Power Purchase Agreement, electricity will be furnished by the Lessor to the Lessee on a “sub-metering” basis. So long as electric current is supplied by sub-metering, the Lessee will pay to the Lessor a delivered energy charge each month of the term of the Nautilus Cryptomine Facility Power Purchase Agreement. If the Lessee’s capacity factor is below 95% during any such month, the Lessee is required to pay an additional capacity charge to the Lessor of $4.82 per MW-hour of any capacity shortage.

Beowulf E&D Facility Operations Agreement

On May 13, 2021, Nautilus and Beowulf E&D entered into the facility operations agreement (the “Beowulf E&D Facility Operations Agreement”), pursuant to which Beowulf E&D will provide, or arrange for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine Facility and support Nautilus’s ongoing business at the Nautilus Cryptomine Facility. Pursuant to the Beowulf E&D Facility Operations Agreement, Beowulf E&D may subcontract to any of its affiliates or, with respect to services performed off-site, to third parties or arrange for the provision of any or all of the services to be provided by it or by any of its affiliates or, with respect to services performed off-site, by third parties, provided that Beowulf E&D remains responsible to Nautilus for any services provided by such affiliate or third party. Pursuant to the Beowulf E&D Facility Operations Agreement, Nautilus is responsible for obtaining, maintaining and renewing all permits necessary for it (i) to do business in the jurisdictions in which the Nautilus Cryptomine Facility is located and (ii) to own, operate and maintain the Nautilus Cryptomine Facility.

Nautilus has agreed to pay Beowulf E&D an annual fee in the amount of $750,000 payable annually in advance. Nautilus will also provide Beowulf E&D reimbursement for all out-of-pocket fees, expenses and capital costs (with respect to such capital costs, solely to the extent approved in writing by Nautilus in advance) paid by Beowulf E&D or its affiliates attributable to activities relating to the services, including, among others, the portion of the salaries, wages and related employee benefits and costs (including taxes and contributions) and other compensation paid to Beowulf E&D employees directly allocable to the time spent by such Beowulf E&D employees, independent contractors and subcontractors providing the services, which reimbursement will be prepaid monthly by Nautilus and reconciled monthly.

The term of the Beowulf E&D Facility Operations Agreement will continue until the earliest of (i) its termination by mutual consent of Nautilus and Beowulf E&D, (ii) the sale by TeraWulf and its affiliates of their interests in Nautilus, (iii) the consummation of an initial public offering of Nautilus or (iv) the termination of the Beowulf E&D Facility Operations Agreement by either party in the event of a default by the other party.

Talen Corporate Services Agreement

On May 13, 2021, Nautilus and Talen Energy Supply, LLC (“Talen Energy Supply”) entered into the corporate services agreement (the “Talen Corporate Services Agreement”), pursuant to which Talen Energy Supply will provide certain corporate and administrative services to Nautilus, including all day-today corporate-level management and support services such as accounting and financial reporting, development planning, real estate, information technology, financial planning and analysis, banking, treasury, regulatory, legal, supply chain and secretarial and administrative functions. Pursuant to the Talen Corporate Services Agreement, Talen Energy Supply may subcontract the provision of the services to its affiliates or third parties, provided that Talen Energy Supply remains responsible to Nautilus for any corporate services provided by such affiliate or third party. In addition, Talen Energy Supply agreed to provide the services as an independent contractor to Nautilus, in good faith and in accordance with applicable laws and prudent industry standards generally applicable to the type of corporate services to be provided under the Talen Corporate Services Agreement. Pursuant to the Talen Corporate Services Agreement, Nautilus is responsible for obtaining, maintaining and renewing all permits necessary for it (i) to do business in the jurisdictions in which the Nautilus Cryptomine Facility is located and (ii) to own, operate and maintain the Nautilus Cryptomine Facility.

Nautilus has agreed to pay Talen Energy Supply an annual fee in the amount of $750,000 payable annually in advance. Nautilus will also provide Talen Energy Supply reimbursement for all out-of-pocket fees, expenses and capital costs (with respect to such capital costs, solely to the extent approved in writing by Nautilus in advance) paid by Talen Energy Supply or its affiliates attributable to activities relating to the services, including, among others, to the portion of the salaries, wages and related employee benefits and costs (including taxes and contributions) and other compensation paid to Talen Energy Supply employees directly allocable to the time spent by such Talen Energy Supply employees, independent contractors and subcontractors providing the services, which reimbursement will be prepaid monthly by Nautilus and reconciled monthly.

The term of the Talen Corporate Services Agreement will continue until the earliest of (i) its termination by mutual consent of Nautilus and Talen Energy Supply, (ii) the sale by Cumulus Coin and its affiliates of their interests in Nautilus, (iii) the consummation of an initial public offering of Nautilus or (iv) the termination of the Talen Corporate Services Agreement by either party in the event of a default by the other party.

Intellectual Property

TeraWulf actively uses specific hardware and software for its bitcoin mining operations. In certain cases, source code and other software assets may be subject to an open-source license due to the fact that the majority of the technology development underway in the blockchain and cryptocurrency sectors is open source. For these works, TeraWulf intends to adhere to the terms of any license agreements that may be in place. TeraWulf does not currently own, and does not have any current plans to seek, any patents in connection with its existing and planned blockchain and cryptocurrency related operations. TeraWulf expects to rely upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expects to license the use of intellectual property rights owned and controlled by others. In the future, TeraWulf may develop certain proprietary software applications for purposes of its blockchain and cryptocurrency related operations.

TeraWulf owns the internet domain name www.terawulf.com. Information on, or accessible through, TeraWulf’s website, or any other website accessible through TeraWulf’s website, is not incorporated by reference into, and does not form a part of, this Annual Report and is intended to be inactive textual reference only.

Competition

Bitcoin mining has proven to be highly profitable. As such, it is an increasingly competitive industry comprised of companies and organizations of varying scale and sophistication. There has been a significant increase in the number of commercial Bitcoin miners attempting to expand and scale their mining operations, which in turn has contributed to increasing the global network’s total hash power. As more hashing capability is added to the Bitcoin network, the revenue generating potential of TeraWulf’s miners could be negatively affected. Additionally, as more Bitcoin miners enter the industry, TeraWulf may experience additional pressure on profitability and ability to scale operations, due to greater competition for access to miners, mining locations, and infrastructure components.

TeraWulf believes that it addresses many of these risks with its infrastructure-first and vertically integrated strategy, which leverages several key components. The Company has secured several long-term, low-cost energy supply contracts at the sites which it controls directly or through joint venture agreements. Terawulf also receives its miners from different suppliers where its multi-sourcing strategy provides greater alternatives than many of its peers for supply of this critical component to the mining industry. TeraWulf management’s decades of experience in designing, developing and operating energy infrastructure also enables the Company and its affiliate Beowulf E&D to construct world-class mining facilities that can host miners on a compressed timeline while minimizing construction and operating expenses.

Government Regulation

Government regulation of blockchain and cryptocurrency mining industries is being actively considered by the United States federal government via several agencies and regulatory bodies as well as similar entities in other countries. State government regulations also may apply to TeraWulf’s activities and other activities in which TeraWulf participates or may participate in the future. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain or cryptocurrency mining business.

Businesses that are engaged in the transmission and custody of bitcoin and other digital assets, including brokers and custodians, can be subject to the regulations of the U.S. Department of the Treasury (the “Treasury”) as money services businesses as well as state money transmitter licensing requirements. Bitcoin and other digital assets are subject to anti-fraud regulations under federal and state commodity laws, and digital asset derivative instruments are substantively regulated by the Commodity Futures Trading Commission. Certain jurisdictions, including, among others, the State of New York and a number of countries outside the United States, have developed regulatory requirements specifically for digital assets and companies that transact in them.

Regulations may change substantially in the future, and it is presently not possible to know how regulations will apply to TeraWulf’s business or when they will become effective. As the regulatory and legal environments evolve, TeraWulf may become subject to new laws and further regulation by the SEC and other agencies, which may affect its mining and other activities. For instance, various bills have been proposed in the U.S. Congress related to TeraWulf’s business, which may be adopted and have an impact on TeraWulf. See “Risk Factors” for additional discussion regarding TeraWulf’s belief about the potential risks that existing and future regulations pose to its business.

In addition, because transactions in bitcoin provide a reasonable degree of pseudo anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse (even if untrue), could lead to greater regulatory oversight of bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, the Secretary of the Treasury Janet Yellen noted during her nomination hearing before the Senate Finance Committee in January 2021 that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering and support malign activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. Accordingly, Secretary Yellen expressed her view that federal regulators needed to look closely at how to encourage the use of cryptocurrencies for legitimate activities while curtailing their use for malign and illegal activities. Furthermore, in December 2020, the Financial Crimes Enforcement Network (“FinCEN”), a unit of the Treasury, focused on money laundering and proposed a new set of rules for cryptocurrency-based exchanges aimed at reducing the use of cryptocurrencies for money laundering. These proposed rules would require filing reports with FinCEN regarding cryptocurrency transactions in excess of $10,000 and impose record-keeping requirements for cryptocurrency transactions in excess of $3,000 involving users who manage their own private keys. In January 2021, the Biden Administration issued a memorandum freezing federal rulemaking, including the proposed FinCEN rules, to provide additional time for the Biden Administration to review the rulemaking that had been proposed by the Trump Administration. As a result, it remains unclear whether the proposed FinCEN rules will take effect.

On March 2, 2022, a group of United States Senators sent a letter to the Treasury asking Secretary Yellen to investigate the Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States. On March 9, 2022, the Biden Administration issued an Executive Order on ensuring Responsible Development of Digital Assets (the “Executive Order”). The Executive Order directed the Treasury and other agency partners to study the impact of cryptocurrency on financial stability and national security. The Executive Order also asked the Federal Reserve to explore whether the central bank should create its own digital currency. We continue to monitor these developments and proactively engage in dialogue on legislative and regulatory matters related to our industry.

Additionally, we are subject to numerous federal, state and local environmental laws and regulations. Numerous governmental agencies, such as the U.S. Environmental Protection Agency and analogous state and provincial agencies issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with our operations; restrict the way we handle or dispose of our materials and wastes; or require investigatory and remedial actions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, or the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Complying with these regulatory requirements may increase our cost of doing business and consequently affect our profitability. Moreover, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area that would materially and adversely affect our business, financial condition or results of operations.

Available Information

We maintain a link to investor relations information on our website, www.terawulf.com, where we make available, free of charge, our SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward- looking statements are contained principally in the sections entitled “Risk Factors” and “Use of Proceeds.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in cryptocurrency prices, which could cause a decline in the demand for TeraWulf’s services;
●	competition among the various providers of data mining services;

●	economic or political conditions in the countries in which TeraWulf plans to do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;
●	currency exchange rate fluctuations;
●	employment workforce factors, including the loss of key employees;
●	the ability to implement certain business objectives and the ability to timely and cost-effectively execute integrated projects;
●	changes in governmental safety, health, environmental and other regulations, which could require significant expenditures;
●	liability related to the use of TeraWulf’s services;
●	the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture; and
●	other risks, uncertainties and factors included or incorporated by reference in this Annual Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our registration statement on Form S-4, which is incorporated by reference into this Annual Report.

These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

Risk Factor Summary

An investment in shares of our common stock involves substantial risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in our Company are summarized below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth below. See “Item 1A— Risk Factors.”

●	TeraWulf has a limited operating history, which could negatively impact its operations, strategy and financial performance.
●	If TeraWulf is unable to successfully maintain its Equipment Supply Agreements on acceptable terms or at all, TeraWulf ’s business, financial condition and results of operations may suffer.
●	The properties utilized by TeraWulf in its bitcoin mining operations may experience damage or losses, including damage or losses not covered by insurance.
●	Since the development, construction and operation of the Nautilus Cryptomine Facility is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.
●	TeraWulf depends on its management team and other key personnel, and the loss of their services would have a material adverse effect on TeraWulf.

●	TeraWulf faces risks and disruptions related to supply chain issues, including in semiconductors and other necessary application specific integrated circuit components, which could significantly impact its business, financial condition and results of operations.
●	The cost of obtaining new and replacement miners and parts has historically been capital intensive, and is likely to continue to be very capital intensive, which may have a material and adverse effect on our business and results of operations.
●	The price of new miners may be linked to the market price of bitcoin and other cryptocurrencies and, if the current relatively high market price of bitcoin persists, our costs of obtaining new and replacement miners may increase, which may have a material and adverse effect on our financial condition and results of operations.
●	TeraWulf will need to raise additional capital to meet its business requirements in the future, which capital raising may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, will dilute the ownership interests of the TeraWulf ’s shareholders.
●	Necessary capital financing may not be available at economic rates or at all.
●	If demand for transactions in bitcoin declines and is replaced by new demand for other cryptocurrencies, the Company’s business, financial condition and results of operations could be adversely affected.
●	The price of bitcoin may be influenced by regulatory, commercial and technical factors that are highly uncertain resulting in the price of bitcoin being extremely volatile, which may significantly influence the market price of the Company’s common stock.
●	Regulatory changes or actions may restrict the use of bitcoins or the operation of the bitcoin network in a manner that may adversely affect the Company’s business, financial condition and results of operations.
●	Market price of our common stock may be volatile, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

ITEM 1A.	Risk Factors

Our business faces many risks. Before deciding whether to invest in our common stock, you should carefully consider the risk factors discussed in this Annual Report. If any of the risks or uncertainties described herein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related to Our Business

TeraWulf has a limited operating history, which could negatively impact its operations, strategy and financial performance.

TeraWulf was incorporated in 2021, and its bitcoin mining business is in its early stages. Furthermore, bitcoin, energy pricing and bitcoin mining economics are volatile and subject to uncertainty. TeraWulf’s current strategy will continue to expose it to the numerous risks and volatility associated with the bitcoin mining and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the costs of bitcoin miners, the number of market participants mining bitcoin, the global network hashrate, the availability of other power generation facilities or power grid interconnections to expand operations and regulatory changes.

If, among other things, the price of bitcoin declines or mining economics become prohibitive, TeraWulf could incur future losses. Such losses could be significant as it incurs costs and expenses associated with the development and operation of its mining facilities, as well as legal and administrative related expenses.

While TeraWulf closely monitors its cash balances, cash needs and expense levels, significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in bitcoin prices could significantly impact its financial condition and results of operations.

If TeraWulf is unable to successfully maintain its Equipment Supply Agreements on acceptable terms or at all, TeraWulf ’s business, financial condition and results of operations may suffer.

Mining bitcoin requires access to massive amounts of electrical power and relationships with leading mining equipment manufacturers. Furthermore, consistent with TeraWulf’s carbon mandate, TeraWulf’s activities must be supported by sustainable energy sources. A limited number of suppliers produce mining equipment to power sustainable industrial-scale mining. Any shortage of mining equipment may negatively impact the viability and expected economic return for TeraWulf’s bitcoin mining activities.

TeraWulf has structured and secured competitive equipment supply agreements to purchase state-of-the- art mining equipment from Bitmain Technologies Limited (“Bitmain”) and Minerva. Since its inception, TeraWulf has executed an equipment purchase agreement with Minerva and four non-fixed price sales and purchase agreements with Bitmain. TeraWulf will be highly dependent on the Minerva agreement and the Bitmain Agreements (collectively, the “Equipment Supply Agreements”) for the development of its business models.

TeraWulf cannot guarantee that it will ultimately be able to successfully execute the Equipment Supply Agreements on terms acceptable to both TeraWulf’s management team and Bitmain or Minerva, as applicable. Despite securing Equipment Supply Agreements that provide for delivery of an aggregate total of 58,000 miners between January 2022 and December 2022, such Equipment Supply Agreements are subject to uncertain contractual provisions that could, under certain conditions, leave TeraWulf without adequate or sufficient equipment for its mining operations. Under the Equipment Supply Agreements, the total purchase price is an estimated price, with the actual price to be determined at a specified timeframe before shipment of the respective batch of miners. In addition, each batch of miners constitutes independent legal obligations, and TeraWulf will have limited legal recourse in the event of delays to the delivery date.

Furthermore, the Bitmain Agreements are solely governed by and construed in accordance with the laws of Hong Kong. In the event that geopolitical turmoil, political instability, civil disturbances and restrictive government actions cause changes to the laws of Hong Kong, TeraWulf could face difficulties enforcing rights and obligations between the parties in the Bitmain Agreements. The Minerva agreement is governed by the laws of the Province of Alberta, Canada without regard to any conflict of law provisions that might otherwise apply. Such contractual provisions leave TeraWulf with limited avenues for legal recourse in the event of disputes between the parties.

If TeraWulf is unable to successfully maintain such agreements or TeraWulf’s counterparties fail to perform their obligations under the final agreements, TeraWulf may be forced to look for alternative power providers. There is no assurance that TeraWulf will be able to find alternative suppliers on acceptable terms in a timely manner, or at all. Any significant nonperformance by suppliers could have a material adverse effect on TeraWulf’s business prospects, financial condition and operating results.

The properties utilized by TeraWulf in its bitcoin mining operations may experience damage or losses, including damage or losses not covered by insurance.

TeraWulf’s bitcoin mining operations that are being established in Barker, New York, and Salem, Pennsylvania, are, and any future bitcoin mining operations that it establishes will be, subject to a variety of risks relating to its physical condition and operation, including, among others:

●	the presence of construction or repair defects or other structural or building damage;
●	any noncompliance with, or liabilities under, applicable environmental, health or safety regulations or requirements or building permit requirements;
●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms;
●	damage caused by criminal actors, such as cyberattacks, vandalism, sabotage or terrorist attacks; and
●	claims by employees and others for injuries sustained at its properties.

Any of these could render TeraWulf’s bitcoin mining operations inoperable, temporarily or permanently, and the potential impact on TeraWulf’s business is currently magnified due to the limited number of sites for which bitcoin mining is currently planned.

The security and other measures TeraWulf will take to protect against these risks may be insufficient or unavailable. In addition, TeraWulf’s insurance may not be adequate to cover the losses it suffers as a result of these risks.

Limitations on the availability of sites to establish mining operations may adversely affect TeraWulf ’s business prospects.

TeraWulf is setting up its first two bitcoin mining facility sites in New York and Pennsylvania.

TeraWulf began installing ASICs at the facility in New York in the first quarter of 2022 and plans to begin installation of ASICs at the facility in Pennsylvania by mid-year 2022. Funding for the remainder of TeraWulf’s mining capacity buildout is expected to come from the cash flow generated from mining operations and additional capital raises. TeraWulf may not secure the sites for its mining operations in a reasonable timeframe and may also be subject to various governmental approvals. Furthermore, TeraWulf may not be successful in identifying adequate sites to house its mining operations. In addition, the amended and restated certificate of incorporation of TeraWulf provides that TeraWulf renounces any interest or expectancy with respect to, among others, business opportunities relating to the bitcoin mining business in Hardin, Montana, in connection with building and operation by affiliates of Beowulf Energy LLC of a data center for Marathon Digital Holdings Inc. (f/k/a Marathon Patent Group, Inc.). As a result, TeraWulf will be prevented from establishing a bitcoin mining facility in Hardin, Montana and/or from using the power from the Hardin Power Station for the operation of its own bitcoin mining facilities.

Furthermore, even if TeraWulf is successful in identifying such sites, TeraWulf may not be successful in leasing the necessary facilities at rates that are economically viable to support its mining activities.

TeraWulf depends on nuclear energy to power a significant portion of its bitcoin mining capacity and may be held liable for damages, regardless of fault, if incidents or evacuations were to occur at the mining facility site that utilizes nuclear energy.

The Nautilus Cryptomine Facility is expected to be one of the first bitcoin mining facilities powered by 100% zero-carbon nuclear energy and have access to up to 300 megawatts of gross power capacity. This amount of power represents a significant portion of TeraWulf’s total mining capacity. If a nuclear-related incident or evacuation were to occur, TeraWulf could be held liable for damages, regardless of fault.

Addressing such an occurrence may require the allocation of significant time and divert management’s focus away from revenue-generating activities. In addition, a nuclear-related incident could result in the payment of significant monetary damages. Any downtime during which TeraWulf is unable to mine at this facility site or any forced shut down may have an adverse effect on TeraWulf’s results of operations and financial condition.

Since the development, construction and operation of the Nautilus Cryptomine Facility is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.

On May 13, 2021, TeraWulf entered into a joint venture agreement with an affiliate of Talen Energy Corporation (“Talen”). The joint venture agreement provides that, except for certain specified matters, decisions are to be made by a majority vote of the board of managers. The board of managers is comprised of two managers appointed by TeraWulf and three managers appointed by Talen. Any significant disagreements between joint venture partners on strategic decisions or the inability of the Talen affiliate to meet obligations to the joint venture or third parties may impede TeraWulf’s ability to control aspects of the development, construction, and operation of the Nautilus Cryptomine Facility.

TeraWulf ’s management team has limited experience managing a public company.

The members of the management team have not previously served as management of a publicly traded company and may not have experience complying with the increasingly complex laws pertaining to public companies. TeraWulf’s management team may not successfully or efficiently manage its immediate transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from TeraWulf’s management and could divert their attention away from the day-to-day management of TeraWulf’s business, which could adversely affect its business, financial condition and results of operations.

TeraWulf depends on its management team and other key personnel, and the loss of their services would have a material adverse effect on TeraWulf.

TeraWulf’s success depends on the efforts, judgment and personal reputations of its management team and other key personnel. Their reputations, expertise and relationships with members of the business communities whom TeraWulf depends on for business opportunities and financing are each a critical element in operating and expanding TeraWulf’s business. The loss of the services of its management team or other key personnel could have a material adverse effect on TeraWulf and its performance, including its ability to retain and attract investors and raise capital.

TeraWulf does not maintain any key person life insurance policies. The loss of any member of its management team or other key personnel could make it more difficult to execute its business strategy and, therefore, harm its business.

TeraWulf ’s future success depends on its ability to expand its organization to match the growth of its activities, and any failure to manage its growth effectively could place strains on its managerial, operational and financial resources and could adversely affect its business, financial condition and results of operations.

As TeraWulf’s operations grow, the administrative demands upon TeraWulf will grow, and its success will depend upon its ability to meet those demands. TeraWulf is organized as a holding company with numerous subsidiaries. Both the parent company and each of its subsidiaries require certain financial, managerial and other resources, which could create challenges to its ability to successfully manage its subsidiaries and operations and impact its ability to assure compliance with its policies, practices and procedures. These demands include, among others, increased executive, accounting, management, legal services, staff support and general office services. TeraWulf may need to hire additional qualified personnel to meet these demands, the cost and quality of which depends in part upon market factors outside of its control. Further, TeraWulf will need to effectively manage the training and growth of its staff to maintain an efficient and effective workforce, and TeraWulf’s failure to do so could adversely affect its business, financial condition and results of operations. Currently, TeraWulf has limited personnel in its organization to meet its organizational and administrative demands. Although TeraWulf may not grow as it expects, if TeraWulf fails to manage its growth effectively or to develop and expand its managerial, operational and financial resources and systems, TeraWulf’s business, financial condition and results of operations would be materially harmed.

COVID-19 or any pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect TeraWulf ’s business.

The COVID-19 pandemic has had unpredictable and unprecedented impacts in the United States and around the world. The outbreak of COVID-19, which the World Health Organization declared a pandemic in March 2020, has spread across the globe and has led to disruption in the global economy and the digital asset industry. International, federal, state and local public health and governmental authorities have taken extraordinary and wide-ranging actions to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. To the extent the COVID-19 pandemic continues or worsens, governments may impose additional similar restrictions. The extent and duration of the impact of the COVID-19 pandemic is highly uncertain and subject to change. TeraWulf cannot offer any assurance that the COVID-19 pandemic or any other pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere will not materially and adversely affect TeraWulf’s business, financial condition and results of operations.

TeraWulf’s business was adversely impacted by the effects of the COVID-19 pandemic, in particular as a result of increased competition spurred by a decline in energy prices, and may continue to be adversely impacted in the future. The COVID-19 pandemic has and may continue to adversely affect the economies of many countries, resulting in an economic downturn that may have an adverse effect on financial markets, energy and bitcoin prices, the demand for bitcoin and other factors that could impact TeraWulf’s business, financial condition and results of operations.

TeraWulf faces risks and disruptions related to supply chain issues, including in semiconductors and other necessary application specific integrated circuit components, which could significantly impact its business, financial condition and results of operations.

China has limited the shipment of certain products in and out of its borders, which could negatively impact TeraWulf’s ability to receive bitcoin mining equipment from its China-based suppliers. TeraWulf’s third-party manufacturers, suppliers, sub-contractors and customers have been disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions, as a result of the COVID-19 pandemic. Depending on the magnitude of such effects on TeraWulf’s supply chain, shipments of parts for its existing miners, as well as any new miners TeraWulf purchases, may be delayed.

As its miners require repair or become obsolete and require replacement, TeraWulf’s ability to obtain adequate replacements or repair parts from their manufacturer may be hampered. Supply chain disruptions could therefore negatively impact TeraWulf’s business, financial condition and results of operations.

Additionally, many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a world-wide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. There are no assurances that our manufacturers Bitmain and Minerva, or any other manufacturers, will be able to keep pace with the surge in demand for mining equipment. It is uncertain how manufacturers will respond to this increased global demand and whether they can deliver on the schedules promised to all of their customers. In the event Bitmain, Minerva or other manufacturers are not able to keep pace with demand, we may not be able to purchase miners from Bitmain, Minerva or other manufacturers in sufficient quantities or on the delivery schedules that meet our business needs.

The cost of obtaining new and replacement miners and parts has historically been capital intensive, and is likely to continue to be very capital intensive, which may have a material and adverse effect on our business and results of operations.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining cryptocurrencies are lower than the price of the cryptocurrencies we mine when we sell them. Our miners experience ordinary wear and tear from operation and may also face more significant malfunctions caused by factors which may be beyond our control. Additionally, as the technology evolves, we may acquire newer models of miners to remain competitive in the market. Over time, we replace those miners which are no longer functional with new miners purchased from third-party manufacturers, who are primarily based in China.

For example, the 30,000 S19j Pro miners and 18,000 S19 XP miners we purchased from Bitmain and the 10,000 MV7 miners we purchased from Minerva in the fiscal year ended December 31, 2021 will eventually become obsolete or will degrade due to ordinary wear and tear from usage, and may also be lost or damaged due to factors outside of our control. Once this happens, these new miners will need to be repaired or replaced along with other equipment from time to time for us to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis based on availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry. If this happens, we may not be able to mine cryptocurrency as efficiently or in similar amounts as our competition and, as a result, our business and financial results could suffer. This could, in turn, materially and adversely affect the trading price of our securities and our investors could lose part or all of their investment.

The price of new miners may be linked to the market price of bitcoin and other cryptocurrencies and, if the current relatively high market price of bitcoin persists, our costs of obtaining new and replacement miners may increase, which may have a material and adverse effect on our financial condition and results of operations.

Reports have been released that the prices of new miners are adjusted according to the price of bitcoin. As a result, the cost of new machines can be unpredictable, and could also be significantly higher than our historical cost for new miners. Similarly, as bitcoin prices have risen, we have observed significant increase in the demand for miners. As a result, at times, we may obtain Bitmain miners and other hardware from Bitmain or from third parties at higher prices, to the extent they are available. For example, we observed a significant appreciation in the market price of bitcoin in the second half of 2020 through the first half of 2021, and simultaneously witnessed an increase in the per-unit price of the latest generation mining equipment. While we cannot know definitively whether these two phenomena are linked, we have seen a measurable increase in the prices for new miners offered by Bitmain as Bitcoin prices increase.

TeraWulf will need to raise additional capital to meet its business requirements in the future, which capital raising may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, will dilute the ownership interests of the TeraWulf ’s shareholders.

TeraWulf had working capital of $22.7 million as of December 31, 2021. TeraWulf may require additional financing in the future to support its operations and may seek to raise additional financing in the future. TeraWulf may not be able to borrow or raise additional capital in the future to meet its needs or to otherwise provide the capital necessary to expand its operations and business, which might result in the value of the TeraWulf’s common stock decreasing or becoming worthless. Additional financing may not be available to it on terms that are acceptable. Consequently, TeraWulf may not be able to proceed with its intended business plans. Obtaining additional financing contains risks, including, among others:

●	additional equity financing may not be available to TeraWulf on satisfactory terms and any equity TeraWulf is able to issue will lead to dilution of the ownership interests of TeraWulf’s shareholders;
●	loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to TeraWulf’s board or its management; and
●	heightened restrictions and scrutiny of companies specifically involved with cryptocurrencies in the current capital market environment combined with TeraWulf’s capital constraints may prevent TeraWulf from being able to obtain adequate debt financing.

Failure to successfully complete or effectively manage divestitures that are not core to our business could adversely affect our business, financial condition or results of operations.

We are a digital asset technology company with a core business of sustainable bitcoin mining. Our business combination with IKONICS contemplated the sale of the IKONICS legacy business as soon as reasonably practicable and within 18 months following the closing of the merger, whereby the Company would become solely a bitcoin-mining focused entity. Potential issues associated with the sale of IKONICS could include, among other things: our ability to complete or effectively manage the sale on terms commercially favorable to us or at all; our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of the sale, within the anticipated time frame, or at all; and diversion of management’s attention from day-to-day operations. If the divestiture of IKONICS is not successfully completed or managed or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.

Security threats to TeraWulf could result in a loss of TeraWulf ’s digital assets or damage to the reputation of TeraWulf, each of which could adversely affect TeraWulf ’s business, financial condition and results of operations.

Security breaches, computer malware, software supply chain attacks and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, encryption or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses or ransomware could harm TeraWulf’s business operations or result in loss of TeraWulf’s digital assets. Furthermore, TeraWulf believes that, as its business grows, it may become a more appealing target for cybersecurity threats.

TeraWulf will rely on enterprise cold storage custody solutions from third parties to safeguard its digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, cold storage security systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by TeraWulf. TeraWulf’s digital assets may also be stored with third-party exchanges prior to selling them. Third-party exchange systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect, supply chain attack or act of God may be borne by TeraWulf.

The security system and operational infrastructure may be breached due to the actions of outside parties, software defects, action of an employee of TeraWulf, or otherwise and, as a result, an unauthorized party may obtain access to TeraWulf’s private keys, sensitive data control of miners or bitcoins. In addition, outside parties may attempt to fraudulently induce employees of TeraWulf to disclose sensitive information in order to gain access to its infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, TeraWulf may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of TeraWulf’s security system occurs, the market perception of the effectiveness of TeraWulf’s security system could be harmed, which could adversely affect TeraWulf’s business, financial condition and results of operations.

In the event of a security breach, TeraWulf may be forced to cease operations or suffer a reduction in digital assets, which could adversely affect TeraWulf’s business, financial condition and results of operations.

Necessary capital financing may not be available at economic rates or at all.

Turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit TeraWulf’s access to bank financing or other financing in the public or private capital markets on terms TeraWulf believes to be reasonable. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting TeraWulf’s business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit TeraWulf’s access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to TeraWulf, or at all. Any such failure to obtain additional financing could jeopardize TeraWulf’s ability to repay, refinance or reduce its debt obligations, or to meet its other financial commitments. Exposure to and regulation of bitcoin and/or cryptocurrency mining may preclude access to certain sources of institutional capital.

From time to time, TeraWulf will be subject to various claims, litigation and other proceedings, as well as regulatory scrutiny, which could ultimately be resolved against TeraWulf, requiring material future cash payments or charges, which could impair TeraWulf ’s financial condition and results of operations.

The size, nature and complexity of the Company’s business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, as well as regulatory scrutiny. The Company believes that since cryptocurrency mining — and the digital asset industry generally — is a relatively new business sector, it is more likely subject to investigation and regulatory determination. Any claims, regulatory proceedings or litigation that could arise in the course of the Company’s business could have a material adverse effect on the Company, its business or operations, or the industry as a whole.

Risks Relating to Digital Asset Networks and Digital Assets

Digital assets, such as bitcoin, may become regulated as securities or investment securities.

Bitcoin is the oldest and most well-known form of digital asset. Bitcoin and other forms of digital assets / cryptocurrencies have been the source of much regulatory scrutiny, which has resulted in differing definitional outcomes without a single unifying statement. In the context of the offer and sale of the Initial Coin Offering (“ICO”) tokens, the SEC has determined certain digital tokens are securities under the Howey test as stated by the U.S. Supreme Court. ICO offerings of securities would require registration under the Securities Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5(a) of the Securities Act provides that, unless a registration statement is in effect as to a security, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities in interstate commerce. Furthermore, Section 5(c) of the Securities Act provides a similar prohibition against offers to sell, or offers to buy, unless a registration statement has been filed. Although the Company does not believe its mining activities require registration for it to conduct such activities and accumulate digital assets, the SEC, the Commodity Futures Trading Commission (the “CFTC”), Nasdaq or other governmental or quasi- governmental agency or organization may conclude that the Company’s activities involve the offer or sale of “securities,” or ownership of “investment securities,” and the Company may face regulation under the Securities Act or the Investment Company Act of 1940, as amended (the “Investment Company Act”). Such regulation or the inability to meet the requirements to continue operations would have a material adverse effect on the Company’s business, financial condition and results of operations.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate, and the slowing or stopping of the development or acceptance of digital asset systems may adversely affect the Company’s business, financial condition and results of operations.

Digital assets such as bitcoins, which may be used, among other things, to buy and sell goods and services are a new and rapidly evolving industry of which the digital asset networks are prominent, but not unique, parts. The growth of the digital asset industry in general, and the digital asset networks of bitcoin in particular, are subject to a high degree of uncertainty. The factors affecting the further development of the digital asset industry, as well as the digital asset networks, include, among others:

●	continued worldwide growth in the adoption and use of bitcoins and other digital assets;
●	government and quasi-government regulation of bitcoins and other digital assets and their use, or restrictions on or regulation of access to and operation of the digital asset network or similar digital assets systems;
●	the maintenance and development of the open-source software protocol of the bitcoin network;
●	changes in consumer demographics and public tastes and preferences;
●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
●	general economic conditions and the regulatory environment relating to digital assets; and
●	the impact of regulators focusing on digital assets and digital securities and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the digital asset networks of bitcoin, or similar digital asset systems, could adversely affect the Company’s business, financial condition and results of operations.

If demand for transactions in bitcoin declines and is replaced by new demand for other cryptocurrencies, the Company’s business, financial condition and results of operations could be adversely affected.

TeraWulf’s business is highly dependent on strong bitcoin demand relative to other cryptocurrencies in the market. As such, in addition to the factors impacting the broader crypto economy described elsewhere in this section, the Company’s business may be adversely affected, and growth in TeraWulf’s, and therefore the Company’s, revenues may slow or decline, if market demand for bitcoin deteriorates and is supplanted by other cryptocurrencies such as ethereum and dogecoin. In addition, negative perceptions surrounding bitcoin relative to other cryptocurrencies may cause bitcoin to fall out of favor. If other cryptocurrencies, such as ethereum and dogecoin, surpass bitcoin in market demand over a sustained period of time, such a trend could harm the Company’s business. Competition from public and central bank backed digital currencies could undercut the need for other cryptocurrencies such as bitcoin. Competition from stablecoins (commodity-backed or fiat-backed) could undercut demand for other cryptocurrencies such as bitcoin.

Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect the Company’s business, financial condition and results of operations.

Digital asset networks are open-source projects and, although there is an influential group of leaders in, for example, the bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the bitcoin network. Any individual can download the bitcoin network software and make any desired modifications, which are proposed to users and miners on the bitcoin network through software downloads and upgrades, typically posted to the bitcoin development forum on GitHub.com. Proposals for upgrades and discussions relating thereto take place on online forums. For example, there is an ongoing debate regarding altering the blockchain by increasing the size of blocks to accommodate a larger volume of transactions. Although some proponents support an increase, other market participants oppose an increase to the block size as it may deter miners from confirming transactions and concentrate power into a smaller group of miners. To the extent that a significant majority of the users and miners on the bitcoin network install such software upgrade, the bitcoin network would be subject to new protocols and software that may adversely affect the Company’s business, financial condition and results of operations.

In the event a developer or group of developers proposes a modification to the bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a substantial plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork.” We may not be able to realize the economic benefit of such a “hard fork”, either immediately or ever, which could adversely affect an investment in our securities. If we hold a cryptocurrency at the time of a hard fork, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new cryptocurrency exceed the benefits of owning the new cryptocurrency. Additionally, laws, regulation or other factors may prevent us from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset. In such case, the “hard fork” in the blockchain could materially and adversely affect the perceived value of digital assets as reflected on one or both incompatible blockchains, which may adversely affect the Company’s business, financial condition and results of operations and, in the worst-case scenario, harm the sustainability of the bitcoin network’s economy.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the bitcoin network protocol, and a failure to properly monitor and upgrade the protocol could damage the bitcoin network and adversely affect the Company’s business, financial condition and results of operations.

The bitcoin network operates based on an open-source protocol, not represented by an official organization or authority. Instead, it is maintained by a group of core contributors, largely on the Bitcoin Core project on GitHub. As an open-source project, bitcoin is not represented by an official organization or authority. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not directly compensated for maintaining and developing the bitcoin network protocol. Although the Media Lab’s Digital Currency Initiative of the Massachusetts Institute of Technology funds the current maintainer Wladimir J. van der Laan, among others, this type of financial incentive is not typical. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address the issues adequately or in a timely manner.

Changes to a digital asset network which the Company is mining on may adversely affect the Company’s business, financial condition and results of operations.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that may adversely affect the Company’s business, financial condition and results of operations.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on any digital asset network, including the bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks. In such alternate blocks, the malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new digital assets or transactions using such control. Using alternate blocks, the malicious actor could “double-spend” its own digital assets (i.e., spend the same digital assets in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintains control. To the extent that such malicious actor or botnet does not yield its majority control of the processing power or the digital asset community does not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible, which may adversely affect the Company’s business, financial condition and results of operations.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely affect the Company’s business, financial condition and results of operations.

If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running data center operations, it may adversely affect the Company’s business, financial condition and results of operations.

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. When a miner solves for a block, it creates such block, which includes data relating to (i) the solution to the block, (ii) a reference to the prior block in the blockchain to which the new block is being added and (iii) all transactions that have occurred but have not yet been added to the blockchain. The miner becomes aware of outstanding, unrecorded transactions through data packet transmission and propagation. Typically, bitcoin transactions will be recorded in the next chronological block if the spending party has an internet connection and at least one minute has passed between the transaction’s data packet transmission and the solution of the next block. If a transaction is not recorded in the next chronological block, it is usually recorded in the next block thereafter.

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the bitcoin network for solving a new block is six and a quarter (6.25) bitcoins per block. The reward decreased from twelve and a half (12.5) bitcoins in May 2020. It is estimated that it will halve again in approximately June 2024. This reduction may result in a reduction in the aggregate hashrate of the bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the bitcoin network more vulnerable to a malicious actor obtaining control in excess of 50% of the aggregate hashrate on the bitcoin network. Periodically, the bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten-minute confirmation time targeted by the bitcoin network protocol.

The Company believes that from time to time there will be further considerations and adjustments to the bitcoin network and others regarding the difficulty for block solutions. More significant reductions in aggregate hashrate on digital asset networks could result in material, though temporary, delays in block solution confirmation time. Any reduction in confidence in the confirmation process or aggregate hashrate of any digital asset network may negatively impact the value of digital assets, which may adversely affect the Company’s business, financial condition and results of operations.

To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that may adversely affect the Company’s business, financial condition and results of operations.

Over the past eight years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation servers. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurrence of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

The extent to which the value of digital assets mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined digital assets rapidly if it is operating at a low profit margin and it may partially or completely cease operations if its profit margin is negative. This could create a network effect that may further reduce the price of digital assets until mining operations with higher operating costs become unprofitable and remove mining power from the respective digital asset network. The network effect of reduced profit margins resulting in greater sales of newly mined digital assets could result in a reduction in the price of digital assets that may adversely affect the Company’s business, financial condition and results of operations.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees, and any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which may adversely affect the Company’s business, financial condition and results of operations.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions, or transactions that consist of bad actors simultaneously sending two or more bitcoin to different addresses, and a loss of confidence in certain or all digital asset networks, which may adversely affect the Company’s business, financial condition and results of operations.

Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.

Third parties may assert intellectual property claims relating to the holding and transfer of digital assets and their source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in some or all digital asset networks’ long-term viability or the ability of end-users to hold and transfer digital assets may adversely affect the Company’s business, financial condition and results of operations. In addition, a meritorious intellectual property claim could prevent the Company and other end-users from accessing some or all digital asset networks or holding or transferring their digital assets. As a result, an intellectual property claim against the Company or other large digital asset network participants may adversely affect the Company’s business, financial condition and results of operations.

To the extent that the digital asset exchanges representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such digital asset exchanges’ failures may result in a reduction in the price of some or all digital assets and may adversely affect the Company’s business, financial condition and results of operations.

The digital asset exchanges on which the digital assets trade are new and, in most cases, largely unregulated. Furthermore, many digital asset exchanges (including several of the most prominent U.S. dollar denominated digital asset exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. A lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware or government-mandated regulation may reduce confidence in the digital asset networks and result in greater volatility in digital asset values. These potential consequences of a digital asset exchange’s failure may adversely affect the Company’s business, financial condition and results of operations.

Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect the Company’s business, financial condition and results of operations.

As an alternative to fiat currencies that are backed by central governments, digital assets such as bitcoins, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises, including current or anticipated military conflicts such as the war between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, may motivate large-scale acquisitions or sales of digital assets either globally or locally. Large-scale sales of digital assets would result in a reduction in some or all digital assets’ values and may adversely affect the Company’s business, financial condition and results of operations.

The Company’s ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of the Company’s digital assets.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. The Company will rely on enterprise cold storage solutions from third parties to safeguard the Company’s digital assets from theft, loss, destruction or other issues relating to hackers and technological attack. The Company’s digital assets may also be moved to various exchanges in order to exchange them for fiat currency during which time the Company will be relying on the security of such exchanges to safeguard the Company’s digital assets.

The Company believes that it may become a more appealing target of security threats as the size of the Company’s bitcoin holdings grow. To the extent that either custody providers or the Company are unable to identify and mitigate or stop new security threats, the Company’s digital assets may be subject to theft, loss, destruction or other attack, which may adversely affect the Company’s business, financial condition and results of operations.

Digital asset transactions are irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable and, as a result, any incorrectly executed digital asset transactions may adversely affect the Company’s business, financial condition and results of operations.

Digital asset transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the respective digital asset network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of digital assets or a theft of digital assets generally will not be reversible, and the Company may not be capable of seeking compensation for any such transfer or theft. Although the Company’s transfers of digital assets will regularly be made to or from various parties, it is possible that, through computer or human error, or through theft or criminal action, the Company’s digital assets could be transferred in incorrect amounts or to unauthorized third parties. To the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Company’s digital assets through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred digital assets. To the extent that the Company is unable to seek redress for such error or theft, such loss may adversely affect the Company’s business, financial condition and results of operations.

The limited rights of legal recourse against the Company, and the Company’s lack of insurance protection, exposes the Company and its stockholders to the risk of loss of its digital assets for which no person is liable.

The digital assets held by the Company may not be insured. Therefore, a loss may be suffered with respect to the Company’s digital assets which is not covered by insurance and for which no person is liable in damages, which may adversely affect the Company’s business, financial condition and results of operations.

The Company may not have adequate sources of recovery if its digital assets are lost, stolen or destroyed.

If the Company’s digital assets are lost, stolen or destroyed under circumstances rendering a party liable to the Company, the responsible party may not have the financial resources sufficient to satisfy its claim. For example, as to a particular event of loss, the only source of recovery for the Company might be limited, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim by the Company.

Digital assets held by the Company are not subject to FDIC or SIPC protections.

The Company does not hold its digital assets with a banking institution or a member of the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”) and, therefore, its digital assets are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions.

The loss or destruction of a private key required to access a digital asset may be irreversible and, as a result, the Company’s loss of access to its private keys or its experience of a data loss relating to its digital assets may adversely affect the Company’s business, financial condition and results of operations.

Digital assets are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the digital assets are held. The Company is required by the operation of digital asset networks to publish the public key relating to a digital wallet in use when it first verifies a spending transaction from that digital wallet and disseminates such information into the respective network. The Company safeguards and keeps private the private keys relating to its digital assets by using enterprise cold storage custody solutions from third parties. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Company will be unable to access the digital assets held by it and the private key will not be capable of being restored by the respective digital asset network. Any loss of private keys relating to digital wallets used to store the Company’s digital assets may adversely affect the Company’s business, financial condition and results of operations.

Because many of the Company’s digital assets are held by digital asset exchanges, it faces heightened risks from cybersecurity attacks and financial stability of digital asset exchanges.

The Company may transfer digital asset from its wallet to digital asset exchanges prior to selling them. Digital assets not held in the Company’s wallet are subject to the risks encountered by digital asset exchanges including a denial-of-service attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. The Company may not maintain a custodian agreement with any of the digital asset exchanges that hold the Company’s digital assets. These digital asset exchanges may or may not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected.

As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees.

In order to incentivize miners to continue to contribute processing power to any digital asset network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the digital asset network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If transaction fees paid for digital asset transactions become too high, the marketplace may be reluctant to accept digital assets as a means of payment and existing users may be motivated to switch from one digital asset to another digital asset or back to fiat currency. Decreased use and demand for bitcoins may adversely affect the value of the Company’s bitcoins and may adversely affect the Company’s business, financial condition and results of operations.

The price of bitcoin may be influenced by regulatory, commercial and technical factors that are highly uncertain resulting in the price of bitcoin being extremely volatile, which may significantly influence the market price of the Company’s common stock.

To the extent investors view the value of the Company’s common stock as linked to the value or change in the value of bitcoin, fluctuations in the price of bitcoin may significantly influence the market price of the Company’s common stock. In addition, the Company’s business operations are no longer economical below the bitcoin breakeven point, or the point at which the total cost of mining operations exceeds the total revenues generated.

The price of bitcoin has historically been subject to dramatic fluctuations and is highly volatile. Bitcoin has only recently become accepted as a means of payment for goods and services and has recently trended toward becoming a more actively traded instrument, however the acceptance and use of bitcoin remains limited and far from mainstream. Conversely, a significant portion of demand for bitcoin may be generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoin.

In addition, some blockchain industry participants have reported that a significant percentage of bitcoin trading activity is artificial or non-economic in nature and may represent attempts to manipulate the price of bitcoin. As a result, trading platforms may seek to inflate demand for bitcoin, which could increase the volatility of the price of bitcoin and may significantly influence the market price of the Company’s common stock.

The sale of the Company’s digital assets to pay expenses at a time of low digital asset prices may adversely affect the Company’s business, financial condition and results of operations.

The Company may sell its digital assets to pay expenses on an as-needed basis, irrespective of then-current prices. Consequently, the Company’s digital assets may be sold at a time when the prices on the respective digital asset exchange market are low, which may adversely affect the Company’s business, financial condition and results of operations.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, such as cryptocurrencies being developed by popular social media platforms, online retailers, or government sponsored cryptocurrencies, may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. Our business utilizes presently existent digital ledgers and blockchains and we could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, which could materially and adversely affect investors’ investments in our securities.

The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.

The decentralized nature of the governance of cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition with no clear leadership structure or authority. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth of such cryptocurrencies, the value of our common stock may be adversely affected.

Risks Relating to Regulatory and Political Matters

The Company may be classified as an inadvertent investment company.

The Company is not engaged in the business of investing, reinvesting or trading in securities and does not hold itself out as being engaged in those activities. Under the Investment Company Act, however, a company may be deemed an investment company under Section 3(a)(1)(C) if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

The Company will be engaging in digital asset mining, the outputs of which are cryptocurrencies, which may be deemed a security. In the event that the digital assets held by the Company exceed 40% of its total assets, exclusive of cash, the Company may inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, namely Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of (i) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (ii) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. The Company is putting in place policies that it expects will work to keep the digital assets held by the Company at less than 40% of its total assets, liquidating its digital assets or seeking a no-action letter from the SEC if the Company is unable to maintain sufficient total assets or liquidate sufficient digital assets in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusions are available to the Company, the Company would have to keep within the 40% limit for at least three years after it ceases being an inadvertent investment company. This may limit the Company’s ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on the Company’s earnings. In any event, the Company does not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of the Company’s operations, and the Company would be very constrained in the kind of business it could do as a registered investment company. Furthermore, the Company would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required may adversely affect the Company’s business, financial condition and results of operations.

Regulatory changes or actions may restrict the use of bitcoins or the operation of the bitcoin network in a manner that may adversely affect the Company’s business, financial condition and results of operations.

Until recently, little or no regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. As bitcoin has grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions, such as the European Union, China and Russia. As bitcoin and cryptocurrencies generally have grown in both popularity and market size, governments around the world have reacted differently to them with certain governments having deemed them illegal and others having allowed their use and trade without restriction. Based on stated efforts to curtail energy usage on mining, to protect investors or to prevent criminal activity, and in part to redirect interest into competing government-created cryptocurrencies, recent regulations have proliferated. In March 2021, a new law was proposed in India to criminalize the mining, transferring or holding of bitcoin and other cryptocurrencies, and current rules require extensive disclosure to the government of cryptocurrency holdings. At the same time, India is rumored to be developing its own centralized national digital currency. Similarly, China has also limited some mining and trading, although not possession, of cryptocurrency, ostensibly to reduce energy usage in a country formerly representing an estimated 65% of bitcoin mining, but reports suggest such regulation is also designed, in part, to drive appetite for China’s own digital yuan. In the summer of 2021, China introduced a cryptocurrency mining ban. Due to China’s cryptocurrency mining ban, the Chinese hashrate is expected to approach zero, with mining capacity relocating out of China. On April 16, 2021, Turkey imposed bans on the use of cryptocurrency as payment and now requires transactions of a certain size to be reported to a government agency in the wake of alleged fraud at one of Turkey’s largest exchanges. In addition, in May 2021, Iran announced a temporary ban on cryptocurrency mining as a way to reduce energy consumption amid power blackouts. In Germany, the Ministry of Finance has declared bitcoin to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency). Many jurisdictions, such as the United States, subject bitcoin and other cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Further, in January 2021, Russia adopted legislation to identify cryptocurrency as a digital asset and legitimize its trading, but also prohibit its use as a payment method, with mining operations having also grown significantly in Russia since this time. Such varying government regulations and pronouncements are likely to continue for the near future.

In the United States, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for the Company and the Company management having to devote increased time and attention to regulatory matters, change aspects of its business or result in limits on the utility of bitcoin. In addition, regulatory developments and/or the Company’s business activities may require the Company to comply with certain regulatory regimes.

Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or may adversely affect the Company’s business, financial condition and results of operations.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding or trading in the Company’s securities may also be considered illegal and subject to sanction.

Although digital assets are not currently regulated or are lightly regulated in most countries, including the United States, one or more countries, such as China and Russia, may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Company’s securities and may adversely affect the Company’s business, financial condition and results of operations.

If regulatory changes or interpretations of the Company’s activities require its registration as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act of 1970, as amended, the Company may be required to register and comply with such regulations.

To the extent that the activities of the Company cause it to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act of 1970, as amended, the Company may be required to comply with FinCEN regulations, including those that would mandate the Company to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

To the extent that the activities of the Company cause it to be deemed a “money transmitter” or equivalent designation under state law of any state in which the Company operates, the Company may be required to seek a license or otherwise register with a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. Currently, the New York State Department of Financial Services has finalized its “BitLicense” framework for businesses that conduct “virtual currency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “virtual currency” regulation and additional state regulators, including those from the States of California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington, have made public statements indicating that virtual currency businesses may be required to seek licenses as money transmitters. In July 2016, the State of North Carolina updated the law to define “virtual currency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use virtual currency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting on January 1, 2016, the State of New Hampshire requires anyone who exchanges a digital currency for another currency must become a licensed and bonded money transmitter. In numerous other states, including the States of Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of bitcoin and other digital assets. The Company will continue to monitor for developments in such legislation, guidance or regulations.

Such additional federal or state regulatory obligations may cause the Company to incur extraordinary expenses, possibly affecting an investment in the shares of the Company’s common stock in a material and adverse manner. Furthermore, the Company and its service providers may not be capable of complying with certain federal or state regulatory obligations applicable to money services business and money transmitters. If the Company is deemed to be subject to and is determined not to comply with such additional regulatory and registration requirements, the Company may act to dissolve and liquidate the Company.

Blockchain technology may expose the Company to specially designated nationals or blocked persons or cause it to violate provisions of law.

The Company is subject to the rules enforced by The Office of Financial Assets Control of the U.S. Department of Treasury (“OFAC”), including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, the Company may inadvertently and without its knowledge engage in transactions with persons named on OFAC’s specially designated nationals list, which may expose the Company to regulatory sanctions and adversely affect the Company’s business, financial condition and results of operations.

The Company may be required to register and comply with bitcoin regulations and, to the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expenses to the Company.

Current and future legislation, and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which bitcoins are treated for classification and clearing purposes. In particular, bitcoin derivatives are not excluded from the definition of “commodity future” by the CFTC. The Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

Bitcoins have been deemed to fall within the definition of a commodity, and the Company may be required to register and comply with additional regulation under the Commodity Exchange Act of 1936, as amended, including additional periodic report and disclosure standards and requirements. Moreover, the Company may be required to register as a commodity pool operator and to register us as a commodity pool with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary expenses, thereby materially and adversely affecting the Company’s business, financial condition and results of operations. If the Company determines it will not comply with such additional regulatory and registration requirements, it may seek to cease certain of its operations. Any such action may adversely affect the Company’s business, financial condition and results of operations. As of the date of this Annual Report, the Company is not aware of any rules that have been proposed to regulate bitcoins as securities. However, the Company cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on the Company or its shareholders.

Current guidance from the Internal Revenue Service indicates that digital assets such as bitcoin should be treated and taxed as property and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it would also apply capital gains treatment to those transactions which may adversely affect the Company’s business, financial condition and results of operations.

Under certain recently proposed legislation, substantial tax compliance burdens may be imposed on the Company relating to the tax reporting of bitcoin and bitcoin-related transactions.

Legislation recently passed in the Senate would impose substantial tax compliance obligations on the Company relating to the reporting of bitcoin and bitcoin-related transactions. Under this legislation, it is possible that the Company would be treated as a digital assets broker and required to deliver certain tax forms in connection with the validation of blockchain transactions. Were this legislation to be passed in the

House and enacted unchanged, the Company could face tax reporting and compliance mandates that it may not have the information or resources to fully comply with. Although the current legislation may not be enacted in its current form, future legislation may impose similar tax compliance responsibilities on the Company, which may be expensive and burdensome to comply with, and which could, as a result, adversely impact the Company’s operations.

The Company’s bitcoin holdings could subject it to regulatory scrutiny.

Several bitcoin investment vehicles have attempted to list their shares on a U.S. national securities exchange to permit them to function in the manner of an exchange-traded fund with continuous share creation and redemption at net asset value. To date the SEC has declined to approve any such listing, citing concerns over the surveillance of trading in markets for the underlying bitcoin as well as concerns about fraud and manipulation in bitcoin trading markets. Even though the Company does not function in the manner of an exchange-traded fund and does not offer continuous share creation and redemption at net asset value, it is possible that the Company nevertheless could face regulatory scrutiny from the SEC, as a company with securities traded on Nasdaq.

In addition, as digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities or entities subject to sanctions regimes. While the Company maintains risk-based procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and takes care to only acquire bitcoin through entities subject to anti money laundering regulation and related compliance rules in the United States, if it is found to have purchased any bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, the Company is and may continue to be subject to regulatory proceedings and further transactions or dealings in bitcoin may be restricted or prohibited.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of the Company’s bitcoin holdings.

Bitcoin trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading.

Negative perception, a lack of stability in the broader bitcoin markets and the closure or temporary shutdown of bitcoin trading venues due to fraud, business failure, hackers or malware or government- mandated regulation may reduce confidence in bitcoin and result in greater volatility in the prices of bitcoin.

To the extent investors view the Company’s common stock as linked to the value of the Company’s bitcoin holdings, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market value of the Company’s common stock.

Risks Related to Our Common Stock

We do not expect to pay any dividends in the foreseeable future.

In the past, we have not paid dividends on our common stock. We do not currently intend to pay dividends on our common stock and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of certain existing and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.

Market price of our common stock may be volatile, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and the documents incorporated by reference in this Annual Report as well as other factors others beyond our control. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of shares of our common stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could potentially harm our business. As a result of this volatility, our stockholders may not be able to sell their shares of our common stock at or above the price at which they purchased their shares of our common stock.

ITEM 1B.	Staff Comments

None.

ITEM 2.	Properties

Corporate Headquarters

TeraWulf maintains its principal corporate offices in Easton, Maryland and New York, New York and anticipates opening additional corporate offices in the State of Florida. Beowulf E&D provides TeraWulf with the office space at these locations in accordance with the terms of the administrative and infrastructure services agreement, and TeraWulf pays Beowulf E&D a monthly fee in the amount of approximately $54,000. TeraWulf considers its current office space adequate for its current operations.

Lake Mariner Facility

Lake Mariner has entered into the Lake Mariner Facility Lease with Somerset, pursuant to which Lake Mariner leases from Somerset approximately 79 acres in the Town of Somerset, Niagara County, New York for an initial term of five years with a five-year extension option. See “Agreements Relating to TeraWulf’s Business and Operations — Lake Mariner Facility Lease” for additional information regarding the Lake Mariner Facility Lease.

Nautilus Cryptomine Facility

Nautilus has entered into the Nautilus Cryptomine Facility Ground Lease with Talen Nuclear Development LLC, an affiliate of Talen, pursuant to which Nautilus leases from Talen Nuclear Development LLC the site of the Nautilus Cryptomine Facility for an initial term of five years with two three-year extension options. See “— Agreements Relating to TeraWulf’s Business and Operations — Talen Joint Venture — Nautilus Cryptomine Facility Ground Lease” for additional information regarding the Nautilus Cryptomine Facility Ground Lease.

ITEM 3.	Legal Proceedings

From time to time, TeraWulf may be involved in various legal and administrative proceedings, lawsuits and claims incidental to the conduct of its business. Some of these proceedings, lawsuits or claims may be material and involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines, penalties, non-monetary sanctions or relief. TeraWulf recognizes provisions for claims or pending litigation when it determines that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. TeraWulf is not subject to any material pending legal and administrative proceedings, lawsuits or claims as of the date of this Annual Report. TeraWulf’s business and operations are also subject to extensive regulation, which may result in regulatory proceedings against TeraWulf.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “WULF.” As of March 28, 2022, there were 47 registered owners of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock during 2021. We do not currently intend to pay dividends on our common stock and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of certain existing and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

There were no purchases of our common stock by the Company during the nine months ended December 31, 2021 and the period from February 8, 2021 (date of inception) to March 31, 2021.

Unregistered Sale of Equity Securities

None.

ITEM 6.	[Reserved]
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and with the accompanying consolidated financial statements and notes thereto included elsewhere in this report. All figures presented below represent results from continuing operations, unless otherwise specified. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to forward-looking statements. See “Forward-Looking Statements.”

General

TeraWulf is a digital asset technology company with a core business of sustainable bitcoin mining. TeraWulf will develop, own and operate its bitcoin mining facility sites in the United States and expects to consume over 90% zero-carbon energy, with a target of 100% by 2028.

TeraWulf is actively developing, consistent with its sustainable energy mandate, two bitcoin mining facility sites in the States of New York and Pennsylvania, the Lake Mariner Facility and the Nautilus Cryptomine Facility, respectively, and has secured competitive equipment supply agreements for each.

Lake Mariner Facility — Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with the NYPA with the potential to expand into an additional 410 MW of energy supply. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022.

Nautilus Cryptomine Facility — The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen. The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is located adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen.. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility is located “behind the meter” and not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. At the time of this Annual Report, the Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy. TeraWulf plans to begin installation of ASICs at the Nautilus Cryptomine Facility by mid-year 2022. TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its bitcoin mining facility sites. Incremental revenues may be generated through the hedging and sale of mined bitcoin and the commercial optimization of TeraWulf’s power supply.

The Business Combination

TeraWulf completed its business combination with IKONICS on the Closing Date pursuant to which, among other things, TeraCub would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. For financial accounting purposes, the business combination was treated as a reverse merger whereby the accounting acquirer was TeraCub due to TeraCub’s historic shareholders having the majority voting control in the Company, the board of directors members being associated with TeraCub and the senior management of TeraCub becoming the senior management of TeraWulf. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. The Company’s consolidated financial statements include the operating results of IKONICS beginning on the Closing Date.

Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of common stock of TeraWulf, (ii) one CVR and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock issued and outstanding immediately prior to the Closing Date was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held.  The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date.  The fair value of the aggregate consideration paid for IKONICS was $66.3 million, which includes (i) cash consideration of $13.7 million ($10.3 million net of cash acquired), (ii) equity consideration of $40.6 million and contingent consideration (related to the CVRs) of $12.0 million.

Upon the consummation of the business combination, IKONICS common stock ceased trading on the Nasdaq and TeraWulf common stock began trading on the Nasdaq on December 14, 2021 under the ticker symbol “WULF.”

COVID-19

The Company’s results of operations could be adversely affected by general conditions in the economy and in the global financial markets, including conditions that are outside of the Company's control, such as the outbreak and global spread of the novel coronavirus disease (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as a result of the COVID-19 pandemic or otherwise, could result in a variety of risks to the business and management cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact its business.

The Company may experience disruptions to its business operations resulting from supply interruptions (including miner delivery interruptions), quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs and provide services. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. To date, the Company has experienced certain, but minimal, delays due to COVID-19 complications among its employees, suppliers and contractors. If the Company is unable to effectively set up and service its miners, its ability to mine bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect the Company's business, prospects, financial condition, and operating results.

Change in Fiscal Year

Upon the closing of its business combination with IKONICS, the Company assumed the fiscal year end of December 31. Accordingly, its consolidated financial statements are as of December 31, 2021 and for the nine-month period ended December 31, 2021. Previously, the Company’s fiscal year ended on March 31.

Results of Operations

Since the Company’s inception on February 8, 2021, the Company’s primary activities have been focused on capital acquisition, merger negotiation and consummation, joint venture negotiation and participation, miner procurement, electricity procurement, construction commencement and management, public company readiness and general corporate purposes. The Company’s plan of operation for the next twelve months is to continue to develop its initial bitcoin mining facilities, both wholly owned and owned through Nautilus.

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company classifying the newly acquired IKONICS business as held for sale and discontinued operations as of and for the nine months ended December 31, 2021.

Selling, general and administrative expenses during the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $41.5 million (including $18.0 million related party expenses) and $0.8 million (including $0.6 million related party expenses), respectively. The increase of $40.7 million is a result of the difference in the nine-month period ended December 31, 2021 as compared to the less than two-month period ended March 31, 2021, among other factors, including merger-related costs and scaling of the Company’s operations during nine months ended December 31, 2021. In connection with the business combination with IKONICS, the Company incurred $27.7 million of incremental expense during the nine months ended December 31, 2021, consisting of $15.2 million of financial and legal advisor fees and other merger-related costs and the $12.5 million performance incentive expense under the Beowulf E&D administrative and infrastructure services agreement to be settled with respect to shares of the Company’s common stock. The balance of selling, general and administrative expenses is comprised primarily of professional fees, employee compensation and benefits, insurance and general corporate expenses. Professional fees include fixed and passthrough expenses under the administrative and infrastructure services agreement amounting to $5.4 million for the nine months ended December 31, 2021.

Interest expense for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $2.3 million and $0, respectively. Interest expense incurred relates primarily to the Company’s term loan financing in the principal amount of $123.5 million, which was closed on December 1, 2021 (the “Term Loan”). The Term Loans bear an interest rate of 11.5%, which interest payments are due quarterly in arrears. Of the $2.3 million of interest expense reported in the statement of operations for the nine months ended December, 2021, approximately $1.0 million of the interest expense relates to amortization of debt issuance costs and debt discount related to debt issuance costs, an upfront fee, and the fair value of equity issued to the Term Loan investors in conjunction with the Term Loan.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $1.5 million and $0, respectively. The $1.5 million for the nine months ended December 31, 2021 reflects TeraWulf’s 50% share of losses of Nautilus, which had not commenced principal operations as of December 31, 2021.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $49.1 million and $0, respectively. In conjunction with the IKONICS’ business classification as held for sale upon acquisition, the Company has reported the IKONICS business as discontinued operations in the consolidated financial statements. The total loss from discontinued operations reported is comprised primarily of a loss on discontinued operations of $48.9 million to write down the related carrying amounts of IKONICS to their fair values less estimated cost to sell.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash and cash equivalents of $43.4 million, working capital, including current assets and current liabilities held for sale, of $22.2 million, total stockholders’ equity of $123.2 million and an accumulated deficit of $95.7 million. The Company incurred a net loss of $94.0 million for the nine months ended December 31, 2021, including an impairment charge of $48.9 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business. As a new business enterprise that has not commenced its principal revenue generating operations, the Company’s primary sources of liquidity have been the issuance of debt and equity securities. The principal uses of cash are for deposits on miners, the buildout of mining facilities, general corporate purposes and investments in Nautilus joint venture related to the miner deposits, mining facility buildout and general corporate purposes. Cash flow information is as follows (in thousands):

		Period February 8,
		2021 (date of
	Nine Months Ended	inception) to
	December 31, 2021	March 31, 2021
Cash provided by (used in)
Operating activities:
Continuing operations	$(21,141)	$—
Discontinued operations	(2,958)	—
Total operating activities	(24,099)	—
Investing activities	(177,713)	(23,700)
Financing activities	241,967	30,000
	40,155	6,300

Cash used in operating activities for continuing operations was $21.1 million and $0 for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. The cash used in operations results from a net loss of $94.0 million less non-cash expenses, net of $63.5 million and adjusted for changes in certain asset and liability balances. The non-cash expenses were primarily comprised of (i) $49.1 million of loss from discontinued operations, net of tax related to IKONICS business, which is classified as held for sale at December 31, 2021, (ii) $12.5 million related to a performance incentive expense under the administrative and infrastructure services agreement to be settled with respect to shares of the Company’s common stock, (iii) $1.5 million related to the Company’s equity in net loss, net of tax of Nautilus and (iv) $1.0 million related to amortization of debt issuance cost and accretion of debt discount offset by $0.6 million related to deferred income tax benefit. The changes in certain assets and liabilities were primarily comprised of a net increase in current liabilities (which includes accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties) of $11.6 million offset by an increase in current assets (which includes prepaid expenses, amounts due from related parties and other current assets) of $2.2 million.

Cash used in investing activities for continuing operations was $177.7 million and $23.7 for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. Deposits on miners comprised $70.6 million and $23.7 million (subsequently contributed to Nautilus) for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. For the nine months ended December 31, 2021, the Company additionally invested (i) $14.8 million in the buildout of mining facilities, (ii) $82.1 million (investments in joint venture of $93.9 million net of reimbursement from joint venture partner of $11.8 million) in Nautilus related primarily to the joint venture’s miner deposits and mining facility buildout and (iii) $10.3 million, net of cash acquired in the business acquisition of IKONICS. The Company has significant future obligations related to miner deposits and also has commitments under the Talen Joint Venture Agreement . See “—Contractual Obligations and Other Commitments.”

Cash provided by financing activities for continuing operations was $242.0 million and $30.0 for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. Proceeds from the issuance of common stock provided, net of issuance costs, $74.4 million and $30.0 million for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. For the nine months ended December 31, 2021, the Company issued shares of Series A Preferred stock for proceeds, net of issuance costs, of $49.3 million and Term Loan debt proceeds, net of issuance costs, of $118.3 million. The Series A Preferred stock converted into shares of common stock immediately prior to the Closing Date. The Term Loan debt offering included providing shares of common stock with an aggregate fair value, net of allocated issuance costs, of $24.6 million to the Term Loan investors.

Contractual Obligations and Other Commitments

The Company has purchase obligations under miner purchase agreements and commitments under the Talen Joint Venture Agreement as of December 31, 2021, as follows (in thousands):

					Remaining
			Contractual		Contractual
Counterparty	Agreement Description	Agreement Date	Amount	Paid	Amount
Bitmain Technologies Limited	Miner Purchase Agreement (1)	December 7, 2021	$32,550	$11,393	$21,157
Bitmain Technologies Limited	Miner Purchase Agreement (1)	December 15, 2021	$169,050	$59,168	$109,882
Nautilus Cryptomine LLC	Joint Venture Agreement (2)	May 13, 2021	$156,000	$105,818	$50,182
(1)

Pursuant to the December Bitmain Agreements, the Company has the option to purchase or decline to purchase any batch of miners comprising a monthly shipment upon Bitmain’s notification of the actual price under the agreements one month prior to shipment, so long as it has been determined that the Company is in compliance with the terms of the agreements. In the event the Company declines to purchase any monthly scheduled batch, the remaining balance prepaid for such batch is to be refunded to the Company pursuant to the terms of the agreements. As of December 31, 2021, the potential refund amount would be up to $70.5 million based on payments then made. For the agreements in the aggregate, the portion of the remaining contractual amounts the Company would not be obligated to pay in the event the Company declines to purchase any monthly scheduled batch is up to $60.5 million.

(2)

The contractual commitment amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Nautilus Cryptomine Facility buildout. The joint venture members may seek alternate financing for the Nautilus Cryptomine Facility, which could reduce the amount of investments each member would be required to provide. The members may mutually agree on changes to the Nautilus Cryptomine Facility, which could increase or decrease the amount of contributions each joint venture member is required to provide.

On December 7, 2021, the Company entered into the December 7 Bitmain Agreement. The First Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the First Bitmain Purchase Agreement, the Company paid an initial deposit of approximately $11.4 million during the nine months ended December 31, 2021. The balance of payments due under the First Bitmain Purchase Agreement, an amount of $21.2 million, are scheduled to be paid in unequal monthly installments through November 2022.

On December 15, 2021, the Company entered into the December 15 Bitmain Agreement. The Second Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid an initial deposit of approximately $59.2 million during the nine months ended December 31, 2021. The balance of payments due under the Second Bitmain Purchase Agreement, an amount of $109.9 million, are scheduled to be paid in unequal monthly installments through November 2022.

Pursuant to the terms of the Talen Joint Venture Agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Talen Joint Venture Agreement. The aforementioned contributions were based on an initial development budget formed on assumptions and inputs available at the time the joint venture was formed, and are subject to change. These contributions are now expected to be contributed by the third quarter of 2022, as agreed to by the members.

Financial Condition; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations. In accordance with its plan to develop its bitcoin mining facilities, during the nine months ended December 31, 2021, the Company paid approximately $70.6 million as deposits on miners, and has significant future obligations related to these miner purchase agreements. Also during the nine months ended December 31, 2021, the Company invested $82.1 million, net in its joint venture and has additional commitments under its joint venture agreement. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities. Subsequent to December 31, 2021 and as discussed below, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”).  However, there can be no assurance that the ATM Offering or any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

ATM Offering. On February 11, 2022, in order to facilitate additional capital acquisition, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (each, individually, an “Agent” and, collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). The Company is not obligated to sell any Shares under the Sales Agreement. As of March 28, 2021, the Company sold 521,390 shares of common stock for net proceeds of approximately $4.3 million under the ATM offering. Subject to the terms and conditions of the Sales Agreement, the Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. The Company will pay the Agents a commission equal to 3.0% of the gross sales price from each sale of Shares and provide the Agents with customary indemnification and contribution rights. The Sales Agreement may be terminated by the Agents or the Company at any time upon five (5) days’ notice to the other party. The issuance and sale of any Shares by the Company under the Sales Agreement are made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-262226) (as amended, the “Registration Statement”), filed with the SEC on January 31, 2022, and declared effective by the SEC on February 4, 2022. The Registration Statement provides that the Company may offer and sell from time to time shares of its common stock, shares of its preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts or units, or any combination thereof, in one or more offerings in amounts, at prices and on terms that it determines at the time of the offering, with an aggregate initial offering price of up to $500.0 million (or its equivalent in foreign currencies, currency units or composite currencies). The ATM Offering is described in the Company’s prospectus supplement dated February 11, 2022, as filed with the SEC on February 11, 2022, which is a supplement to the prospectus dated February 4, 2022.

Critical Accounting Policies and Estimates

The above discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s consolidated financial statements requires the application of accounting policies and the use of estimates. The accounting policies most important to the preparation of the consolidated financial statements and estimates that require management’s most difficult, subjective or complex judgments are described below.

Variable Interest Entities

Variable interest entities (“VIE”) are legal entities in which equity investors do not have (i) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or (ii) as a group, the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (iii) obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. The Company would consolidate any VIE in which it has a controlling financial interest through being deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met, the Company considers itself to be the primary beneficiary and therefore will consolidate that VIE into its consolidated financial statements.

The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with a VIE and reassesses whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether an entity is a VIE and whether the Company is the primary beneficiary of a VIE is based upon facts and circumstances for the VIE and requires significant judgments such as whether the entity is a VIE, whether the Company’s interest in a VIE is a variable interest, the determination of the activities that most significantly impact the economic performance of the entity, whether the Company controls those activities, and whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

The Company evaluated its investment in Nautilus under the VIE guidance, which requires management to exercise significant judgment. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. The power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance are shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, are predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to fund additional equity investments.

Issuance of Debt with Common Stock

On December 1, 2021, TeraCub entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility. In connection with the LGSA, the Company issued to the holders of the Term Loan 839,398 shares of common stock, which is a quantity of common stock representing 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including common stock, is generally based on the relative fair value allocation method. In applying the relative fair value allocation method, the determination of the fair value of the common stock issued and the fair value of the Term Loan independent of the common stock issued requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the Term Loan component would result in a $1.9 million change in the fair value allocated to each of the Term Loan and equity components.

Income Taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the Company’s balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The most critical estimate for income taxes is the determination of whether to record a valuation allowance for any net deferred tax asset, including net loss carryforwards, whereby management must estimate whether it is more likely than not that the deferred tax asset would be realized.

Business Combinations

The Company includes the results of operations of the businesses that it acquires as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in current liabilities in the Company’s consolidated balance sheets.

While the Company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets acquired include; future expected cash flows, estimated market royalty rates, customer attrition rates, cost of developed technology and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a measure of sensitivity, at December 31, 2021 a change in estimated net fair value of acquired assets and assumed liabilities of IKONICS of 10% would result in a change of $1.8 million to the impairment on held-for-sale classification included in loss from discontinued operations, net in the consolidated statement of operations for the nine months ended December 31, 2021.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Held for Sale and Discontinued Operations Classification

The Company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. As a measure of sensitivity, the classification of the IKONICS business as held-for-sale resulted in a $48.9 million impairment charge included in loss from discontinued operations, net in the consolidated statement of operations for the nine months ended December 31, 2021. If held-for-sale classification accounting had not been applied, the acquired goodwill would have been evaluated for impairment with an alternate potential impairment charge applied.

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 43.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	44

Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021	46

Consolidated Statements of Operations for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021	48

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021	49

Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021	50

Notes to Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TeraWulf Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TeraWulf Inc. and its subsidiaries (the Company) as of December 31, 2021 and March 31, 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the period from April 1, 2021 to December 31, 2021 and for the period from February 8, 2021 (date of inception) through March 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and March 31, 2021, and the results of its operations and its cash flows for the period from April 1, 2021 through December 31, 2021 and for the period from February 8, 2021 (date of inception) through March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, and is reliant upon raising capital through debt and equity issuances to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Year end

As discussed in Note 2 to the financial statements, the Company has changed its year end from March 31 to December 31.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Contingent Value Rights

As described in Note 3 to the financial statements, on December 13, 2021, the Company completed its acquisition of IKONICS Corporation for total consideration of $66.3 million through a reverse merger transaction. The fair value of the total net assets acquired as a result of the merger totaled $18.0 million, inclusive of identifiable intangible assets totaling $3.4 million, and resulting in $48.3 million of goodwill. The intangible assets acquired were recorded on the acquisition date at their respective fair values. The purchase price included contingent consideration, contingent value rights, which was recorded at its fair value of $12.0 million and was estimated by management and based on the determination of the acquired entity’s enterprise value using significant unobservable inputs including a market and an income approach and the implied probability of the sale of the IKONICS Corporation business estimated at 90%.

We identified the determination of the fair value of the contingent value rights as a critical audit matter because of the judgement necessary by management to estimate the fair value of contingent consideration, including the selection of appropriate valuation methodologies, discount rates, market data and estimated future cash flows of the IKONICS Corporation. Auditing management’s assumptions related to the fair value of contingent value rights required a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist.

Our audit procedures related to the significant estimates and assumptions of the valuation of the contingent consideration identified above included the following, among others:

●	We tested the completeness and accuracy of the data inputs provided by management and utilized in the determination of the fair value of the contingent value rights by comparing the data to source documents.
●	We utilized internal valuation specialists to assist in:
o	Evaluating the appropriateness of management’s methodologies and techniques
o	Evaluating the reasonableness of management’s significant assumptions, including discount rates, estimated future cash flows of the business, and comparable market data by comparing the underlying data to source documents provided by the Company and comparative information from external sources, and performing mathematical accuracy checks.

/s/RSM US LLP

We have served as the Company's auditor since 2021.

Boston, Massachusetts

March 31, 2022

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND MARCH 31, 2021

(In thousands, except number of shares, per share amounts and par value)

	December 31, 2021	March 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,448	$6,300
Restricted cash	3,007	—
Prepaid expenses	1,494	5
Amounts due from related parties	647	—
Other current assets	108	—
Current assets held for sale	19,348	—
Total current assets	68,052	6,305
Equity in net assets of investee	104,280	—
Property, plant and equipment, net	91,446	—
Right-of-use asset	1,024	—
Deposits	—	23,700
Other assets	109	—
TOTAL ASSETS	$264,911	$30,005

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Acounts payable	$11,791	$38
Accrued construction liabilities	3,892	—
Other accrued liabilities	3,771	261
Share based liabilities due to related party	12,500	—
Other amounts due to related parties	60	1,440
Contingent value rights	12,000	—
Current portion of operating lease liability	88	—
Current liabilities held for sale	1,755	—
Total current liabilities	45,857	1,739
Operating lease liability, net of current portion	992	—
Deferred tax liabilities, net	256	—
Long-term debt	94,627	—
TOTAL LIABILITIES	141,732	1,739

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 25,000,000 and 20,000,000 authorized at December 31, 2021 and March 31, 2021, respectively; no shares issued and outstanding at December 31, 2021 and March 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 and 100,000,000 authorized at December 31, 2021 and March 31, 2021, respectively; 99,976,253 and 50,000,000 issued and outstanding at December 31, 2021 and March 31, 2021, respectively	100	50
Additional paid-in capital	218,762	29,892
Accumulated deficit	(95,683)	(1,676)
Total stockholders' equity	123,179	28,266
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$264,911	$30,005

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND THE PERIOD

FEBRUARY 8, 2021 (DATE OF INCEPTION) TO MARCH 31, 2021

(In thousands, except number of shares and loss per common share)

		Period February 8,
		2021 (date of
	Nine Months Ended	inception) to
	December 31, 2021	March 31, 2021

Revenue	$—	$—
Cost of goods sold	—	—
Gross profit	—	—

Cost of operations:
Operating expenses	104	—
Operating expenses - related party	107	853
Selling, general and administrative expenses	23,513	246
Selling, general and administrative expenses - related party	17,999	577
Total cost of operations	41,723	1,676

Operating loss	(41,723)	(1,676)
Interest expense	(2,255)	—
Loss before income tax and equity in net loss of investee	(43,978)	(1,676)
Income tax benefit	615	—
Equity in net loss of investee, net of tax	(1,538)	—
Loss from continuing operations	(44,901)	(1,676)
Loss from discontinued operations, net of tax	(49,106)	—
Net loss	$(94,007)	$(1,676)

Loss per common share:
Continuing operations	$(0.54)	$(0.03)
Discontinued operations	(0.59)	—
Basic and diluted	$(1.13)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	83,644,463	58,819,431

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND THE PERIOD

FEBRUARY 8, 2021 (DATE OF INCEPTION) TO MARCH 31, 2021

(In thousands, except number of shares)

	Redeemable Convertible
	Preferred Stock (1)		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of February 8, 2021	—	$—	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs			50,000,000	50	29,892	—	29,942
Net loss	—	—	—	—	—	(1,676)	(1,676)
Balances as of March 31, 2021	—	—	50,000,000	50	29,892	(1,676)	28,266
Issuance of Series A Preferred Stock, net of issuance costs	2,000,000	49,315	—	—	—	—	—
Common stock issuance in conjunction with debt offering, net of issuance costs	—	—	839,398	1	24,638	—	24,639
Common stock offering, net of issuance costs	—	—	2,261,932	2	74,374	—	74,376
Series A Preferred Stock converted to common stock	(2,000,000)	(49,315)	1,739,311	2	49,313	—	49,315
Reverse merger exchange ratio share adjustment	—	—	43,136,087	43	(43)	—	—
Common stock issued for acquisition of IKONICS Corporation	—	—	1,999,525	2	40,588	—	40,590
Net loss	—	—	—	—	—	(94,007)	(94,007)
Balances as of December 31, 2021	—	$—	99,976,253	$100	$218,762	$(95,683)	$123,179

(1) The redeemable convertible preferred stock was presented in the mezzanine section of the consolidated balance sheets while outstanding.

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND THE PERIOD

FEBRUARY 8, 2021 (DATE OF INCEPTION) TO MARCH 31, 2021

(In thousands)

		Period February
		8, 2021 (date of
	Nine Months Ended	inception) to
	December 31, 2021	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,007)	$(1,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and accretion of debt discount	990	—
Related party expense to be settled with respect to common stock	12,500	—
Deferred income tax benefit	(615)	—
Equity in net loss of investee, net of tax	1,538	—
Loss from operations of discontinued operations, net of tax	49,106	—
Changaes in operating assets and liabilities:
Increase in prepaid expenses	(1,489)	—
Increase in amounts due from related parties	(647)	—
Increase in other current assets	(108)	(5)
Decrease in right-of-use asset	52	—
Increase in other assets	(109)	—
Increase in accounts payable	5,679	38
Increase in accrued construction liabilities	3,892	—
Increase in other accrued liabilities	3,453	203
(Decrease) increase in other amounts due to related parties	(1,380)	1,440
Increase in operating lease liability	4	—
Net cash used in operating activities from continuing operations	(21,141)	—
Net cash used in operating activities from discontinued operations	(2,958)	—
Net cash used in operating activities	(24,099)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of a business, net of cash acquired	(10,280)	—
Investments in joint venture related to direct payments made on behalf of joint venture	(93,911)	—
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture partner	(56,057)	—
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture partner	56,057	—
Reimbursement from joint venture partner for deposits on plant and equipment contributed to the joint venture	11,850	—
Purchase of and deposits on plant and equipment	(85,372)	(23,700)
Net cash used in investing activities	(177,713)	(23,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs	118,276	—
Proceeds from issuance of promissory notes to stockholders	25,000	—
Repayments of promissory notes to stockholders	(25,000)	—
Proceeds from issuance of common stock, net of issuance costs	74,376	30,000
Proceeds from issuance of Series A Preferred Stock, net of issuance costs	49,315	—
Net cash provided by financing activities	241,967	30,000

Net change in cash and cash equivalents and restricted cash	40,155	6,300
Cash and cash equivalents and restricted cash at beginning of period	6,300	—
Cash and cash equivalents and restricted cash at end of period	$46,455	$6,300

Cash paid during the period for:
Interest	$252	$—
Income taxes	$—	$—

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

On December 13, 2021 (the “Closing Date”), TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), a Delaware corporation, completed the previously announced strategic business combination pursuant to the agreement and plan of merger, dated as of June 24, 2021 (as amended, supplemented or otherwise modified prior to the Closing Date, the “Merger Agreement”), by and among TeraWulf Inc., IKONICS Corporation, a Minnesota corporation (“IKONICS”), Telluride Merger Sub I, Inc., a Minnesota corporation (“Merger Sub I”), Telluride Merger Sub II, Inc., a Delaware corporation (“Merger Sub II”), and TeraCub Inc. (formerly known as TeraWulf Inc.), a Delaware corporation that was formed on February 8, 2021 (“TeraCub”). Pursuant to the terms of the Merger Agreement, (i) Merger Sub I, a wholly-owned subsidiary of TeraWulf Inc., which was a wholly-owned subsidiary of IKONICS, merged with and into IKONICS (the “First Merger”), with IKONICS surviving the First Merger, and (ii) Merger Sub II, a wholly-owned subsidiary of TeraWulf Inc., merged with and into TeraCub (the “Second Merger” and, together with the First Merger, the “Mergers”), with TeraCub surviving the Second Merger. In connection with or as a result of the First Merger and the Second Merger, each of IKONICS and TeraCub became a wholly-owned subsidiary of TeraWulf Inc. In addition, in connection with the consummation of the Mergers, Telluride Holdco, Inc. was renamed TeraWulf Inc., and TeraWulf Inc. was renamed TeraCub Inc. TeraWulf Inc. and its subsidiaries are referred to in these consolidated financial statements as “TeraWulf” or the “Company.”

TeraWulf’s planned principal operations consist of developing, constructing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. TeraWulf expects to operate a portfolio of bitcoin mining facilities, either wholly-owned or through joint ventures, that each deploy a series of powerful computers that solve complex cryptographic algorithms to mine bitcoin and validate transactions on the bitcoin network. Substantially all of TeraWulf’s revenue will be derived from two primary sources: earning bitcoin rewards and transaction fees for validating transactions. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently.

TeraWulf’s and its joint venture’s two bitcoin mining facilities are in New York and Pennsylvania and are under construction as of December 31, 2021. The Pennsylvania bitcoin mining facility is being developed and constructed through a joint venture (see Note 10). The Company’s New York bitcoin mining facility is wholly-owned. During 2021, the Company entered into certain purchase agreements with two bitcoin miner manufacturers to acquire up to a total of 78,000 bitcoin miners, which are expected to be delivered between December 2021 and December 2022. One of the purchase agreements was subsequently assigned to the Company’s joint venture. See Note 10 for additional information.

In May 2021, TeraWulf created three wholly-owned subsidiaries to facilitate ownership of bitcoin mining facilities or joint venture interests related thereto. Lake Mariner Data LLC and Kyalami Data LLC are subsidiaries involved in developing wholly-owned bitcoin mining facilities in New York. As of the date these consolidated financial statements were available to be issued, Kayalami Data LLC was inactive. TeraWulf (Thales) LLC (“Thales”) is a subsidiary holding interests in a joint venture involved in developing bitcoin mining facilities in Pennsylvania (see Note 10).

IKONICS’ traditional business has been the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications are primarily screen printing and abrasive etching. More recently, IKONICS has augmented its customer offerings with inkjet receptive films, ancillary chemicals and related equipment to provide a full line of products and services to its customers. TeraWulf has classified the IKONICS business as held for sale and discontinued operations in these consolidated financial statements (see Note 4).

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss of $94.0 million, including an impairment charge of $49.1 million on the acquired IKONICS business, and negative cash flows from operations of $24.1 million for the nine months ended December 31, 2021. As of December 31, 2021, the Company had balances of cash and cash equivalents of $43.4 million, working capital of $22.2 million, total stockholders’ equity of $123.2 million and an accumulated deficit of $95.7 million. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations.

In accordance with its plan to develop its bitcoin mining facilities, during the nine months ended December 31, 2021, the Company paid approximately $70.6 million as deposits on miners, and has significant future obligations related to these miner purchase agreements as detailed in Note 11. Also during the nine months ended December 31, 2021, the Company invested $82.1 million, net in its joint venture and has commitments under its joint venture agreement as detailed in Note 10. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities. Subsequent to December 31, 2021, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). See Note 17. However, there can be no assurance that the ATM Offering or any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

COVID-19

The Company’s results of operations could be adversely affected by general conditions in the economy and in the global financial markets, including conditions that are outside of the Company’s control, such as the outbreak and global spread of the novel coronavirus disease (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures have resulted in, and are expected to continue to result in, increased volatility and uncertainty in the cryptocurrency space. Any severe or prolonged economic downturn, as result of the COVID-19 pandemic or otherwise, could result in a variety of risks to the business and management cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact its business.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may experience disruptions to its business operations resulting from supply interruptions (including miner delivery interruptions), quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs and provide services. The Company may also experience delays in construction and obtaining necessary equipment in a timely fashion. If the Company is unable to effectively set up and service its miners, its ability to mine bitcoin will be adversely affected. The future impact of the COVID-19 pandemic is still highly uncertain and there is no assurance that the COVID-19 pandemic or any other pandemic, or other unfavorable global economic, business or political conditions, will not materially and adversely affect the Company’s business, prospects, financial condition, and operating results.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Upon the Closing Date, the Company assumed the fiscal year end of December 31. Prior to the Mergers, the TeraCub fiscal year ended on March 31.

The Mergers were accounted for as a reverse merger whereby the accounting acquirer was TeraCub due to TeraCub’s historic shareholders having the majority voting control in the Company, the board of directors members being associated with TeraCub and the senior management of TeraCub becoming the senior management of the Company. Therefore, the historical information included in these consolidated financial statements is that of TeraCub. The operations of IKONICS are included in these consolidated financial statements commencing with the consummation of the Mergers. Upon acquisition, the IKONICS business met the assets held for sale and discontinued operations criteria and is reflected as discontinued operations held for sale in the consolidated financial statements. See Notes 3 and 4 for additional information.

Certain amounts as of March 31, 2021 and for the period February 8, 2021 (date of inception) to March 31, 2021 have been reclassified for consistency with the current period presentation. These reclassifications have no effect on the previously reported financial position or results of operations.

Variable Interest Entities

Variable interest entities (“VIE”) are legal entities in which equity investors do not have (i) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (ii) as a group, the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (iii) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. The Company would consolidate any VIE in which it has a controlling financial interest through being deemed to be the primary beneficiary of the VIE. The primary beneficiary of a VIE has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met, the Company considers itself to be the primary beneficiary and therefore will consolidate that VIE into its consolidated financial statements.

The Company determines whether it is the primary beneficiary of a VIE upon initial involvement with a VIE and reassesses whether it is the primary beneficiary of a VIE on an ongoing basis. The determination of whether an entity is a VIE and whether the Company is the primary beneficiary of a VIE is based upon facts and circumstances for the VIE and requires significant judgments such as whether the entity is a VIE, whether the Company’s interest in a VIE is a variable interest, the determination of the activities that most significantly impact the economic performance of the entity, whether the Company controls those activities, and whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate a bitcoin mining facility in Pennsylvania. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. The power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance are shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, are predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to fund additional equity investments. See Note 10 for additional information.

Equity Method of Accounting

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in net loss of investee, net of tax” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Equity in net assets of investee ” in the Company’s consolidated balance sheets.

Interest related to construction of assets at equity method investee companies is capitalized when the financial statement effect of capitalization is material, construction of the asset at the equity method investee has begun, the equity method investee has not commenced its principal operations and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use, the equity method investee commencing principal operations or when interest costs are no longer being incurred.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s investment in companies that are accounted for under the equity method of accounting consists of a 50% interest in Nautilus. See Note 10 for additional information.

Business Combinations

The Company includes the results of operations of the businesses that it acquires as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in current liabilities in the Company’s consolidated balance sheets.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets acquired include; future expected cash flows, estimated market royalty rates, customer attrition rates, cost of developed technology and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of goodwill, the fair value of equity securities issued as a component of a debt offering, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, recoverability of deferred tax assets and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

		Period February 8,
		2021 (date of
	Nine Months Ended	inception) to
	December 31, 2021	March 31, 2021
Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$1,076	$—
Contribution of deposits on plant and equipment to joint venture	$11,850	$—
Common stock issuance costs in other accrued liabilities	$—	$58
Common stock issued for business acquisition	$40,590	$—
Contingent value rights issued for business acquisition	$12,000	$—
Common stock issued in conjunction with debt offering representing debt issuance costs	$25,727	$—
Purchases of and deposits on plant and equipment in accounts payable and accrued construction liabilities	$6,074	$—
Investment in joint venture in other accrued liabilities	$57	$—
Series A Preferred Stock converted to common stock	$49,315	$—
Reverse merger exchange ratio share adjustment	$43	$—

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company maintains cash and cash equivalent balances primarily at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at this institution are insured, up to $250,000, by the FDIC. As of December 31, 2021, the Company’s bank balances exceeded the FDIC insurance limit in an amount of $42.7 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of December 31, 2021 and March 31,2021, the Company had cash and cash equivalents of $43.4 million and $6.3 million, respectively.

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets, and determines current or non-current classification based on the expected duration of the restriction. The restricted cash included in the consolidated balance sheet as of December 31, 2021 is restricted as to use due to being held as a construction escrow by a third party escrow agent.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

Cash and cash equivalents	$43,448	$6,300
Restricted cash	3,007	—
Cash and cash equivalents and restricted cash	$46,455	$6,300

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer, chief operating officer and chief strategy officer. The Company currently operates in the Digital Currency Mining segment and through its ownership of IKONICS operates in the Imaging Technology segment. The Company’s mining operations are located in the United States, and the Company has employees only in the United States and views its mining operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance. TeraWulf has classified the IKONICS segment as held for sale and discontinued operations in these consolidated financial statements (see Note 4).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment includes deposits, amounting to approximately $70.6 million as of December 31, 2021, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt. As of March 31, 2021, deposits on miners were recorded as deposits and not recorded in property, plant and equipment as the Company had not determined which bitcoin mining facility would utilize those miners. See Note 10 for additional information.

Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the nine months ended December 31, 2021 and for the period February 8, 2021 (date of inception) to March 31, 2021, the Company has determined that no impairment of long-lived assets exists.

Goodwill and Indefinite-lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value and if so, it performs a quantitative test. The Company estimates the fair value of the reporting units using discounted cash flows. The Company’s analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in the Company’s industry or overall economic trends, a significant change in how the Company uses the acquired assets, a significant change in business strategy, a significant decrease in the market value of the asset, and a significant change in regulations or in the industry that could affect the value of the asset. The Company compares the carrying value of each reporting unit and indefinite-lived intangible asset to its estimated fair value and if the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss for the difference. The Company recorded goodwill of $48.3 million related to the IKONICS business acquisition. In conjunction with classifying IKONICS as held for sale upon acquisition, the Company determined that the goodwill associated with the IKONICS business was impaired and recorded an impairment of goodwill charge in the amount of $48.3 million in loss from discontinued operations, net of tax in the consolidated statement of operations for the nine months ended December 31, 2021.

Leases

The Company determines if an arrangement is a lease at inception and, if so, classifies the lease as an operating or finance lease. Operating leases are included in right-of-use (“ROU”) asset, current portion of operating lease liabilities, and long-term lease operating liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities, and long-term finance lease liabilities in the consolidated balance sheets. The Company does not recognize a ROU asset or lease liability for short-term leases having initial terms of 12 months or less and instead recognizes rent expense on a straight-line basis over the lease term. In an arrangement that is determined to be a lease, the Company includes both the lease and nonlease components as a single component and accounts for it as a lease when the Company would otherwise recognize the cost associated with both the lease and nonlease components in a similar fashion.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at commencement date, and subsequently remeasured upon changes to the underlying lease arrangement, based on the present value of lease payments over the lease term. If the lease does not provide an implicit rate or if the implicit rate is not determinable, the Company generally uses an estimate of its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The ROU asset also includes any lease prepayments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Costs associated with operating lease ROU assets are recognized on a straight-line basis within operating expenses or selling, general and administrative, as appropriate, over the term of the lease. Finance ROU lease assets are amortized within operating expenses or selling, general and administrative, as appropriate, on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and March 31, 2021, the Company is not a counterparty to any finance leases.

Stock Issuance Costs

Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuance are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.

Debt Issuance Costs and Debt Discount

Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt. Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including common stock, is generally based on the relative fair value allocation method.

Held for Sale and Discontinued Operations Classification

The Company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value.

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations. Upon a business’ classification as held for sale, net assets are measured for impairment. Goodwill impairment is measured in accordance with the method described in the accounting policy entitled “Goodwill and Indefinite-lived Intangible Assets.” An impairment loss is recorded for long-lived assets held for sale when the carrying amount of the asset exceeds its fair value less cost to sell. Other assets and liabilities are generally measured for impairment by comparing their carrying values to their respective fair values. A long-lived asset shall not be depreciated or amortized while it is classified as held for sale.

Income Taxes

The Company accounts for income taxes pursuant to the provision of Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the nine months ended December 31, 2021 and the period from February 8, 2021 (date of inception) to March 31, 2021.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue under the Financial Accounting Standards Board (“FASB”) ASC 606 “Revenue from Contracts with Customers.” The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mining pools

The Company has entered into an arrangement with a cryptocurrency mining pool to provide computing power to the mining pool. The arrangement is terminable at any time by either party and our enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power to the pool, the Company is entitled to compensation at an amount that approximates the total bitcoin that could have been mined using the Company’s computing power, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation regardless of whether the pool operator successfully records a block to the bitcoin blockchain. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of receipt.

There is no significant financing component in these transactions. There is, however, consideration payable to the customer in the form of a pool operator fee; this fee will be deducted from the proceeds the Company receives and will be recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Providing computing power in cryptocurrency transaction verification services will be an output of the Company’s ordinary activities. The provision of providing such computing power is a performance obligation. The transaction consideration the Company receives, if any, is non-cash consideration and is all variable. Fair value of the cryptocurrency award received for cryptocurrency transaction verification services is determined using the quoted price of the related cryptocurrency at the time of receipt. There is no significant financing component in these transactions.

Cryptocurrencies

Cryptocurrencies, including bitcoin, will be included in current assets in the consolidated balance sheets. Cryptocurrencies purchased will be recorded at cost and cryptocurrencies awarded to the Company through the Company’s mining activities will be accounted for in connection with the Company’s revenue recognition policy disclosed above.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of cryptocurrencies, if any, made by the Company will be included within investing activities in the consolidated statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities will be included as a non-cash adjustment within operating activities in the consolidated statements of cash flows. The sales of cryptocurrencies will be included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in other income (expense) in the consolidated statements of operations. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the effect on weighted average shares outstanding of the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company had no dilutive instruments or participating securities as of December 31, 2021 and March 31, 2021.

Concentrations

The Company or its joint venture have contracted with two suppliers for the provision of bitcoin miners. One supplier for the joint venture is well behind on its miner delivery schedule due to COVID-19 lockdowns, power shortages and other operational issues at its factory. The supplier has committed to fulfilling its performance obligations with increased future production levels at multiple production facilities. The Company does not believe that these counterparties represent a significant performance risk.

The Company expects to operate bitcoin mining facilities. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

Recent Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was further amended through various updates issued by the FASB. The objective of ASU 2016-02 is to establish principles in reporting the amount, timing, and uncertainty of cash flows arising from a lease. The Company early adopted ASU 2016-02 on April 1, 2021. At the date of adoption, the Company had no leases subject to the provision of ASU 2016-02. See Note 7.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas and removes the requirement to separately account for any existing beneficial conversion option. The Company early adopted ASU 2016-02 on April 1, 2021. At the date of adoption, the Company had no contracts subject to the provision of ASU 2016-02. See Note 13 for information regarding the Company’s contingently redeemable preferred stock.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This ASU was issued to reduce the complexity of the reporting information for financial statement users. The adoption of ASU 2019-12 on February 8, 2021 (date of inception) did not have a material impact on the Company’s consolidated financial statements or disclosures.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS COMBINATION

On June 25, 2021, TeraCub entered into the Merger Agreement with IKONICS, a public company registered on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), pursuant to which, among other things, TeraCub would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. The closing date of the acquisition was December 13, 2021. For financial accounting purposes, the business combination was treated as a reverse merger whereby the accounting acquirer was TeraCub due to TeraCub’s historic shareholders having the majority voting control in the Company, the board of directors members being associated with TeraCub and the senior management of TeraCub becoming the senior management of TeraWulf. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value with limited exceptions. The excess of the purchase price over the assets acquired and liabilities assumed represents goodwill. The transactions contemplated by the Mergers were intended to be a “tax-free” transaction pursuant to the Internal Revenue Code. None of the goodwill recognized is expected to be deductible for income tax purposes.

Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the transaction close, as defined (the “Closing”), was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of common stock of the surviving public company, TeraWulf, (ii) one contractual contingent value right (“CVR”) to a Contingent Value Rights Agreement (“CVR Agreement” as discussed below) and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock (including new shares of TeraWulf common stock resulting from the conversion of the Series A Preferred Stock described in Note 13) issued and outstanding immediately prior to the Closing was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing.

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing, received one non-transferable CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction. The CVRs do not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs are not transferable, except in limited circumstances, and will not be listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing.

On December 2, 2021, the Merger Agreement was amended to provide for TeraCub reimbursement to IKONICS prior to the Closing of all payments made or then agreed to be made by IKONICS in exchange for the cancellation of restricted stock unit awards. TeraCub reimbursed IKONICS approximately $3.0 million under this provision.

Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid for IKONICS (in thousands):

Cash consideration (1)	$13,712
Equity instruments: 1,999,525 shares of TeraWulf Inc. (2)	40,590
Contingent consideration: Contingent Value Rights (3)	12,000
$66,302
(1)	The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $3.4 million, was $10.3 million and is reflected as an investing activity in the consolidated statement of cash flows for the nine months ended December 31, 2021.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The fair value of the common shares issued as part of the consideration paid for IKONICS was determined on the basis of the closing market price of the Company’s Common Stock on December 14, 2021, the first day of trading subsequent to the acquisition date.
(3)	The fair value of the CVRs was estimated by applying the income and market approaches. The measurement is based on significant inputs that are not observable in the market, which ASC 820 “Fair Value Measurements and Disclosures” refers to as Level 3 inputs. Key assumptions include (1) a business enterprise value of $15.9 million, (2) an implied probability of sale of 90% and (3) estimated transaction and other deductible costs of $1.6 million. The significant unobservable inputs used in applying the income approach include a discount rate of 11.5% and a long-term growth rate of 2.5%. As of December 31, 2021, the amount recognized for the contingent consideration arrangement and the assumptions used to develop the estimates had not changed.

Allocation of Purchase Price

The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed for the acquisition of IKONICS (in thousands):

Cash	$3,433
Inventory	3,760
Other current assets	2,596
Property, plant and equipment	10,449
Identifiable intangible assets	3,440
Goodwill	48,338
Current liabilities	(4,842)
Deferred tax liabilities	(872)
$66,302

The Company’s consolidated financial statements include the operating results of IKONICS beginning on December 13, 2021, the date of the acquisition. The operating loss of $49.1 million related to the IKONICS’ business has been reflected in loss from discontinued operations, net of tax in the Company’s consolidated statement of operations for the nine months ended December 31, 2021.

On an unaudited pro forma basis, the net loss of the combined entity as though the business combination had occurred on February 8, 2021 (date of inception) is $94.5 million and $1.9 million for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. Pro forma basic and diluted loss per share is $1.13 and $0.03 for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. Because IKONICS has been classified as held for sale upon the acquisition date, its results of operations are included in loss from discontinued operations, net of tax in the consolidated statements of operations and there would be no change to reported revenues from continuing operations on a pro forma basis for those periods.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Upon acquisition, the IKONICS business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these consolidated financial statements. The Company determined that the IKONICS business qualified as assets held for sale as management committed to a plan to sell the business, the business was in readily sellable form and it was deemed probable that the business would be sold in a twelve-month period. The structure of the business combination, through the CVR Agreement, contemplated the sale of the IKONICS legacy business whereby the Company would become solely a bitcoin mining focused entity. The Merger Agreement requires IKONICS, after the Closing, to use its reasonable best efforts to consummate a sale of its legacy business as soon as reasonably practicable. The CVR Agreement provides that 95% of the net proceeds of the disposition, as defined, of the IKONICS business accrue to the historical stockholders of IKONCS if the disposition is consummated within eighteen months from the Closing.

In conjunction with the classification as held for sale, the Company has reported the IKONICS business as discontinued operations in these consolidated financial statements and has recognized a loss on discontinued operations, net of tax of $48.9 million to write down the related carrying amounts to their fair values less estimated cost to sell. The fair values of assets held for sale were determined using a combination of the cost approach, income approach and market approach. The assets and liabilities of IKONICS are presented separately in current assets held for sale and current liabilities held for sale, respectively, in the consolidated balance sheet at December 31, 2021, and consist of the following (in thousands):

Trade receivables	$1,327
Inventories	3,737
Prepaid expenses and other current assets	944
Property, plant and equipment	10,036
Intangible assets	3,304
Current assets held for sale	$19,348

Accounts payable	$1,207
Accrued compensation	439
Other accrued liabilities	109
Current liabilities held for sale	$1,755

The Company has classified IKONCS’ long-lived assets in current assets held for sale as it is deemed probable that the disposition will occur and proceeds will be collected within one year. Intangible assets includes the following definite-lived intangible assets at December 31, 2021 (in thousands, except years):

		Weighted
		Average
		Useful
	Carrying	Remaning
	Value	Life (Years)
Customer relationships	$2,161	11.5
Developed technology	663	8.0
Trade names	480	13.7
	$3,304	11.1

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss from discontinued operations, net of tax presented in the consolidated statement of operations for the nine months ended December 31, 2021 consists of the following (in thousands):

Net sales	$676
Cost of goods sold	487
Gross profit	189
Selling, general and administrative expenses	388
Research and development expenses	20
Impairment on classification as held for sale	48,887
Loss from discontinued operations before income tax	(49,106)
Income tax expense (benefit)	—
Loss from discontinued operations, net of tax	$(49,106)

Total cash flows used in operating activities from discontinued operations was $3.0 million in the consolidated statement of cash flows for the nine months ended December 31, 2021.

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-level fair value hierarchy prioritizing the inputs to valuation techniques is used to measure fair value. The levels are as follows: (Level 1) observable inputs such as quoted prices in active markets for identical assets or liabilities; (Level 2) observable inputs for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable either directly or indirectly from market data; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2021 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Impairment
Goodwill	$—	$—	$—	$—	$48,338
Long-lived assets held for sale - intangible assets	3,304	—	—	3,304	136
	$3,304	$—	$—	$3,304	$48,474

At December 31, 2021, the significant unobservable inputs used to estimate fair value include an attrition rate of 4% to 10% (with a weighted average of 8%) and a discount rate of 27% for customer relationships, twelve months’ time to recreate for developed technology and a royalty rate of 0.5% and a discount rate of 27% for trade names.

The Company has determined the long-term debt fair value at December 31, 2021 approximates its book value due to the short duration between the issuance of the long-term debt and December 31, 2021. See Note 9. The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no material non-recurring fair value measurements as of December 31, 2021 and March 31, 2021 except for the calculation of the allocation of the IKONICS purchase price to the fair values of the assets acquired and liabilities assumed and the impairment loss upon IKONICS’ classification as held for sale.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following as of December 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
Construction in process	$20,867	$—
Equipment	19	—
Deposits on miners	70,560	—
	91,446	—
Less: accumulated depreciation	—	—
	$91,446	$—

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life. Capitalized interest costs was $94,000 for the nine months ended December 31, 2021.

No depreciation expense was recorded for the nine months ended December 31, 2021 or the period February 8, 2021 (date of inception) to March 31, 2021.

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The lease has an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. Payments under the lease commence upon the earlier of (i) commencement of initial construction of structures on the premises or (ii) 180 days after the effective date. The lease is classified as an operating lease based on an analysis that utilized a discount rate of 6%, which is an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. For the nine months ended December 31, 2021, the Company recorded operating lease expense of $107,000 in operating expense in the consolidated statement of operations and made no lease payments. The remaining lease term is 9.3 years.

The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of December 31, 2021 (in thousands):

Year ending December 31:
2022	$150
2023	150
2024	150
2025	150
2026	150
Thereafter	662
$1,412

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2021 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,412
Unamortized discount	332
Total operating lease liability	1,080
Current portion of operating lease liability	88
Operating lease liability, net of current portion	$992

NOTE 8 – INCOME TAXES

The components of net loss before income tax for continuing operations (comprised of the total of loss before income tax and equity in net loss of investee and equity in net loss of investee, net of tax) for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 are as follows (in thousands):

		Period February 8,
		2021 (date of
	Nine Months Ended	inception) to
	December 31,	March 31,
	2021	2021
Domestic	$(45,516)	$(1,676)
Foreign	—	—
Total	$(45,516)	$(1,676)

The Company’s income tax benefit for continuing operations for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 are as follows (in thousands):

		Period February 8,
		2021 (date of
	Nine Months Ended	inception) to
	December 31,	March 31,
	2021	2021
Current:
Federal	$—	$—
State	—	—
Total current income tax (benefit) expense	—	—

Deferred:
Federal	(615)	—
State	—	—
Total deferred income tax benefit	(615)	—
Income tax benefit	$(615)	$—

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021 are as follows:

		Period February 8,
		2021 (date of
	Nine Months Ended	inception) to
	December 31,	March 31,
	2021	2021
Federal statutory rate	21.0%	21.0%
State rate, net of federal benefit	0.0%	0.0%
Non-deductible equity financing costs	(2.8)%	0.0%
Change in valuation allowance	(16.8)%	(21.0)%
Effective tax rate	1.4%	0.0%

The significant components of the Company’s deferred tax liabilities, net consist of the following at December 31, 2021 and March 31, 2021 (in thousands):

	December 31, 2021	March 31, 2021
Deferred tax assets:
Net operating loss	$6,678	$352
Share based liabilities	2,630	—
Accruals and reserves	470	—
Tax credit carryforwards	278	—
Operating lease liability	227	—
Gross deferred tax assets	10,283	352
Valuation allowance	(8,295)	(352)
Deferred tax assets, net	1,988	—

Deferred tax liabilities:
Property, plant and equipment	(899)	—
Intangible assets	(723)	—
Inventory	(407)	—
Right-of-use asset	(215)	—
Deferred tax liabilites, net	$(256)	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized.  The Company has estimated that approximately $0.6 million of deferred tax assets will be utilized to offset the Company’s deferred tax liabilities established in purchase accounting during the nine months ended December 31, 2021. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance for the amount of deferred tax assets that will not be realized.   The increase in the December 31,2021 valuation allowance of $7.9 million is primarily attributable to the current year net loss.

As of December 31, 2021 and March 31, 2021, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $31.5 million and $1.6 million, respectively. As of December 31, 2021, approximately $0.1 million will begin to expire in 2037 and approximately $31.4 million of the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act. For state income tax purposes, as of December 31, 2021 and March 31, 2021 the Company had state net operating loss carryforwards of approximately $0.7 million and $0.0 million, respectively, which begin to expire in 2029.

As of December 31, 2021 and March 31, 2021, the Company has available federal research development tax credit carryforwards of approximately $0.1 million and $0.0 million, respectively. The federal research credits will begin to expire in 2036. As of December

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2021 and March 31, 2021, the Company has available state research development tax credit carryforwards of approximately $0.1 million and $0.0 million, respectively. The state tax credit carryforwards will begin to expire in 2034.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. At December 31, 2021 and March 31, 2021, the Company has not recorded any long-term liabilities for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. For the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for the tax year ended December 31, 2021. The tax years subject to examination vary by jurisdiction.

NOTE 9 – DEBT

Promissory Notes

Between October 4, 2021 and November 19, 2021, the Company obtained loans (each, a “Loan”) from its three largest stockholders in an aggregate principal amount of $25.0 million, each evidenced by a promissory note, certain of which were amended and restated subsequent to issuance. Interest on the unpaid principal balance of each Loan accrued at a rate of 8% per annum and was paid in kind and added to the principal balance of such Loan on a monthly basis. The outstanding principal amount of each Loan, together with all accrued and unpaid interest thereon, was due and payable in full on the earliest to occur of: (i) the issuance of equity securities by the Company or any of its subsidiaries under any offering in an amount greater than $50.0 million; and (ii) the first anniversary of the issuance date of such Loan. The Company could have prepaid the outstanding principal balance of the Loans, in whole or in part, without penalty or premium at any time prior to the applicable maturity date. In December 2021, the Loans were repaid in full.

Long-Term Debt

Long-term debt consists of the following as of December 31, 2021 (in thousands):

Term loan	$123,500
Debt issuance costs and debt discount	(28,873)
94,627
Less long-term debt due within one year	—
Total long-term debt, net of portion due within one year	$94,627

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 1, 2021, TeraCub entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility (the “Term Loan”). On December 14, 2021, TeraWulf. executed a joinder agreement whereby it effectively became the successor borrower to TeraCub and assumed all obligations under the LGSA. The Company shall pay the outstanding principal balance of the Term Loan in quarterly installments, commencing in April 2023, equal to 12.5% of the original principal amount of the Term Loan. The maturity date of the Term Loan is December 1, 2024. The Term Loan bears an interest rate of 11.5% and an upfront fee of 1%, an amount of approximately $1.2 million. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. Interest payments are due quarterly in arrears. The Company has the option to prepay all or any portion of the Term Loan in increments of at least $5.0 million subject to certain prepayment fees, including: (1) if paid prior to the first anniversary of the LGSA, a make whole amount based on the present value of the unpaid interest that would have been paid on the prepaid principal amount over the first year of the Term Loan, (2) if paid subsequent to the first anniversary of the LGSA but prior to the second anniversary of the LGSA, an amount of 3% of the prepaid principal and (3) if paid subsequent to the second anniversary of the LGSA but prior to the maturity date of the LGSA, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loan is guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and TeraCub and its subsidiaries (except IKONICS), as defined. One Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $15.0 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors.

The LGSA requires the Company to maintain or meet certain affirmative, negative, financial and reporting covenants. The affirmative covenants include, among other things, a requirement for the Company to maintain insurance coverage, maintain mining equipment and comply in all material respects with the Company’s Nautilus joint venture agreement (see Note 10), each as defined. The negative covenants restrict or limit the Company’s ability to, among other things, incur debt, create liens, divest or acquire assets, make restricted payments and permit the Company’s interest in the Nautilus joint venture to be reduced below 50%, each as defined. The LGSA also contains usual and customary events of default. If an event of default occurs and is continuing, the then outstanding obligations under the LGSA may become immediately due and payable.

In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. In connection with the issuance of the Term Loans, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to the $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represents debt issuance costs and debt discount and is deducted from the Term Loan proceeds and is being accreted into the long-term debt balance over the three-year term of the debt at an effective interest rate of 12.9%, which is in addition to the stated interest rate. For the nine months ended December 31, 2021, the Company amortized $990,000 of the capitalized debt issuance costs and debt discount to interest expense in the consolidated statement of operations. Capitalized debt issuance costs and debt discount of $28.9 million are recorded as a reduction of long-term debt at December 31, 2021 in the consolidated balance sheet.

Principal maturities of outstanding long-term debt as of December 31, 2021 are as follows (in thousands):

Year ending December 31:
2022	$—
2023	46,313
2024	77,187
Total principal maturities	$123,500

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – JOINT VENTURE

On May 13, 2021, the Company and Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus, to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement with a related party of the Company and (3) a Corporate Services Agreement with a related party of Talen. Each Member holds a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The aforementioned contributions are now expected to be contributed by the third quarter of 2022, as agreed to by the Members.  The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs was $57,000 for the nine months ended December 31, 2021.

On March 19, 2021, TeraCub executed an agreement for the purchase of bitcoin miners from Minerva Semiconductor Corp. (“Minerva”) for a total of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “Minerva Purchase Agreement”). Pursuant to the Minerva Purchase Agreement, the Company paid an initial deposit of $23.7 million and the amount is included in deposits in the consolidated balance sheet as of March 31, 2021. During the nine months ended December 31, 2021, the Company paid to Minerva $16.8 million and was reimbursed by Talen for 50% of that amount and also reimbursed by Talen an additional amount of $11.9 million related to 50% of the initial deposit paid prior to March 31, 2021. The balance of payments under the Minerva Purchase Agreement were originally scheduled to be paid as follows: (i) 30% of the total price six months before the shipping date of each batch of bitcoin miners; (ii) 30% of the total price three months before the shipping date of each batch of bitcoin miners; and (iii) the remaining 20% of the total price one month before the shipping date of each batch of bitcoin miners. Production delays at Minerva’s factory have impacted the initial pricing and delivery schedule. Accordingly, Nautilus and Minerva have deemed all payments made to date to apply to the initial 10,000 miners to be shipped, which payments comprise 90% of the total amount due for these miners. As of the date at which these financial statements were available to be issued, Nautilus had not amended the Minerva Purchase Agreement.

On June 15, 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and June 2022 (the “Bitmain Purchase Agreements”). During the nine months ended December 21, 2021, the Company paid to Bitmain approximately $124.6 million under the Bitmain Purchase Agreements. On a net basis, the Company funded approximately $76.9 million as Talen reimbursed the Company during the nine months ended December 31, 2021 approximately $47.7 million in accordance with the Joint Venture agreement.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s direct payments to Minerva and Bitmain, among others, on behalf of Nautilus for the nine months ended December 31, 2021, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows follows (in thousands):

Payment of TeraWulf 50% share of Minerva deposits	$(8,400)
Payment of TeraWulf 50% share of Bitmain deposits	(76,926)
Other direct payments	(8,585)
Investments in joint venture related to direct payments made on behalf of joint venture	$(93,911)

Payment of Talen 50% share of Minerva deposits	$(8,400)
Payment of Talen 50% share of Bitmain deposits	(47,657)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture partner	$(56,057)

Talen reimbursement of 50% share of Minerva deposits	$8,400
Talen reimbursement of 50% share of Bitmain deposits	47,657
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture partner	$56,057

Talen reimbursement of 50% share of Minerva initial deposit paid by TeraWulf in the period ended March 31, 2021	$11,850
Reimbursement from joint venture partner for deposits on plant and equipment contributed to the joint venture	$11,850

Minerva Purchase Agreement assignment: TeraWulf 50% share of Minerva initial deposit paid by TeraWulf in the period ended March 31, 2021	$(11,850)
Contribution of deposits on plant and equipment to joint venture (non-cash activity)	$(11,850)

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2021 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment	to Date	Entity	(1)	in Entity (2)
Nautilus	50%	$18,000	$87,818	$1,538	$104,280	$50,239	$154,519
(1)	The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member would be required to provide. The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase or decrease the amount of contributions each Member is required to provide.
(2)	The maximum exposure at December 31, 2021 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

The condensed results of operations for the nine months ended December 31,2021 and the condensed financial position as of December 31, 2021, of Nautilus are summarized below (in thousands):

Nine months ended
December 31, 2021
Condensed statements of operations information:
Revenue	$—
Operating expense	3,076
Net loss	$(3,076)

December 31, 2021
Condensed balance sheet information:
Current assets	$4,960
Noncurrent assets	214,803
Total assets	$219,763

Current liabilities	$11,317
Equity	208,446
Total liabilities and equity	$219,763

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

Bitmain Miner Purchase Agreements

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. The Second Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid an initial deposit of approximately $11.4 million during the nine months ended December 31, 2021. The balance of payments due under the Second Bitmain Purchase Agreement are scheduled to be paid in unequal monthly installments through November 2022.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. The Third Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid an initial deposit of approximately $59.2

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million during the nine months ended December 31, 2021. The balance of payments due under the Third Bitmain Purchase Agreement are scheduled to be paid in unequal monthly installments through November 2022.

NOTE 12 – DEFINED CONTRIBUTION PLAN

The TeraWulf Inc. 401(k) Plan is a safe harbor defined contribution plan which qualified under section 401(k) of the Internal Revenue Code. A participant’s right to claim a distribution of his or her account balance is dependent on the plan, Employee Retirement and Income Security Act guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During the nine months ended December 31, 2021 and the period February 8, 2021 (date of inception) to March 31, 2021, the Company expensed approximately $55,000 and $0, respectively, for Company matching contributions.

NOTE 13 – TERACUB REDEEMABLE CONVERTIBLE PREFERRED STOCK

In April 2021, TeraCub commenced a private placement offering of 2,000,000 shares of Series A Preferred Stock, at an original issuance price per share of $25.00, to certain individuals and accredited investors, for an aggregate amount of $50.0 million (the “Series A Private Placement”). On June 15, 2021, the Series A Private Placement concluded and was fully funded.

On December 2, 2021, TeraCub’s Certificate of Incorporation was amended to provide that if the Closing under the Merger Agreement were to occur, the conversion ratio that shall apply to the conversion of shares of preferred stock immediately prior to the effective time of the Closing shall be equal to 0.8696560 shares of TeraCub common stock for each share of preferred stock. On December 13, 2021, the Closing was effected and TeraCub converted the 2,000,000 shares of preferred stock into 1,739,311 shares of common stock.

No dividends were declared for the nine months ended December 31, 2021.

NOTE 14 – COMMON STOCK

TeraWulf

Commensurate with the Closing, the TeraWulf Certificate of Incorporation was amended to provide for authorized shares of 225,000,000, divided into (a) 200,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 25,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. No series of preferred stock were authorized as of December 31, 2021.

No dividends were declared for the nine months ended December 31, 2021.

TeraCub

Per the TeraCub Amended and Restated Certificate of Incorporation dated December 13, 2021, the total number of shares of all classes of stock authorized to be issued is 1,000 shares, all of which will be common stock with the par value of $0.001 per share. Prior to that date, TeraCub’s authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share, with 2,000,000 shares of such authorized Preferred Stock designated as Series A Preferred Stock. Upon establishment of the Company, 44,000,000 shares of common stock were issued to the Company’s founders.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2021, TeraCub completed a private offering of 6,000,000 shares of common stock at a price per share of $5.00 to certain individuals, for an aggregate gross amount of $30.0 million (the “Common Stock Private Placement”), representing approximately 12% of the outstanding shares of the TeraCub’s common stock subsequent to such issuance of shares. The applicable stockholders agreement provided for certain limitations on share transfer rights, for registration of shares in connection with an initial public offering, for execution of a lock-up agreement upon an initial public offering, for certain tag-along and drag-along rights and for certain preemptive rights upon future issuance of shares by TeraCub. The voting rights of common stockholders and certain board of director features including the number of directors, board composition and replacement of directors under certain conditions were circumscribed by certain stockholders which are controlled by certain members of the Company’s board of directors. Proceeds of the Common Stock Private Placement were used primarily to fund the purchase of bitcoin mining equipment.

In December 2021, TeraCub completed a private offering of 2,261,932 shares of common stock at a price per share of $33.82 to certain institutional and individual investors, for gross proceeds of approximately $76.5 million (the “December Private Placement”). Additionally, in connection with the Term Loan offering, TeraCub issued 839,398 shares of common stock.

On December 13, 2021, the Closing was effected and the then outstanding 54,840,641 shares of TeraCub common stock converted into 97,976,728 of shares of Common Stock of TeraWulf, resulting in a total of 99,976,253 shares of Common Stock of the then publicly registered TeraWulf outstanding as of that date.

No dividends were declared for the nine months ended December 31, 2021 and for the period from February 8, 2021 (date of inception) to March 31, 2021.

NOTE 15 – STOCK BASED COMPENSATION

On May 13, 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and restricted stock units. No grants have been made under the Plan as of the date the consolidated financial statements were available to be issued.

NOTE 16 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to build out and operate certain bitcoin mining facilities anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company has agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the nine months ended December 31, 2021, the Company paid Beowulf E&D $8.5 million under the Services Agreement. Selling, general and administrative – related party in the consolidated statement of operations includes $5.4 million for the nine months ended December 31, 2021 related to the base fee and reimbursement of costs and expenses. As of December 31, 2021, $583,000 is included in prepaid expenses, $647,000 is included in amounts due from related parties and $1.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Services Agreement provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. This performance milestone was met on the Closing Date. However, no awards have been issued as of the date these consolidated financial statements were available for issuance. The $12.5 million performance expense is included in selling, general and administrative – related party in the consolidated statement of operations for the nine months ended December 31, 2021. As of December 31, 2021, $12.5 million is included in share based liabilities due to related party in the consolidated balance sheet. Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.

In April 2021, the Company reimbursed Heorot Power Holdings LLC, a related party due to control by a member of Company management, $1.6 million related to (i) the development of bitcoin mining facilities including services and third-party costs for transmission consulting, engineering consulting, transmission system impact study costs, electricity procurement and site development costs, (ii) joint venture investigation and negotiation and (iii) certain Company organizational and legal costs. During the nine months ended December 31, 2021 and for the period from February 8, 2021 (date of inception) to March 31, 2021, $120,000 and $577,000, respectively, was included in selling, general and administrative expense – related party in the consolidated statements of operations and $0 and $853,000, respectively, was included in operating expenses – related party in the consolidated statements of operations.

In June 2021, the Company paid a related party due to control by a member of Company management $632,000 for the purchase of certain electrical infrastructure and equipment for its planned bitcoin mining facility in New York. The certain electrical infrastructure and equipment is included in property, plant and equipment, net in the consolidated balance sheet as of December 31, 2021.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 31, 2022, which is also the date these consolidated financial statements were available to be issued, and has determined that the following subsequent events require disclosure.

Subsequent to December 31, 2021, the Company made payments totaling approximately $12.1 million to Bitmain for miner deposits related to purchase commitments under the Second Bitmain Purchase Agreement and Third Bitmain Purchase Agreement.

In February 2022, the Company entered into the an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (each, individually, an “Agent” and, collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). The Company is not obligated to sell any Shares under the Sales Agreement. of March 28, 2022, the Company sold 521,390 shares of Common Stock for net proceeds of $4.3 million. The issuance and sale of the Shares by the Company under the ATM Offering will be made pursuant to the Company’s effective registration statement on Form As S-3 (Registration Statement No. 333-262226) (as amended, the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2022, and declared effective on February 4, 2022.

In March 2022, the Company issued shares of Series A Convertible Preferred Stock (the “Preferred Stock”) of approximately $10 million and Common Stock of approximately $5 million (including approximately $3 million issued pursuant to the ATM Offering) primarily to existing shareholders and newly appointed directors. The Preferred Stock has no maturity date and will be entitled to cumulative non-cash dividends at the rate of 10% per annum. The initial conversion rate for the Preferred Stock is 100 shares of Common Stock per $1,000 liquidation preference. The Preferred Stock contains certain customary anti-dilution rights, adjustments to the conversion price and mandatory conversion rights, each as defined.

In February 2022, the Company entered into an agreement with the Power Authority of the State of New York for the purchase of 90 MW of electric power over a term of ten years. This agreement includes certain Company site investment commitments.

In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchases 2,500 of Nautilus’ Bitmain miners to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver exchange miners, as defined, at a later date in fulfillment of the Company’s obligations or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:

●	Recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and
●	Accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and those criteria, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

Inherent Limitations of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and misstatements are prevented or detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a code of ethics policy that applies to all of our directors, officers, and employees, including our chief executive officer, chief financial officer, and all of the finance team. The full text of our code of ethics policy can be found on the governance page within the investors section of our website at www.terawulf.com. We intend to disclose any changes in or waivers from the codes of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 11.	Executive Compensation

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	Principal Accounting Fees and Services

Information relating to this item will be included in an amendment to this Annual Report on Form 10-K or in the proxy statement for our 2022 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
(a)	Exhibits and Financial Statement Schedules
(1)

Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data—TeraWulf Inc.—Index” for more detail.

(2)

All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report on Form 10-K.

(3)	Index to Exhibits

Exhibit Number	Description

(2.1)

Agreement and Plan of Merger, dated as of June 24, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Appendix A of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(2.2)

Amendment to the Agreement and Plan of Merger, dated as of August 5, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Appendix A of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(2.3)

Amendment No. 2 to the Agreement and Plan of Merger, dated as of September 17, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Appendix A of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(2.4)

Amendment No. 3 to the Agreement and Plan of Merger, dated as of December 2, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Exhibit 2.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on December 3, 2021).

(2.5)

Amendment No. 4 to the Agreement and Plan of Merger, dated as of December 8, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Exhibit 2.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on December 9, 2021).

(3.1)	Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of December 13, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K12B filed with the SEC on December 13, 2021).

(3.2)	Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of Form 8-K12B filed with the SEC on December 13, 2021).

(3.3)	TeraWulf Inc. Series A Convertible Preferred Certificate of Designations (incorporated by reference to Exhibit 3.1 of Form 8-K/A filed with the SEC on March 17, 2022).

(10.1)

Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Paul B. Prager (incorporated by reference to Exhibit 10.9 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

Exhibit Number	Description

(10.2)

Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.10 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.3)

Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Nazar M. Khan (incorporated by reference to Exhibit 10.11 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.4)

Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kerri M. Langlais (incorporated by reference to Exhibit 10.12 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.5)

Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Paul B. Prager (incorporated by reference to Exhibit 10.13 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.6)

Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.14 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.7)

Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Nazar M. Khan (incorporated by reference to Exhibit 10.15 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.8)

Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Kerri M. Langlais (incorporated by reference to Exhibit 10.16 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.9)*

TeraWulf 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.11)*

Form of TeraWulf Inc. 2021 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.12)

Voting and Support Agreement, dated as of June 24, 2021, by and among TeraWulf Inc. and each of the directors and executive officers of IKONICS Corporation parties thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by IKONICS Corporation on June 25, 2021).

(10.13)

Form of Voting and Support Agreements by and among IKONICS Corporation and certain holders of TeraWulf Inc. common stock (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.14)

Form of Contingent Value Rights Agreement, by and among IKONICS Corporation, Telluride Holdco, Inc., the Rights Agent named therein, and the initial CVR Holders’ Representative named therein ((incorporated by reference as Appendix E of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.15)

Administrative and Infrastructure Services Agreement, dated as of April 27, 2021, by and between TeraWulf Inc. and Beowulf Electricity & Data Inc (incorporated by reference to Exhibit 10.4 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.16)

Non-Fixed Price Sales and Purchase Agreement, dated as of June 15, 2021, by and between Bitmain Technologies Limited and Nautilus Cryptomine LLC (incorporated by reference to Exhibit 10.5 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

Exhibit Number	Description

(10.17)

Non-Fixed Price Sales and Purchase Agreement, dated as of June 15, 2021, by and between Bitmain Technologies Limited and Nautilus Cryptomine LLC (incorporated by reference to Exhibit 10.6 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.18)

Equipment Purchase Agreement, dated as of March 19, 2021, by and between Minerva Semiconductor Corp. and TeraWulf Inc. (incorporated by reference to Exhibit 10.7 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.19)

Assignment and Assumption Agreement, dated as of May 13, 2021, by and between TeraWulf Inc. and Nautilus Cryptomine LLC (incorporated by reference to Exhibit 10.8 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.20)

Form of Registration Rights Agreement, by and among Telluride Holdco Inc. and TeraWulf Inc. (incorporated by reference to Exhibit 10.20 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.21)

At Market Issuance Sales Agreement, dated as of February 11, 2022, by and between TeraWulf Inc. and B. Riley Securities, Inc. and D.A. Davidson & Co (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2022).

10.22	Non-Fixed Price Sales and Purchase Agreement, dated as of December 7, 2021, by and between Bitmain Technologies Limited and Lake Mariner Data LLC.

10.23	Non-Fixed Price Sales and Purchase Agreement, dated as of December 15, 2021, by and between Bitmain Technologies Limited and Lake Mariner Data LLC.

10.24

Loan, Guaranty and Security Agreement, dated as of December 1, 2021, by and among Wilmington Trust, National Association, a national banking association, in its capacity as administrative agent and collateral agent, the Lenders party thereto from time to time, the Guarantors and TeraWulf Inc., a Delaware Corporation.

21.1	List of subsidiaries.

23.1	Consent of RSM US LLP, registered public accounting firm of TeraWulf Inc.

31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification of the Principal Executive Officer and the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101

Financial statements for the period ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Balance Sheets as of December 31, 2021, (ii) Condensed Statements of Operations for the Year Ended December 31, 2021, (iii) Statements of Stockholders’ Equity for the Year Ended December 31, 2021, (iv) Condensed Statements of Cash Flows for the Year Ended December 31, 2021, and (v) Notes to Condensed Financial Statements.

( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.
*	Executive compensation plans and arrangements.
ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC. (Registrant)

March 31, 2022	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager (Chief Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul B. Prager	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer and Director)
Paul B. Prager

/s/ Kenneth J. Deane	Chief Financial Officer and Treasurer (Principal Financial Officer)
Kenneth J. Deane

/s/ Nazar M. Khan	Chief Operating Officer, Chief Technology Officer and Executive Director
Nazar M. Khan

/s/ Kerri M. Langlais	Chief Strategy Officer and Executive Director
Kerri M. Langlais

/s/ Michael C. Bucella	Director
Michael C. Bucella

/s/ Walter E. Carter	Director
Walter E. Carter

/s/ Catherine J. Motz	Director
Catherine J. Motz

/s/ Jason G. New	Director
Jason G. New

/s/ Steven T. Pincus	Director
Steven T. Pincus

/s/ Lisa A. Prager	Director
Lisa A. Prager