Form 10-Q
period 2022-03-31
TERAWULF INC.
filed 2022-05-16
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-41163

TERAWULF INC.

(Exact name of registrant as specified in its charter)

DE		87-1909475
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

9 Federal Street		21601
Easton	MD
(Address of principal executive offices)	(State)	(Zip Code)

(410) 770-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	WULF	The Nasdaq Stock Market LLC

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

There were 104,639,286 shares of Common Stock outstanding as of May 16, 2022.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward- looking statements are contained principally in the sections entitled “Risk Factors” and “Use of Proceeds.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in cryptocurrency prices, which could cause a decline in the demand for TeraWulf’s services;
●	competition among the various providers of data mining services;
●	economic or political conditions in the countries in which TeraWulf plans to do business, including civil uprisings, riots, terrorism, kidnappings, the taking of property without fair compensation and legislative changes;
●	currency exchange rate fluctuations;
●	employment workforce factors, including the loss of key employees;
●	the ability to implement certain business objectives and the ability to timely and cost-effectively execute integrated projects;
●	changes in governmental safety, health, environmental and other regulations, which could require significant expenditures;
●	liability related to the use of TeraWulf’s services;
●	the ability to successfully complete merger, acquisition or divestiture plans, regulatory or other limitations imposed as a result of a merger, acquisition or divestiture, and the success of the business following a merger, acquisition or divestiture; and
●	other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our registration statement on Form S-4, which is incorporated by reference into this Quarterly Report.

These forward-looking statements reflect our views with respect to future events as of the date of this Quarterly Report and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, merger, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

(In thousands, except number of shares, per share amounts and par value)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,585	$43,448
Restricted cash	1	3,007
Digital currency, net	212	—
Prepaid expenses	5,943	1,494
Amounts due from related parties	—	647
Other current assets	442	108
Current assets held for sale	15,775	19,348
Total current assets	25,958	68,052
Equity in net assets of investee	123,046	104,280
Property, plant and equipment, net	121,873	91,446
Right-of-use asset	1,004	1,024
Other assets	957	109
TOTAL ASSETS	$272,838	$264,911

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,699	$11,791
Accrued construction liabilities	4,527	3,892
Other accrued liabilities	8,636	3,771
Share based liabilities due to related party	12,500	12,500
Other amounts due to related parties	1,306	60
Contingent value rights	10,594	12,000
Current portion of operating lease liability	90	88
Insurance premium financing payable	3,147	—
Current liabilities held for sale	2,444	1,755
Total current liabilities	52,943	45,857
Operating lease liability, net of current portion	969	992
Deferred tax liabilities, net	256	256
Long-term debt	97,662	94,627
TOTAL LIABILITIES	151,830	141,732

Commitments and Contingencies (See Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 25,000,000 authorized at March 31, 2022 and December 31, 2021; 9,566 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9,273	—
Common stock, $0.001 par value, 200,000,000 authorized at March 31, 2022 and December 31, 2021; 100,790,239 and 99,976,253 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	101	100
Additional paid-in capital	225,545	218,762
Accumulated deficit	(113,911)	(95,683)
Total stockholders' equity	121,008	123,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$272,838	$264,911

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO MARCH 31, 2021

(In thousands, except number of shares and loss per common share)

	Three Months Ended	Period February 8, 2021 (date of inception) to
	March 31,	March 31,
	2022	2021

Revenue	$217	$—
Cost of revenue	32	—
Gross profit	185	—

Cost of operations:
Operating expenses	480	—
Operating expenses - related party	62	853
Selling, general and administrative expenses	5,985	246
Selling, general and administrative expenses - related party	2,816	577
Depreciation	4	—
Impairment of digital currency	5	—
Total cost of operations	9,352	1,676

Operating loss	(9,167)	(1,676)
Interest expense	(5,322)	—
Loss before income tax and equity in net loss of investee	(14,489)	(1,676)
Income tax benefit	—	—
Equity in net loss of investee, net of tax	(788)	—
Loss from continuing operations	(15,277)	(1,676)
Loss from discontinued operations, net of tax	(2,906)	—
Net loss	(18,183)	(1,676)
Preferred stock dividends	(45)	—
Net loss attributable to common stockholders	$(18,228)	$(1,676)

Loss per common share:
Continuing operations	$(0.15)	$(0.03)
Discontinued operations	(0.03)	-
Basic and diluted	$(0.18)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	100,121,370	58,819,431

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO MARCH 31, 2021

(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of December 31, 2021	—	$—	99,976,253	$100	$218,762	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	9,566	9,273	—	—	—	—	9,273
Issuance of common stock, net of issuance costs	—	—	813,986	1	6,783	—	6,784
Preferred stock dividends	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	(18,183)	(18,183)
Balances as of March 31, 2022	9,566	$9,273	100,790,239	$101	$225,545	$(113,911)	$121,008

	Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of February 8, 2021	—	$—	—	$—	$—	$—	$—
Issuance of common stock, net of issuance costs	—	—	50,000,000	50	29,892	—	29,942
Net loss	—	—	—	—	—	(1,676)	(1,676)
Balances as of March 31, 2021	—	$—	50,000,000	$50	$29,892	$(1,676)	$28,266

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO MARCH 31, 2021

(In thousands)

	Three Months Ended	Period February 8, 2021 (date of inception) to
	March 31,	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,183)	$(1,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and accretion of debt discount	2,458	—
Depreciation	4	—
Increase in digital currency from mining	(217)	—
Impairment of digital currency	5	—
Equity in net loss of investee, net of tax	788	—
Loss from operations of discontinued operations, net of tax	2,906	—
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,449)	—
Decrease in amounts due from related parties	647	—
Increase in other current assets	(34)	(5)
Decrease in right-of-use asset	20	—
Increase in other assets	(848)	—
(Decrease) increase in accounts payable	(6,066)	38
Decrease in accrued construction liabilities	(3,870)	—
Increase in other accrued liabilities	4,155	203
Increase in other amounts due to related parties	1,246	1,440
Decrease in operating lease liability	(21)	—
Net cash used in operating activities from continuing operations	(21,459)	—
Net cash used in operating activities from discontinued operations	(50)	—
Net cash used in operating activities	(21,509)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(19,072)	—
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture partner	(11,402)	—
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture partner	11,402	—
Purchase of and deposits on plant and equipment	(21,488)	(23,700)
Net cash used in investing activities	(40,560)	(23,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from insurance premium financing	4,706	—
Principal payments on insurance premium financing	(1,559)	—
Proceeds from issuance of common stock, net of issuance costs paid of $142 and $0	6,787	30,000
Proceeds from issuance of preferred stock, net of issuance costs paid of $0 and $0	9,266	—
Net cash provided by financing activities	19,200	30,000

Net change in cash and cash equivalents and restricted cash	(42,869)	6,300
Cash and cash equivalents and restricted cash at beginning of period	46,455	—
Cash and cash equivalents and restricted cash at end of period	$3,586	$6,300

Cash paid during the period for:
Interest	$1,427	$—
Income taxes	$—	$—

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

On December 13, 2021 (the “Closing Date”), TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), a Delaware corporation, completed the previously announced strategic business combination pursuant to the agreement and plan of merger, dated as of June 24, 2021 (as amended, supplemented or otherwise modified prior to the Closing Date, the “Merger Agreement”), by and among TeraWulf Inc., IKONICS Corporation, a Minnesota corporation (“IKONICS”), TeraCub Inc. (formerly known as TeraWulf Inc.), a Delaware corporation that was formed on February 8, 2021 (“TeraCub”) and certain holding companies and subsidiaries created to effect the merger. In connection with the consummation of the Mergers, Telluride Holdco, Inc. was renamed TeraWulf Inc., and TeraWulf Inc. was renamed TeraCub Inc. TeraWulf Inc. and its subsidiaries are referred to in these consolidated financial statements as “TeraWulf” or the “Company.”

TeraWulf’s planned principal operations consist of developing, constructing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. TeraWulf has commenced mining at one bitcoin mining facility and expects to operate a portfolio of bitcoin mining facilities, either wholly-owned or through joint ventures, that each deploy a series of powerful computers that solve complex cryptographic algorithms to mine bitcoin and validate transactions on the bitcoin network. Substantially all of TeraWulf’s revenue will be derived from two primary sources: earning bitcoin rewards and transaction fees for validating transactions. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company holds an option to purchase the hosted miners in the future at a discounted purchase price. The hosting agreements, including existing executed agreements, may include Company options to purchase the hosted mining equipment. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently.

TeraWulf’s two bitcoin mining facilities are in New York and Pennsylvania and remain under construction as of March 31, 2022. Mining operations commenced at the New York facility during the three months ended March 31, 2022. The Pennsylvania bitcoin mining facility is being developed and constructed through a joint venture (see Note 10). The Company’s New York bitcoin mining facility is wholly-owned.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss attributable to common stockholders of $18.2 million, including a net impairment charge (net of a contingent consideration remeasurement gain) of $2.5 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business (see Notes 3 and 4), and negative cash flows from operations of $21.5 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had balances of cash and cash equivalents of $3.6 million, a working capital deficiency of $27.0 million, total stockholders’ equity of $121.0 million and an accumulated deficit of $113.9 million. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations.

In accordance with development of its bitcoin mining facilities, during the three months ended March 31, 2022, the Company invested approximately $21.5 million for purchases and deposits on plant and equipment, including deposits on miners under miner purchase agreements for which the Company has significant future obligations as detailed in Note 11. Also, during the three months ended March 31, 2022, the Company invested $19.1 million, net in its joint venture and has commitments under its joint venture agreement as detailed in Note 10. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities or through the provision miner hosting services. During the three months ended March 31, 2022, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). During the three months ended March 31, 2022, the Company issued Common Stock, including under the ATM Offering, for net proceeds of $6.8 million and preferred stock for net proceeds of $9.3 million. See Note 13. Subsequent to March 31, 2022, the Company issued Common Stock, including under the ATM Offering, for gross proceeds of $27.1 million. See Note 16. There can be no assurance that the ATM Offering will provide sufficient capital or that any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of such interim results.

The results for the unaudited interim consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The unaudited interim consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The unaudited interim consolidated financial statements include the accounts of the Company as described in Note 1. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of goodwill and held for sale assets, the fair value of equity securities issued as a component of a debt offering, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, recoverability of deferred tax assets and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Period February 8, 2021 (date of inception) to
	March 31,	March 31,
	2022	2021
Supplemental disclosure of non-cash activities:
Common stock issuance costs in accounts payable or other accrued liabilities	$3	$58
Preferred stock issuance costs in accounts payable	$293	$—
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$8,943	$—
Investment in joint venture in other accrued liabilities and long-term debt	$482	$—
Preferred stock dividends in other accrued liabilities	$45	$—
Preferred stock proceeds receivable in other current assets	$300	$—

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company maintains cash and cash equivalent balances primarily at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at this institution are insured, up to $250,000, by the FDIC. As of March 31, 2022, the Company’s bank balances exceeded the FDIC insurance limit in an amount of $2.9 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $3.6 million and $43.4 million, respectively.

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The restricted cash included in the consolidated balance sheet as of March 31, 2022 and December 31, 2021 is restricted as to use due to being held as a construction escrow by a third-party escrow agent.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$3,585	$43,448
Restricted cash	1	3,007
Cash and cash equivalents and restricted cash	$3,586	$46,455

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 25 years for electrical equipment). Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment includes deposits, amounting to approximately $82.7 million and $70.6 as of March 31, 2022 and December 31, 2021, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.

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

As of March 31, 2022 and December 31, 2021, the Company is not a counterparty to any finance leases.

Stock Issuance Costs

Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuance, including under shelf registration statements, are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations. Upon a business’ classification as held for sale, net assets are measured for impairment. An impairment loss is recorded for goodwill when a reporting unit's goodwill carrying value exceeds its implied fair value. An impairment loss is recorded for long-lived assets held for sale when the carrying amount of the asset exceeds its fair value less cost to sell. Other assets and liabilities are generally measured for impairment by comparing their carrying values to their respective fair values. A long-lived asset shall not be depreciated or amortized while it is classified as held for sale.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Mining pools

The Company has entered into an arrangement with a cryptocurrency mining pool to provide computing power to the mining pool. The arrangement is terminable at any time by either party and our enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power to the pool, the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined using the Company’s computing power, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation regardless of whether the pool operator successfully records a block to the bitcoin blockchain. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of contract inception, which is deemed to be daily.

There is no significant financing component in these transactions. There may be, however, consideration payable to the customer in the form of a pool operator fee; this fee will be deducted from the proceeds the Company receives and will be recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Providing computing power in cryptocurrency transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is a performance obligation. The transaction consideration the Company receives is non-cash consideration and is all variable. Fair value of the cryptocurrency award received for cryptocurrency transaction verification services is determined using the quoted price of the related cryptocurrency at the time of receipt. There is no significant financing component in these transactions.

Cryptocurrencies

Cryptocurrencies, including bitcoin, are included in current assets in the consolidated balance sheets. Cryptocurrencies purchased will be recorded at cost and cryptocurrencies awarded to the Company through mining activities will be accounted for in connection with the Company’s revenue recognition policy disclosed above.

Cryptocurrencies will be accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment on a daily basis. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, the Company is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Purchases of cryptocurrencies, if any, made by the Company will be included within investing activities in the consolidated statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities will be included within operating activities in the consolidated statements of cash flows. The sales of cryptocurrencies will be included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in other income (expense) in the consolidated statements of operations. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting. The following table presents digital currency activity (in thousands):

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Period February 8, 2021 (date of inception) to
	March 31,	March 31,
	2022	2021
Beginning balance	$—	$—
Revenue recognized from bitcoin mined	217	—
Impairment of bitcoin	(5)	—
Ending balance	$212	$—

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method, as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company had no dilutive instruments or participating securities as of March 31, 2022 and December 31, 2021.

Concentrations

The Company or its joint venture have contracted with two suppliers for the provision of bitcoin miners. One supplier, Minerva Semiconductor Corp., for the joint venture is well behind on its miner delivery schedule due to COVID-19 lockdowns, power shortages and other operational issues at its factory. Although the supplier has committed to fulfilling its performance obligations with increased future production levels at multiple production facilities, shipments of miners have continued to be delayed.

The Company has currently contracted with one mining pool operator and one cryptocurrency custodian. The Company does not believe that these counterparties represent a significant performance risk.

The Company operates bitcoin mining facilities. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the transaction close, as defined (the “Closing”), was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of the surviving public company, TeraWulf, (ii) one contractual contingent value right (“CVR”) to a Contingent Value Rights Agreement (“CVR Agreement” as discussed below) and (iii) the right to receive $5.00 in cash, without interest. Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing, received one non-transferable CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction. The CVRs do not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs are not transferable, except in limited circumstances, and will not be listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing. As of March 31, 2022, no sale, transfer, disposition, spin-off or license of any part of the pre-merger IKONICS business has occurred. On April 15, 2022, a Definitive Agreement was signed whereby IKONCS agreed to sell a certain property, including a warehouse, to a third party for $7.0 million. The closing of the sale is subject to certain due diligence activities to be conducted over a 90-day period, receipt of regulatory opinion and certain other usual and customary conditions. The Definitive Agreement includes certain indemnifications which are subject to a $850,000 limitation.

Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid for IKONICS (in thousands):

Cash consideration	$13,712
Equity instruments: 1,999,525 shares of TeraWulf Inc.	40,590
Contingent consideration: Contingent Value Rights	12,000
$66,302

As of March 31, 2022, the amount recognized for the CVR contingent consideration was remeasured to a fair value of $10.6 million. The $1.4 million gain on remeasurement is included in loss from discontinued operations, net of tax in the consolidated statement of operations for the three months ended March 31, 2022.

The Company’s consolidated financial statements include the operating results of IKONICS beginning on December 13, 2021, the date of the acquisition. The operating loss of $4.3 million related to the IKONICS’ business has been reflected in loss from discontinued operations, net of tax in the Company’s consolidated statement of operations for the three months ended March 31, 2022.

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

The assets and liabilities of IKONICS are presented separately in current assets held for sale and current liabilities held for sale, respectively, in the consolidated balance sheets and includes the following (in thousands):

	March 31, 2022	December 31, 2021
Trade receivables	$1,691	$1,327
Inventories	3,718	3,737
Prepaid expenses and other current assets	948	944
Property, plant and equipment	7,867	10,036
Intangible assets	1,551	3,304
Current assets held for sale	$15,775	$19,348

Accounts payable	$1,697	$1,207
Accrued compensation	612	439
Other accrued liabilities	135	109
Current liabilities held for sale	$2,444	$1,755

During the three months ended March 31, 2022, the Company determined that change in circumstance indicated that the then carrying amount of the IKONICS’ long-lived assets may not be recoverable and has recognized an impairment loss in loss on discontinued operations, net of tax of $3.9 million to write down the related carrying amounts to their fair values less estimated cost to sell. The loss from discontinued operations, net of tax presented in the consolidated statements of operations consists of the following (in thousands):

Three Months Ended
March 31,
2022
Net sales	$4,230
Cost of goods sold	3,223
Gross profit	1,007
Selling, general and administrative expenses	1,264
Research and development expenses	137
Impairment on remeasurement or classification as held for sale	3,922
Loss from discontinued operations before other income	(4,316)
Other income	3
Loss from discontinued operations before income tax	(4,313)
Income tax (expense) benefit	1
Loss from discontinued operations, net of tax	$(4,312)

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total cash flows used in operating activities from discontinued operations was $50,000 and $0 in the consolidated statements of cash flows for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively.

Subsequent to March 31, 2022, the Company became aware of certain potential environmental remediation that may be required on a property of IKONICS.  As of the date these consolidated financial statements were available to be issued, because the extent of any potential remediation procedures is not known, the Company cannot reasonably estimate a range of potential remediation costs, if any.

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

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of March 31, 2022 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain	Impairment
Contingent consideration liability - Contingent Value Rights (1)	$10,594	$—	$10,594	$—	$1,406	$—
Long-lived assets held for sale - intangible assets (1)	1,551	—	1,551	—	—	1,753
	$12,145	$—	$12,145	$—	$1,406	$1,753

(1)	During the three months ended March 31, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing of the underlying assets.

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2021 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Impairment
Contingent consideration liability - Contingent Value Rights (1)	$12,000	$—	$—	$12,000	$—
Goodwill	—	—	—	—	48,338
Long-lived assets held for sale - intangible assets (2)	3,304	—	—	3,304	136
	$3,304	$—	$—	$3,304	$48,474

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	At December 31, 2021, the significant unobservable inputs used to estimate fair value include (1) a business enterprise value of $15.9 million, (2) an implied probability of sale of 90% and (3) estimated transaction and other deductible costs of $1.6 million. The significant unobservable inputs used in applying the income approach include a discount rate of 11.5% and a long-term growth rate of 2.5%.
(2)	At December 31, 2021, the significant unobservable inputs used to estimate fair value include an attrition rate of 4% to 10% (with a weighted average of 8%) and a discount rate of 27% for customer relationships, twelve months’ time to recreate for developed technology and a royalty rate of 0.5% and a discount rate of 27% for trade names.

The Company has determined the long-term debt fair value at March 31, 2022 is approximately $113.0 million. See Note 9. The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of March 31, 2022 and December 31, 2021, except for the calculation of the allocation of the IKONICS purchase price to the fair values of the assets acquired and liabilities assumed and the impairment loss upon IKONICS’ classification as held for sale.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Construction in process	$38,240	$20,867
Leasehold improvements	450	—
Equipment	499	19
Deposits on miners	82,688	70,560
	121,877	91,446
Less: accumulated depreciation	(4)	—
	$121,873	$91,446

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life. Capitalized interest costs were $760,000 and $0 for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively.

Depreciation expense was $4,000 and $0 for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively.

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The lease has an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. Payments under the lease commenced in 2021. The lease is classified as an operating lease based on an analysis that utilized a discount rate of 6%, which is an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. For the three months ended March 31, 2022, the Company recorded operating lease expense of $49,000 in operating expense in the consolidated statement of operations and made lease payments of $50,000. The remaining lease term is 9.1 years.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of March 31, 2022 (in thousands):

Year ending December 31:
2022	$113
2023	150
2024	150
2025	150
2026	150
Thereafter	662
$1,375

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of March 31, 2022 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,375
Unamortized discount	316
Total operating lease liability	1,059
Current portion of operating lease liability	90
Operating lease liability, net of current portion	$969

During the three months ended March 31, 2022, the Company entered into a short term lease arrangement for digital currency mining equipment. The term of the operating lease is two months and concludes in May 2022.  There are no variable charges under this arrangement.  For the three months ended March 31, 2022, lease expense related to this arrangement of $451,000 was recorded in operating expense in the consolidated statement of operations.

NOTE 8 – INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0.0% for the three months ending March 31, 2022, and the period February 8, 2021 (date of inception) to March 31, 2021. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. At March 31, 2022 and December 31, 2021, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance at March 31, 2022 and December 31, 2021 for the amount of deferred tax assets that will not be realized.

The Company has no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.  The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three months end March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021.

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

Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan	$123,500	$123,500
Debt issuance costs and debt discount	(25,838)	(28,873)
	97,662	94,627
Less long-term debt due within one year	—	—
Total long-term debt, net of portion due within one year	$97,662	$94,627

On December 1, 2021, TeraCub entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility (the “Term Loan”). On December 14, 2021, TeraWulf executed a joinder agreement whereby it effectively became the successor borrower to TeraCub and assumed all obligations under the LGSA. The Company is required to pay the outstanding principal balance of the Term Loan in quarterly installments, commencing in April 2023, equal to 12.5% of the original principal amount of the Term Loan. The maturity date of the Term Loan is December 1, 2024. The Term Loan bears an interest rate of 11.5% and an upfront fee of 1%, an amount of approximately $1.2 million. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. Interest payments are due quarterly in arrears. The Company has the option to prepay all or any portion of the Term Loan in increments of at least $5.0 million subject to certain prepayment fees, including: (1) if paid prior to the first anniversary of the LGSA, a make whole amount based on the present value of the unpaid interest that would have been paid on the prepaid principal amount over the first year of the Term Loan, (2) if paid subsequent to the first anniversary of the LGSA but prior to the second anniversary of the LGSA, an amount of 3% of the prepaid principal and (3) if paid subsequent to the second anniversary of the LGSA but prior to the maturity date of the LGSA, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loan is guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and TeraCub and its subsidiaries (except IKONICS), as defined. One Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $15.0 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. In connection with the issuance of the Term Loans, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to the $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represents debt issuance costs and debt discount and is deducted from the Term Loan proceeds and is being accreted into the long-term debt balance over the three-year term of the debt at an effective interest rate of 12.9%, which is in addition to the stated interest rate. For the three months ended March 31, 2022, the Company amortized $3.0 million of the capitalized debt issuance costs and debt discount to (1) interest expense of $2.4 million in the consolidated statement of operations, (2) capitalized interest in property, plant and equipment, net of $0.4 million in the consolidated balance sheet and (3) capitalized interest in equity in net assets of investee of $0.2 million in the consolidated balance sheet. Capitalized debt issuance costs and debt discount of $25.8 million and $28.9 million are recorded as a reduction of long-term debt at March 31, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

Principal maturities of outstanding long-term debt as of March 31, 2022 are as follows (in thousands):

Year ending December 31:
2022	$—
2023	46,313
2024	77,187
Total principal maturities	$123,500

NOTE 10 – JOINT VENTURE

On May 13, 2021, the Company and Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement with a related party of the Company and (3) a Corporate Services Agreement with a related party of Talen. Each Member holds a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The aforementioned contributions are now expected to be contributed by the third quarter of 2022, as agreed to by the Members.  The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $482,000 and $0 for the three months ended March 31, 2022 and period February 8, 2021 (date of inception) to March 31, 2021, respectively.

On March 19, 2021, TeraCub executed an agreement for the purchase of bitcoin miners from Minerva Semiconductor Corp. (“Minerva”) for a total of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “Minerva Purchase Agreement”). Pursuant to the Minerva Purchase Agreement, the Company paid an initial deposit of $23.7 million. Concurrently with the execution of the Joint Venture agreement, TeraWulf assigned the Minerva Purchase Agreement to Nautilus. During the nine months ended December 31, 2021, the Company paid Minerva $16.8 million and was reimbursed by Talen for 50% of that amount and also reimbursed by Talen an additional amount of $11.9 million related to 50% of the initial deposit paid prior to March 31, 2021. The balance of payments under the Minerva Purchase Agreement were originally scheduled to be paid as follows: (i) 30% of the total price six months before the shipping date of each batch of bitcoin miners; (ii) 30% of the total price three months before the shipping date of each batch of bitcoin miners; and (iii) the remaining 20% of the total price one month before the shipping date of each batch of bitcoin miners. Production delays at Minerva’s factory have impacted the initial pricing and delivery schedule. Accordingly, Nautilus and Minerva have deemed all payments made to date to apply to the initial 10,000 miners to be shipped, which payments comprise 90% of the total amount due for these miners. As of the date at which these financial statements were available to be issued, Nautilus had not amended the Minerva Purchase Agreement.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and June 2022 (the “Bitmain Purchase Agreements”). During the three months ended March 31, 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. In 2021, the Company paid Bitmain approximately $124.6 million under the Bitmain Purchase Agreements. On a net basis, the Company funded approximately $76.9 million as Talen reimbursed the Company in 2021 approximately $47.7 million in accordance with the Joint Venture agreement.

The Company’s direct payments to Minerva and Bitmain, among others, on behalf of Nautilus for the three months ended March 31, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows for the three months ended March 31, 2022 follows (in thousands):

Payment of TeraWulf 50% share of Bitmain deposits	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	(11,402)
Direct investments in joint venture	(7,670)
Investments in joint venture, including direct payments made on behalf of joint venture	$(19,072)

Payment of Talen 50% share of Bitmain deposits	$(11,402)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture partner	$(11,402)

Talen reimbursement of 50% share of Bitmain deposits	$11,402
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture partner	$11,402

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of March 31, 2022 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment	to Date	Entity	(1)	in Entity (2)
Nautilus	50%	$18,000	$107,372	$2,326	$123,046	$31,168	$154,214
(1)	The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member would be required to provide. The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase or decrease the amount of contributions each Member is required to provide.
(2)	The maximum exposure at March 31, 2022 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

The condensed results of operations for the three months ended March 31, 2022 and the condensed financial position as of March 31, 2022 and December 31, 2021, of Nautilus are summarized below (in thousands):

Three Months Ended
March 31, 2022
Condensed statement of operations information:
Revenue	$—
Operating expense	1,576
Net loss	$(1,576)

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2022	December 31, 2021
Condensed balance sheet information:
Current assets	$3,281	$4,960
Noncurrent assets	260,730	214,803
Total assets	$264,011	$219,763

Current liabilities	$18,999	$11,317
Equity	245,012	208,446
Total liabilities and equity	$264,011	$219,763

In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,500 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company.  If the Exchange Miners are not delivered by September 30, 2022, the Nautilus co-venturer is entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

Bitmain Miner Purchase Agreements

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. The Second Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date these consolidated financial statements were available to be issued. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid $2.0 million during the three months ended March 31, 2022 and paid an initial deposit of approximately $11.4 in 2021. The balance of payments due under the Second Bitmain Purchase Agreement are scheduled to be paid in unequal monthly installments through November 2022.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. The Third Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date these consolidated financial statements were available to be issued. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid $10.2 million during the three months ended March 31, 2022 and paid an initial deposit of approximately $59.2 million in 2021. The balance of payments due under the Third Bitmain Purchase Agreement are scheduled to be paid in unequal monthly installments through November 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

In February 2022, the Company entered into an agreement with the Power Authority of the State of New York (“NYPA”) for the purchase of up to 90 MW of electric power over a term of ten years.  This agreement includes certain Company site investment commitments including employment targets and capital investment targets.  The allocation of 90 MW may be reduced by NYPA based on the Company’s actual electricity usage, as defined and periodically measured, if lower than the allocation or if the site investment commitments are not met.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

In March 2022, TeraWulf entered into Series A Convertible Preferred Stock Subscription Agreements (the “Subscription Agreements”) with certain accredited and institutional investors (collectively, the “Holders”).  Pursuant to the Subscription Agreements, the Company sold 9,566 shares (of 10,000 sharfes authorized) of Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) to the Purchasers for an aggregate purchase price of $9.6 million.  The Subscription Agreements contain customary representations, warranties, covenants and agreements of the Company.  The offer and sale of the Convertible Preferred Stock were made pursuant to the prospectus and prospectus supplement forming a part of the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”).  As of March 31, 2022, $300,000 of Convertible Preferred Stock proceeds had not been received and the amount is included in other current assets in the consolidated balance sheet as of March 31, 2022.  The $300,000 proceeds were received by April 11, 2022.

Holders of the Convertible Preferred Stock will accumulate cumulative dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022.  Unpaid dividends will be accreted to, and increase, the liquidation preference of the Convertible Preferred Stock.  The initial liquidation preference is $1,000 per share.  Holders of the Convertible Preferred Stock will also be entitled to such dividends paid to holders of the Company’s Common Stock, if applicable, as if such holders of the Convertible Preferred Stock had converted their Preferred Shares into Common Stock (without regard to any limitations on conversions) and had held such shares of the Company’s Common Stock on the record date for such dividends and distributions.  If applicable, such payments will be made concurrently with the dividend or distribution to the holders of the Company’s Common Stock.  Upon liquidation, the Convertible Preferred Stock will rank senior to the Company’s Common Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Liquidation Preference (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of the Convertible Preferred Stock.  Holders of Convertible Preferred Stock will not generally have the right to vote at any meeting of stockholders, except for certain protective voting rights, as defined.  The Convertible Preferred Stock does not have a maturity date.

The Holders of the Convertible Preferred Stock will have a right to effect an optional conversion of all or any whole number of shares of the Convertible Preferred Stock at any time and from time to time. The Company will have a right to effect a mandatory conversion of the Convertible Preferred Stock after the third anniversary of the issuance date if the Last Reported Sale Price (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of Common Stock exceeds 130% of the Conversion Price, as defined, on each of at least five (5) trading days (whether or not consecutive) during the fifteen consecutive trading days ending on, and including, the trading day immediately before the mandatory conversion notice date for such mandatory conversion. The number of shares of Common Stock issuable upon conversion will be equal to the liquidation preference, including accumulated and unpaid dividends, divided by the Conversion Price, as defined. The Conversion Price is determined by dividing $1,000 by the Conversion Rate, as defined, which is initially 100 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. The Conversion Rate will be adjusted for certain customary events, including (but not limited to) stock dividends, stock splits or combinations, tender offers or exchange offers and, additionally, for Fundamental Changes, as defined, to include (but are not limited to) a change in control of the Company, disposition of substantially all assets of the Company, the Company’s Common Stock holders approve a plan of liquidation or dissolution or the Company’s Common Stock cease to be listed on the Nasdaq Capital Market. A Fundamental Change will adjust the Conversion Rate based on the date of the Fundamental Change and the Stock Price, as defined, on such date. The Conversion rate will not exceed 125 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. If any Convertible Preferred Stock is to be converted pursuant to a Holder’s optional conversion, the Company will have the option to settle such conversion in cash, as defined.

No dividends were paid and $45,000 cumulative dividends were accumulated during the three months ended March 31, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMON STOCK

TeraWulf’s Certificate of Incorporation provides for authorized shares of 225,000,000, divided into (a) 200,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 25,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of March 31, 2022.

In February 2022, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the Agents, acting as agent or principal, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). Under the Sales Agreement, the Agents are entitled to 3% of gross proceeds from sales of Common Stock under the ATM Sales Agreement. The Company is not obligated to sell any Shares under the ATM Sales Agreement. Subject to the terms and conditions of the ATM Sales Agreement, the Agents will use commercially reasonable efforts, consistent with their normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. During the three months ended March 31, 2022, the Company sold 559,622 shares of Common Stock for net proceeds of $4.7 million. The issuance and sale of the Shares by the Company under the ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated February 11, 2022.

In March 2022, the Company concluded a private placement of 271,447 of unregistered Common Stock for proceeds of $2.1 million to an entity controlled by a member of Company management (the “Subscriber”).  The Subscriber shall be entitled to customary registration rights as may be reasonably agreed between the Subscriber and the Company.  No dividends were declared for the three months ended March 31, 2022 or the period February 8, 2021 (date of inception) to March 31, 2021.

NOTE 14 – STOCK BASED COMPENSATION

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to build out and operate certain bitcoin mining facilities anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company has agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the three months ended March 31, 2022, the Company paid Beowulf E&D $1.5 million under the Services Agreement. Selling, general and administrative – related party in the consolidated statement of operations includes $1.1 million for the three months ended March 31, 2022 related to the base fee and reimbursement of costs and expenses. As of March 31, 2022, $583,000 is included in both prepaid expenses and in accounts payable, $1.2 million is included in amounts due to related parties in the consolidated balance sheet. During the three months ended March 31, 2022, $1.1 million was capitalized to property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2021, $583,000 is included in prepaid expenses, $647,000 is included in amounts due from related parties and $1.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

The Services Agreement provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. However, no awards have been issued as of the date these consolidated financial statements were available for issuance. As of March 31, 2022, $12.5 million is included in share based liabilities due to related party in the consolidated balance sheets. Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2022, which is also the date these consolidated financial statements were available to be issued, and has determined that the following subsequent events require disclosure.

In April 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), pursuant to which the Company issued and sold to the Underwriter an aggregate of 2,985,966 shares of the Company’s Common Stock, par value $0.001 per share (the “April Shares”), for gross proceeds of approximately $20.6 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, the Company granted to the Underwriter an option to purchase up to an additional 447,894 shares of its Common Stock (the “Option Shares”). The issuance and sale of the April Shares by the Company under the Underwriting Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 11, 2022.

In April 2022, the Company concluded a private placement of 634,517 of unregistered Common Stock for proceeds of $5.0 million to an entity controlled by a member of Company management and to certain other significant stockholders.   In April 2022, the Company also sold, pursuant to the ATM Sales Agreement, 181,481 shares of Common Stock for net proceeds of $1.5 million.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the ATM Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. The Company will pay the April ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Consolidated Financial Statements. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements. See “Forward-Looking Statements.”

General

TeraWulf is a digital asset technology company with a core business of sustainable bitcoin mining. The Company is actively developing and constructing, consistent with its sustainable energy mandate, two bitcoin mining facility sites, the Lake Mariner Facility and the Nautilus Cryptomine Facility, in the States of New York and Pennsylvania, respectively. TeraWulf will own and operate its bitcoin mining facility sites and expects to consume over 90% zero-carbon energy, with a target of achieving 100%.

Lake Mariner Facility — Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with NYPA with the potential to expand into an additional 410 MW of energy supply. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022.

Nautilus Cryptomine Facility — The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen. The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility is located “behind the meter” and not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. At the time of this Quarterly Report, the Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy. TeraWulf plans to begin installation of ASICs at the Nautilus Cryptomine Facility in the third quarter of 2022.

TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its bitcoin mining facility sites. Incremental revenues may be generated through the hedging and sale of mined bitcoin and the commercial optimization of TeraWulf’s power supply. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company holds an option to purchase the hosted miners in the future at a discounted purchase price.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held.  The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined.. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date.  The fair value of the aggregate consideration paid for IKONICS was $66.3 million, which includes (i) cash consideration of $13.7 million ($10.3 million net of cash acquired), (ii) equity consideration of $40.6 million and contingent consideration (related to the CVRs) of $12.0 million.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in Fiscal Year

Upon the closing of its business combination with IKONICS, the Company assumed the fiscal year end of December 31. Previously, the Company’s fiscal year ended on March 31.

Results of Operations

Since the Company’s inception on February 8, 2021, the Company’s primary activities have been focused on capital acquisition, merger negotiation and consummation, joint venture negotiation and participation, miner procurement, electricity procurement, construction commencement and management, commencement of mining operations, public company readiness and general corporate activities. The Company’s plan of operation for the next twelve months is to continue to develop its initial bitcoin mining facilities, both wholly owned and owned through the Nautilus Joint Venture.

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the newly acquired IKONICS business as held for sale and discontinued operations as of and for the three months ended March 31, 2022.

Revenues

Revenue increased to $217,000 during the three months ended March 31, 2022 as compared to $0 during the period February 8, 2021 (date of inception) to March 31, 2021 due to the commencement of mining activities at the Lake Mariner Facility in March 2022.

Costs and Expenses

Operating expenses (including related party expenses) during the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $542,000 (including $62,000 related party expenses) and $853,000 (all related party expenses), respectively. The decrease of $311,000 is a result of the period February 8, 2021 (date of inception) to March 31, 2021 including certain development expenses, including services and third-party costs for transmission consulting, engineering consulting, transmission impact study, electricity procurement and site development.

Selling, general and administrative expenses during the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $8.8 million (including $2.8 million related party expenses) and $0.8 million (including $0.6 million related party expenses), respectively. The increase of $8.0 million is primarily a result of the scope of Company operations whereby the Company was a public company significantly engaged in an infrastructure buildout and commencement of mining activities during the three months ended March 31, 2022 as opposed to a newly formed private company with limited operations for the period February 8, 2021 (date of inception) to March 31, 2021. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, insurance and general corporate expenses. Professional fees include fixed and passthrough expenses under the administrative and infrastructure services agreement amounting to $2.8 million for the three months ended March 31, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $5.3 million and $0, respectively. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $123.5 million, which was closed on December 1, 2021 (the “Term Loan”). The Term Loan bears an interest rate of 11.5%, which interest payments are due quarterly in arrears. Of the $5.3 million of interest expense reported in the statement of operations for the three months ended March 31, 2022, approximately $2.5 million of the interest expense relates to amortization of debt issuance costs and debt discount related to debt issuance costs, an upfront fee, and the fair value of equity issued to the Term Loan investors in conjunction with the Term Loan. During the three months ended March 31, 2022, the Company capitalized $760,000 and $482,000 of interest costs to property, plant and equipment, net and equity in net assts of investee, respectively, in the consolidated balance sheet as of March 31, 2022.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $788,000 and $0, respectively. The $788,000 for the three months ended March 31, 2022 reflects TeraWulf’s 50% share of losses of Nautilus, which had not commenced principal operations during the three months ended March 31, 2022.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021 totaled $2.9 million and $0, respectively. In conjunction with the IKONICS’ business classification as held for sale upon acquisition, the Company has reported the IKONICS business as discontinued operations in the consolidated financial statements. The total loss from discontinued operations reported is comprised primarily of an impairment loss on discontinued operations of $3.9 million to write down the related carrying amounts of IKONICS to their fair values less estimated cost to sell, offset by a remeasurement gain of $1.4 million on the CVRs, which represents the contingent consideration purchase price component of the IKONICS acquisition.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash and cash equivalents of $3.6 million, working capital deficiency, including current assets and current liabilities held for sale, of $27.0 million, total stockholders’ equity of $121.0 million and an accumulated deficit of $114.0 million. The Company incurred a net loss of $18.2 million for the three months ended March 31, 2022, including a net impairment charge (net of the CVR remeasurement gain) of $2.5 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations. The principal uses of cash are for deposits on miners, the buildout of mining facilities, general

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporate activities and investments in Nautilus joint venture related to the miner deposits, mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Three Months Ended	Period February 8, 2021 (date of inception) to
	March 31,	March 31,
	2022	2021
Cash provided by (used in):
Operating activities:
Continuing operations	$(21,459)	$—
Discontinued operations	(50)	—
Total operating activities	(21,509)	—
Investing activities	(40,560)	(23,700)
Financing activities	19,200	30,000
Net change in cash and cash equivalents and restricted cash	$(42,869)	$6,300

Cash used in operating activities for continuing operations was $21.5 million and $0 for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. For the three months ended March 31, 2022, cash used in operations results from a net loss of $18.2 million less non-cash expenses, net of $6.2 million and adjusted for changes in certain asset and liability balances. The non-cash expenses were primarily comprised of (i) $2.9 million of loss from discontinued operations, net of tax related to IKONICS business, which is classified as held for sale at March 31, 2022, (ii) $0.8 million related to the Company’s equity in net loss, net of tax of Nautilus and (iii) $2.5 million related to amortization of debt issuance cost and accretion of debt discount. The changes in certain assets and liabilities were primarily comprised of a net decrease in current liabilities (which includes accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties) of $4.5 million and a net increase in current assets (which includes digital currency, prepaid expenses, amounts due from related parties and other current assets) of $4.1 million.

Cash used in investing activities for continuing operations was $40.6 million and $23.7 for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. Deposits on miners comprised $12.1 million and $23.7 million (subsequently contributed to Nautilus) for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. For the three months ended March 31, 2022, the Company additionally invested (i) $9.4 million in the buildout of mining facilities and (ii) $19.1 million (investments in joint venture of $30.5 million net of reimbursement from joint venture partner of $11.4 million) in Nautilus related primarily to the joint venture’s miner deposits and mining facility buildout. The Company has significant future obligations related to miner deposits and also has commitments under the Talen Joint Venture Agreement. See “—Contractual Obligations and Other Commitments.”

Cash provided by financing activities for continuing operations was $19.2 million and $30.0 for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. Proceeds from the issuance of Common Stock, net of issuance costs, were $6.8 million and $30.0 million for the three months ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, respectively. In addition, for the three months ended March 31, 2022, the Company issued shares of Series A Preferred stock for proceeds, net of issuance costs, of $9.3 million and received proceeds, net of principal payments, of notes payable for insurance premium financing of $3.1 million.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Obligations and Other Commitments

The Company has purchase obligations under miner purchase agreements and commitments under the Talen Joint Venture Agreement as of March 31, 2022, as follows (in thousands):

					Remaining
			Contractual		Contractual
Counterparty	Agreement Description	Agreement Date	Amount	Paid	Amount
Bitmain Technologies Limited	Miner Purchase Agreement (1)	December 7, 2021	$32,550	$13,352	$19,198
Bitmain Technologies Limited	Miner Purchase Agreement (1)	December 15, 2021	$169,050	$69,335	$99,715
Nautilus Cryptomine LLC	Joint Venture Agreement (2)	May 13, 2021	$156,000	$125,372	$30,628
(1)

Pursuant to the December Bitmain Agreements, the Company has the option to purchase or decline to purchase any batch of miners comprising a monthly shipment upon Bitmain’s notification of the actual price under the agreements one month prior to shipment, so long as it has been determined that the Company is in compliance with the terms of the agreements. In the event the Company declines to purchase any monthly scheduled batch, the remaining balance prepaid for such batch is to be refunded to the Company pursuant to the terms of the agreements. As of March 31, 2022, the potential refund amount would be up to $82.7 million based on payments then made and the portion of the remaining contractual amounts the Company would not be obligated to pay in the event the Company declines to purchase any monthly scheduled batch is up to $60.5 million, in each case so long as it has been determined that the Company is in compliance with the terms of the agreements.

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

On December 7, 2021, the Company entered into the Second Bitmain Agreement. The Second Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date the consolidated financial statements for the quarter ended March 31, 2022 were available to be issued. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid an initial deposit of approximately $11.4 million in 2021 and $2.0 million during the three months ended March 31, 2022. The balance of payments due under the Second Bitmain Purchase Agreement, an amount of $19.2 million, are scheduled to be paid in unequal monthly installments through November 2022.

On December 15, 2021, the Company entered into the Third Bitmain Agreement. The Third Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date the consolidated financial statements for the quarter ended March 31, 2022 were available to be issued. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid an initial deposit of approximately $59.2 million in 2021 and $10.1 million during the three months ended March 31, 2022. The balance of payments due under the Third Bitmain Purchase Agreement, an amount of $99.7 million, are scheduled to be paid in unequal monthly installments through November 2022.

Pursuant to the terms of the Talen Joint Venture Agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Talen Joint Venture Agreement. The aforementioned contributions were based on an initial development budget formed on assumptions and inputs available at the time the joint venture was formed and are subject to change. These contributions are now expected to be contributed by the fourth quarter of 2022, as agreed to by the members.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Condition; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations. In accordance with its plan to develop its bitcoin mining facilities, during the three months ended March 31, 2022, the Company paid approximately $12.1 million as deposits on miners, and has significant future obligations related to these miner purchase agreements. Also, during the three months ended March 31, 2022, the Company invested $19.1 million, net in its joint venture and has additional commitments under its joint venture agreement. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities or through the provision miner hosting services. During the three months ended March 31, 2022 and as discussed below, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”).  However, there can be no assurance that the ATM Offering or any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

ATM Offering. On February 11, 2022, in order to facilitate additional capital acquisition, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (each, individually, an “Agent” and, collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). The Company is not obligated to sell any Shares under the Sales Agreement. As of May 13, 2022, the Company sold 741,103 shares of Common Stock for net proceeds of approximately $6.1 million under the ATM Offering. In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. Subject to the terms and conditions of the April ATM Sales Agreement, the Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. The Company will pay the Agents a commission equal to 3.0% of the gross sales price from each sale of Shares and provide the Agents with customary indemnification and contribution rights. The April ATM Sales Agreement may be terminated by the Agents or the Company at any time upon five (5) days’ notice to the other party. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. The 2022 Registration Statement provides that the Company may offer and sell from time to time shares of its Common Stock, shares of its preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts or units, or any combination thereof, in one or more offerings in amounts, at prices and on terms that it determines at the time of the offering, with an aggregate initial offering price of up to $500.0 million (or its equivalent in foreign currencies, currency units or composite currencies).

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Combinations

The Company includes the results of operations of the businesses that it acquires as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in current liabilities in the Company’s consolidated balance sheets. During the three months ended March 31, 2022, the Company recorded a $1.4 million remeasurement gain on the CVR contingent consideration, which is recorded in loss from discontinued operations, net in the consolidated statement of operations.

While the Company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets acquired include; future expected cash flows, estimated market royalty rates, customer attrition rates, cost of developed technology and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a measure of sensitivity, at March 31, 2022 a change in estimated net fair value of acquired assets and assumed liabilities of IKONICS of 10% would result in a change of $1.4 million to the impairment on held-for-sale classification included in loss from discontinued operations, net in the consolidated statement of operations for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company recorded a $3.9 million impairment loss on the long-lived assets of IKONICS held for sale, which is recorded in loss from discontinued operations, net in the consolidated statement of operations.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held for Sale and Discontinued Operations Classification

The Company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value. As a measure of sensitivity, the classification of the IKONICS business as held-for-sale resulted in a $48.9 million impairment charge included in loss from discontinued operations, net in the consolidated statement of operations in 2021. If held-for-sale classification accounting had not been applied, the acquired goodwill would have been evaluated for impairment with an alternate potential impairment charge applied.

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide this information.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:

●	Recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and
●	Accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, TeraWulf may be involved in various legal and administrative proceedings, lawsuits and claims incidental to the conduct of its business. Some of these proceedings, lawsuits or claims may be material and involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines, penalties, non-monetary sanctions or relief. TeraWulf recognizes provisions for claims or pending litigation when it determines that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. TeraWulf was not subject to any material pending legal and administrative proceedings, lawsuits or claims during the period covered by this Quarterly Report. TeraWulf’s business and operations are also subject to extensive regulation, which may result in regulatory proceedings against TeraWulf.

ITEM 1A.	Risk Factors

Our business faces many risks. Before deciding whether to invest in our Common Stock, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2022, Lucky Liefern LLC, an entity owned and controlled by Paul B. Prager, bought 271,447 shares of our Common Stock at a price of $7.81 per share for an aggregate offering price of approximately $2.12 million. The shares were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5. Other Information.

On May 16, 2022, the Company appointed Patrick A. Fleury, age 44, as Chief Financial Officer of the Company, effective immediately (the “Effective Date”), replacing Kenneth J. Deane, who is currently serving as Chief Financial Officer of the Company. Mr. Deane will remain with the Company and continue to serve as the Company’s Chief Accounting Officer and Treasurer, as of the Effective Date. The biographical information and business experience of Mr. Deane are included in the Company’s proxy statement for the annual meeting of stockholders to be held on June 22, 2022, filed with the SEC on May 2, 2022, and are incorporated herein by reference.

Previously, Mr. Fleury was a Managing Director and Senior Research Analyst at NovaWulf Digital Management, LP (“NovaWulf”) from January 2022 to present. Prior to NovaWulf, Mr. Fleury was a founding member of the credit team at Platinum Equity Advisors (“Platinum”), responsible for public and private credit investments in high yield, distressed and special situations. Prior to joining Platinum in June 2019, Mr. Fleury was at Nokota Management LP (“Nokota”) from September 2016 to May 2019, where he was responsible for public and private distressed, high yield and equity investments. Prior to joining Nokota, Mr. Fleury was a Managing Director at Blackstone’s global credit platform, GSO Capital Partners, where he led credit investments in operationally and financially challenged situations. Before joining Blackstone/GSO, Mr. Fleury held roles of increasing responsibility at Satellite Asset Management and Jefferies & Company, Inc. Mr. Fleury began his career in the Global Energy & Power Investment Banking Group at Banc of America Securities, LLC. Mr. Fleury received a BA, magna cum laude, in Economics and Government & Legal Studies from Bowdoin College.

In connection with his appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Fleury on May 16, 2022 (the “Fleury Employment Agreement”), which will become effective on the Effective Date, and provides for a term of three years. Pursuant to the Fleury Employment Agreement, Mr. Fleury will receive an annual base salary of $350,000, will be eligible to receive a performance-based annual bonus with a target opportunity equal to 50% of his annual base salary, and will be eligible to participate in the benefit plans of the Company that are made generally available to similarly situated employees of the Company. The Fleury Employment Agreement contains customary non-competition, non-solicitation and confidentiality covenants.

As an inducement to his commencement of employment as Chief Financial Officer of the Company, the Board, upon the recommendation of the compensation committee of the Board (the “Compensation Committee”), executed with Mr. Fleury that certain Inducement Grant Restricted Stock Unit Award Agreement, as of the Effective Date (the “Fleury RSU Agreement”), which provided for the grant to Mr. Fleury of an equity award of 1,000,000 restricted stock units (“RSUs”). Twenty-five percent (25%) of the RSUs will vest upon each of the first two anniversaries of the date of grant and the remaining fifty percent (50%) of the RSUs will vest upon the third anniversary of the date of the grant, subject to Mr. Fleury’s continued employment or service with the Company through each such date (the “Inducement Award”). The Inducement Award was granted as an “employment inducement grant” within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules and was therefore not awarded under the Company’s stockholder approved equity plan.

Pursuant to the terms of the Fleury Employment Agreement, if Mr. Fleury’s employment is terminated by the Company without “cause” or by Mr. Fleury for “good reason” (each as defined in the Fleury Employment Agreement), other than as a result of his death or disability, Mr. Fleury will be entitled to receive the following severance benefits: (i) a lump-sum cash payment payable on the 60th calendar day following the termination date in an aggregate amount equal to the annual base salary that would have been paid to Mr. Fleury during the 12-month period (the “severance period”) following the termination date; (ii) continued coverage during the severance period (or until such Mr. Fleury becomes eligible for comparable coverage under the medical health plans of a successor employer, if earlier) for Mr. Fleury and any eligible dependents under all of the Company’s health and welfare plans in which Mr. Fleury and any eligible dependents participated immediately prior to the termination date, subject to any active-employee cost-sharing or similar provisions in effect for Mr. Fleury thereunder as of immediately prior to the termination date; (iii) a prorated portion of the annual bonus payable with respect to the fiscal year in which such termination occurs determined on a daily basis, based on target level of achievement of the applicable performance goals for such year, payable on the 60th calendar day following the termination date; (iv) any previously earned annual bonus payable to Mr. Fleury for any fiscal year completed on or before the termination date that has not been paid to Mr. Fleury as of the termination date, payable on the 60th calendar day following the termination date; and (v) all outstanding equity awards then-held by Mr. Fleury will be treated in accordance with the terms of the applicable equity plan and award agreements; provided, however, that, with respect to awards that vest (x) solely based on continued service with TeraWulf, excluding the Inducement Award, such award will vest in any tranche scheduled to vest in accordance with the applicable award agreement during the severance period and (y) based on the achievement of performance criteria, based on the actual achievement of such performance criteria that occurs during the severance period.

If Mr. Fleury’s employment is terminated by the Company due to Mr. Fleury’s death or disability, subject to Mr. Fleury’s (or his estate’s) execution of an effective general release of claims and continued compliance with non-competition, non-solicitation and other restrictive covenants applicable to Mr. Fleury pursuant to such Mr. Fleury’s restrictive covenant agreement entered into contemporaneously with the Fleury Employment Agreement (the “Fleury Restrictive Covenant Agreement”), the Company will pay or provide Mr. Fleury (or his estate) with the following severance benefits: (i) a prorated portion of the annual bonus payable with respect to the fiscal year in which such termination occurs determined on a daily basis, based on target level of achievement of the applicable performance goals for such year, payable on the 60th calendar day following the termination date; and (ii) any previously earned annual bonus payable to Mr. Fleury for any fiscal year completed on or before the termination date that has not been paid to Mr. Fleury as of the termination date, payable on the 60th calendar day following the termination date.

Contemporaneously with the entry into his employment agreement, Mr. Fleury also entered into a restrictive covenant agreement by which he is bound by certain restrictive covenants during employment and for a specified period thereafter, including non-competition (6 months post-employment; provided that such period increases to 12 months post-employment if Mr. Fleury’s employment is terminated by TeraWulf for cause), non-solicitation (18 months post-employment), non-disparagement (indefinite) and confidentiality (indefinite).

In connection with his appointment as Chief Accounting Officer, Mr. Deane entered into a letter agreement (the “Deane Employment Agreement Amendment”) which amended his employment letter agreement, dated November 4, 2021, with the Company (the “Deane Employment Agreement”) and which is filed as Exhibit 10.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Deane Employment Agreement Amendment amended Mr. Deane’s position, authority, duties and responsibilities such that Mr. Deane will be employed in the position of Chief Accounting Officer and Treasurer of the Company, following his voluntary resignation from his position as Chief Financial Officer as of the Effective Date.

In connection with his appointment as Chief Accounting Officer, the Compensation Committee granted Mr. Deane an equity award of 300,000 restricted stock units, one-third (1/3rd) of which will vest upon each of the first three anniversaries of the date of grant, generally subject to Mr. Deane’s continued employment or service with the Company through each such date (the “Award”). If Mr. Deane’s employment is terminated by the Company without cause, he resigns for good reason or his employment is terminated by the Company due to his death or disability, then any unvested restricted stock units outstanding under the Award will vest in full as of the date of such termination. The Award is granted pursuant to the Company’s 2021 Omnibus Incentive Plan and an award agreement issued thereunder (the “Deane RSU Agreement”).

There are no family relationships between Mr. Fleury or Mr. Deane and any of the officers or directors of the Company, and there are no related party transactions with Mr. Fleury or Mr. Deane that are reportable under Item 404(a) of Regulation S-K.

The foregoing descriptions of the Fleury Employment Agreement, the Fleury Restrictive Covenant Agreement, the Fleury RSU Agreement, the Deane Employment Agreement Amendment and the Deane RSU Agreement do not purport to be complete, and are qualified in their entirety by reference to the full text of the Fleury Employment Agreement, the Fleury Restrictive Covenant Agreement, the Fleury RSU Agreement, the Deane Employment Agreement Amendment and the Deane RSU Agreement, respectively, which are filed as exhibits 10.25, 10.26, 10.27, 10.28 and 10.29 hereto, respectively, and each of which is incorporated herein by reference.

PART IV

ITEM 6.	Exhibits, Financial Statement Schedules
Exhibit Number	Description

(3.1)	Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of December 13, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K12B filed with the SEC on December 13, 2021).

(3.2)	Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of Form 8-K12B filed with the SEC on December 13, 2021).

(3.3)	TeraWulf Inc. Series A Convertible Preferred Certificate of Designations (incorporated by reference to Exhibit 3.1 of Form 8-K/A filed with the SEC on March 17, 2022).

(10.1)

At Market Issuance Sales Agreement, dated as of February 11, 2022, by and between TeraWulf Inc. and B. Riley Securities, Inc. and D.A. Davidson & Co (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on February 11, 2022).

10.2*	Employment Letter Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury.

10.3*	Restrictive Covenant Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury.

10.4*	Inducement Award Restricted Stock Unit Award Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury.

10.5*

Amendment, dated as of May 16, 2022, to that certain Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.10 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

10.6*	Restricted Stock Unit Award Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Kenneth J. Deane.

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

101

Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period February 8, 2021 (date of inception) to March 31, 2021, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.
*	Executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC. (Registrant)

May 16, 2022	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Financial Officer and Treasurer (Principal Financial Officer)