Form 10-Q
period 2022-06-30
TERAWULF INC.
filed 2022-08-16
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 106,700,273 shares of Common Stock outstanding as of August 15, 2022.

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

PART I: FINANCIAL INFORMATION
ITEM 1.Financial Statements

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

(In thousands, except number of shares and par value)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$921	$43,448
Restricted cash	1	3,007
Digital currency, net	651	—
Prepaid expenses	4,358	1,494
Amounts due from related parties	—	647
Other current assets	446	108
Current assets held for sale	15,196	19,348
Total current assets	21,573	68,052
Equity in net assets of investee	140,073	104,280
Property, plant and equipment, net	154,096	91,446
Right-of-use asset	983	1,024
Other assets	2,411	109
TOTAL ASSETS	$319,136	$264,911

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,407	$11,791
Accrued construction liabilities	3,315	3,892
Other accrued liabilities	6,374	3,771
Share based liabilities due to related party	12,500	12,500
Other amounts due to related parties	1,042	60
Contingent value rights	10,594	12,000
Current portion of operating lease liability	91	88
Insurance premium financing payable	1,579	—
Miner exchange liability	15,997	—
Convertible promissory note	14,693	—
Current portion of long-term debt	15,437	—
Current liabilities held for sale	2,494	1,755
Total current liabilities	97,523	45,857
Operating lease liability, net of current portion	947	992
Deferred tax liabilities, net	256	256
Long-term debt	85,393	94,627
TOTAL LIABILITIES	184,119	141,732

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 25,000,000 authorized at June 30, 2022 and December 31, 2021; 9,556 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9,557	—
Common stock, $0.001 par value, 200,000,000 authorized at June 30, 2022 and December 31, 2021; 104,969,199 and 99,976,253 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	105	100
Additional paid-in capital	253,174	218,762
Accumulated deficit	(127,819)	(95,683)
Total stockholders' equity	135,017	123,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$319,136	$264,911

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021, THE SIX MONTHS ENDED JUNE 30, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO JUNE 30, 2021

(In thousands, except number of shares and loss per common share)

	Three Months Ended		Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,		June 30,	June 30,
	2022	2021	2022	2021

Revenue	$1,385	$—	$1,602	$—
Cost of revenue (exclusive of depreciation shown below)	591	—	623	—
Gross profit	794	—	979	—

Cost of operations:
Operating expenses	948	93	1,428	93
Operating expenses - related party	147	22	209	875
Selling, general and administrative expenses	4,334	2,538	10,319	2,784
Selling, general and administrative expenses - related party	2,423	1,614	5,239	2,191
Depreciation	200	—	204	—
Impairment of digital currency	558	—	563	—
Total cost of operations	8,610	4,267	17,962	5,943

Operating loss	(7,816)	(4,267)	(16,983)	(5,943)
Interest expense	(4,139)	—	(9,461)	—
Loss before income tax and equity in net loss of investee	(11,955)	(4,267)	(26,444)	(5,943)
Income tax benefit	—	—	—	—
Equity in net loss of investee, net of tax	(1,084)	(140)	(1,872)	(140)
Loss from continuing operations	(13,039)	(4,407)	(28,316)	(6,083)
Loss from discontinued operations, net of tax	(630)	—	(3,536)	—
Net loss	(13,669)	(4,407)	(31,852)	(6,083)
Preferred stock dividends	(239)	—	(284)	—
Net loss attributable to common stockholders	$(13,908)	$(4,407)	$(32,136)	$(6,083)

Loss per common share:
Continuing operations	$(0.13)	$(0.05)	$(0.28)	$(0.08)
Discontinued operations	(0.01)	-	(0.03)	-
Basic and diluted	$(0.14)	$(0.05)	$(0.31)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	104,119,328	89,328,574	102,131,393	78,234,340

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO JUNE 30, 2021

(In thousands, except number of shares)

	Redeemable Convertible
	Preferred Stock (1)		Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of December 31, 2021	—	$—	—	$—	99,976,253	$100	$218,762	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	—	—	9,566	9,273	—	—	—	—	9,273
Stock-based compensation expense	—	—	—	—	—	—	482	—	482
Issuance of common stock, net of issuance costs	—	—	—	—	4,992,946	5	33,930	—	33,935
Preferred stock dividends	—	—	—	284	—	—	—	(284)	—
Net loss	—	—	—	—	—	—	—	(31,852)	(31,852)
Balances as of June 30, 2022	—	$—	9,566	$9,557	104,969,199	$105	$253,174	$(127,819)	$135,017

	Redeemable Convertible
	Preferred Stock (1)		Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of February 8, 2021	—	—	—	$—	—	$—	$—	$—	$—
Issuance of Series A Preferred Stock, net of issuance costs	2,000,000	49,315
Issuance of common stock, net of issuance costs	—	—	—	—	50,000,000	50	29,892	—	29,942
Net loss	—	—	—	—	—	—	—	(6,083)	(6,083)
Balances as of June 30, 2021	2,000,000	$49,315	—	$—	50,000,000	$50	$29,892	$(6,083)	$23,859

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO JUNE 30, 2021

(In thousands)

	Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,852)	$(6,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs and accretion of debt discount	4,435	—
Stock-based compensation expense	482	—
Depreciation	204	—
Increase in digital currency from mining	(1,214)	—
Impairment of digital currency	563	—
Equity in net loss of investee, net of tax	1,872	140
Loss from operations of discontinued operations, net of tax	3,536	—
Changes in operating assets and liabilities:		—
Increase in prepaid expenses	(2,864)	(1,933)
Decrease (increase) in amounts due from related parties	647	(272)
Increase in other current assets	(344)	(11)
Decrease in right-of-use asset	41	12
Increase in other assets	(951)	—
(Decrease) increase in accounts payable	(2,486)	1,510
Decrease in accrued construction liabilities	(3,892)	—
Increase in other accrued liabilities	1,162	1,880
Increase in other amounts due to related parties	982	32
(Decrease) increase in operating lease liability	(42)	9
Net cash used in operating activities from continuing operations	(29,721)	(4,716)
Net cash used in operating activities from discontinued operations	(45)	—
Net cash used in operating activities	(29,766)	(4,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(36,367)	(30,390)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	(11,622)	(29,640)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	11,540	29,640
Reimbursement from joint venture partner for deposits on plant and equipment contibuted to the joint venture	—	11,850
Purchase of and deposits on plant and equipment	(39,238)	(25,023)
Net cash used in investing activities	(75,687)	(43,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from insurance premium financing	4,706	—
Principal payments on insurance premium financing	(3,127)	—
Proceeds from issuance of common stock, net of issuance costs paid of $142 and $0	34,075	30,000
Proceeds from issuance of preferred stock	9,566	50,000
Proceeds from issuance of convertible promissory note	14,700	—
Net cash provided by financing activities	59,920	80,000

Net change in cash and cash equivalents and restricted cash	(45,533)	31,721
Cash and cash equivalents and restricted cash at beginning of period	46,455	—
Cash and cash equivalents and restricted cash at end of period	$922	$31,721

Cash paid during the period for:
Interest	$4,946	$—
Income taxes	$—	$—

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

TeraWulf’s planned principal operations consist of developing, constructing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. TeraWulf has commenced mining at one bitcoin mining facility and expects to operate a portfolio of bitcoin mining facilities, either wholly-owned or through joint ventures, that each deploy a series of powerful computers that solve complex cryptographic algorithms to mine bitcoin and validate transactions on the bitcoin network. Substantially all of TeraWulf’s revenue will be derived from two primary sources: earning bitcoin rewards and transaction fees for validating transactions. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company holds an option to purchase the hosted miners in the future at a discounted purchase price. Accordingly, the hosting agreements, including existing executed agreements, may include Company options to purchase the hosted mining equipment. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently.

TeraWulf’s two bitcoin mining facilities are in New York and Pennsylvania and remain under construction as of June 30, 2022. Mining operations commenced at the New York facility during the three months ended March 31, 2022. The Pennsylvania bitcoin mining facility is being developed and constructed through a joint venture (see Note 11). The Company’s New York bitcoin mining facility is wholly-owned.

In May 2021, TeraWulf created three wholly-owned subsidiaries to facilitate ownership of bitcoin mining facilities or joint venture interests related thereto. Lake Mariner Data LLC and Kyalami Data LLC are subsidiaries involved in developing wholly-owned bitcoin mining facilities in New York. As of the date these consolidated financial statements were available to be issued, Kayalami Data LLC was inactive. TeraWulf (Thales) LLC (“Thales”) is a subsidiary holding interests in a joint venture involved in developing bitcoin mining facilities in Pennsylvania (see Note 11).

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

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss attributable to common stockholders of $32.1 million, including a net impairment charge (net of a contingent consideration remeasurement gain) of $3.5 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business (see Notes 3 and 4), and negative cash flows from operations of $29.8 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had balances of cash and cash equivalents of $0.9 million, a working capital deficiency of $76.0 million, total stockholders’ equity of $135.0 million and an accumulated deficit of $127.8 million. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with development of its bitcoin mining facilities, during the six months ended June 30, 2022, the Company invested approximately $39.2 million for purchases and deposits on plant and equipment, including deposits on miners under miner purchase agreements for which the Company has significant future obligations as detailed in Note 12. Also, during the six months ended June 30, 2022, the Company invested $36.4 million, net in its joint venture and has commitments under its joint venture agreement as detailed in Note 11. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities or through the provision of miner hosting services. During the six months ended June 30, 2022, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). During the six months ended June 30, 2022, the Company issued Common Stock, including under the ATM Offering, for net cash proceeds of $34.1 million, preferred stock for net cash proceeds of $9.6 million and a convertible promissory note for net cash proceeds of $14.7 million. See Notes 13 and 10. Subsequent to June 30, 2022, the Company issued Common Stock under the ATM Offering for gross proceeds of $2.5 million and amended its long-term debt agreement to provide incremental gross proceeds of $15.0 million and an additional commitment from the lenders to fund $35.0 million of additional incremental debt, subject to certain conditions. See Note 17. There can be no assurance that the ATM Offering will provide sufficient capital or that any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of goodwill and held for sale assets, the fair value of equity securities issued as a component of a debt offering, the fair value of stock-based compensation, the fair value of assets received in non-monetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, recoverability of deferred tax assets and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,	June 30,
	2022	2021
Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$—	$1,076
Contribution of deposits on plant and equipment to joint venture	$—	$11,850
Deferred financing costs in accrued liabilities	$1,351	$400
Common stock issuance costs in accounts payable	$140	$—
Preferred stock issuance costs in other accrued liabilities or accounts payable	$293	$185
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$7,625	$—
Investment in joint venture in other accrued liabilities and long-term debt	$1,298	$—
Increase to preferred stock liquidation preference from accumulating dividends	$284	$—
Convertible promissory note deferred issuance costs in accounts payable	$104	$—

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company maintains cash and cash equivalent balances primarily at one financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at this institution are insured, up to $250,000, by the FDIC. As of June 30, 2022, the Company’s bank balances exceeded the FDIC insurance limit in an amount of $0.2 million. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $0.9 million and $43.4 million, respectively.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The restricted cash included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 is restricted as to use due to being held as a construction escrow by a third-party escrow agent.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$921	$43,448
Restricted cash	1	3,007
Cash and cash equivalents and restricted cash	$922	$46,455

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment, 4 years for mining equipment and 25 years for electrical equipment). Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment includes deposits, amounting to approximately $82.7 million and $70.6 as of June 30, 2022 and December 31, 2021, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2022 and December 31, 2021, the Company is not a counterparty to any finance leases.

Convertible Instruments

The Company accounts for its issuance of debt and equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement to determine if any such feature is a derivative in accordance with Financial Accounting Standards Board (“FASB”) ASC No. 815 “ Derivatives and Hedging Activities” (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a convertible promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Nonmonetary Transactions

The Company accounts for goods received in nonmonetary transactions at fair value unless the underlying exchange transaction lacks commercial substance or the fair value of the assets received or relinquished is not reasonably determinable, in which case the nonmonetary exchange would be measured based on the recorded amount of the nonmonetary asset relinquished.

Stock Issuance Costs

Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuances, including under shelf registration statements, are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.

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

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations. Upon a business’ classification as held for sale, net assets are measured for impairment. An impairment loss is recorded for goodwill when a reporting unit’s goodwill carrying value exceeds its implied fair value. An impairment loss is recorded for long-lived assets held for sale when the carrying amount of the asset exceeds its fair value less cost to sell. Other assets and liabilities are generally measured for impairment by comparing their carrying values to their respective fair values. A long-lived asset shall not be depreciated or amortized while it is classified as held for sale.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue under the FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mining pools

The Company has entered into an arrangement with a cryptocurrency mining pool to provide computing power to the mining pool. The arrangement is terminable at any time by either party and our enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power to the pool, the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined using the Company’s computing power, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation regardless of whether the pool operator successfully records a block to the bitcoin blockchain. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of contract inception.

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

The Company provides miner hosting services to customers. Hosting revenue is recognized in accordance with ASC 606 over the period of service. The Company recorded miner hosting revenue of approximately $0.4 million during the six months ended June 30, 2022.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the consolidated statements of operations. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting. The following table presents digital currency activity (in thousands):

	Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,	June 30,
	2022	2021
Beginning balance	$—	$—
Revenue recognized from bitcoin mined	1,214	—
Impairment of bitcoin	(563)	—
Ending balance	$651	$—

Stock-based Compensation

The Company periodically issues restricted stock units to employees and non-employees in non-capital raising transactions for services. In accordance with the authoritative guidance for share-based payments FASB ASC 718 “Compensation – Stock Compensation,” the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s requisite service period. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method, as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of June 30, 2022 include convertible preferred stock, a convertible promissory note and restricted stock units issued for services. The Company had no dilutive instruments or participating securities as of December 31, 2021.

Concentrations

The Company or its joint venture have contracted with two suppliers for the provision of bitcoin miners. One supplier, Minerva Semiconductor Corp., for the joint venture continues to deliver miners, but is well behind on its miner delivery schedule due to COVID-19 lockdowns, power shortages and other operational issues at its factory. Although the supplier has committed to fulfilling its performance obligations with increased future production levels, shipments of miners have continued to be delayed.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

In June 2022, the FASB issued Accounting Standards Update 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”).  ASU 2022-03 was issued to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the accounting and disclosure requirements of ASU 2022-03 on the Company’s consolidated financial statements and disclosures.

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

On April 15, 2022, a Definitive Agreement was signed whereby IKONCS agreed to sell a certain property, including a warehouse, to a third party for $7.0 million. The Definitive Agreement includes certain indemnifications which are subject to a $850,000 limitation and related escrow of that amount upon consummation of the transaction. In July 2022, the transaction price was adjusted to $6.7 million and the transaction close occurred in August 2022.

In April 2022, the Company became aware of certain potential environmental remediation that may be required on a property of IKONICS. The site was enrolled in the Voluntary Investigation and Cleanup program with the Minnesota Pollution Control Agency (“MPCA”). In June 2022, the MPCA issued a No Action Determination for Soil letter regarding soil findings related to arsenic, lead, mercury and polynuclear aromatic hydrocarbons identified in the soil samples. A second seasonal soil vapor sampling event during winter conditions will be required to be completed at the site. As of the date these consolidated financial statements were available to be issued, because the extent of any potential remediation procedures is not known, the Company cannot reasonably estimate a range of potential remediation costs, if any.

On August 5, 2022, an Asset Purchase Agreement (the “APA”) was signed whereby IKONICS agreed to sell (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $6.5 million. The APA is structured as an asset sale and includes a net working capital true up provision. The APA includes certain indemnifications which are subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all of the remaining purchase price will be placed into escrow upon consummation of the transaction pending the completion of remaining aforementioned environmental testing and remediation resulting therefrom, if any. The environmental escrow will be released upon completion of any remediation work required and a receipt of a No Action Determination from the MPCA. The transaction close occurred in August 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration Transferred

The following table summarizes the fair value, as of the date of the Closing of the transaction, of the aggregate consideration paid for IKONICS (in thousands):

Cash consideration	$13,712
Equity instruments: 1,999,525 shares of TeraWulf Inc.	40,590
Contingent consideration: Contingent Value Rights	12,000
$66,302

As of June 30, 2022, the amount recognized for the CVR contingent consideration was remeasured to a fair value of $10.6 million. The $1.4 million gain on remeasurement is included in loss from discontinued operations, net of tax in the consolidated statement of operations for the six months ended June 30, 2022.

The Company’s consolidated financial statements include the operating results of IKONICS beginning on December 13, 2021, the date of the acquisition. The operating loss of $4.9 million related to the IKONICS’ business has been reflected in loss from discontinued operations, net of tax in the Company’s consolidated statement of operations for the six months ended June 30, 2022.

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

The assets and liabilities of IKONICS are presented separately in current assets held for sale and current liabilities held for sale, respectively, in the consolidated balance sheets and includes the following (in thousands):

	June 30, 2022	December 31, 2021
Trade receivables	$1,843	$1,327
Inventories	3,997	3,737
Prepaid expenses and other current assets	551	944
Property, plant and equipment	7,540	10,036
Intangible assets	1,265	3,304
Current assets held for sale	$15,196	$19,348

Accounts payable	$1,567	$1,207
Accrued compensation	785	439
Other accrued liabilities	142	109
Current liabilities held for sale	$2,494	$1,755

During the six months ended June 30, 2022, the Company determined that change in circumstance indicated that the then carrying amount of the IKONICS’ long-lived assets may not be recoverable and has recognized an impairment loss in loss on discontinued operations, net of tax of $4.5 million to write down the related carrying amounts to their fair values less estimated cost to sell. The loss

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from discontinued operations, net of tax presented in the consolidated statements of operations consists of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2022
Net sales	$4,595	$8,825
Cost of goods sold	3,097	6,320
Gross profit	1,498	2,505
Selling, general and administrative expenses	1,351	2,615
Research and development expenses	152	289
Impairment on remeasurement or classification as held for sale	619	4,541
Loss from discontinued operations before other income	(624)	(4,940)
Other income	3	6
Loss from discontinued operations before income tax	(621)	(4,934)
Income tax expense	9	8
Loss from discontinued operations, net of tax	$(630)	$(4,942)

Total cash flows used in operating activities from discontinued operations was $45,000 and $0 in the consolidated statements of cash flows for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively.

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

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of June 30, 2022 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain	Impairment
Contingent consideration liability - Contingent Value Rights (1)	$10,594	$—	$10,594	$—	$1,406	$—
Long-lived assets held for sale - intangible assets (1)	1,265	—	1,265	—	—	2,039
	$11,859	$—	$11,859	$—	$1,406	$2,039

(1)	During the six months ended June 30, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing of the underlying assets.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has determined the long-term debt fair value as of June 30, 2022 is approximately $110.5 million.  See Note 9.  The Company has determined the convertible promissory note fair value as of June 30, 2022 approximates its book value due to the short duration between the issuance of the convertible promissory note and June 30, 2022.  See Note 10.  The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of June 30, 2022 and December 31, 2021, except for the calculation of the allocation of the IKONICS purchase price to the fair values of the assets acquired and liabilities assumed and the impairment loss upon IKONICS’ classification as held for sale.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Miners	$15,997	$—
Construction in process	52,347	20,867
Leasehold improvements	2,490	—
Equipment	778	19
Deposits on miners	82,688	70,560
	154,300	91,446
Less: accumulated depreciation	(204)	—
	$154,096	$91,446

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life. Capitalized interest costs were $2.4 million and $0 for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively. Approximately $10.9 million of the miners (see Note 11 regarding the Nautilus Miners, as defined therein) were placed in service as of June 30, 2022.

Depreciation expense was $204,000 and $0 for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease (the “Ground Lease”) related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease had an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. In July 2022, the initial term of the lease was extended to eight years. See Note 17. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order. Payments under the lease commenced in 2021. The Ground Lease is classified as an operating lease based on an analysis that utilized a discount rate of 6%, which is an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. For the six months ended June 30, 2022, the Company recorded operating lease expense of $99,000, including contingent expense of $25,000 in operating expense in the consolidated statement of operations and made lease payments of $50,000. The remaining lease term based on the terms of the lease as of June 30, 2022 is 8.9 years.

Based on the lease terms as then existed, the following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of June 30, 2022 (in thousands):

Year ending December 31:
2022	$76
2023	150
2024	150
2025	150
2026	150
Thereafter	662
$1,338

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of June 30, 2022 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,338
Unamortized discount	300
Total operating lease liability	1,038
Current portion of operating lease liability	91
Operating lease liability, net of current portion	$947

During the six months ended June 30, 2022, the Company entered into a short term lease arrangement for digital currency mining equipment. The term of the operating lease was two months and concluded in May 2022. There were no variable charges under this arrangement. For the six months ended June 30, 2022, lease expense related to this arrangement of $1.3 million was recorded in operating expense in the consolidated statement of operations.

NOTE 8 – INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0.0% for the six months ended June 30, 2022, and the period February 8, 2021 (date of inception) to June 30, 2021. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of June 30, 2022 and December 31, 2021 for the amount of deferred tax assets that will not be realized.

The Company has no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021.

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

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan	$123,500	$123,500
Debt issuance costs and debt discount	(22,670)	(28,873)
	100,830	94,627
Less long-term debt due within one year	15,437	—
Total long-term debt, net of portion due within one year	$85,393	$94,627

On December 1, 2021, TeraCub entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility (the “Term Loan”). On December 14, 2021, TeraWulf executed a joinder agreement whereby it effectively became the successor borrower to TeraCub and assumed all obligations under the LGSA. The Company is required to pay the outstanding principal balance of the Term Loan in quarterly installments, commencing in April 2023, equal to 12.5% of the original principal amount of the Term Loan. The maturity date of the Term Loan is December 1, 2024. The Term Loan bears an interest rate of 11.5% and an upfront fee of 1%, an amount of approximately $1.2 million. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. Interest payments are due quarterly in arrears. The Company has the option to prepay all or any portion of the Term Loan in increments of at least $5.0 million subject to certain prepayment fees, including: (1) if paid prior to the first anniversary of the LGSA, a make whole amount based on the present value of the unpaid interest that would have been paid on the prepaid principal amount over the first year of the Term Loan, (2) if paid subsequent to the first anniversary of the LGSA but prior to the second anniversary of the LGSA, an amount of 3% of the prepaid principal and (3) if paid subsequent to the second anniversary of the LGSA but prior to the maturity date of the LGSA, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loan is guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and TeraCub and its subsidiaries (except IKONICS), as defined. One Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $15.0 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In July 2022, NovaWulf Digital Master Fund, L.P. transferred a principal balance of $13.0 million of the Term Loan to NovaWulf Digital Private Fund LLC.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LGSA requires the Company to maintain or meet certain affirmative, negative, financial and reporting covenants. The affirmative covenants include, among other things, a requirement for the Company to maintain insurance coverage, maintain mining equipment and comply in all material respects with the Company’s Nautilus joint venture agreement (see Note 11), each as defined. The negative covenants restrict or limit the Company’s ability to, among other things, incur debt, create liens, divest or acquire assets, make restricted payments and permit the Company’s interest in the Nautilus joint venture to be reduced below 50%, each as defined. The LGSA also contains usual and customary events of default. If an event of default occurs and is continuing, the then outstanding obligations under the LGSA may become immediately due and payable.

In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. In connection with the issuance of the Term Loans, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to the $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represents debt issuance costs and debt discount and is deducted from the Term Loan proceeds and is being accreted into the long-term debt balance over the three-year term of the debt at an effective interest rate of 12.9%, which is in addition to the stated interest rate. For the six months ended June 30, 2022, the Company amortized $6.2 million of the capitalized debt issuance costs and debt discount to (1) interest expense of $4.4 million in the consolidated statement of operations, (2) capitalized interest in property, plant and equipment, net of $1.1 million in the consolidated balance sheet and (3) capitalized interest in equity in net assets of investee of $0.7 million in the consolidated balance sheet. Capitalized debt issuance costs and debt discount of $22.7 million and $28.9 million are recorded as a reduction of long-term debt as of June 30, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

Principal maturities of outstanding long-term debt as of June 30, 2022 are as follows (in thousands):

Year ending December 31:
2022	$—
2023	46,313
2024	77,187
Total principal maturities	$123,500

NOTE 10 – STANDBY EQUITY PURCHASE AGREEMENT AND CONVERTIBLE PROMISSORY NOTE

Standby Equity Purchase Agreement

On June 2, 2022, the Company entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50,000,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock with an aggregate value of the greater of (1) an amount equal to 30% of the daily value traded, as defined, of Common Stock on the trading day prior to the delivery of the Advance notice or (2) $5,000,000. The Common Stock would be purchased at 97.0% of the Market Price, (as defined below) and would be subject to certain limitations, including that Yorkville could not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance (the "Ownership Limitation") or an aggregate of 19.99% of the Company's outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceeds $3.04 per share of Common Stock. “Market Price” is defined in the SEPA as the average of the daily volume weighted average price, as defined, during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. The SEPA contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. Certain conditions precedent must be satisfied in order for the Company to deliver a notice of Advance. These conditions include, but are not limited to, the existence of an effective registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the Notice. The

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance and sale of the Common Stock by the Company under the SEPA are made pursuant to the prospectus and prospectus supplement forming a part of the the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”), including a final prospectus supplement dated June 10, 2022.

In addition to the Company’s right to request Advances, subject to certain conditions precedent, the Company had the option to, but was not obligated to, effect a pre-advance loan with a principal amount of $15.0 million through the issuance and sale to Yorkville of a convertible promissory note (the “Promissory Note”). The Company elected to issue and sell the Promissory Note to Yorkville on June 2, 2022.

Subject to the terms of the SEPA, the Company has the right to terminate the SEPA at any time, at no cost or penalty, upon five trading days’ prior written notice so long as there are no outstanding Advances, no outstanding balance on the Promissory Note and no other amounts owed to Yorkville. No termination of the SEPA will affect the indemnification provisions contained within the SEPA, which provisions will survive any termination. As of June 30, 2022, no Advances had occurred.

Convertible Promissory Note

On June 2, 2022, the Company issued the Promissory Note to Yorkville, which was issued with a 2% original issue discount, for proceeds of $14.7 million. The maturity date of the $15.0 Promissory Note is November 25, 2022 and the Company is required to pay the outstanding principal balance in five monthly $3.0 million payments commencing July 27, 2022. Upon reasonable advance notice, the Company may defer 50% of a monthly payment amount due on two such monthly payments to later dates to be mutually agreed by the Company and Yorkville. In July 2022, $1.5 million of the $3.0 million July monthly payment amount was deferred until the October 2022 monthly payment due date. The Promissory Note bears an interest rate of 4.0%. Upon the occurrence of an event of default, as defined, the applicable interest rate will be 15% until the Promissory Note is paid in full. Interest payments are due monthly in conjunction with scheduled principal payments. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a cash payment premium of 6%, provided that if the Company’s Common Stock market price, as defined, is less than $2.25 per share, the cash payment premium will be 4%. If the Promissory Note is outstanding, the proceeds of an Advance will be applied to the outstanding amounts due, first to outstanding interest, under the Promissory Note, Yorkville has the right to convert any portion of the Promissory Note (a “Yorkville Conversion”), including accrued and unpaid interest into shares of Common Stock at a conversion price of $3.75 per share of Common Stock (the “Conversion Price”). If the $15.0 million principal balance of the Promissory Note was converted at the Conversion Price, the Company would issue 4,000,000 shares of Common Stock. The Conversion Price will be adjusted for certain dilutive events or fundamental Company transactions and events, including, but not limited to, mergers, consolidations, a change of control, sale of substantially all the assets of the Company and transactions where holders of the Common Stock are entitled to receive securities or other assets with respect to or in exchange for shares of Common Stock. In certain of these events, upon a Yorkville Conversion, Yorkville will be entitled to receive such benefits as if it were a Common Share holder at the time of the underlying event. Upon any Yorkville Conversion, the Company is required to deliver in a timely manner, as defined, the Common Shares issuable per the conversion. If the Company does not deliver the Common Shares in a timely manner, as defined, Yorkville may purchase such Common Shares (in an open market transaction or otherwise) and may seek a cash-based or cash and stock-based remedy from the Company.

The Company has the right to redeem early a portion or all amounts outstanding under the Promissory Note provided that (1) if the market price, as defined, of the Company’s Common Stock is less than or equal to the Conversion Price, the Company will provide five trading days notice or (2) if the market price, as defined, of the Company’s Common Stock is greater than the Conversion Price, (i) the Company will provide fifteen trading days notice and (ii) the Company may only exercise its early redemption right if Yorkville is able to exercise its rights under the SEPA. Upon receipt of a redemption notice, Yorkville will first have the right to exercise its conversion rights prior to the effectiveness of a Company redemption. The specified redemption amount will be reduced by any Yorkville Conversion amount.

The Company shall maintain the effectiveness of a registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the conversion of the Promissory Note.  The issuance and sale of the Common Stock by the Company under the Promissory Note, including shares issued upon a Yorkville Conversion, are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated June 10, 2022.  The aggregate debt discount and debt issuance costs recorded for the Promissory Note is $404,000, comprised of the original issue discount of $300,000 and other debt issuance expenses of $104,000, and is being accreted into the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note balance over the six-month term of the Promissory Note at an effective interest rate of 8.7%, which is in addition to the stated interest rate. For the six months ended June 30, 2022, the Company amortized $97,000 of the capitalized debt issuance costs and debt discount and expensed $46,000 of contractual interest to interest expense in the consolidated statement of operations. Capitalized debt issuance costs and debt discount of $307,000 are recorded as a reduction of the Promissory Note balance in the consolidated balance sheets as of June 30, 2022.

NOTE 11 – JOINT VENTURE

On May 13, 2021, the Company and Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement with a related party of the Company and (3) a Corporate Services Agreement with a related party of Talen. Each Member holds a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The aforementioned contributions are now expected to be contributed by the fourth quarter of 2022, as agreed to by the Members.  The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $1.6 million and $0 for the six months ended June 30, 2022 and period February 8, 2021 (date of inception) to June 30, 2021, respectively.

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

On June 15, 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and June 2022 (the “Bitmain Purchase Agreements”). During the six months ended June 30, 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. In 2021, the Company paid Bitmain approximately $124.6 million under the Bitmain Purchase Agreements. On a net basis, the Company funded approximately $76.9 million as Talen reimbursed the Company in 2021 approximately $47.7 million in accordance with the Joint Venture agreement. The Company and Nautilus are engaged in discussions with Bitmain regarding the timing and volume of deliveries, current market price of miners and the timing of and need for remaining payments.  As of the date at which these financial statements were available to be issued, Nautilus had not amended the Bitmain Purchase Agreements.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s direct payments to Minerva and Bitmain, among others, on behalf of Nautilus for the six months ended June 30, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows for the six months ended June 30, 2022 follows (in thousands):

Payment of TeraWulf 50% share of Bitmain deposits	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	(11,402)
Direct investments in joint venture	(24,965)
Investments in joint venture, including direct payments made on behalf of joint venture	$(36,367)

Payment of Talen 50% share of Bitmain deposits	$(11,402)
Other reimbursable payments	(220)
Reimbursable payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$(11,622)

Talen reimbursement of 50% share of Bitmain deposits	$11,402
Other reimbursable payments	138
Reimbursement of payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$11,540

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of June 30, 2022 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment	to Date	Entity	(1)	in Entity (2)
Nautilus	50%	$18,000	$125,483	$3,410	$140,073	$14,131	$154,204
(1)	The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member would be required to provide. The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase or decrease the amount of contributions each Member is required to provide.
(2)	The maximum exposure at June 30, 2022 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

The condensed results of operations for the three and six months ended June 30, 2022 and the condensed financial position as of June 30, 2022 and December 31, 2021, of Nautilus are summarized below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Condensed statement of operations information:
Revenue	$—	$—
Operating expense	2,169	3,745
Net loss	$(2,169)	$(3,745)

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2022	December 31, 2021
Condensed balance sheet information:
Current assets	$1,310	$4,960
Noncurrent assets	324,842	214,803
Total assets	$326,152	$219,763

Current liabilities	$49,235	$11,317
Equity	276,917	208,446
Total liabilities and equity	$326,152	$219,763

In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company.  If the Exchange Miners are not delivered by September 30, 2022, the Nautilus co-venturer is entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners.  During the three months ended June 30, 2022, the Nautilus Miners were received and recorded at fair value in the amount of $16.0 million.  As of June 30, 2022, $16.0 million related to the Nautilus Miners is included in property, plant and equipment, net and in miner exchange liability in the consolidated balance sheet.  As of the date these financial statements were available to be issued, the Exchange Miners had not been delivered.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

Bitmain Miner Purchase Agreements

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. The Second Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date these consolidated financial statements were available to be issued. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid $2.0 million during the six months ended June 30, 2022 and paid an initial deposit of approximately $11.4 in 2021. The balance of payments due under the Second Bitmain Purchase Agreement are scheduled to be paid in unequal monthly installments through November 2022.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. The Third Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date these consolidated financial statements were available to be issued. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid $10.2 million during the six months ended

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and paid an initial deposit of approximately $59.2 million in 2021. The balance of payments due under the Third Bitmain Purchase Agreement are scheduled to be paid in unequal monthly installments through November 2022.

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

NOTE 13 – CONVERTIBLE PREFERRED STOCK

In March 2022, TeraWulf entered into Series A Convertible Preferred Stock Subscription Agreements (the “Subscription Agreements”) with certain accredited and institutional investors (collectively, the “Holders”). Pursuant to the Subscription Agreements, the Company sold 9,566 shares (of 10,000 shares authorized) of Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) to the Purchasers for an aggregate purchase price of $9.6 million. The Subscription Agreements contain customary representations, warranties, covenants and agreements of the Company. The offer and sale of the Convertible Preferred Stock were made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement.

Holders of the Convertible Preferred Stock will accumulate cumulative dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022. Commencing June 30, 2022, unpaid dividends will be accreted to, and increase, the liquidation preference of the Convertible Preferred Stock. The initial liquidation preference is $1,000 per share. Holders of the Convertible Preferred Stock will also be entitled to such dividends paid to holders of the Company’s Common Stock, if applicable, as if such holders of the Convertible Preferred Stock had converted their Preferred Shares into Common Stock (without regard to any limitations on conversions) and had held such shares of the Company’s Common Stock on the record date for such dividends and distributions. If applicable, such payments will be made concurrently with the dividend or distribution to the holders of the Company’s Common Stock. Upon liquidation, the Convertible Preferred Stock will rank senior to the Company’s Common Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Liquidation Preference (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of the Convertible Preferred Stock. Holders of Convertible Preferred Stock will not generally have the right to vote at any meeting of stockholders, except for certain protective voting rights, as defined. The Convertible Preferred Stock does not have a maturity date.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No dividends were paid during the six months ended June 30, 2022. Cumulative dividends of $284,000 were accumulated and accreted to liquidation preference as of June 30, 2022. As of June 30, 2022, the aggregate liquidation preference of the Convertible Preferred Stock was approximately 9.9 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 985,000 shares of Common Stock.

NOTE 14 – COMMON STOCK

TeraWulf’s Certificate of Incorporation provides for authorized shares of 225,000,000, divided into (a) 200,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 25,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of June 30, 2022.

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

In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the ATM Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. The Company will pay the April ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the six months ended June 30, 2022, under the ATM Sales Agreement and the April ATM Sales Agreement, the Company sold 1,101,016 shares of Common Stock for net proceeds of $7.0 million.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No dividends were declared druing the six months ended June 30, 2022 or the period February 8, 2021 (date of inception) to June 30, 2021.

NOTE 15 – STOCK-BASED COMPENSATION

On May 13, 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and restricted stock units. No grants were made under the Plan as of December 31, 2021.

For the three and six months ended June 30, 2022, stock-based compensation expense was $482,000 and $0, respectively. The following table summarizes the activities for unvested Company restricted stock units (RSUs) granted to employees and Board of Directors members during the six months ended June 30, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Vair Value
Unvested as of December 31, 2021	—	-
Granted	1,931,187	2.87
Vested	—	-
Forfeited/canceled	—	-
Unvested as of June 30, 2022	1,931,187	2.87

As of June 30, 2022, there was $5.1 million of unrecognized compensation cost related to unvested employee and Board of Directors members RSUs. The amount is expected to be recognized over a weighted average period of 1.4 years. During the six months ended June 30, 2022, one RSU grant, with an initial fair value of $90,000 and unrecognized compensation of $88,000, was made to a consultant and remains outstanding as of June 30, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to build out and operate certain bitcoin mining facilities anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company has agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the six months ended June 30, 2022, the Company paid Beowulf E&D $8.3 million under the Services Agreement. Selling, general and administrative – related party in the consolidated statement of operations includes $5.2 million for the six months ended June 30, 2022 related to the base fee and reimbursement of costs and expenses. As of June 30, 2022, $833,000 is included in prepaid expenses and $1.0 million is included in amounts due to related parties in the consolidated balance sheets. During the six months ended June 30, 2022, $4.1 million was capitalized to property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2021, $583,000 is included in prepaid expenses, $647,000 is included in amounts due from related parties and $1.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

The Services Agreement provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. However, no awards have been issued as of the date these consolidated financial statements were available for issuance. As of June 30, 2022, $12.5 million is included in share-based liabilities due to related party in the consolidated balance sheets. Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2022, which is also the date these consolidated financial statements were available to be issued, and has determined that the following subsequent events require disclosure.

In July 2022, the Company entered into an amendment to the LGSA. This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but is subject to increase upon the occurrence of certain conditions. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche was drawn at closing in July 2022, and the subsequent tranches of up to $35 million may be drawn at Company’s option, subject to certain conditions, including the raising of matching junior capital, as defined. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. In July 2022, the Ground Lease was extended and certain other provisions of the Ground Lease were amended. However, an agreement regarding the consideration for the Ground Lease amendment has not been finalized as of the date these financial statements were available to be issued. In connection with the New Term Facility, the Company issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company. If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% and 4.25% of the then fully diluted equity of the Company, respectively. A certain portion of the warrants issued under the Warrant Agreement are subject to cancellation, upon the occurrence of certain conditions.

Subsequent to June 30, 2022 and through August 14, 2022, the Company sold, pursuant to the April ATM Sales Agreement, 1,574,403 shares of Common Stock for net proceeds of $2.4 million.

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

General

TeraWulf is a vertically-integrated owner and operator of environmentally clean bitcoin mining facilities in the United States. Founded and led by an experienced group of energy & power entrepreneurs, the Company is actively operating and constructing, consistent with its sustainable energy mandate, two bitcoin mining facilities, the Lake Mariner Facility and the Nautilus Cryptomine Facility, in the States of New York and Pennsylvania, respectively. TeraWulf will own and operate its bitcoin mining facility sites and expects to consume over 90% zero-carbon energy, with a target of achieving 100%. In connection with the planned buildout, TeraWulf entered into a power purchase agreement at the Nautilus Cryptomine Facility, and will receive power at approximately 2.0 cents/kWh. Moreover, the Lake Mariner Facility is located a mere 40 miles from the Robet Moses Niagara Power Plant, an approximate 2,600MW hydroelectric generating facility, the largest generating facility in New York State, and one of the largest in the country, with 24/7 access to low-cost carbon-free electricity. With the Nautilus Cryptomine Facility power purchase agreement, and the strategic location of the Lake Mariner Facility addition, TeraWulf expects to achieve an average long-term cost of electricity of approximately 3.0 cents/kWh, competitively positioning the Company to be a leading, low-cost and zero-carbon bitcoin mining operator in the United States.

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

Nautilus Cryptomine Facility — The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen Energy Corporation (“Talen”). The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility is located “behind the meter” and not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. At the time of this Quarterly Report, the Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy. TeraWulf plans to begin installation of miners at the Nautilus Cryptomine Facility in the second half of 2022.

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

We believe TeraWulf is an important and low-cost player in the Bitcoin network due to our vertical integration, planned large-scale operations, market-leading zero-carbon power supply arrangements and a seasoned, dedicated senior management team.

The Business Combination

TeraWulf completed its business combination with IKONICS Corporation (“IKONICS”) on December 13, 2021 (the “Closing Date”) pursuant to which, among other things, TeraCub Inc. (“TeraCub,” formerly known as TeraWulf Inc.) would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. For financial accounting purposes, the business combination was treated as a reverse merger whereby the accounting acquirer was TeraCub due to TeraCub’s historic shareholders having the majority voting control in the Company, the board of directors members being associated with TeraCub and the senior management of TeraCub becoming the senior management of TeraWulf. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. The Company’s consolidated financial statements include the operating results of IKONICS beginning on the Closing Date.

Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of TeraWulf, (ii) one contractual contingent value right (“CVR”) to a Contingent Value Rights Agreement (“CVR Agreement”) and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock issued and outstanding immediately prior to the Closing Date was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined.. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. As of June 30, 2022, the CVR liability included in the Company’s consolidated balance sheets is $10.6 million. The fair value of the aggregate consideration paid for IKONICS was $66.3 million, which includes (i) cash consideration of $13.7 million ($10.3 million net of cash acquired), (ii) equity consideration of $40.6 million and contingent consideration (related to the CVRs) of $12.0 million.

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

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the newly acquired IKONICS business as held for sale and discontinued operations as of and for the six months ended June 30, 2022.

Revenues

Revenue increased to $1.4 million and $1.6 million during the three months and six months ended June 30, 2022, respectively, as compared to $0 during the three months ended June 30, 2021 and the period February 8, 2021 (date of inception) to June 30, 2021 due primarily to the commencement of mining activities at the Lake Mariner Facility in March 2022 and also to the commencement of a miner hosting arrangement at the Lake Mariner Facility in May 2022. During the six months ended June 30, 2022, revenue from mining was $1.2 million and revenue from hosting was $0.4 million.

Costs and Expenses

The following table presents operating expenses (in thousands):

	Three Months Ended		Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Operating expenses	$948	$93	$1,428	$93
Operating expenses - related party	147	22	209	875
	$1,095	$115	$1,637	$968

Operating expenses (including related party expenses) increased $980,000 from the three months ended June 30, 2021 to the three months ended June 30, 2022 and increased $669,000 from the period February 8, 2021 (date of inception) to June 30, 2021 to the six months ended June 30, 2022. In each case, the increase is attributable to a two-month miner lease agreement that expired in May 2022. The increase related to the six month period ended June 30, 2022 is tempered by the period February 8, 2021 (date of inception) to June 30, 2021 including certain development expenses, including services and third-party costs for transmission consulting, engineering consulting, transmission impact study, electricity procurement and site development.

The following table presents selling, general and adminstrative expenses (in thousands):

	Three Months Ended		Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$4,334	$2,538	$10,319	$2,784
Selling, general and administrative expenses - related party	2,423	1,614	5,239	2,191
	$6,757	$4,152	$15,558	$4,975

Selling, general and administrative expenses (including related party expenses) increased $2.6 million from the three months ended June 30, 2021 to the three months ended June 30, 2022 and increased $10.6 million from the period February 8, 2021 (date of inception) to June 30, 2021 to the six months ended June 30, 2022. In each case, the increase is primarily a result of the scope of Company operations whereby the Company was a public company significantly engaged in an infrastructure buildout and commencement of mining activities during the six months ended June 30, 2022 as opposed to a newly formed private company with limited operations for the period February 8, 2021 (date of inception) to June 30, 2021. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, insurance and general corporate expenses. Professional fees include fixed and passthrough expenses under the administrative and infrastructure services agreement amounting to $5.2 million for the six months ended June 30, 2022.

Interest expense for the three months and six months ended June 30, 2022 was $4.1 million and $9.5 million, respectively and for the three months ended June 30, 2021 and the period February 8, 2021 (date of inception) to June 30, 2021 was $0. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $123.5 million, which was closed on December 1, 2021 (the “Term Loan”). The Term Loan bears an interest rate of 11.5%, which interest payments are due quarterly in arrears. Of the $4.1 and $9.5 million million of interest expense reported in the consolidated statements of operations for the three and six months ended June, 2022, respectively, approximately $1.9 million and $4.4 million, respectively, of the interest expense relates to amortization of debt issuance costs and debt discount related to debt issuance costs, an upfront fee, and the fair value of equity issued to the Term Loan investors in conjunction with the Term Loan. During the three and six months ended June 30, 2022, the Company capitalized $1.6 million and $2.4 million, respectively, of interest costs to property, plant and equipment, net and $1.1 million and $1.6 million, respectively, of interest to equity in net assts of investee in the consolidated balance sheet as of June 30, 2022. Additionionally, on June 2, 2022, the Company entered into a convertible promissory note (the “Promissory Note”) with a principal balance of $15.0 million. The Promissory Note bears an interest rate of 4.0%. Interest payments are due monthly in conjunction with scheduled principal payments. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a cash payment premium of 6%, provided that if the Company’s Common Stock market price, as defined, is less than $2.25 per share, the cash payment premium will be 4%. Of the $9.5 million million of interest expense reported in the statement of operations for the six months ended June 30, 2022, approximately $0.1 million of the interest expense relates to amortization of debt issuance costs and debt discount related to an upfront fee.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax for the three and six months ended June 30, 2022 was $1.1 million and $1.9 million, respectively, and for the three months ended June 30, 2021 and the period February 8, 2021 (date of inception) to June 30, 2021 was $0.1 million. In each case, these amounts represent TeraWulf’s 50% share of losses of Nautilus, which had not commenced principal operations as of June 30, 2022.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax for the three and six months ended June 30, 2022 was $0.6 million and $3.5 million, respectively, and for the three months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021 was $0. In conjunction with the IKONICS’ business classification as held for sale upon acquisition on December 13, 2021, the Company has reported the IKONICS business as discontinued operations in the consolidated financial statements. For the three and six months ended June 30, 2022, the total loss from discontinued operations reported is comprised primarily of an impairment loss on discontinued operations of $0.6 million and $4.5 million, respectively, to write down the related carrying amounts of IKONICS to their fair values less estimated cost to sell, offset for the six months ended June 30, 2022 by a remeasurement gain of $1.4 million on the CVRs, which represents the contingent consideration purchase price component of the IKONICS acquisition.

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash and cash equivalents of $0.9 million, working capital deficiency, including current assets and current liabilities held for sale, of $76.0 million, total stockholders’ equity of $135.0 million and an accumulated deficit of $127.8 million. The Company incurred a net loss of $32.1 million for the six months ended June 30, 2022, including a net impairment charge (net of the CVR remeasurement gain) of $3.1 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations. The principal uses of cash are for deposits on miners, the buildout of mining facilities, general corporate activities and investments in Nautilus joint venture related to the miner deposits, mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Six Months Ended	Period February 8, 2021 (date of inception) to
	June 30,	June 30,
	2022	2021
Cash provided by (used in):
Operating activities:
Continuing operations	$(29,721)	$(4,716)
Discontinued operations	(45)	—
Total operating activities	(29,766)	(4,716)
Investing activities	(75,687)	(43,563)
Financing activities	59,920	80,000
Net change in cash and cash equivalents and restricted cash	$(45,533)	$31,721

Cash used in operating activities for continuing operations was $29.8 million and $4.7 million for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively. For the six months ended June 30, 2022, cash used in operations results from a net loss of $31.9 million less non-cash expenses, net of $9.9 million and adjusted for changes in certain asset and liability balances. The non-cash expenses were primarily comprised of (i) $3.5 million of loss from discontinued operations, net of tax related to IKONICS’ business, which is classified as held for sale as of June 30, 2022, (ii) $1.9 million related to the Company’s equity in net loss, net of tax of Nautilus, (iii) $4.4 million related to amortization of debt issuance cost and accretion of debt discount, (iv) impairmenet of digital currency of $0.6 million and (v) stock-based compensation of $0.5 million. The changes in certain assets and liabilities were primarily comprised of a net decrease in current liabilities (which includes accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties) of $4.3 million,a net increase in current assets (which includes digital currency, prepaid expenses, amounts due from related parties and other current assets) of $2.5 million and an increase in other assets of $1.0 million

Cash used in investing activities for continuing operations was $75.7 million and $43.6 for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively. Deposits on miners comprised $12.1 million and $18.0 million (subsequently contributed to Nautilus and net of joint venture partner reimbursements) for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively. For the six months ended June 30, 2022, the Company additionally invested (i) $27.1 million in the buildout of mining facilities and (ii) $36.4 million (including reimbursable payments made on behalf of the joint venture of joint venture partner offset by reimbursement from joint venture or joint venture partner of $0.1 million net cash used) in Nautilus related primarily to the joint venture’s miner deposits and mining facility buildout. The Company has significant future obligations related to miner deposits and also has commitments under the Talen Joint Venture Agreement. See “—Contractual Obligations and Other Commitments.”

Cash provided by financing activities for continuing operations was $60.0 million and $80.0 for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively. Proceeds from the issuance of Common Stock, net of issuance costs, were $34.1 million and $30.0 million for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, respectively. In addition, for the six months ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 221, the Company issued shares of Series A Preferred stock (though a separate security in each period) for proceeds, net of issuance costs, of $9.6 million $50.0 million, respectively. For the six months ended June 30, 2022, the Company also received net proceeds of $14.7 million from the issuance of a convertible promissory note and received proceeds, net of principal payments, of notes payable for insurance premium financing of $1.6 million.

Contractual Obligations and Other Commitments

The Company has purchase obligations under miner purchase agreements and commitments under the Talen Joint Venture Agreement as of June 30, 2022, as follows (in thousands):

					Remaining
			Contractual		Contractual
Counterparty	Agreement Description	Agreement Date	Amount	Paid	Amount
Bitmain Technologies Limited	Miner Purchase Agreement	December 7, 2021	$32,550	$13,352	$19,198
Bitmain Technologies Limited	Miner Purchase Agreement	December 15, 2021	$169,050	$69,335	$99,715
Nautilus Cryptomine LLC	Joint Venture Agreement (1)	May 13, 2021	$156,000	$141,869	$14,131
(1)

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

The December Bitmain Agreements are for the purchase of an aggregate 18,000 S19 XP miners, to be delivered to the Lake Mariner Facility between July 2022 and December 2022. Pursuant to the December Bitmain Agreements, the Company paid aggregate initial deposits and installment payments of approximately $82.7 million as of June 30, 2022. The Company anticipates receiving its initial batch of 3,000 S19 XP miners for the Lake Mariner Facility in August 2022. The timing and volume of any additional future deliveries and the application of amounts paid under the December Bitmain Agreements, including an applicable current miner market price, are subject to ongoing discussions with Bitmain Technologies Limited. The Company currently expects to monetize initial deposits and installment payments for miners at respective delivery miner pricing.  The Company can make no assurances as to the outcome of these discussions.

Pursuant to the terms of the Talen Joint Venture Agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Talen Joint Venture Agreement or any amendments thereto. The aforementioned contributions were based on an initial development budget formed on assumptions and inputs available at the time the joint venture was formed and are subject to change. Accordingly, the parties intend to make contributions as agreed to by the members in response to project requirements and market conditions.

Financial Condition; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has commenced mining activities, however not yet to scale, and therefore has not generated material revenues from its mining business. The Company has relied on proceeds from its issuances of debt and equity to fund its principal operations. In accordance with its plan to develop its bitcoin mining facilities, during the six months ended June 30, 2022, the Company paid approximately $12.1 million as deposits on miners, and has significant future obligations related to these miner purchase agreements. Also, during the six months ended June 30, 2022, the Company invested $36.4 million, net in its joint venture and has additional commitments under its joint venture agreement. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities or through the provision miner hosting services. During the six months ended June 30, 2022 and as discussed below, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”) and a Standby Equity Purchase Agreement for the sale of shares of Common Stock having an aggregate offering price of up to $50.0 million (the “SEPA”).  However, there can be no assurance that the ATM Offering, SEPA or any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

ATM Offering. On February 11, 2022, in order to facilitate additional capital acquisition, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (each, individually, an “Agent” and, collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). The Company is not obligated to sell any Shares under the Sales Agreement. In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. Subject to the terms and conditions of the April ATM Sales Agreement, the Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. The Company will pay the Agents a commission equal to 3.0% of the gross sales price from each sale of Shares and provide the Agents with customary indemnification and contribution rights. The April ATM Sales Agreement may be terminated by the Agents or the Company at any time upon five (5) days’ notice to the other party. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”), including a final prospectus supplement dated April 26, 2022. The 2022 Registration Statement provides that the Company may offer and sell from time to time shares of its Common Stock, shares of its preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts or units, or any combination thereof, in one or more offerings in amounts, at prices and on terms that it determines at the time of the offering, with an aggregate initial offering price of up to $500.0 million (or its equivalent in foreign currencies, currency units or composite currencies). As of August 14, 2022, the Company sold 2,675,419 shares of Common Stock for net proceeds of approximately $9.4 million under the ATM Offering.

SEPA. On June 2, 2022, in order to facilitate additional capital acquisition, the Company entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50.0 million. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock with an aggregate value of the greater of (1) an amount equal to 30% of the daily value traded, as defined, of Common Stock on the trading day prior to the delivery of the Advance notice or (2) $5.0 million. The Common Stock would be purchased at 97.0% of the Market Price, (as defined below) and would be subject to certain limitations, including that Yorkville could not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance (the "Ownership Limitation") or an aggregate of 19.9% of the Company's outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceeds $3.04 per share of Common Stock. “Market Price” is defined in the SEPA as the average of the daily volume weighted average price, as defined, during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. The SEPA contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. Certain conditions precedent must be satisfied in order for the Company to deliver a notice of Advance. These conditions include, but are not limited to, the existence of an effective registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the Notice. The issuance and sale of the Common Stock by the Company under the SEPA are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated June 10, 2022. In addition to the Company’s right to request Advances, subject to certain conditions precedent, the Company had the option to, but was not obligated to, effect a pre-advance loan with a principal amount of $15.0 million through the issuance and sale to Yorkville of a convertible promissory note (the “Promissory Note”). The Company elected to issue and sell the Promissory Note to Yorkville on June 2, 2022. As of June 30, 2022, no Advances had occurred.

Long-term Debt Amendment. In July 2022, the Company entered into an amendment to is Loan, Guaranty and Security Agreement (the “LGSA”). This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but is subject to increase upon the occurrence of certain conditions. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche was drawn at closing in July 2022, and the subsequent tranches of up to $35 million may be drawn at Company’s option, subject to certain conditions, including the raising of matching junior capital, as defined. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. In July 2022, the Ground Lease was extended and certain other provisions of the Ground Lease were amended. However, an agreement regarding consideration for the Ground Lease amendment has not been finalized as of the date these financial statements were available to be issued. In connection with the New Term Facility, the Company issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company. If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% and 4.25% of the then fully diluted equity of the Company, respectively. A certain portion of the Warrants issued under the Warrant Agreement are subject to cancellation, upon the occurrence of certain conditions.

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

Mining pools

The Company has entered into an arrangement with a cryptocurrency mining pool to provide computing power to the mining pool. The arrangement is terminable at any time by either party and our enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power to the pool, the Company is entitled to compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined using the Company’s computing power, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation regardless of whether the pool operator successfully records a block to the bitcoin blockchain. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency at the time of contract inception.

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

The Company provides miner hosting services to customers. Hosting revenue is recognized in accordance with ASC 606 over the period of service.

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

Issuance of Debt with Common Stock

On December 1, 2021, TeraCub entered into a the LGSA, which consists of a $123.5 million term loan facility. In connection with the LGSA, the Company issued to the holders of the Term Loan 839,398 shares of Common Stock, which is a quantity of Common Stock representing 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including Common Stock, is generally based on the relative fair value allocation method. In applying the relative fair value allocation method, the determination of the fair value of the Common Stock issued and the fair value of the Term Loan independent of the Common Stock issued requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the Term Loan component would result in a $1.9 million change in the fair value allocated to each of the Term Loan and equity components.

Convertible Instruments

The Company accounts for its convertible promissory note that features a conversion option in accordance with Financial Accounting Standards Board (“FASB”) ASC No. 815 “ Derivatives and Hedging Activities” (“ASC No. 815”). ASC No. 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a convertible promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable U.S. GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The application of the guidance regarding embedded derivatives and the fair value determination of a bifurcated embedded derivative, if applicable, requires significant judgment.

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

Business Combinations

The Company includes the results of operations of the businesses that it acquires as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in current liabilities in the Company’s consolidated balance sheets. During the six months ended June 30, 2022, the Company recorded a $1.4 million remeasurement gain on the CVR contingent consideration, which is recorded in loss from discontinued operations, net in the consolidated statement of operations.

While the Company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, pre-acquisition contingencies, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets acquired include; future expected cash flows, estimated market royalty rates, customer attrition rates, cost of developed technology and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. As a measure of sensitivity, at June 30, 2022 a change in estimated net fair value of acquired assets and assumed liabilities of IKONICS of 10% would result in a change of $1.4 million to the impairment on held-for-sale classification included in loss from discontinued operations, net in the consolidated statement of operations for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company recorded a $4.5 million impairment loss on the long-lived assets of IKONICS held for sale, which is recorded in loss from discontinued operations, net in the consolidated statement of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K.

Increased economic and political instability, including as a result of inflationary pressures, rising interest rates and the conflict between Russia and Ukraine, may adversely affect our business, financial condition, and results of operations.

Inflation can adversely affect us by increasing the costs of raw materials, labor, and other costs required to operate and grow our business. Higher levels of inflation may reduce our profitability if revenue from our operations is not enough to keep up with increases in our costs. Inflationary pressures have resulted in increases in the cost of certain raw materials and other supplies necessary for the operation of our datacenters, and such increases may continue to impact us in the future and expose us to risks associated with significant levels of cost inflation. If we are unable to increase our prices to offset the effects of inflation, our business, operating results, and financial condition could be materially and adversely affected.

In addition, in late February 2022, Russia launched a military attack on Ukraine. In response, many countries have imposed sanctions against Russian businesses and citizens. Although we do not have operations outside the United States, the potentially destabilizing effects of the Russia and Ukraine conflict, or potential for a larger conflict, could have other effects on our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 11, 2022, (i) Lucky Liefern LLC, an entity owned and controlled by Paul B. Prager, bought 317,259 shares of our Common Stock at a price of $7.88 per share for an aggregate offering price of approximately $2.50 million, (ii) Bayshore Capital LLC, an entity owned and controlled by Bryan J. Pascual, bought 158,629 shares of our Common Stock at a price of $7.88 per share for an aggregate offering price of approximately $1.25 million and (iii) Revolve Capital LLC bought 158,629 shares of our Common Stock at a price of $7.88 per share for an aggregate offering price of approximately $1.25 million. The shares were issued in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

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

31.2

Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101

Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Three Months ended June 30,2022 and 2021, Six Months Ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period February 8, 2021 (date of inception) to June 30, 2021, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

August 15, 2022	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)