Form 10-Q
period 2022-09-30
TERAWULF INC.
filed 2022-11-14
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 128,369,109 shares of Common Stock outstanding as of November 14, 2022.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Page

Forward-Looking Statements	3

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4

Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021	5

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021	7

Notes to Consolidated Financial Statements	8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4. Controls and Procedures	48

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings	49

ITEM 1A. Risk Factors	49

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	51

ITEM 3. Defaults Upon Senior Securities.	52

ITEM 4. Mine Safety Disclosures.	52

ITEM 5. Other Information.	52

ITEM 6. Exhibits	53

SIGNATURES	54

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

PART I: FINANCIAL INFORMATION
ITEM 1.Financial Statements

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In thousands, except number of shares and par value)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,466	$43,448
Restricted cash	7,265	3,007
Digital currency, net	60	—
Prepaid expenses	3,140	1,494
Amounts due from related parties	—	647
Other current assets	1,174	108
Current assets held for sale	—	19,348
Total current assets	16,105	68,052
Equity in net assets of investee	76,727	104,280
Property, plant and equipment, net	202,130	91,446
Right-of-use asset	12,194	1,024
Other assets	2,710	109
TOTAL ASSETS	$309,866	$264,911

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,278	$11,791
Accrued construction liabilities	4,701	3,892
Other accrued liabilities	10,287	3,771
Share based liabilities due to related party	12,500	12,500
Other amounts due to related parties	2,477	60
Contingent value rights	10,594	12,000
Current portion of operating lease liability	41	88
Insurance premium financing payable	130	—
Convertible promissory note	11,926	—
Current portion of long-term debt	34,625	—
Current liabilities held for sale	—	1,755
Total current liabilities	105,559	45,857
Operating lease liability, net of current portion	958	992
Deferred tax liabilities, net	—	256
Long-term debt	81,506	94,627
TOTAL LIABILITIES	188,023	141,732

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 25,000,000 authorized at September 30, 2022 and December 31, 2021; 9,566 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9,804	—
Common stock, $0.001 par value, 200,000,000 authorized at September 30, 2022 and December 31, 2021; 115,446,401 and 99,976,253 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	115	100
Additional paid-in capital	273,978	218,762
Accumulated deficit	(162,054)	(95,683)
Total stockholders' equity	121,843	123,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$309,866	$264,911

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021, THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO SEPTEMBER 30, 2021

(In thousands, except number of shares and loss per common share)

	Three Months Ended		Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,		September 30,	September 30,
	2022	2021	2022	2021

Revenue	$3,864	$—	$5,466	$—
Cost of revenue (exclusive of depreciation shown below)	5,181	—	5,804	—
Gross profit	(1,317)	—	(338)	—

Cost of operations:
Operating expenses	261	—	1,689	93
Operating expenses - related party	603	36	812	911
Selling, general and administrative expenses	5,934	3,963	16,253	6,747
Selling, general and administrative expenses - related party	2,948	2,035	8,187	4,226
Depreciation	1,515	—	1,719	—
Realized gain on sale of digital currency	(127)	—	(127)	—
Impairment of digital currency	119	—	682	—
Loss on nonmonetary miner exchange	804	—	804	—
Total cost of operations	12,057	6,034	30,019	11,977

Operating loss	(13,374)	(6,034)	(30,357)	(11,977)
Interest expense	(7,230)	—	(16,691)	—
Loss before income tax and equity in net loss of investee	(20,604)	(6,034)	(47,048)	(11,977)
Income tax benefit	256	—	256	—
Equity in net loss of investee, net of tax	(12,739)	(188)	(14,611)	(328)
Loss from continuing operations	(33,087)	(6,222)	(61,403)	(12,305)
Loss from discontinued operations, net of tax	(901)	—	(4,437)	—
Net loss	(33,988)	(6,222)	(65,840)	(12,305)
Preferred stock dividends	(247)	—	(531)	—
Net loss attributable to common stockholders	$(34,235)	$(6,222)	$(66,371)	$(12,305)

Loss per common share:
Continuing operations	$(0.31)	$(0.07)	$(0.59)	$(0.15)
Discontinued operations	(0.01)	-	(0.04)	-
Basic and diluted	$(0.32)	$(0.07)	$(0.63)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	108,839,269	89,328,574	104,391,923	82,577,615

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO SEPTEMBER 30, 2021

(In thousands, except number of shares)

	Redeemable Convertible
	Preferred Stock (1)		Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of December 31, 2021	—	$—	—	$—	99,976,253	$100	$218,762	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	—	—	9,566	9,273	—	—	—	—	9,273
Warrant issuance in conjunction with debt offering	—	—	—	—	—	—	5,764	—	5,764
Stock-based compensation expense	—	—	—	—	—	—	1,050	—	1,050
Issuance of common stock, net of issuance costs	—	—	—	—	15,470,148	15	48,402	—	48,417
Preferred stock dividends	—	—	—	531	—	—	—	(531)	—
Net loss	—	—	—	—	—	—	—	(65,840)	(65,840)
Balances as of September 30, 2022	—	$—	9,566	$9,804	115,446,401	$115	$273,978	$(162,054)	$121,843

	Redeemable Convertible
	Preferred Stock (1)		Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of February 8, 2021	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Series A Preferred Stock, net of issuance costs	2,000,000	49,315	—	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	50,000,000	50	29,892	—	29,942
Net loss	—	—	—	—	—	—	—	(12,305)	(12,305)
Balances as of September 30, 2021	2,000,000	$49,315	—	$—	50,000,000	$50	$29,892	$(12,305)	$17,637

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND THE PERIOD FEBRUARY 8, 2021 (DATE OF INCEPTION) TO SEPTEMBER 30, 2021

(In thousands)

	Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,840)	$(12,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	7,468	—
Common stock issued for interest expense	82	—
Stock-based compensation expense	1,050	—
Depreciation	1,719	—
Increase in digital currency from mining	(3,561)	—
Impairment of digital currency	682	—
Realized gain on sale of digital currency	(127)	—
Proceeds from sale of digital currency	2,946	—
Loss on nonmonetary miner exchange	804	—
Equity in net loss of investee, net of tax	14,611	328
Loss from discontinued operations, net of tax	4,437	—
Changes in operating assets and liabilities:	—	—
Increase in prepaid expenses	(1,218)	(2,568)
Decrease in amounts due from related parties	647	—
Increase in other current assets	(1,129)	(56)
Decrease in right-of-use asset	53	32
Increase in other assets	(879)	(567)
Increase in accounts payable	3,575	1,547
Decrease in accrued construction liabilities	(3,892)	—
Increase in other accrued liabilities	4,522	2,813
Increase in other amounts due to related parties	2,417	1,440
Decrease in deferred tax liabilities, net	(256)	—
Increase in operating lease liability	185	26
Net cash used in operating activities from continuing operations	(31,704)	(9,310)
Net cash used in operating activities from discontinued operations	(1,303)	—
Net cash used in operating activities	(33,007)	(9,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(37,997)	(51,483)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	(11,741)	(38,466)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	11,716	38,466
Reimbursement from joint venture partner for deposits on plant and equipment contributed to the joint venture	—	11,850
Purchase of and deposits on plant and equipment	(50,549)	(30,463)
Proceeds from sale of net assets held for sale	13,500	—
Net cash used in investing activities	(75,071)	(70,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $38 and $0	14,962	—
Proceeds from insurance premium financing	4,854	—
Principal payments on insurance premium financing	(4,724)	—
Proceeds from issuance of common stock, net of issuance costs paid of $142 and $0	36,828	30,000
Proceeds from issuance of preferred stock	9,566	50,000
Proceeds from issuance of convertible promissory note	14,700	—
Principal payments on convertible promissory note	(2,832)	—
Net cash provided by financing activities	73,354	80,000

Net change in cash and cash equivalents and restricted cash	(34,724)	594
Cash and cash equivalents and restricted cash at beginning of period	46,455	—
Cash and cash equivalents and restricted cash at end of period	$11,731	$594

Cash paid during the period for:
Interest	$9,220	$—
Income taxes	$—	$—

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

TeraWulf’s planned principal operations consist of developing, constructing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company expects to operate a portfolio of bitcoin mining facilities, either wholly-owned or through joint ventures, that each deploy a series of powerful computers that solve complex cryptographic algorithms to mine bitcoin and validate transactions on the bitcoin network. Substantially all of TeraWulf’s revenue will be derived from two primary sources: earning bitcoin rewards and transaction fees for validating transactions. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company holds an option to purchase the hosted miners in the future at a discounted purchase price. Accordingly, the hosting agreements, including existing executed agreements, may include Company options to purchase the hosted mining equipment. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently.

TeraWulf’s two bitcoin mining facilities are in New York (the “Lake Mariner Facility”) and Pennsylvania (the “Nautilus Cryptomine Facility”). Mining operations commenced at the Lake Mariner Facility during the three months ended March 31, 2022 and the Company has energized building one and substantially completed the construction of building two as of September 30, 2022. The Nautilus Cryptomine Facility is being developed and constructed through a joint venture (see Note 11) and remains under construction as of September 30, 2022. The Lake Mariner Facility is wholly-owned. In May 2021, TeraWulf created three wholly-owned subsidiaries to facilitate ownership of bitcoin mining facilities or joint venture interests related thereto. Lake Mariner Data LLC and Kyalami Data LLC are subsidiaries involved in developing wholly-owned bitcoin mining facilities in New York. As of the date these consolidated financial statements were available to be issued, Kayalami Data LLC was inactive. TeraWulf (Thales) LLC (“Thales”) is a subsidiary holding interests in a joint venture involved in developing bitcoin mining facilities in Pennsylvania (see Note 11).

IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications were primarily screen printing and abrasive etching. TeraWulf initially classified the IKONICS business as held for sale and discontinued operations in these consolidated financial statements. During the three months ended September 30, 2022, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 4). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss attributable to common stockholders of $66.4 million, including a net impairment charge (net of a contingent consideration remeasurement gain) of $4.4 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business (see Notes 3 and 4), and negative cash flows from operations of $33.0 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had balances of cash and cash equivalents and restricted cash of $11.7 million, a working capital deficiency of $89.5 million, total stockholders’ equity of $121.9 million and an accumulated deficit of $162.1 million. The Company has commenced mining activities, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with development of its bitcoin mining facilities, during the nine months ended September 30, 2022, the Company invested approximately $50.5 million for purchases of and deposits on plant and equipment, including deposits on miners under miner purchase agreements (see Note 12). Also, during the nine months ended September 30, 2022, the Company invested $38.0 million, net in its joint venture and has commitments under its joint venture agreement as detailed in Note 11. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities, sales of mined bitcoin or through the provision of miner hosting services. During the nine months ended September 30, 2022, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). During the nine months ended September 30, 2022, the Company issued Common Stock, including under the ATM Offering, for net cash proceeds of $36.8 million, preferred stock for net cash proceeds of $9.6 million and a convertible promissory note for net cash proceeds of $14.7 million (see Notes 13 and 10). Subsequent to September 30, 2022, the Company issued Common Stock for gross proceeds of $9.4 million and drew down $7.5 million from the commitment under its long-term debt agreement (see Notes 9 and 17). There can be no assurance that the ATM Offering will provide sufficient capital or that any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development and the Company’s ability to meet ongoing business needs and financial commitments. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of goodwill and held for sale assets, the fair value of equity securities or warrants to purchase common stock issued as a component of a debt offering, the fair value of stock-based compensation, the fair value of assets received in non-monetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, recoverability of deferred tax assets and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,	September 30,
	2022	2021
Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$11,223	$1,076
Contribution of deposits on plant and equipment to joint venture	$—	$11,850
Deferred financing costs in accrued liabilities	$—	$345
Common stock issuance costs in accounts payable	$150	$—
Preferred stock issuance costs in other accrued liabilities or accounts payable	$293	$185
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$10,100	$1,647
Investment in joint venture in other accrued liabilities and long-term debt	$2,043	$—
Increase to preferred stock liquidation preference from accumulating dividends	$531	$—
Convertible promissory note deferred issuance costs in accounts payable	$104	$—
Common stock issued pursuant to operating lease amendment	$11,489	$—
Common stock issued for payment on convertible promissory note	$168	$—
Common stock warrants issued for long-term debt commitment fee	$2,306	$—
Common stock warrants issued for discount on long-term debt	$3,458	$—
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$51,978	$—

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company maintains cash and cash equivalent balances primarily at three financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of September 30, 2022, the Company’s bank balances exceeded the FDIC insurance limit in an amount of $3.9 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $4.5 million and $43.4 million, respectively.

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The restricted cash included in the consolidated balance sheets as of September 30, 2022 is restricted as to use primarily due to being held in escrow in accordance with an asset purchase agreement governing the sale of certain RM 101 assets (see Note 4). The restricted cash included in the consolidated balance sheets as of December 31, 2022 is restricted as to use due to being held as a construction escrow by a third-party escrow agent.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$4,466	$43,448
Restricted cash	7,265	3,007
Cash and cash equivalents and restricted cash	$11,731	$46,455

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer, chief operating officer and chief strategy officer. The Company currently operates in the Digital Currency Mining segment and through its ownership of IKONICS operated, prior to the sale of IKONICS’ net assets held for sale, in the Imaging Technology segment (see Note 4). The Company’s mining operations are located in the United States, and the Company has employees only in the United States and views its mining operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for mining equipment). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment includes deposits, amounting to approximately $87.3 million and $70.6 as of September 30, 2022 and December 31, 2021, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.

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

As of September 30, 2022 and December 31, 2021, the Company is not a counterparty to any finance leases.

Debt Issuance Costs and Debt Discount

Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt.  Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including common stock or warrants to purchase common stock, is generally based on the relative fair value allocation method.

Debt Modification

The Company evaluates amendments to its debt instruments in accordance with applicable U.S. GAAP. This evaluation includes comparing the net present value of future cash flows of the amended debt to that of the original debt to determine if a change greater than 10 percent occurred. In instances where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting. In instances where the net present value of future cash flows changed less than 10 percent, the Company accounts for the amendment to the debt as a debt modification. Gains and losses on debt amendments that are considered extinguishments are recognized in current earnings. Debt amendments that are considered debt modifications are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in interest expense in the consolidated statements of operations. Amounts paid by the Company to the lenders, including upfront fees and the fair value of warrants issued, are included in future cash flows for accounting treatment determination and, if debt modification is applicable, are also included in the determination of yield adjustment.

Convertible Instruments

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides miner hosting services to customers. Hosting revenue is recognized in accordance with ASC 606 over the period of service and customers are invoiced monthly. The Company recorded miner hosting revenue of approximately $1.4 million and $1.8 million during the three and nine months ended September 30, 2022, respectively.

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

Purchases of cryptocurrencies, if any, made by the Company will be included within investing activities in the consolidated statements of cash flows, while cryptocurrencies awarded to the Company through its mining activities will be included within operating activities in the consolidated statements of cash flows. The sales of cryptocurrencies will be included within investing activities in the consolidated statements of cash flows and any realized gains or losses from such sales will be included in realized gain on sale of digital currency in the consolidated statements of operations. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting. The following table presents digital currency activity (in thousands):

	Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,	September 30,
	2022	2021
Beginning balance	$—	$—
Revenue recognized	3,631	—
Proceeds from sale	(2,946)	—
Realized gain on sale	127	—
Impairment	(682)	—
Receivable from mining pool	(70)	—
Ending balance	$60	$—

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

Power Curtailment Credits

Payments received for participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations. The Company recorded power curtailment credits of approximately $0.1 million during the nine months ended September 30, 2022.

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method, as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of September 30, 2022 include convertible preferred stock, a convertible promissory note, common stock warrants and restricted stock units issued for services. The Company had no dilutive instruments or participating securities as of December 31, 2021.

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

NOTE 3 – BUSINESS COMBINATION

On June 25, 2021, TeraCub entered into the Merger Agreement with IKONICS, a public company registered on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), pursuant to which, among other things, TeraCub would

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. The closing date of the acquisition was December 13, 2021. Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the transaction close, as defined (the “Closing”), was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of the surviving public company, TeraWulf, (ii) one contractual contingent value right (“CVR”) to a Contingent Value Rights Agreement (“CVR Agreement” as discussed below) and (iii) the right to receive $5.00 in cash, without interest. Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing, received one non-transferable CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS. Payments under the CVR Agreement are calculated quarterly and are subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The CVRs do not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs are not transferable, except in limited circumstances, and will not be listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing.

On April 15, 2022, a Definitive Agreement was signed whereby IKONCS agreed to sell a certain property, including a warehouse, to a third party for $7.0 million. The Definitive Agreement includes certain indemnifications which are subject to an $850,000 limitation and related escrow of that amount upon consummation of the transaction. In July 2022, the transaction price was adjusted to $6.7 million and the transaction close occurred in August 2022 with net sale proceeds of $6.2 million.

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

On August 5, 2022, an Asset Purchase Agreement (the “APA”) was signed whereby IKONICS agreed to sell (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $6.5 million plus or minus the amount of actual net working capital as compared to a target net working capital. The APA is structured as an asset sale and includes a net working capital true up provision. The APA includes certain indemnifications which are subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all of the remaining purchase price has been placed into escrow upon consummation of the transaction pending the completion of remaining aforementioned environmental testing and remediation resulting therefrom, if any. The environmental escrow will be released upon completion of any remediation work required and a receipt of a No Action Determination from the MPCA. The transaction close occurred in August 2022 with net sale proceeds of approximately $7.3 million, which is included in restricted cash in the consolidated balance sheet as of September 30, 2022. A final net working capital adjustment remains outstanding as of the date these financial statements were available to be issued.

Consideration Transferred

The following table summarizes the fair value, as of the date of the Closing of the transaction, of the aggregate consideration paid for IKONICS (in thousands):

Cash consideration	$13,712
Equity instruments: 1,999,525 shares of TeraWulf Inc.	40,590
Contingent consideration: Contingent Value Rights	12,000
$66,302

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022, the amount recognized for the CVR contingent consideration was remeasured to a fair value of $10.6 million. The $1.4 million gain on remeasurement is included in loss from discontinued operations, net of tax in the consolidated statement of operations for the nine months ended September 30, 2022.

The Company’s consolidated financial statements include the operating results of IKONICS beginning on December 13, 2021, the date of the acquisition. The operating loss of $5.8 million related to the IKONICS’ business has been reflected in loss from discontinued operations, net of tax in the Company’s consolidated statement of operations for the nine months ended September 30, 2022.

NOTE 4 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Upon acquisition, the IKONICS business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these consolidated financial statements. The Company determined that the IKONICS business qualified as assets held for sale as management committed to a plan to sell the business, the business was in readily sellable form and it was deemed probable that the business would be sold in a twelve-month period. The structure of the business combination, through the CVR Agreement, contemplated the sale of the IKONICS legacy business whereby the Company would become solely a bitcoin mining focused entity. The Merger Agreement requires IKONICS, after the Closing, to use its reasonable best efforts to consummate a sale of its legacy business as soon as reasonably practicable. The CVR Agreement provides that 95% of the net proceeds of the disposition, as defined, of the IKONICS business accrue to the historical stockholders of IKONCS if the disposition is consummated within eighteen months from the Closing. As of September 30, 2022, all assets previously held for sale had been sold.

The assets and liabilities of IKONICS are presented separately in current assets held for sale and current liabilities held for sale, respectively, in the consolidated balance sheets and includes the following (in thousands):

	September 30, 2022	December 31, 2021
Trade receivables	$—	$1,327
Inventories	—	3,737
Prepaid expenses and other current assets	—	944
Property, plant and equipment	—	10,036
Intangible assets	—	3,304
Current assets held for sale	$—	$19,348

Accounts payable	$—	$1,207
Accrued compensation	—	439
Other accrued liabilities	—	109
Current liabilities held for sale	$—	$1,755

During the nine months ended September 30, 2022, the Company determined that change in circumstance indicated that the then carrying amount of the IKONICS’ long-lived assets may not have been recoverable and recognized an impairment loss in loss on discontinued operations, net of tax of $4.5 million to write down the related carrying amounts to their fair values less estimated cost to

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sell. The loss from discontinued operations, net of tax presented in the consolidated statements of operations includes the following results of IKONICS (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2022
Net sales	$2,203	$11,028
Cost of goods sold	1,945	8,265
Gross profit	258	2,763
Selling, general and administrative expenses	760	3,375
Research and development expenses	148	437
Impairment on remeasurement or classification as held for sale	—	4,541
Loss on sale of net assets held for sale	239	239
Loss from discontinued operations before other income	(889)	(5,829)
Interest expense	(12)	(12)
Other income	—	6
Loss from discontinued operations before income tax	(901)	(5,835)
Income tax expense	—	(8)
Loss from discontinued operations, net of tax	$(901)	$(5,843)

Total cash flows used in operating activities from discontinued operations was $1.3 million and $0 in the consolidated statements of cash flows for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively.

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

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of September 30, 2022 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain (2)	Impairment
Contingent consideration liability - Contingent Value Rights (1)	$10,594	$—	$10,594	$—	$1,406	$—
	$10,594	$—	$10,594	$—	$1,406	$—

(1)	During the nine months ended September 30, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing and sale of the underlying assets.
(2)	The remeasurement gain is $0 and $1.4 million for the three and nine months ended September 30, 2022, respectively.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2021 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Impairment
Contingent consideration liability - Contingent Value Rights (1)	$12,000	$—	$—	$12,000	$—
	$12,000	$—	$—	$12,000	$—

Goodwill	$—	$—	$—	$—	$48,338
Long-lived assets held for sale - intangible assets (2)	3,304	—	—	3,304	136
	$3,304	$—	$—	$3,304	$48,474

(1)	At December 31, 2021, the significant unobservable inputs used to estimate fair value include (1) a business enterprise value of $15.9 million, (2) an implied probability of sale of 90% and (3) estimated transaction and other deductible costs of $1.6 million. The significant unobservable inputs used in applying the income approach include a discount rate of 11.5% and a long-term growth rate of 2.5%.
(2)	At December 31, 2021, the significant unobservable inputs used to estimate fair value include an attrition rate of 4% to 10% (with a weighted average of 8%) and a discount rate of 27% for customer relationships, twelve months’ time to recreate for developed technology and a royalty rate of 0.5% and a discount rate of 27% for trade names.

The Company has determined the long-term debt fair value as of September 30, 2022 is approximately $122.9 million (see Note 9). The Company has determined the convertible promissory note fair value as of September 30, 2022 approximates its book value due to the short duration between the issuance of the convertible promissory note and September 30, 2022 (see Note 10). The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of September 30, 2022 and December 31, 2021, except for the calculation of fair value of Common Stock warrants issued in connection with an amendment to the Company’s long-term debt agreement (see Note 9), the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11), the calculation of the allocation of the IKONICS purchase price to the fair values of the assets acquired and liabilities assumed and the impairment loss upon IKONICS’ classification as held for sale.

The Company utilized a Black-Scholes option pricing model and the application of a discount for lack of marketability (“DLOM”) to value its common stock warrants upon issuance. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and DLOM. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants, which is assumed to be equivalent to their contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The Company applied a DLOM of 20%.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Miners	$50,488	$—
Construction in process	39,706	20,867
Leasehold improvements	20,700	—
Equipment	5,628	19
Deposits on miners	87,327	70,560
	203,849	91,446
Less: accumulated depreciation	(1,719)	—
	$202,130	$91,446

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and will be depreciated over the asset’s useful life. Capitalized interest costs were $4.3 million and $0 for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively. Approximately $46.9 million of the miners were placed in service as of September 30, 2022.

Depreciation expense was $1.7 million and $0 for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively.

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease (the “Ground Lease”) related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease originally had an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. In July 2022, the Ground Lease was amended to increase the initial term of the lease to eight years and to amend certain other non-financial sections to adjust environmental obligations, site access rights and leasehold mortgage rights. In September 2022, the compensation due the landlord for entering into the lease amendment was finalized with a compensatory amount of $12.0 million, issuable in shares of Common Stock determined using a trailing volume weighted average price. In September 2022, the Company issued 8,510,638 shares in satisfaction of this obligation. The Common Stock issued had a fair value of $11.5 million at the date of issuance. The Ground Lease, which is classified as an operating lease, has been remeasured as of the date of the amendment, resulting in an increase of $11.2 million to both right-of-use asset and operating lease liability in the consolidated balance sheets. The Ground Lease remains classified as an operating lease based on the remeasurement analysis that utilized a discount rate of 12.6%, which is an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order. Payments under the lease commenced in 2021. For the nine months ended September 30, 2022, the Company recorded operating lease expense of $0.5 million, including contingent expense of $154,000 in operating expense in the consolidated statement of operations and made cash lease payments of $150,000 in addition to the issuance of the aforementioned Common Stock. For the period February 8, 2021 (date of inception) to September 30, 2021, the Company recorded operating lease expense of $58,000 in operating expense in the consolidated statement of operations and made no cash lease payments. The remaining lease term based on the terms of the lease as of September 30, 2022 is 11.6 years.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of September 30, 2022 (in thousands):

Year ending December 31:
2022	$41
2023	163
2024	163
2025	163
2026	163
Thereafter	1,207
$1,900

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of September 30, 2022 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,900
Unamortized discount	901
Total operating lease liability	999
Current portion of operating lease liability	41
Operating lease liability, net of current portion	$958

During the nine months ended September 30, 2022, the Company entered into a short term lease arrangement for digital currency mining equipment. The term of the operating lease was two months and concluded in May 2022.  There were no variable charges under this arrangement.  For the nine months ended September 30, 2022, lease expense related to this arrangement of $1.3 million was recorded in operating expense in the consolidated statement of operations.  The Company periodically enters into short term lease arrangements for operating equipment and recorded $270,000 under these short term lease arrangements in operating expense in the consolidated statement of operations for the nine months ended September 30, 2022.

NOTE 8 – INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0.54% for the nine months ended September 30, 2022, and the period February 8, 2021 (date of inception) to September 30, 2021. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets and to the reversal of deferred tax liabilities during the nine months ended September 30, 2022 related to the sale of the net assets held for sale of IKONICS.  The Company’s sale of the net assets held for sale of IKONICS resulted in a reversal of existing net deferred tax liabilities and a related tax benefit of $256,000 recorded in income tax benefit in the consolidated statement of operations for the nine months ended September 30, 2022.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of September 30, 2022 and December 31, 2021 for the amount of deferred tax assets that will not be realized.

The Company has no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the six months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021.

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

Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Term loan	$138,500	$123,500
Debt issuance costs and debt discount	(22,369)	(28,873)
	116,131	94,627
Less long-term debt due within one year	34,625	—
Total long-term debt, net of portion due within one year	$81,506	$94,627

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

In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. In connection with the issuance of the Term Loans, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to the $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represents debt issuance costs and debt discount and was deducted from the Term Loan proceeds and was being accreted into the long-term debt balance over the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three-year term of the debt at an effective interest rate of 12.9%, which was in addition to the stated interest rate.

In July 2022, the Company entered into an amendment to the LGSA. This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but the interest rate under the amended LGSA may be increased, if applicable, to the cash interest rate on any junior capital raised plus 8.5%, if higher. No interest rate adjustment has been made under this provision. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche (the "First Amendment Term Loan") was drawn at closing in July 2022, and the subsequent tranches of up to $35 million (the “Delayed Draw Term Loan Commitment”) may be drawn at Company’s option prior to December 31, 2022, subject to certain conditions, including the raising of matching junior capital, as defined. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. The prepayment provisions remain unchanged for the Term Loan. If the New Term Facility is repaid within 121 days of July 1, 2022, then a 3% prepayment penalty is due. A prepayment thereafter results in no prepayment penalty.

In connection with the New Term Facility, the Company paid an upfront fee of $125,000 and issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% (comprised of 2% related to the Delayed Draw Term Loan Commitment and 3% related to the First Amendment Term Loan) of the then fully diluted equity of the Company. In connection with the issuance of the New Term Facility, the Company also incurred aggregate issuance costs of approximately $1.5 million, in addition to the aforementioned upfront fee. If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% upon the issuance of a second tranche in the amount of $15.0 million and 4.25% upon issuance of a third tranche in the amount of $20.0 million, in each case as a percentage of the then fully diluted equity of the Company, respectively. A certain portion of the warrants issued under the warrant agreement were subject to cancellation, upon the occurrence of certain conditions, but based on the passage of time no cancellation provisions remain effective. The warrants were subject to certain vesting restrictions, which expired on September 30, 2022 or October 30, 2022.

The Company determined that debt modification accounting applies. Third party and upfront fees have been allocated pro rata between the First Amendment Term Loan and the Delayed Draw Term Loan Commitment. Third-party fees of $445,000 related to the First Amendment Term loan have been expensed to interest expense in the consolidated statement of operations for the nine months ended September 30, 2022. Fees paid to lenders and the fair value of the common stock warrants, an aggregate $3.5 million, related to the First Amendment Term Loan have been included with the unamortized discount on the Term Loan and will be amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 13.1%. For the nine months ended September 30, 2022, the Company amortized $10.0 million of the capitalized debt issuance costs and debt discount to (1) interest expense of $6.6 million in the consolidated statement of operations, (2) capitalized interest in property, plant and equipment, net of $2.0 million in the consolidated balance sheet and (3) capitalized interest in equity in net assets of investee of $1.4 million in the consolidated balance sheet. Capitalized debt issuance costs and debt discount of $22.4 million and $28.9 million are recorded as a reduction of long-term debt as of September 30, 2022 and December 31, 2021, respectively, in the consolidated balance sheets.

Fees paid and the fair value of the common stock warrants related to the Delayed Draw Term Loan Commitment, an aggregate $3.4 million, were capitalized to other assets and are being amortized on a straight-line basis over the commitment period, which expires December 31, 2022. If a tranche of the Delayed Draw Term Loan Commitment is drawn, the then related carrying value of the commitment fee asset will be derecognized and a discount on debt will be recorded and amortized over the term of the commitment drawn. For the nine months ended September 30, 2022, the Company amortized $1.7 million of the capitalized debt issuance costs and debt discount to interest expense in the consolidated statements of operations.

The LGSA, as amended, requires the Company to maintain or meet certain affirmative, negative, financial and reporting covenants. The affirmative covenants include, among other things, a requirement for the Company to maintain insurance coverage, maintain mining equipment and comply in all material respects with the Company’s Nautilus joint venture agreement (see Note 11), each as defined. The negative covenants restrict or limit the Company’s ability to, among other things, incur debt, create liens, divest or acquire assets, make restricted payments and permit the Company’s interest in the Nautilus joint venture to be reduced below 25%,

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each as defined. The LGSA also contains usual and customary events of default. If an event of default occurs and is continuing, the then outstanding obligations under the LGSA may become immediately due and payable.

Principal maturities of outstanding long-term debt as of September 30, 2022 are as follows (in thousands):

Year ending December 31:
2022	$—
2023	51,938
2024	86,562
Total principal maturities	$138,500

NOTE 10 – STANDBY EQUITY PURCHASE AGREEMENT AND CONVERTIBLE PROMISSORY NOTE

Standby Equity Purchase Agreement

On June 2, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50,000,000 of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50,000,000. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock with an aggregate value of the greater of (1) an amount equal to 30% of the daily value traded, as defined, of Common Stock on the trading day prior to the delivery of the Advance notice or (2) $5,000,000. The Common Stock would be purchased at 97.0% of the Market Price, (as defined below) and would be subject to certain limitations, including that Yorkville could not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance (the "Ownership Limitation") or an aggregate of 19.99% of the Company's outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceeds $3.04 per share of Common Stock. “Market Price” is defined in the SEPA as the average of the daily volume weighted average price, as defined, during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. The SEPA contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. Certain conditions precedent must be satisfied in order for the Company to deliver a notice of Advance. These conditions include, but are not limited to, the existence of an effective registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the Notice. The issuance and sale of the Common Stock by the Company under the SEPA are made pursuant to the prospectus and prospectus supplement forming a part of the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”), including a final prospectus supplement dated June 10, 2022.

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

Subject to the terms of the SEPA, the Company has the right to terminate the SEPA at any time, at no cost or penalty, upon five trading days’ prior written notice so long as there are no outstanding Advances, no outstanding balance on the Promissory Note and no other amounts owed to Yorkville. No termination of the SEPA will affect the indemnification provisions contained within the SEPA, which provisions will survive any termination. As of September 30, 2022, no Advances had occurred.

Convertible Promissory Note

On June 2, 2022, the Company issued the Promissory Note to Yorkville, which was issued with a 2% original issue discount, for proceeds of $14.7 million. The maturity date of the $15.0 Promissory Note is November 25, 2022 and the Company is required to pay the outstanding principal balance in five monthly $3.0 million payments commencing July 27, 2022. Upon reasonable advance notice,

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company may defer 50% of a monthly payment amount due on two such monthly payments to later dates to be mutually agreed by the Company and Yorkville. In July 2022, $1.5 million of the $3.0 million July monthly payment amount was deferred until the October 2022 monthly payment due date. In August 2022, $1.5 million of the $3.0 million August monthly payment amount was deferred until the November 2022 monthly payment due date. The Promissory Note bears an interest rate of 4.0%. Upon the occurrence of an event of default, as defined, the applicable interest rate will be 15% until the Promissory Note is paid in full. Interest payments are due monthly in conjunction with scheduled principal payments. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a cash payment premium of 6%, provided that if the Company’s Common Stock market price, as defined, is less than $2.25 per share, the cash payment premium will be 4%. If the Promissory Note is outstanding, the proceeds of an Advance will be applied to the outstanding amounts due, first to outstanding interest, under the Promissory Note, Yorkville has the right to convert any portion of the Promissory Note (a “Yorkville Conversion”), including accrued and unpaid interest into shares of Common Stock at a conversion price of $3.75 per share of Common Stock (the “Conversion Price”). If the $12.0 million principal balance of the Promissory Note outstanding as of September 30, 2022 was converted at the then applicable Conversion Price, the Company would issue 3,200,000 shares of Common Stock. The Conversion Price will be adjusted for certain dilutive events or fundamental Company transactions and events, including, but not limited to, mergers, consolidations, a change of control, sale of substantially all the assets of the Company and transactions where holders of the Common Stock are entitled to receive securities or other assets with respect to or in exchange for shares of Common Stock (see Note 17). In certain of these events, upon a Yorkville Conversion, Yorkville will be entitled to receive such benefits as if it were a Common Share holder at the time of the underlying event. Upon any Yorkville Conversion, the Company is required to deliver in a timely manner, as defined, the Common Shares issuable per the conversion. If the Company does not deliver the Common Shares in a timely manner, as defined, Yorkville may purchase such Common Shares (in an open market transaction or otherwise) and may seek a cash-based or cash and stock-based remedy from the Company.

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

The Company shall maintain the effectiveness of a registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the conversion of the Promissory Note. The issuance and sale of the Common Stock by the Company under the Promissory Note, including shares issued upon a Yorkville Conversion, are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated June 10, 2022. The aggregate debt discount and debt issuance costs recorded for the Promissory Note is $404,000, comprised of the original issue discount of $300,000 and other debt issuance expenses of $104,000, and is being accreted into the Promissory Note balance over the six-month term of the Promissory Note at an effective interest rate of 7.5%, which is in addition to the stated interest rate. For the nine months ended September 30, 2022, the Company amortized $330,000 of the capitalized debt issuance costs and debt discount and expensed $294,000 of contractual interest to interest expense in the consolidated statement of operations. Capitalized debt issuance costs and debt discount of $74,000 are recorded as a reduction of the Promissory Note balance in the consolidated balance sheets as of September 30, 2022. For the nine months ended September 30, 2022, the Company paid cash principal payments of $2.8 million and common stock principal reductions of $168,000.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – JOINT VENTURE

On May 13, 2021, the Company and Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement with a related party of the Company and (3) a Corporate Services Agreement with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $1.6 million and $0 for the nine months ended September 30, 2022 and period February 8, 2021 (date of inception) to September 30, 2021, respectively.

On August 27, 2022, the Members entered into an amended and restated Joint Venture agreement (“the “A&R Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes. The A&R amended the capital contribution schedule so that the Company’s scheduled infrastructure-related capital contributions were $17.1 million, due during the period September to November 2022. Subsequent to September 30, 2022, the Company targeted a 25% ownership interest in Nautilus and therefore made $7.3 million of the scheduled $17.1 million capital contributions. The Company is not obligated to fund the balance of the $17.1 million scheduled infrastructure-related capital contributions. Accordingly, the Company’s ownership interest in the Joint Venture is 25.1% as of the date these financial statements were available to be issued.

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

On June 15, 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and March 2022 under one agreement (the “Q1 2022 Bitmain Agreement’) and 5,000 miners each between April 2022 and June 2022 under a second agreement (the “Q2 2022 Bitmain Agreement” and, together, the “Bitmain Purchase Agreements”). During the nine months ended September 30, 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. In 2021, the Company paid Bitmain approximately $124.6 million under the Bitmain Purchase Agreements. On a net basis, the Company funded approximately $76.9 million as Talen reimbursed the Company in 2021 approximately $47.7 million in accordance with the Joint Venture agreement. As of September 30, 2022, the Q1 2022 Bitmain Agreement has concluded with all parties performing under the contract. In September 2022, the Q2 2022 Bitmain Agreement was cancelled whereby each Member received a $31.2 million credit with Bitmain to use at the respective Member’s discretion (the “Bitmain Credit”). See Note 12. The Company recorded a distribution from the Joint Venture whereby equity in net assets of investee

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was reduced and property, plant and equipment, net was correspondingly increased by the $31.2 million distributed credit in the consolidated balance sheet as of September 30, 2022.

The Company’s direct payments to Minerva and Bitmain, among others, on behalf of Nautilus for the nine months ended September 30, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows for the nine months ended September 30, 2022 follows (in thousands):

Payment of TeraWulf 50% share of Bitmain deposits	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	(11,402)
Direct investments in joint venture	(26,395)
Investments in joint venture, including direct payments made on behalf of joint venture	$(37,797)

Payment of Talen 50% share of Bitmain deposits	$(11,402)
Other reimbursable payments	(339)
Reimbursable payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$(11,741)

Talen reimbursement of 50% share of Bitmain deposits	$11,402
Other reimbursable payments	314
Reimbursement of payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$11,716

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of September 30, 2022 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment, Net	to Date	Entity	(1)	in Entity (2)
Nautilus	29.2%	$18,000	$74,876	$16,149	$76,727	$12,100	$88,827

(1)	The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member would be required to provide. The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase or decrease the amount of contributions each Member is required to provide.
(2)	The maximum exposure at September 30, 2022 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

Due to the change in Member ownership percentage and governance rights under the A&R Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the Corporate Services Agreement, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture. The condensed results of operations for the three and six months ended September

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30, 2022 and the condensed financial position as of September 30, 2022 and December 31, 2021, of Nautilus are summarized below (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022 (1)	September 30, 2022 (1)
Condensed statement of operations information:
Revenue	$—	$—
Operating expense	2,909	6,654
Net loss	$(2,909)	$(6,654)

	September 30, 2022 (1)	December 31, 2021
Condensed balance sheet information:
Current assets	$19,222	$4,960
Noncurrent assets	92,442	214,803
Total assets	$111,664	$219,763

Current liabilities	$24,299	$11,317
Equity	87,365	208,446
Total liabilities and equity	$111,664	$219,763

(1)	The condensed statement of operations information for the three and nine months ended September 30, 2022 and the condensed balance sheet information as of September 30, 2022 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 “Business Combinations,” have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s bases in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.

In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company. If the Exchange Miners are not delivered by September 30, 2022, the Nautilus co-venturer is entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners. During the three months ended June 30, 2022, the Nautilus Miners were received and recorded at fair value to property, plant and equipment, net in the amount of $16.0 million with a corresponding recognition of an exchange miner liability of the same amount. The A&R Agreement removed the Company’s obligation to deliver the Exchange Miners to the Joint Venture. Accordingly, the Company derecognized the miner exchange liability and recorded a $16.8 million reduction in equity in net assets of investee in the consolidated balance sheet as of September 30, 2022 and recorded a loss on nonmonetary miner exchange of $804,000 in the consolidated statement of operations for the nine months ended September 30, 2022.

In September 2022, the Company, as allowed under the A&R Agreement and because its Lake Mariner Facility was operational, transferred 2,500 Bitmain S19j Pro miners from Nautilus to its Lake Mariner Facility. Accordingly, the Company recorded the miners at an estimated fair value of $4.8 million, determined based on a contemporaneous observed market price for identical assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $16.3 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of September 30, 2022 and recorded a loss of $11.5 million. This loss is recorded as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the three and nine months ended September 30, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

Bitmain Miner Purchase Agreements

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. The Second Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date these consolidated financial statements were available to be issued. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid $2.0 million during the nine months ended September 30, 2022 and paid an initial deposit of approximately $11.4 in 2021. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Nautilus Bitmain Credit have been applied to the Second Bitmain Purchase Agreement. The Company does not expect any additional payment to be required under the Second Bitmain Purchase Agreement.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. The Third Bitmain Purchase Agreement includes liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages have been applied as of the date these consolidated financial statements were available to be issued. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel that batch of miners and the remaining balance on that batch shall be refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid $10.2 million during the nine months ended September 30, 2022 and paid an initial deposit of approximately $59.2 million in 2021. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Nautilus Bitmain Credit have been applied to the Third Bitmain Purchase Agreement. The Company does not expect any additional payment to be required under the Third Bitmain Purchase Agreement.

On September 28, 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,400 S19XP miners and 2,700 S19 Pro miners, with originally scheduled monthly deliveries between October 2022 and January 2023 (the “September 2022 Bitmain Purchase Agreements”) for a total purchase price of $23.7 million. The purchase price will be satisfied through application of the balance of the Nautilus Bitmain Credit.

Subsequent to September 30, 2022, the Company cancelled the November 2022 batches of the Second Bitmain Purchase Agreement and the Third Bitmain Purchase Agreement and received a credit for amounts paid. The Company, utilizing certain of the credit amounts, entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19XP miners and 2,750 S19 J Pro miners. Deliveries for these orders are scheduled between November 2022 and February 2023.

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

No dividends were paid during the nine months ended September 30, 2022.  Cumulative dividends of $531,000 were accumulated and accreted to liquidation preference as of September 30, 2022.  As of September 30, 2022, the aggregate liquidation preference of the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Preferred Stock was approximately $10.1 million.  If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.0 million shares of Common Stock.

NOTE 14 – COMMON STOCK

TeraWulf’s Certificate of Incorporation provides for authorized shares of 225,000,000, divided into (a) 200,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 25,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of September 30, 2022.

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

In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the ATM Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. The Company will pay the April ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the three and nine months ended September 30, 2022, under the ATM Sales Agreement and the April ATM Sales Agreement, the Company sold 1,809,893 shares of Common Stock for net proceeds of $2.7 million and 2,910,909 shares of Common Stock for net proceeds of $9.7 million, respectively.

No dividends were declared during the nine months ended September 30, 2022 or the period February 8, 2021 (date of inception) to September 30, 2021.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended September 30, 2022, stock-based compensation expense was $568,000 and $1.1 million, respectively. The following table summarizes the activities for unvested Company restricted stock units (RSUs) granted to employees and Board of Directors members during the nine months ended September 30, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	—	-
Granted	1,931,187	2.87
Vested	—	-
Forfeited/canceled	—	-
Unvested as of September 30, 2022	1,931,187	2.87

As of September 30, 2022, there was $4.5 million of unrecognized compensation cost related to unvested employee and Board of Directors members RSUs.  The amount is expected to be recognized over a weighted average period of 1.3 years.  During the nine months ended September 30, 2022, one RSU grant, with an initial fair value of $90,000 and unrecognized compensation of $65,000, was made to a consultant and remains outstanding as of September 30, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to build out and operate certain bitcoin mining facilities anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company has agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the nine months ended September 30, 2022, the Company paid Beowulf E&D $11.0 million under the Services Agreement. Selling, general and administrative – related party and operating expenses – related party in the consolidated statement of operations includes $8.2 million and $302,000, respectively, for the nine months ended September 30, 2022 related to the base fee and reimbursement of costs and expenses. As of September 30, 2022, $833,000 is included in prepaid expenses and $2.3 million is included in amounts due to related parties in the consolidated balance sheet. During the nine months ended September 30, 2022, $5.1 million was capitalized to property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2021, $583,000 is included in prepaid expenses, $647,000 is included in amounts due from related parties and $1.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

The Services Agreement provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. However, no awards have been issued as of the date these consolidated financial statements were available for issuance. As of September 30, 2022 and December 31, 2021, $12.5 million is included in share-based liabilities due to related party in the consolidated balance sheets. Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2022, which is also the date these consolidated financial statements were available to be issued, and has determined that the following subsequent events require disclosure.

On October 6, 2022, the Company entered into Unit Subscription Agreements with certain accredited investors in privately negotiated transactions (collectively, the “Purchasers”) as part of a private placement (the “Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to the Unit Subscription Agreements, the Company sold 7,481,747 units , each consisting of one share of the Common Stock and one warrant, exercisable at a price of $1.93 per Common Share, to the Purchasers for an aggregate purchase price of approximately $9.5 million based on an offering price equal to the trailing 10-day volume weighted price of $1.26 for each Common Share plus one Warrant. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The closing of the Private Placement occurred on October 6, 2022.

On October 7, 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA. The Third Amendment divides the initial funding of up to $15.0 million of the Delayed Draw Term Loan Commitment under the LGSA into two tranches of up to $7.5 million each. The first tranche of $7.5 million was borrowed upon the effectiveness of the Third Amendment on October 7, 2022. In connection with the Third Amendment described above, the Company entered into an amendment and restatement of the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrant agreement related to the New Term Facility. The amended and restated warrant agreement provides that holders party thereto are entitled to additional warrants to purchase an aggregate number of shares of Common Stock equal to an incremental 3.75%, to be divided into two separate increments of 1.875% each, of the fully diluted equity of the Company, determined on the date of the funding of the two separate sub-tranches of $7.5 million each pursuant to the Third Amendment. One investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $0.9 million of the $7.5 million borrowing, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. On October 7, 2022. the Company issued warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share.

On October 25, 2022, the Company entered into a letter agreement with Yorkville pursuant to which it agreed to amend and restate the Promissory Note in its entirety. On October 25, 2022, the Company issued an amended and restated convertible promissory note to Yorkville which, among other things, grants Yorkville the right to extend the maturity date of the Promissory Note from November 25 to December 23, 2022 upon advance notice to the Company and changes the conversion price from $3.75 to $1.26 per share of Common Stock.

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

General

TeraWulf is a vertically-integrated owner and operator of environmentally clean bitcoin mining facilities in the United States. Founded and led by an experienced group of energy & power entrepreneurs, the Company is actively operating and constructing, consistent with its sustainable energy mandate, two bitcoin mining facilities, the Lake Mariner Facility and the Nautilus Cryptomine Facility, in the States of New York and Pennsylvania, respectively. TeraWulf will own and operate its bitcoin mining facility sites and expects to consume over 90% zero-carbon energy, with a target of achieving 100%. In connection with the planned buildout, TeraWulf entered into a power purchase agreement at the Nautilus Cryptomine Facility and will receive power at approximately 2.0 cents/kWh. Moreover, the Lake Mariner Facility is located a mere 40 miles from the Robert Moses Niagara Power Plant, an approximate 2,600MW hydroelectric generating facility, the largest generating facility in New York State, and one of the largest in the country, with 24/7 access to low-cost carbon-free electricity. With the Nautilus Cryptomine Facility power purchase agreement, and the strategic location of the Lake Mariner Facility addition, TeraWulf expects to achieve an average long-term cost of electricity of approximately 3.5 cents/kWh, competitively positioning the Company to be a leading, low-cost and zero-carbon bitcoin mining operator in the United States.

Lake Mariner Facility — Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with NYPA with the potential to expand into an additional 410 MW of energy supply. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022 with 10 MW of mining capacity located on the turbine deck of the former coal-fired power plant and energized its first dedicated mining building (“Building 1”), housing approximately 50 MW of mining capacity, during the third quarter of 2022. During the third quarter of 2022, and in conjunction with Nautilus JV amendment discussed below, the Company expanded its self-mining capacity in Building 1 by transferring miners previously purchased for use at the Nautilus facility in order to accelerate revenue growth. Construction is largely complete at the Company’s second dedicated mining building (“Building 2”), which is also scheduled to house approximately 50MW of mining capacity and is targeted for completion early in 2023.

Nautilus Cryptomine Facility — The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen Energy Corporation (“Talen”). The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility is located “behind the meter” and not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. At the time of this Quarterly Report, the Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy. TeraWulf plans to begin installation of miners at the Nautilus Cryptomine Facility in the fourth quarter of 2022. In August 2022, the Company and Talen amended their joint venture agreement thereby reducing TeraWulf’s stake in the facility to 25% and right-sizing TeraWulf’s miners and infrastructure to enable maximum utilization of 50 MW of power at 2.0 cents/kWh for five years.

TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its bitcoin mining facility sites. Incremental revenues may be generated through the hedging and sale of mined bitcoin and the commercial optimization of TeraWulf’s power supply. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company targets holding an option to purchase the hosted miners in the future at a discounted purchase price.

We believe TeraWulf is an important and low-cost player in the Bitcoin network due to our vertical integration, ramp of large-scale operations, market-leading zero-carbon power supply arrangements and a seasoned, dedicated senior management team.

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

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. The fair value of the aggregate consideration paid for IKONICS was $66.3 million, which includes (i) cash consideration of $13.7 million ($10.3 million net of cash acquired), (ii) equity consideration of $40.6 million and contingent consideration (related to the CVRs) of $12.0 million. As of September 30, 2022, the CVR liability included in the Company’s consolidated balance sheets is $10.6 million. During the three months ended September 30, 2022, the Company completed sales of all IKONICS net assets held for sale for net proceeds of $13.5 million, of which $7.2 million remains in escrow under provisions of an asset purchase agreement. Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”) and the entity has no remaining operations or employees.

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

Results of Operations

Since the Company’s inception on February 8, 2021, the Company’s primary activities have been focused on capital acquisition, merger negotiation and consummation, joint venture negotiation and participation, miner procurement, electricity procurement, construction commencement and management, commencement of mining operations, ongoing mining operations, public company readiness and general corporate activities. The Company’s plan of operation for the next twelve months is to continue to increase the mining capacity at its operating mining facilities and complete the development of its other bitcoin mining facilities, both wholly owned and owned through the Nautilus Joint Venture.

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the IKONICS business as discontinued operations for the nine months ended September 30, 2022.

Revenue and Cost of Revenue

Revenue increased to $3.9 million and $5.5 million during the three months and nine months ended September 30, 2022, respectively, as compared to $0 during the three months ended September 30, 2021 and the period February 8, 2021 (date of inception) to September 30, 2021 due primarily to the commencement of mining activities at the Lake Mariner Facility in March 2022, the accelerated ramp of mining operations during the three months ended September 30, 2022 and also to the commencement of miner hosting arrangements at the Lake Mariner Facility in May 2022 and the three months ended September 30, 2022. During the nine months ended September 30, 2022, revenue from mining was $3.6 million and revenue from hosting was $1.9 million.

Cost of revenue increased to $5.2 million and $5.8 million during the three months and nine months ended September 30, 2022, respectively, as compared to $0 during the three months ended September 30, 2021 and the period February 8, 2021 (date of inception) to September 30, 2021 due primarily to the commencement of mining activities at the Lake Mariner Facility in March 2022 and the accelerated ramp of mining operations during the three months ended September 30, 2022. The cost of power for the three and nine month period ended September 30, 2022 was meaningfully higher than expected primarily due to non-recurring issues associated with the commencement and rapid scaling of mining operations at the Company’s Lake Mariner facility in New York, including (1) a delay until August 2022 in transitioning the facility to the New York Power Authority’s high load factor Service Tariff No. HLF-1, which resulted in increased distribution, demand and related charges, (2) invoicing discrepancies between Lake Mariner, National Grid PLC and New York Power Authority and (3) delayed enrollment in certain of New York’s demand response programs, which resulted in lower ancillary revenues to offset power costs during the period.

While the competitive wholesale electricity markets were abnormally and heavily influenced by domestic and global market events during the three and nine months ended September 30, 2022, futures curves for fossil fuels and power prices have since moderated and the Company expects Lake Mariner to realize power prices that are in line with the Company’s projections and reflect the facility’s ideal location in a region predominately supplied by hydro, nuclear and renewable energy.

Costs and Expenses

The following table presents operating expenses (in thousands):

	Three Months Ended		Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Operating expenses	$261	$—	$1,689	$93
Operating expenses - related party	603	36	812	911
	$864	$36	$2,501	$1,004

Operating expenses (including related party expenses) increased $828,000 from the three months ended September 30, 2021 to the three months ended September 30, 2022 and increased $1.5 million from the period February 8, 2021 (date of inception) to September 30, 2021 to the nine months ended September 30, 2022. The increase related to the three month period ended September 30, 2022 is attributable to the commencement of mining activities at the Lake Mariner Facility in March 2022. The increase related to the nine month period ended September 30, 2022 is attributable primarily to the aforementioned commencement of mining activities and to a two-month miner lease agreement that expired in May 2022. This increase is tempered by the period February 8, 2021 (date of inception) to September 30, 2021 including certain development expenses, including services and third-party costs for transmission consulting, engineering consulting, transmission impact study, electricity procurement and site development.

The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended		Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Selling, general and administrative expenses	$5,934	$3,963	$16,253	$6,747
Selling, general and administrative expenses - related party	2,948	2,035	8,187	4,226
	$8,882	$5,998	$24,440	$10,973

Selling, general and administrative expenses (including related party expenses) increased $2.9 million from the three months ended September 30, 2021 to the three months ended September 30, 2022 and increased $13.5 million from the period February 8, 2021 (date of inception) to September 30, 2021 to the nine months ended September 30, 2022. In each case, the increase is primarily a result of the scope of Company operations whereby the Company was a public company significantly engaged in an infrastructure buildout and commencement of mining activities during the nine months ended September 30, 2022 as opposed to a newly formed private company with limited operations for the period February 8, 2021 (date of inception) to September 30, 2021. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, insurance and general corporate expenses. Professional fees include fixed and passthrough expenses under the administrative and infrastructure services agreement amounting to $8.2 million for the nine months ended September 30, 2022. The Company has undertaken cost reduction initiatives targeted at reducing its overall operating expense that is expected to benefit its operating profitability, going forward

Interest expense for the three months and nine months ended September 30, 2022 was $7.2 million and $16.7 million, respectively and for the three months ended September 30, 2021 and the period February 8, 2021 (date of inception) to September 30, 2021 was $0. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $138.5 million, which was closed on December 1, 2021 with a principal balance of $123.5 million and was amended on July 1, 2022 to include an additional $15.0 million drawn under a delayed draw term loan facility (together, the “Term Loan”). The Term Loan bears an interest rate of 11.5%, which interest payments are due quarterly in arrears. Of the $7.2 and $16.7 million of interest expense reported in the consolidated statements of operations for the three and nine months ended September, 2022, respectively, approximately $2.2 million and $6.6 million, respectively, of the interest expense relates to amortization of debt issuance costs and debt discount related to debt issuance costs, an upfront fee, and the fair value of equity and common stock warrants issued to the Term Loan investors in conjunction with the Term Loan. During the three and nine months ended September 30, 2022, the Company capitalized $1.9 million and $4.3 million, respectively, of interest costs to property, plant and equipment, net and $1.4 million and $2.9 million, respectively, of interest to equity in net assts of investee in the consolidated balance sheet as of September 30, 2022. Additionally, on June 2, 2022, the Company entered into a convertible promissory note (the “Promissory Note”) with a principal balance of $15.0 million. The Promissory Note bears an interest rate of 4.0%. Interest payments are due monthly in conjunction with scheduled principal payments. The Promissory Note may be repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a cash payment premium of 6%, provided that if the Company’s Common Stock market price, as defined, is less than $2.25 per share, the cash payment premium will be 4%. Of the $16.7 million of interest expense reported in the statement of operations for the nine months ended September 30, 2022, approximately $0.3 million of the interest expense relates to amortization of debt issuance costs and debt discount related to an upfront fee.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax for the three and nine months ended September 30, 2022 was $12.7 million and $14.6 million, respectively, and for the three months ended September 30, 2021 and the period February 8, 2021 (date of inception) to September 30, 2021 was $0.0.2 million and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the amounts include an impairment loss of $11.4 million on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution. In each case, the remaining amounts represent TeraWulf’s 50% share of losses of Nautilus, which had not commenced principal operations as of September 30, 2022.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2022 was $0.9 million and $4.4 million, respectively, and for the three months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021 was $0. In conjunction with the IKONICS’ business classification as held for sale upon acquisition on December 13, 2021, the Company has reported the IKONICS business as discontinued operations in the consolidated financial statements. For the three and nine months ended September 30, 2022, the total loss from discontinued operations reported is comprised primarily of an impairment loss on discontinued operations of $0 and $4.5 million, respectively, to write down the related carrying amounts of IKONICS to their fair values less estimated cost to sell, offset for the nine months ended September 30, 2022 by a remeasurement gain of $1.4 million on the CVRs, which represents the contingent consideration purchase price component of the IKONICS acquisition. All IKONICS’ net assets held for sale have been sold as of September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash and cash equivalents of $4.5 million, working capital deficiency, including current assets and current liabilities held for sale, of $89.5 million, total stockholders’ equity of $121.8 million and an accumulated deficit of $162.0 million. The Company incurred a net loss of $66.4 million for the nine months ended September 30, 2022, including a net impairment charge (net of the CVR remeasurement gain) of $3.1 million included in loss from discontinued operations, net of tax related to the acquired IKONICS business. The Company has commenced mining activities, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. The principal uses of cash are for deposits on miners, the buildout of mining facilities, debt service, general corporate activities and investments in Nautilus joint venture related to the miner deposits, mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Nine Months Ended	Period February 8, 2021 (date of inception) to
	September 30,	September 30,
	2022	2021
Cash provided by (used in):
Operating activities:
Continuing operations	$(31,704)	$(9,310)
Discontinued operations	(1,303)	—
Total operating activities	(33,007)	(9,310)
Investing activities	(75,071)	(70,096)
Financing activities	73,354	80,000
Net change in cash and cash equivalents and restricted cash	$(34,724)	$594

Cash used in operating activities for continuing operations was $31.7 million and $9.3 million for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively. For the nine months ended September 30, 2022, cash used in operations results from a net loss of $65.8 million less non-cash expenses, net of $27.2 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $2.9 million. The non-cash expenses were primarily comprised of (i) $4.4 million of loss from discontinued operations, net of tax related to IKONICS’ business, the assets of which were substantially sold as of September 30, 2022, (ii) $14.6 million related to the Company’s equity in net loss, net of tax of Nautilus, (iii) $7.5 million related to amortization of debt issuance cost and accretion of debt discount, (iv) impairment of digital currency and realized gain on sale of digital currency of $0.6 million on a net basis, (v) stock-based compensation of $1.1 million, (vi) depreciation of $1.7 million and (vii) a loss on nonmonetary miner exchange of $0.8 million. The changes in certain assets and liabilities were primarily comprised of a net increase in current liabilities (which includes accounts payable, accrued construction liabilities, other accrued liabilities, other amounts due to related parties and deferred tax liabilities) of $6.6 million, a net increase in current assets (which includes digital currency, prepaid expenses, amounts due from related parties and other current assets) of $1.6 million and an increase in other assets of $0.9 million

Cash used in investing activities for continuing operations was $75.1 million and $70.1 for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively. Deposits on miners comprised $12.1 million and $18.0 million (subsequently contributed to Nautilus and net of joint venture partner reimbursements) for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively. For the nine months ended September 30, 2022, the Company additionally (i) invested $38.4 million in the buildout of mining facilities, (ii) invested $38.0 million (including reimbursable payments made on behalf of the joint venture of joint venture partner offset by reimbursement from joint venture or joint venture partner of less than $0.1 million net cash used) in Nautilus related primarily to the joint venture’s miner deposits and mining facility buildout and (iii) received net proceeds from the sale of IKONICS’ net assets held for sale of $13.5 million.. See “Contractual Obligations and Other Commitments” for additional discussion on miner and Nautilus commitments.

Cash provided by financing activities for continuing operations was $73.4 million and $80.0 for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively. Proceeds from the issuance of Common Stock, net of issuance costs, were $36.8 million and $30.0 million for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, respectively. In addition, for the nine months ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 221, the Company issued shares of Series A Preferred stock (though a separate security in each period) for proceeds, net of issuance costs, of $9.6 million $50.0 million, respectively. For the nine months ended September 30, 2022, the Company also received net proceeds of $14.7 million from the issuance of a convertible promissory note of which $2.8 million was repaid, received proceeds related to an amendment to its long-term debt of $15.0 million and received proceeds, net of principal payments, of notes payable for insurance premium financing of $0.1 million.

Contractual Obligations and Other Commitments

The Company has purchase obligations under miner purchase agreements and commitments under the Talen Joint Venture Agreement as of September 30, 2022, as follows (in thousands):

					Remaining
			Contractual		Contractual
Counterparty	Agreement Description	Agreement Date	Amount	Paid	Amount
Bitmain Technologies Limited	Miner Purchase Agreement (2)	December 7, 2021	$32,550	$13,352	$7,350
Bitmain Technologies Limited	Miner Purchase Agreement (2)	December 15, 2021	$169,050	$69,335	$38,220
Nautilus Cryptomine LLC	Joint Venture Agreement (1)	May 31, 2021, as amended August 27, 2022	$159,788	$142,688	$17,100

(1)	The contractual commitment amount represents the potential contractually required capital contributions of the Company which are required for the initial phase of the Nautilus Cryptomine Facility buildout. The Company was not required to fund the $17.1 million remaining contractual amounts. However, to the extent not funded, the Company’s ownership interest in the Nautilus Cryptomine Facility has been reduced. See additional discussion below regarding target ownership interest and funding payments made subsequent to September 30, 2022. The joint venture members may seek alternate financing for the Nautilus Cryptomine Facility, which could reduce the amount of investments each member would be required to provide. The members may mutually agree on changes to the Nautilus Cryptomine Facility, which could increase or decrease the amount of contributions each joint venture member is required to provide.
(2)	The remaining potential contractual commitments for the Bitmain Technologies Limited Non-fixed Price Sales and Purchase Agreements entered into in December 2021 (the “December Bitmain Agreements”) are based on the maximum contractual amount for remaining undelivered miners, for which the Company has paid 70% of the balance of such maximum contractual amount. Due to the decrease of market prices of miners, the Company does not expect the disclosed remaining potential contractual amount to be required. See additional discussion below, including confirming events occurring subsequent to September 30, 2022.

The December Bitmain Agreements were originally for the purchase of an aggregate 18,000 S19 XP miners, to be delivered to the Lake Mariner Facility between July 2022 and December 2022. Pursuant to the December Bitmain Agreements, the Company paid aggregate initial deposits and installment payments of approximately $82.7 million as of September 30, 2022. The Company received 6,000 S19 XP miners for the Lake Mariner Facility during the three months ended September 30, 2022. The Company has taken actions to optimize the contracts. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts of a Bitmain credit distributed by Nautilus have been applied to so that the Company is current on all payment obligations under the December Bitmain Agreements as of September 30, 2022. Subsequent to September 30, 2022, the Company cancelled the November 2022 batches of 3,000 miners and received a credit for amounts paid. The Company, utilizing certain of the credit amounts, entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19 XP miners and 2,750 S19 Pro miners, with originally scheduled monthly deliveries between November 2022 and February 2023. The Company does not expect any additional payment to be required under the December Bitmain Purchase Agreements.

Pursuant to the terms of the amended and restated Talen Joint Venture Agreement dated August 27, 2022, TeraWulf has been deemed to contribute approximately $142.0 million of capital contributions to Nautilus and had remaining capital commitments of $17.1 million due by November 2022. To achieve the goal of right-sizing its equity investment to 25.1%, the Company subsequently contributed $7.3 million of the $17.1 million capital commitments that resulted in the intended ownership percentage. The Company is not obligated to fund the balance of the $17.1 million scheduled infrastructure-related capital contributions. The aforementioned contributions were based on the then current development budget formed on assumptions and inputs available at the time and are subject to change. Accordingly, the parties intend to make contributions as agreed to by the members in response to project requirements and market conditions. The Company does not expect any additional material infrastructure-related capital contributions to be required.

Financial Condition; Need for Additional Capital

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has commenced mining activities, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. In accordance with its plan to develop its bitcoin mining facilities, during the nine months ended September 30, 2022, the Company paid approximately $12.1 million as deposits on miners, and may have a potential future obligations related to these miner purchase agreements, though it does not expect to do so.  Also, during the nine months ended September 30, 2022, the Company invested $38.0 million, net in its joint venture and has additional commitments under its joint venture agreement. The Company will need additional capital in order to meet these obligations in accordance with the existing contractual terms and to fund the planned development of its bitcoin mining facilities. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities, the sale of mined bitcoin or through the provision miner hosting services. During the nine months ended September 30, 2022 and as discussed below, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”) and a Standby Equity Purchase Agreement for the sale of shares of Common Stock having an aggregate offering price of up to $50.0 million (the “SEPA”).  However, there can be no assurance that the ATM Offering, SEPA or any other financing will be successfully consummated on acceptable terms and volume, if at all, which may impact the timing or scale of TeraWulf’s planned development and the Company’s ability to meet ongoing business needs and financial commitments. In the event TeraWulf is unable to raise additional capital, TeraWulf may seek alternative arrangements or potential partnerships in order to fund its planned development. In the opinion of management, while it expects to be successful in its fundraising efforts, these factors, which include elements of capital acquisition outside the control of the Company, raise substantial doubt about TeraWulf’s ability to continue as a going concern through at least the next twelve months. The financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

ATM Offering. On February 11, 2022, in order to facilitate additional capital acquisition, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (each, individually, an “Agent” and, collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). The Company is not obligated to sell any Shares under the Sales Agreement. In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. Subject to the terms and conditions of the April ATM Sales Agreement, the Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. The Company will pay the Agents a commission equal to 3.0% of the gross sales price from each sale of Shares and provide the Agents with customary indemnification and contribution rights. The April ATM Sales Agreement may be terminated by the Agents or the Company at any time upon five (5) days’ notice to the other party. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”), including a final prospectus supplement dated April 26, 2022. The 2022 Registration Statement provides that the Company may offer and sell from time to time shares of its Common Stock, shares of its preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts or units, or any combination thereof, in one or more offerings in amounts, at prices and on terms that it determines at the time of the offering, with an aggregate initial offering price of up to $500.0 million (or its equivalent in foreign currencies, currency units or composite currencies). As of November 14, 2022, the Company sold 2,910,909 shares of Common Stock for net proceeds of approximately $9.7 million under the ATM Offering.

SEPA. On June 2, 2022, in order to facilitate additional capital acquisition, the Company entered into the SEPA with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50.0 million. Each sale the Company requests under the SEPA (an “Advance”) may be for a number of shares of Common Stock with an aggregate value of the greater of (1) an amount equal to 30% of the daily value traded, as defined, of Common Stock on the trading day prior to the delivery of the Advance notice or (2) $5.0 million. The Common Stock would be purchased at 97.0% of the Market Price, (as defined below) and would be subject to certain limitations, including that Yorkville could not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance (the "Ownership Limitation") or an aggregate of 19.9% of the Company's outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of common stock under the SEPA that equal or exceeds $3.04 per share of Common Stock. “Market Price” is defined in the SEPA as the average of the daily volume weighted average price, as defined, during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. The SEPA contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. Certain conditions precedent must be satisfied in order for the Company to deliver a notice of Advance. These conditions include, but are not limited to, the existence of an effective registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the Notice. The issuance and sale of the Common Stock by the Company under the SEPA are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated June 10, 2022. In addition to the Company’s right to request Advances, subject to certain conditions precedent, the Company had the option to, but was not obligated to, effect a pre-advance loan with a principal amount of $15.0 million through the issuance and sale to Yorkville of a convertible promissory note (the “Promissory Note”). The Company elected to issue and sell the Promissory Note to Yorkville on June 2, 2022. As of September 30, 2022, the Company sold 91,405 shares of Common Stock for net proceeds of $250,000 under the SEPA agreement. The Company repaid $2.8 Million of principal under the Promissory Note as of September 30, 2022.

Long-term Debt Amendment. In July 2022, the Company entered into an amendment to is Loan, Guaranty and Security Agreement (the “LGSA”). This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but is subject to increase upon the occurrence of certain conditions. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche was drawn at closing in July 2022, and the subsequent tranches of up to $35 million may be drawn at Company’s option, subject to certain conditions, including the raising of matching junior capital, as defined. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. In connection with the New Term Facility, the Company issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company. If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% and 4.25% of the then fully diluted equity of the Company, respectively. A certain portion of the Warrants issued under the Warrant Agreement were subject to cancellation, upon the occurrence of certain conditions.; however, the time period for potential warrant cancellation has expired and no warrants were cancelled. In October 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA. The Third Amendment divides the initial funding of up to $15,000,000 of the delayed draw term loan commitment under the LGSA into two tranches of up to $7,500,000 each. The first tranche of $7,500,000 was borrowed upon the effectiveness of the Third Amendment on October 7, 2022. In connection with the Third Amendment described above, the Company entered into an amendment and restatement of the warrant agreement related to the New Term Facility. The amended and restated warrant agreement provides that holders party thereto are entitled to additional warrants to purchase an aggregate number of shares of Common Stock equal to an incremental 3.75%, to be divided into two separate increments of 1.875% each, of the fully diluted equity of the Company, determined on the date of the funding of the two separate sub-tranches of $7,500,000 each pursuant to the Third Amendment. On October 7, 2022. the Company issued warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share.

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

Issuance of Debt with Common Stock or Warrants; Debt Modification

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

In October 2022, the Company entered into the Third Amendment to the LGSA, which included an additional borrowing of $15.0 million and the issuance of warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $0.6 million change in the recorded value of the borrowing under the Third Amendment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

We may be unable to raise additional capital needed to grow our business.

We have operated and expect to continue to operate at a loss as we continue to establish our business model and if Bitcoin prices continue to be low or decline further. In addition, we expect to need to raise additional capital to expand our operations, pursue our growth strategies and to respond to competitive pressures or working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely affect our existing operations. The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including diminished credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Such macroeconomic conditions could also make it more difficult for us to incur additional debt or obtain equity financing. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of our common stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness, take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Inflation in the global economy could negatively impact our business and results of operations.

General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation may negatively impact our business by increasing our operating costs. As a result of inflation, we have experienced, and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Our substantial indebtedness could adversely affect our results of operations and financial condition and prevent us from fulfilling our financial obligations.

As of September 30, 2022 we had principal amount outstanding indebtedness of $150.6 million. Our outstanding indebtedness could have important consequences such as:

●	limiting our ability to obtain additional financing to fund growth, such as mergers and acquisitions; working capital; capital expenditures; debt service requirements; future asset purchases; or other cash requirements, either on more favorable terms or at all;
●	requiring much of our cash flow to be dedicated to interest or debt repayment obligations and making it unavailable for other purposes;
●	causing us to need to sell assets or properties at inopportune times;
●	exposing us to the risk of increased interest costs if the underlying interest rates rise on our debt;
●	limiting our ability to invest operating cash flow in our business (including to obtain new assets or make capital expenditures) due to debt service requirements;
●	limiting our ability to compete effectively with companies that are not as leveraged and that may be better positioned to withstand economic downturns, operational challenges and fluctuations in the price of cryptocurrency;
●	limiting our ability to acquire new assets needed to conduct operations; and
●	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and general economic and market conditions.

Subject to restrictions in our existing debt documents, we may incur substantially more debt in the future. If our indebtedness is further increased, the related risks that we now face, including those described above, would increase. In addition to the principal repayments on outstanding debt, we have other demands on our cash resources, including significant maintenance and other capital expenditures and operating expenses. Our ability to pay our debt depends upon our operating performance. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, restructure our debt, sell assets, limit certain capital expenditures, or reduce spending or we may be required to issue equity at prices that dilute our existing shareholders. Whether or not those kinds of actions are successful, we might seek protections of applicable bankruptcy laws. We may not be able to, at any given time, refinance our debt or sell assets and we may not be able to, at any given time, issue equity, in either case on acceptable terms or at all. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, if we were to seek certain restructuring transactions, either within or outside of Chapter 11, our creditors would experience better returns as compared to our equity holders. Any of these actions could have a material adverse effect on the value of our equity.

The trading price of shares of our common stock has been volatile.

The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by various factors beyond our control including, but not limited to:

●	the underlying volatility in pricing of, and demand for, energy and/or Bitcoin.
●	price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;
●	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
●	significant volatility in the market price and trading volume of securities of companies in the sectors in which our business operates, which may not be related to the operating performance of these companies and which may not reflect the performance of our businesses;
●	loss of a major funding source;
●	operating performance of companies comparable to us;
●	changes in regulations or tax law, including those affecting the holding, transferring or mining of cryptocurrency;
●	share transactions by principal stockholders;
●	recruitment or departure of key personnel;
●	general economic trends and other external factors including inflation and interest rates;
●	increased scrutiny by governmental authorities or individual actors or community groups regarding our business, our competitors or the industry in which we operate;
●	publication of research reports by analysts and others about us or the cryptocurrency mining industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
●	sentiment of retail investors about our common stock and business generally; and speculation in the media or investment community about us or the cryptocurrency industry more broadly.

Our future success will depend upon the value of Bitcoin and other crypto assets; the value of Bitcoin may be subject to pricing risk and has historically been subject to wide swings.

Our operating results will depend on the value of Bitcoin because it is the only cryptocurrency we currently mine. Specifically, our revenues from our Bitcoin mining operations are based on three factors: (1) the number of Bitcoin rewards and transaction fees we successfully mine, (2) the value of Bitcoin and (3) the network hashrate. This means that our operating results will be subject to swings based upon increases or decreases in the value of Bitcoin. Further, our current miners are utilized for mining Bitcoin and do not generally mine other crypto assets, such as Ether, that are not mined utilizing the “SHA-256 algorithm.” If other crypto assets were to achieve acceptance at the expense of Bitcoin causing the value of Bitcoin to decline, or if Bitcoin were to switch its proof of work encryption algorithm from SHA-256 to another algorithm for which our miners are not specialized, or the value of Bitcoin were to decline for other reasons, particularly if such decline were significant or over an extended period of time, our operating results would be adversely affected, and there could be a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations, and harm investors.

The market price of Bitcoin has historically and recently been volatile. For example, since the business combination, the price of Bitcoin has dropped over 65%, resulting in an adverse effect on our results of operations, liquidity and strategy. The market price of Bitcoin is impacted by a variety of factors (including those discussed herein), and is determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of Bitcoin, or our share price, inflating and making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our securities.

As a result of the depressed price of Bitcoin as compared to its historical high, the cryptocurrency industry has experienced increased credit pressures that could result in additional demands for credit support by third parties or decisions by banks, surety bond providers, investors or other companies to reduce or eliminate their exposure to Bitcoin and the cryptocurrency industry as a whole, including our company. These credit pressures could materially and adversely impact our liquidity.

Our business is heavily dependent on the spot price of Bitcoin. The prices of cryptocurrencies, including Bitcoin, have experienced substantial volatility, meaning that high or low prices may be based on speculation and incomplete information, may be subject to rapidly changing investor sentiment, and may be influenced by factors such as technology, regulatory void or changes, fraudulent actors, manipulation, and media reporting. For example, the price of Bitcoin ranged from a low of approximately $29,000 to a high of approximately $69,000 during 2021 and has ranged from approximately $18,500 to approximately $48,000 year-to-date as of September 30, 2022.

Ongoing depressed Bitcoin prices, including the recent decrease to the price of Bitcoin, have resulted in, and could result further in, increased credit pressures on the cryptocurrency industry. These credit pressures, have had a material impact on our business, include, for example, banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry.

We have a limited operating history, with operating losses as we have grown. To date, we have not achieved positive net earnings and we have relied on additional equity and debt financing, in addition to operating cash flow, to fund our operations; if we are unable to raise additional equity and debt financing in the future, our ability to continue to operate as a going concern could be adversely affected.

We began Bitcoin mining in March 2022 and to date, we have not achieved positive net earnings. We have also relied on additional equity and debt financings, in addition to operating cash flow, to fund our operations. Our Bitcoin mining business is in its early stages, and Bitcoin and energy pricing and Bitcoin mining economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the Bitcoin mining, including fluctuating Bitcoin to U.S. Dollar prices, the costs of Bitcoin miners, supply chain constraints and other factors that cause delays in miner deliveries, the number of market participants mining Bitcoin, interruptions in our power supply, and regulatory changes. If we are unable to raise additional equity and debt financing in the future, or if our operating cash flow is insufficient, our ability to continue to operate as a going concern could be adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 2, 2022, Somerset Operating Company, LLC (“Somerset”), an entity owned and controlled by Paul B. Prager, was issued 8,510,638 shares of our Common Stock for an aggregate offering price of approximately $12 million. The shares were issued to Somerset, an accredited investor, in reliance on an exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated under the Securities Act. No underwriting discounts or commissions were paid with respect to the issuance of shares to Somerset.

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

101

Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the Three Months ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period February 8, 2021 (date of inception) to September 30, 2021, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

November 14, 2022	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)