Form 10-K
period 2022-12-31
TERAWULF INC.
filed 2023-03-31
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-41163

TERAWULF INC.

(Exact name of registrant as specified in its charter)

DE		87-1909475
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

9 Federal Street		21601
Easton	MD
(Address of principal executive offices)	(State)	(Zip Code)

(410) 770-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WULF	The Nasdaq Capital Market

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that are required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s second fiscal quarter, was approximately $54,500,102.40.

There were 186,268,682 shares of common stock outstanding as of March 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders.

TERAWULF INC.

(i)

EXPLANATORY NOTE

Restatement of Previously Issued Financial Statements

As part of the Company’s financial statement close process and preparation of its Annual Report on Form 10-K (the “2022 Form 10-K”), the Company identified errors in its historical interim unaudited consolidated financial statements.  The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective interim unaudited consolidated statements of cash flows. The Company determined that its interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 (the “Relevant Periods”) were materially misstated and needed to be restated. The restatements are set forth in detail in Note 18 to the Consolidated Financial Statements.

Internal Control & Disclosure Control Considerations

Management assessed the effectiveness of internal control over financial reporting and identified a material weakness, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. The material weakness solely relates to the inadequate design and operation of management’s review controls over calculating the impact of noncash activity on purchase and deposits on plant and equipment in the consolidated statement of cash flows. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

Non-Reliance on Previously Filed Reports

TeraWulf believes that presenting all of this information regarding the Relevant Periods in this 2022 Form 10-K allows investors to review all pertinent data in a single presentation. Therefore, we do not plan to amend our previously filed Quarterly Reports on Form 10-Q for the Relevant Periods. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the Relevant Periods and any earnings releases or other communications relating to these Relevant Periods. The financial information that has been previously filed or otherwise reported for the Relevant Periods is superseded by the information in this 2022 Form 10-K. TeraWulf will also correct previously reported financial information for this error in its future filings, as applicable.

For discussions of the restatement adjustments, see Item 1A, “Risk Factors” and Item 8, “Financial Statements,” including Notes 2 and 18 of the Notes to the Consolidated Financial Statements.

(i)

PART I

ITEM 1.	Business

Overview

TeraWulf, Inc. (“TeraWulf”, the “Company”, “our” or “we”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf develops, owns and operates its bitcoin mining facility sites in the United States using nuclear, hydro and solar energy sources, currently consuming over 91% zero-carbon energy, with a target of 100% zero-carbon energy by 2028. TeraWulf began trading on Nasdaq under the symbol “WULF” on December 14, 2021, following its successful strategic business combination with RM 101 Inc. (formerly known as IKONICS Corporation).

TeraWulf commenced industrial scale bitcoin mining in March 2022 and is currently operating two near zero-carbon data centers in New York and Pennsylvania, the Lake Mariner Facility and the Nautilus Cryptomine Facility, respectively. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022 and at the Nautilus Cryptomine Facility in February 2023. As of March 30, 2023, these two industrial-scale projects had a self-mining hash rate of 2.8 exahash per second (“EH/s”) with approximately 28,000 miners currently deployed, comprised of 18,000 operational miners at the Lake Mariner Facility (13,000 self-miners and 5,000 hosted miners) and 10,000 self-miners at the Nautilus Cryptomine Facility. TeraWulf’s facilities are expected to reach an aggregate 160 MW of net bitcoin mining capacity with a capacity to support 50,000 miners and over 5.5 EH/s of computational power in the second quarter of 2023.

Our primary source of revenue is from sustainably mining bitcoin at our bitcoin mining facility sites. We also earn revenue from miner hosting services to third parties. We do not hold, sell or transact in bitcoin or any other digital assets for anyone other than ourselves. We do not hedge our bitcoin.

Our industrial scale bitcoin mining operations focus on maximizing our ability to successfully mine bitcoin by growing our hash rate (the amount of computer power we devote to supporting the bitcoin blockchain) to increase our chances of successfully finding cryptographic hashes that create new blocks on the bitcoin blockchain (a process known as “solving a block”). Generally, the greater share of the bitcoin blockchain’s total network hash rate (the aggregate hash rate deployed to solving a block on the bitcoin blockchain) represented by a miner’s hash rate, the greater the miner’s chances of solving a block and therefore earning the block reward, which is currently 6.25 bitcoin plus transaction fees per block. As additional miner operators enter the market in response to increased demand for bitcoin, the bitcoin blockchain’s network hash rate grows.

The majority of our revenue comes from our self-mined bitcoin, which we store and safeguard in a cold storage wallet held by our custodian, NYDIG Trust Company LLC (“NYDIG”), a duly chartered New York limited liability trust company. We participate in a mining pool operated by Foundry Digital LLC (“Foundry”), and at the end of each day, our earned bitcoin is sent by Foundry to our wallet address custodied with NYDIG. Any bitcoin mined by third-party miners hosted at our Lake Mariner Data LLC (“Lake Mariner”) facility site is either (1) delivered directly into the third-party miners’ wallets, which we have neither access to nor oversight over, or (2) delivered into our wallet held by NYDIG, pursuant to the mined bitcoin sharing arrangements agreed to in our respective miner hosting agreements. To the extent we sell any of our mined bitcoin, we do so using NYDIG Execution LLC (“NYDIG Execution”), a Delaware LLC registered as a Money Services Business with the Financial Crimes Enforcement Network and licensed with a BitLicense by the New York State Department of Financial Services. Funds from the sale of our bitcoin by NYDIG Execution are deposited by NYDIG Execution directly into the Company’s bank account at a U.S. depository institution. We do not currently sell or intend to sell our bitcoin on any exchange. Instead, we rely on NYDIG Execution to sell any of our mined bitcoin, pursuant to our execution agreement with NYDIG which is described further in the section titled “Risk Factors” herein. We sell bitcoin on a daily, weekly and monthly basis to pay for all operating expenses of the Company.

As described further in the section titled “Risk Factors” herein, even though we do not hold any cryptocurrency on others’ behalf and do not currently sell or intend to sell our cryptocurrency on exchanges, our business, financial condition and results of operations may still be adversely affected by recent industry-wide developments beyond our control, including the continued industry-wide fallout from (i) the recent ceasing of operations by Silicon Valley Bank, Signature Bank (“SBNY”) and Silvergate Bank and (ii) the recent Chapter 11 bankruptcy filings of cryptocurrency exchange FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund Alameda Research LLC), crypto hedge fund Three Arrows Capital (“Three Arrows”) and crypto lenders Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”), BlockFi Inc., et al. (“BlockFi”) and Genesis Global Holdco, LLC, et al. (“Genesis”). While we have no exposure to FTX, Three Arrows, Celsius, Voyager or BlockFi, Genesis is owned by Digital Currency

Group Inc. (“DCG”), who also owns Foundry, our mining pool provider. At this time, there are no material risks to our business arising from our indirect exposure to Genesis. Most recently, in March 2023, SVB Financial, the parent of Silicon Valley Bank, filed for Chapter 11 bankruptcy.

We have no material direct exposure to SVB Financial, Silicon Valley Bank or Silvergate Bank. Although (i) our cryptocurrency mining business has (x) no direct exposure to any of the cryptocurrency market participants that recently filed for Chapter 11 bankruptcy and (y) no material direct exposure to SVB Financial, Silicon Valley Bank or Silvergate Bank; (ii) we have no assets, material or otherwise, that may not be recovered due to the foregoing bankruptcies or bank shutdowns; (iii) we have no direct exposure to any other counterparties, customers, custodians or other financial institutions or crypto asset market participants known to have (x) experienced excessive redemptions or suspended redemptions or withdrawal of crypto assets, (y) the crypto assets of their customers unaccounted for, or (z) experienced material corporate compliance failures; and (iv) our activities in the commercial optimization of the power supply are unaffected by the recent crypto market and banking industry events; our business, financial condition and results of operations may not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency and banking industries.

On March 12, 2023, Signature Bank (“SBNY”) was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of SBNY to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The FDIC, the U.S. Treasury, and the Federal Reserve jointly announced that all depositors of SBNY would be made whole, regardless of deposit insurance limits.  The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. Normal banking activities resumed on Monday, March 13, 2023.  On March 29, 2023, the Company was advised by the FDIC that the Company’s bank accounts would be closed on April 5, 2023 and any remaining funds as of that date would be distributed to the Company by check.  As of March 30, 2023, the Company held approximately $0.9 million in the former SBNY accounts and intends to transfer all then remaining funds out of Signature Bridge Bank, N.A. by April 5, 2023.

Corporate History and Structure

Paul Prager, Chief Executive Officer (“CEO”) and chairman of the board of directors of TeraWulf, co-founded TeraWulf with Nazar Khan, Chief Operating Officer and Chief Technology Officer, in 2021. Together with Kerri Langlais, Chief Strategy Officer, the TeraWulf management team has worked together for over 15 years.

TeraWulf’s business operations are conducted through several operating subsidiaries with its core operational and business activities directed through TeraWulf. The chart below sets forth TeraWulf’s corporate structure as of the date of this Annual Report. All entities on the chart have been incorporated in the State of Delaware or Minnesota as either corporations or limited liability companies, as the case may be, as indicated on the chart:

RM 101 Inc. (formerly known as IKONICS Corporation)

TeraWulf completed its business combination with RM 101 Inc. (formerly known as IKONICS Corporation) on December 13, 2021 (the “Closing Date”) pursuant to the agreement and plan of merger, dated as of June 24, 2021 (as amended, the “Merger Agreement”). Under the terms of the Merger Agreement, each share of RM 101 Inc. (formerly known as IKONICS Corporation) common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of common stock of TeraWulf, (ii) one contractual contingent value right (each, a “CVR”) pursuant to the Contingent Value Rights Agreement between TeraWulf and RM 101 Inc. (formerly known as IKONICS Corporation) (the “CVR Agreement”) and (iii) the right to receive $5.00 in cash, without interest.

The TeraWulf Advantage: Vertically integrated, Zero-Carbon Bitcoin Miner

Vertical Integration. TeraWulf owns 100% of the Lake Mariner Facility and 25% of the Nautilus Cryptomine Facility. TeraWulf believes its ownership of its bitcoin mining facility sites is vital to its success, as it maximizes efficiency and reduces production cost. Energy infrastructure assets are complex and require specialized equipment, numerous commercial relationships, and diverse stakeholder groups. Ownership of its mining sites allows TeraWulf to take a wholistic approach to ensure projects are completed safely, timely, and reliably. In addition, vertical integration allows TeraWulf to be good stewards of the environment and the communities in which it operates. Furthermore, ownership enhances the ability to actively manage site development, the project supply chain, and commercial arrangements. Most importantly, it provides employees, investors, and communities accountability and transparency.

Environmentally Clean. TeraWulf’s strategy is to be the market leader for sustainable bitcoin mining. TeraWulf’s two bitcoin mining facilities are currently powered by more than 91% zero-carbon energy with a goal of utilizing 100% zero-carbon energy. The Nautilus Cryptomine Facility is powered by 100% zero-carbon nuclear energy and the Lake Mariner Facility in New York sources power in Western New York where over 91% of market energy comes from zero-carbon resources, primarily hydro and nuclear. Given the power-intensive nature of bitcoin mining and the implications for the environment, TeraWulf believes that its access to inexpensive, zero-carbon power represents a meaningful and durable competitive advantage for the Company relative to its publicly traded bitcoin mining peers.

Low Cost Energy Supply. TeraWulf expects to have one of the lowest electricity costs among its publicly traded bitcoin mining peers at approximately $0.035 per kilowatt-hour, augmenting TeraWulf’s competitive position in varying bitcoin price environments. The Nautilus Cryptomine Facility benefits from a contracted, fixed price of power of $0.02 per kilowatt-hour for a term of five years. TeraWulf anticipates the market cost of power at the Lake Mariner Facility will average approximately $0.045 per kilowatt-hour. TeraWulf’s Lake Mariner Facility and the Nautilus Cryptomine Facility are located at structurally congested points in their respective markets and may increase power optimization opportunities and the ability to provide ancillary services to the electrical distribution grid.

Scale Rapidly with Proprietary Expansion Pipeline. TeraWulf’s ability to achieve scale in its mining operations is driven by its access to state-of-the-art miners, ability to structure competitive power supply arrangements, and deep energy infrastructure and operational expertise. TeraWulf has the ability to significantly expand mining operations at its existing site. The Lake Mariner Facility has the ability to expand another 80 MW in the near term, and up to 500 MW in total. TeraWulf also retains the option to expand its mining capacity at the Nautilus Cryptomine Facility by 50 MW. In addition to its proprietary expansion capacity, TeraWulf has developed a strong, collaborative relationship with the leading mining equipment manufacturer, Bitmain. This strategic relationship supports preferred access and advantaged cost structures for Bitmain’s ASIC miners.

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

Human Capital Management

As of March 30, 2023, TeraWulf had eight full-time employees. TeraWulf’s human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating TeraWulf’s employees, advisors and consultants. TeraWulf provides employees the opportunity to advance professionally and to be rewarded commensurate with results. As TeraWulf is a small team of only eight employees, TeraWulf also uses its affiliate Beowulf E&D’s human capital resources for support pursuant to the administrative and infrastructure services agreement. Beowulf E&D, along with TeraWulf, is focused on ESG and diversity initiatives, and both companies share similar goals, corporate standards and governance practices as a result of their affiliated relationship. The principal purpose of TeraWulf’s 2021 Omnibus Incentive Plan is to attract, retain and motivate employees, executive officers and directors through the granting of stock-based compensation awards.

Planned Mining Operations

TeraWulf commenced industrial scale bitcoin mining in March 2022 and is currently operating two near zero-carbon data centers in New York and Pennsylvania. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022 and at the Nautilus Cryptomine Facility in February 2023. As of March 30, 2023, these two industrial-scale projects had a self-mining hash rate of 2.8 EH/s with approximately 28,000 miners currently deployed, comprised of 18,000 operational miners at the Lake Mariner Facility (13,000 self-miners and 5,000 hosted miners) and 10,000 self-miners at the Nautilus Cryptomine Facility. TeraWulf’s facilities are expected to reach an aggregate 160 MW of net bitcoin mining capacity with a capacity to support 50,000 miners and over 5.5 EH/s of computational power in the second quarter of 2023.

Lake Mariner Facility — Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with the New York Power Authority (“NYPA”) with the potential to expand into an additional 410 MW of energy supply. The Lake Mariner Facility began mining operations in March 2022 and as of March 30, 2023, has approximately 60 MW of operational mining capacity, representing approximately 18,000 miners. TeraWulf expects to reach 110 MW of mining capacity at the facility, representing approximately 34,000 miners, in the second quarter of 2023 pending the completion of construction of Building 2, which will add another 50 MW of mining capacity. The Lake Mariner Facility has the ability to expand another 80 MW in the near term, and up to 500 MW in total.

Nautilus Cryptomine Facility — Co-located with the 2.5 GW nuclear-powered Susquehanna Steam Electric Station in Berwick, Pennsylvania (the “Susquehanna Station”), 2.3 GW of which are owned and operated by Talen Energy Corporation (“Talen”), the Nautilus Cryptomine Facility nuclear-powered bitcoin mining facility with a current capacity of 200 MW. The Nautilus Cryptomine is a joint venture between TeraWulf and Cumulus Coin, LLC, a subsidiary of Talen. TeraWulf owns a 25% equity interest in the facility, which represents 50 MW of mining capacity. The Nautilus Cryptomine Facility is not connected to the electrical distribution grid, but is rather “behind-the-meter”, thereby avoiding transmission and distribution charges typically paid by other large power consumers. The Nautilus Cryptomine Facility receives nuclear power directly from a substation connected to the Susquehanna Station’s electrical generators, which is contractually priced at a fixed cost of $0.02 per kilowatt-hour over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility commenced mining in February 2023 and as of March 30, 2023, TeraWulf has approximately 10,000 miners energized, representing approximately 1.0 EH/S of self-mining capacity. TeraWulf expects to reach its full 50 MW capacity at the facility, representing approximately 16,000 miners, in the second quarter of 2023. TeraWulf has the option to add an additional 50 MW of bitcoin mining capacity, for a total of 100 MW, at the Nautilus Cryptomine Facility.

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

Agreements Relating to TeraWulf’s Business and Operations

Equipment Supply Agreements

Bitmain Agreements

On June 15, 2021, Nautilus executed (i) the non-fixed price sales and purchase agreement (the “First Quarter 2022 Bitmain Agreement”) with Bitmain to purchase 15,000 S19j Pro miners , with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and March 2022 and (ii) the non-fixed price sales and purchase agreement (the “Second Quarter 2022 Bitmain Agreement” and, together with the First Quarter 2022 Bitmain Agreement, the “2022 Bitmain Agreements”) with Bitmain to purchase 15,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between April 2022 and June 2022. In 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. In 2021, the Company paid Bitmain approximately $124.6 million under the 2022 Bitmain Agreements. On a net basis, the Company funded approximately $76.9 million as Talen reimbursed the Company in 2021 approximately $47.7 million in accordance with the Nautilus Cryptomine Joint Venture Agreement. As of December 31, 2022, the First Quarter 2022 Bitmain Agreement had concluded with all parties performing thereunder. In September 2022, the Second Quarter 2022 Bitmain Agreement was cancelled whereby each Nautilus member received a $31.2 million credit with Bitmain to use at the respective Nautilus member’s discretion (the “Bitmain Credit”). Additionally, approximately 5,000 of the miners ordered under the First Quarter 2022 Bitmain Agreement were delivered to the Lake Mariner Facility to be deployed there, pursuant to that certain exchange agreement by and between TeraWulf (Thales) LLC (“TeraWulf (Thales)”), Cumulus Coin LLC (“Cumulus Coin”) and Nautilus, entered into on March 14, 2022 and the August 27, 2022 amended and restated Talen Joint Venture Agreement. See “—Talen Joint Venture—Talen Joint Venture Agreement.”

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel such batch of miners and the remaining balance on such batch shall be refunded no later than two years after the cancellation. The Company is responsible for all transportation-related logistics costs for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid $2.0 million during the nine months ended September 30, 2022 and paid an initial deposit of approximately $11.4 in 2021. In September 2022, the Company cancelled the September and October 2022 batches, and the payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit were applied to the Second Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Second Bitmain Purchase Agreement to be concluded.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company holds an option to partially or wholly cancel such batch of miners, and the remaining balance on such batch shall be refunded no later than two years after the cancellation. The Company is responsible for all transportation-related logistics costs for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid $10.2 million during the nine months ended September 30, 2022 and paid an initial deposit of approximately $59.2 million in 2021. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit have been applied to the Third Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Third Bitmain Purchase Agreement to be concluded.

On September 28, 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,400 S19XP miners and 2,700 S19 Pro miners, with originally scheduled monthly deliveries between October 2022 and January 2023 (the “September 2022 Bitmain Purchase Agreements”) for a total purchase price of $23.7 million. The purchase price will be satisfied through application of the balance of the Bitmain Credit.

On November 4, 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19XP miners and 2,750 S19 Pro miners, with originally scheduled monthly deliveries between November 2022 and February 2023 (the “November 2022 Bitmain Purchase Agreements”) for a total purchase price of $24.9 million. The purchase price will be satisfied through application of the available account credits.

On December 5, 2022, the Company entered into a Future Sales and Purchase Agreement with Bitmain for the aggregate purchase of 14,000 S19 Pro miners, with originally scheduled monthly deliveries commencing December 2022 (the “December 2022 Bitmain Purchase Agreement”) for a total purchase price of $22.4 million. The purchase price will be satisfied through application of the available account credits.

Minerva Agreement

On March 19, 2021, TeraWulf executed an agreement for the purchase of bitcoin miners from Minerva Semiconductor Corp. (“Minerva”) for a total of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “Minerva Purchase Agreement”). Pursuant to the Minerva Purchase Agreement, the Company paid an initial deposit of $23.7 million. Concurrently with the execution of the Nautilus Cryptomine Joint Venture agreement, TeraWulf assigned the Minerva Purchase Agreement to Nautilus During the period February 8, 2021 (date of inception) to December 31, 2021, the Company paid Minerva $16.8 million and was reimbursed by Talen for 50% of that amount and also reimbursed by Talen an additional amount of $11.9 million related to 50% of the initial deposit paid. The balance of payments under the Minerva Purchase Agreement were originally scheduled to be paid as follows: (i) 30% of the total price six months before the shipping date of each batch of bitcoin miners; (ii) 30% of the total price three months before the shipping date of each batch of bitcoin miners; and (iii) the remaining 20% of the total price one month before the shipping date of each batch of bitcoin miners. Production delays at Minerva’s factory have impacted the initial pricing and delivery schedule. Accordingly, Nautilus and Minerva have deemed all payments made to date to apply to the initial 9,000 miners to be shipped. As of March 30, 2023, Nautilus had not amended the Minerva Purchase Agreement.

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

TeraWulf agreed to pay Beowulf E&D an annual fee for the first year in the amount of $7.0 million payable in monthly installments, and an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt-hour of electric load utilized by the Facilities thereafter. TeraWulf will also provide Beowulf E&D reimbursement for certain reasonable and documented equipment, infrastructure and operating expenses incurred in the performance of Beowulf E&D’s obligations under the administrative and infrastructure services agreement, which reimbursement will be prepaid monthly by TeraWulf and reconciled monthly. Beowulf E&D may also request advances for emergencies as well as equipment, infrastructure and operating expenses that require expedited payment terms.

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

On March 29, 2023, TeraWulf and Beowulf E&D entered into Amendment No. 1 to the administrative and infrastructure services agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.46 million payable in monthly installments, until all obligations under the Company’s Loan, Guaranty and Security Agreement dated as of December 1, 2021, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced.

Lake Mariner Facility Lease

On June 1, 2021, Lake Mariner entered into the lease agreement (the “Lake Mariner Facility Lease”) with Somerset Operating Company, LLC (“Somerset”), a company 99.9%-owned and controlled by TeraWulf’s CEO, pursuant to which Lake Mariner agreed to lease from Somerset approximately 79 acres in the Town of Somerset, Niagara County, New York for an initial term of five years with an option to extend the term for additional five years on the same terms as the initial term with at least six months prior written notice from Lake Mariner to Somerset. On July 1, 2022, the Lake Mariner Facility Lease was amended (the “Lake Mariner Facility Lease Amendment”) to increase the initial term to eight years and to amend certain other non-financial sections to adjust environmental obligations, events of default and indemnification, site access rights and leasehold mortgage rights. Pursuant to the Lake Mariner Facility Lease Amendment, Lake Mariner, as tenant, irrevocably granted to the agent on behalf of the Company’s lenders under its Loan, Guaranty and Security Agreement, in its capacity as a leasehold mortgagee, a right of first refusal with respect to any assignment by Lake Mariner of the Lake Mariner Facility Lease.

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

Wendel Agreement

On September 17, 2021, Wendel Construction, Inc., as subcontractor, Beowulf E&D, as contractor and TeraWulf, as owner, entered into the Project Build Subcontract Agreement to substantially build the Lake Mariner Facility (as amended by that certain 2nd Amendment to Project Build Subcontract Agreement, the “Wendel Agreement”). The Wendel Agreement provided that TeraWulf pay Wendel for their performance of the work, with a Control Estimate (as defined therein) of approximately $47.1 million. Pursuant to the terms of the Wendel Agreement, TeraWulf was responsible for maintaining an escrow account balance that, when added to the unexpended Advance Payment (as defined therein), was equal to $3.0 million or 100% of the remaining project costs, whichever was less, by the 15th day of each month until the earlier of (i) the date on which the project is completed and (ii) the date on which the agreement terminates. Progress payments on the Wendel Agreement are made monthly through the escrow account.

On March 9, 2022, the Wendel Agreement was amended to expand the scope of work to include the design and construction of an additional building, building #3, to house approximately 15,000 additional miners with an electrical capacity of approximately 50 megawatts. Wendel retained five sub-subcontractors to perform various work under the Wendel Agreement.

On March 6, 2023, TeraWulf, Beowulf E&D and Wendel entered into a mutual termination agreement pursuant to which the Wendel Agreement was terminated in all respects, effective as of December 13, 2022. Under the terms of the mutual termination agreement, Wendel agreed to pay approx. $1.86 million to its sub- subcontractors, assigned five sub-subcontracts to Beowulf E&D and Beowulf assumed the remaining financial obligations thereunder in an amount of approx. $435,000. As of March 6, 2023, construction of building #1 of the Lake Mariner Facility was complete, construction of building #2 was partially complete and the design of building #3 was complete.

Custody and Sales of Bitcoin

NYDIG Custodial Agreement

On March 10, 2022, we entered into a Digital Asset Custodial Agreement with NYDIG (the “NYDIG Custodial Agreement") pursuant to which NYDIG holds our bitcoin in cold storage as custodian in a digital asset account in the Company’s name (the “Digital Asset Account”), In exchange for its custodial services, NYDIG charges an annual fee equal to a percentage of our custodied bitcoin, based on its daily average value in U.S. Dollars. Our bitcoin in the Digital Asset Account does not constitute “deposits” within the meaning of U.S. federal or state banking law. Balances of digital assets in the Company’s Digital Asset Account are not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) protections.

NYDIG holds the Company’s bitcoin in trust for our benefit, and NYDIG has no right, interest or title in our custodied bitcoin. Beneficial and legal ownership of all our bitcoin remains freely transferable without the payment of money or value and NYDIG has no ownership in the Company’s custodied bitcoin. The Company’s bitcoin does not constitute an asset on NYDIG’s balance sheet and will at all times be identifiable in NYDIG’s database as being stored in the Company’s Digital Asset Account for our benefit. The Company’s bitcoin is held in the Digital Asset Account at all times and is not commingled with other digital assets held by NYDIG, whether for its own account or the account of others, except temporarily (typically for no longer than 12 hours, but in no case longer than 72 hours) as an operational matter, if required, to effect a transfer into our out of our Digital Asset Account.

NYDIG is not permitted to transfer any of our custodied bitcoin except as expressly directed by the Company pursuant to a designated security procedure. NYDIG maintains policies, procedures and practices reasonably designed to comply with the New York Department of Financial Services’ Cybersecurity Regulation (23 NYCRR 500). Transfers of the Company’s bitcoin requires private keys stored on one or more servers, hard drives, or other media physically present at a location in the United States. No physical, operational and cryptographic system for the secure storage of private keys is perfectly secure, and loss or theft due to operational or other failure is always possible. NYDIG does not guarantee the value of the Company’s bitcoin. NYDIG does not control any decentralized peer-to-peer network used to transfer bitcoin (“Digital Asset Network”) and is not responsible for the services provided by those Digital Asset Networks. The software and cryptography that governs the protocols of Digital Asset Networks have short histories and could at any time be found ineffective or faulty, which could result in the complete loss of value or theft of our custodied bitcoin. NYDIG has established a business continuity plan that will support its ability to conduct business in the event of a significant business disruption, which is reviewed and updated annually.

To the extent NYDIG does not cause or contribute to a loss the Company suffers in connection with any bitcoin transaction initiated, NYDIG has no liability for that loss. In the event NYDIG fails to (1) execute a properly executable instruction of the Company and (2) give the Company notice of such failure, NYDIG will only be liable for our actual damages. In no event will either be liable for any indirect, incidental, special or consequential losses. Either party’s total aggregate liability arising out of or relating to the NYDIG Custodial Agreement is limited to the greater of (1) the fair market value of the amount of the Company’s custodied bitcoin at the time in which the events giving rise to the liability occurred and (2) the fair market value of the amount of our custodied bitcoin at the time that NYDIG notifies us in writing or we otherwise have actual knowledge of the events giving rise to the liability. The fair market value of each digital asset will be determined by NYDIG according to its valuation policy, which may differ from the way the Company values its digital asset holdings The NYDIG Custodial Agreement has a term of one ear and renews automatically for successive one-year periods, unless terminated by either party upon 30 days prior written notice.

NYDIG Execution Agreement

On September 16, 2022, we entered into a Digital Asset Execution Agreement (the “Execution Agreement”) with NYDIG Execution pursuant to which NYDIG Execution executes or arranges our bitcoin sales orders (“Orders”) as our agent. NYDIG Execution may execute the Company’s Orders against one of its customers or counterparties, on a digital asset exchange, or against NYDIG Execution or other NYDIG affiliate. We deliver our Orders to NYDIG Execution via a designated security procedure, and each Order is affirmatively accepted by NYDIG Execution. While the Company’s bitcoin may temporarily be processed through a NYDIG Execution customer account, our bitcoin is not commingled with the assets of NYDIG Execution. NYDIG Execution deposits any cash from the sale of the Company’s bitcoin directly into the Company’s bank account at a U.S. depositary institution, less any applicable commissions, fees or costs. NYDIG Execution does not guarantee the value of our bitcoin, does not control any Digital Asset Network and is not responsible for any delay or failure to complete any Order caused by a Digital Asset Network. If NYDIG Execution fails to (1) execute a properly executable Order and (2) give the Company notice of such failure, NYDIG Execution will only be liable for our actual damages. In no event will NYDIG Execution be liable for any consequential, indirect, special or punitive damages. NYDIG Execution or the Company can terminate the Execution Agreement upon thirty days prior written notice.

Mining Pool Services

Foundry Digital Services Agreement

We entered into a Service Agreement (“Service Agreement”) with Foundry Digital LLC (“Foundry”) by accessing and using the Pool (defined below) pursuant to which Foundry provides us with a digital currency mining pool (“Pool”) and other services/products that may be added based on the Pool site (“Service”). The Pool and Service provided by Foundry does not include wallet or custodial services. We have authorized Foundry to be fully responsible for the disposal and distribution of the profits from the Service. Foundry may modify or interrupt the Service at any time without informing us and without liability to us or any third party not directly related. Foundry has the right to modify the Service Agreement at any time. If we do not agree to the Service Agreement or any of its modifications, then we must cease to use the Pool and will not be allowed further access to the Pool and Service. We are using the Pool and Service at our own risk. In the event that our access and/or rights to the Pool and Service are discontinued, we are solely responsible for settling the remaining balances left in our account. Foundry must use commercially reasonable efforts to assist us with settling any remaining balances in our account. Foundry is not responsible or liable to us for any balances remaining in our account three months after our access and/or rights to the Pool and Service have been discontinued (regardless of whether the balances were left in our account intentionally). The Service Agreement remains in effect until our access and usage rights to the Pool and Service are terminated by either us or Foundry. We may terminate the Service Agreement at any time upon settlement of any pending transactions. Foundry may, at its sole discretion, limit, suspend or terminate our access to the Pool and Service if: (i) we become subject to bankruptcy/insolvency proceedings, (ii) we liquidate, dissolve, terminate or suspend our business, (iii) we breach the Service Agreement or (iv) we perform any act or omission that materially impacts our ability to adhere to the Service Agreement.

As described further in the section titled “Risk Factors” herein, even though we do not hold any cryptocurrency on others’ behalf and do not currently sell or intend to sell our cryptocurrency on exchanges, our business, financial condition and results of operations may still be adversely affected by recent industry-wide developments beyond our control, including the continued industry-wide fallout from the recent Chapter 11 bankruptcy filings of cryptocurrency exchange FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund Alameda Research LLC), crypto hedge fund Three Arrows Capital (“Three Arrows”) and crypto lenders Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”), BlockFi Inc., et al. (“BlockFi”) and Genesis Global Holdco, LLC, et al. (“Genesis”). Most recently, in January 2023, Genesis filed for Chapter 11 bankruptcy. Genesis is owned by Digital Currency Group Inc. (“DCG”), who also owns Foundry, our mining pool provider. At this time, there are no material risks to our business arising from our indirect exposure to Genesis. Although (i) our cryptocurrency mining business has no direct exposure to any of the cryptocurrency market participants that recently filed for Chapter 11 bankruptcy; (ii) we have no assets, material or otherwise, that may not be recovered due to these bankruptcies; (iii) we have no direct exposure to any other counterparties, customers, custodians or other crypto asset market participants known to have (x) experienced excessive redemptions or suspended redemptions or withdrawal of crypto assets, (y) the crypto assets of their customers unaccounted for, or (z) experienced material corporate compliance failures; and (iv) our activities in the commercial optimization of the power supply are unaffected by the recent crypto market events; our business, financial condition and results of operations may not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry.

Talen Joint Venture

Talen Joint Venture Agreement

On May 13, 2021, TeraWulf (Thales) entered into a limited liability company agreement (the “Talen Joint Venture Agreement”) with Cumulus Coin, an affiliate of Talen, to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Nautilus Cryptomine Facility”). Each member originally held a 50% interest in Nautilus. Pursuant to the terms of the Talen Joint Venture Agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Talen Joint Venture Agreement.

On August 27, 2022, the members entered into an amended and restated Joint Venture agreement (the “A&R Talen Joint Venture Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each member retains access to 50% of the electricity supply outlined in the Nautilus Cryptomine Facility Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes. Subsequent to September 30, 2022, the Company targeted a 25% ownership interest in Nautilus and therefore made $7.3 million of the scheduled $17.1 million capital contributions. The Company is not obligated to fund the balance of the $17.1 million scheduled infrastructure-related capital contributions. Accordingly, the Company’s ownership interest in Nautilus as of March 30, 2023 is 25%. Further, Nautilus is governed by a board of managers comprised of one manager appointed by TeraWulf and four managers appointed by Talen.

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

Nautilus and TeraWulf (Thales) entered into an exchange agreement on March 14, 2022, pursuant to which Nautilus sold to TeraWulf (Thales) 2,500 Bitmain S19j Pro bitcoin mining machines (the “Nautilus Miners”) in exchange for an equivalent number of BTC mining machines which are new and either identical to or which, in the reasonable good faith opinion of Cumulus Coin, in the aggregate, function and perform in a manner no less effective in respect of mining BTC than the Nautilus Miners (the “Exchange Miners”). The A&R Talen Joint Venture Agreement removed the Company’s obligation to deliver the Exchange Miners to Nautilus.

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

On March 23, 2023, TeraWulf (Thales) entered into a second amended and restated limited liability company agreement (the “Second A&R Talen Joint Venture Agreement”) with Cumulus Coin. Under the Second A&R Talen Joint Venture Agreement, TeraWulf (Thales) will hold a 25% equity interest in Nautilus and Cumulus Coin will hold a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Bitcoin distributions will be made every two weeks in accordance with each Member’s respective hash rate contributions after deducting each Member’s share of power and operational costs and cash reserves, as established by the board of managers, to fund, among other things, one month of estimated power costs and two months of budgeted expenditures.

Under the Second A&R Talen Joint Venture Agreement, each member will be entitled to make contributions to Nautilus of certain miners up to a maximum determined in accordance with each member’s ownership percentage, by delivering or causing to be delivered and installed or deemed installed on behalf of Nautilus at the Nautilus Cryptomine facility or at Nautilus’ storage facility, such miners. Pursuant to the Second A&R Talen Joint Venture Agreement, certain MinerVa miners that TeraWulf (Thales)

contributed to Nautilus will be removed and provided to TeraWulf (Thales), which TeraWulf (Thales) has the right to replace in its discretion. Likewise, Cumulus Coin may elect to remove certain MinerVa miners that Cumulus Coin contributed to Nautilus, which Cumulus Coin has the right to replace in its discretion.

Nautilus will be governed by a board of managers comprised of one manager appointed by TeraWulf (Thales) and four managers appointed by Cumulus Coin. Under the Second A&R Talen Joint Venture Agreement, the board of managers generally acts upon a majority vote at a duly called meeting at which the manager appointed by TeraWulf (Thales) is present, except that, for certain specified matters (“Special Consent Matters”), the board of managers acts upon a unanimous vote, subject to deadlock procedures. Any Member owning less than 20% of Nautilus has no right to vote on Special Consent Matters. Generally, neither TeraWulf (Thales) nor Cumulus Coin may directly transfer any of its interests in Nautilus to any third parties without the majority consent of the board of managers, except that TeraWulf (Thales) is entitled to transfer its interests in Nautilus if certain conditions are met.

Pursuant to the terms of the Second A&R Talen Joint Venture Agreement, the Nautilus Cryptomine facility will initially require 200 MW of electric capacity, and the Cumulus Coin may elect to expand the energy requirement by up to 100 MW, funded solely by the Cumulus Coin, prior to May 13, 2024, for a total capacity of 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Cumulus Coin or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.

On August 26, 2022, Nautilus and Beowulf E&D entered into an amended and restated facility operations agreement with an early termination right for Nautilus, pursuant to which Beowulf E&D provides, or arranges for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine facility and support Nautilus’s ongoing business at the Nautilus Cryptomine facility. Nautilus terminated the amended and restated facility operations agreement effective December 26, 2022. On December 26, 2022, Nautilus and Talen Energy Supply LLC entered into a replacement facility operations agreement pursuant to which Talen Energy Supply LLC provides, or arranges for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine facility and support Nautilus’s ongoing business at the Nautilus Cryptomine facility. Also on December 26, 2022, Beowulf E&D and Nautilus entered into a transition services agreement to facilitate the prompt transition of the services provided by Beowulf E&D to Nautilus under the amended and restated facility operations agreement to Talen Energy Supply LLC. Pursuant to the transition services agreement, Beowulf E&D shall provide such transition services to Nautilus until June 30, 2023 in exchange for payment by Nautilus of $339,200 and reimbursement of out of pocket expenses.

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

The term of the Nautilus Cryptomine Facility Ground Lease runs for a period of five years, beginning on the date that the Lessee begins mining operations, but no later than June 15, 2022 (the “Commencement Date”). At the end of the initial term, the Lessee will have two options to renew the Nautilus Cryptomine Facility Ground Lease for three years each, and, pursuant to an amendment dated December 28, 2022 to the Nautilus Cryptomine Facility Ground Lease (the “Nautilus Cryptomine Facility Ground Lease Amendment”), an option to extend the term by an interim period of up to six and one half months after the first three year renewal term. Prior to the Commencement Date, the Lessee’s initial base rent is $22,012 per month, which begins on the first day of the first calendar month following the date on which electric power is first made available to the premises sufficient to satisfy the Lessee’s initial energy requirement (“COD”). After the Commencement Date, base rent increases to $131,906 per month for the duration of the term of the Nautilus Cryptomine Facility Ground Lease. In the Nautilus Cryptomine Facility Ground Lease Amendment, the parties confirmed June 15, 2022 as the Commencement Date and July 1, 2022 as the date on which the base rent will increase. The Lessee notified the Lessor that COD occurred on February 14, 2023. The Lessee is responsible for paying additional rent for property taxes, as well as the Lessee’s proportionate share of the Lessor’s operating expenses incurred in the ownership, operation and maintenance of any shared facilities and common areas on the campus. The Lessee is responsible for reimbursing the Lessor for all costs to construct a dedicated substation serving the Nautilus Cryptomine Facility, as such costs are amortized with an interest of 8% per annum over 11 years. The Lessee is also responsible for all costs for the repair and maintenance of the substation.

Another component of compensation under the Nautilus Cryptomine Facility Ground Lease is a provision of power by the Lessor to the Lessee (the “Nautilus Cryptomine Facility Power Purchase Agreement”). Pursuant to the terms of the Nautilus Cryptomine Facility Power Purchase Agreement, electricity will be furnished by the Lessor to the Lessee on a “sub-metering” basis. So long as electric current is supplied by sub-metering, the Lessee will pay to the Lessor a delivered energy charge each month of the term of the Nautilus Cryptomine Facility Power Purchase Agreement. If the Lessee’s capacity factor is below 95% during any such month beginning March 1, 2023, the Lessee is required to pay an additional capacity charge to the Lessor of $4.82 per MW-hour of any capacity shortage.

Beowulf E&D Facility Operations Agreement

On May 13, 2021, Nautilus and Beowulf E&D entered into the facility operations agreement (the “Beowulf E&D Facility Operations Agreement”), pursuant to which Beowulf E&D agreed to provide, or arrange for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine Facility and support Nautilus’s ongoing business at the Nautilus Cryptomine Facility. Nautilus agreed to pay Beowulf E&D an annual fee in the amount of $750,000 payable annually in advance and reimburse Beowulf E&D for all out-of-pocket fees, expenses and capital costs paid by Beowulf E&D or its affiliates.

On August 27, 2022, the Nautilus and Beowulf E&D entered into an amended and restated Beowulf E&D Facility Operations Agreement (the “A&R Beowulf E&D Facility Operations Agreement”) in connection with the A&R Talen Joint Venture Agreement to provide that the term of the A&R Beowulf E&D Facility Operations Agreement remain in effect until the earliest of (i) August 27, 2025, (ii) its termination by mutual consent of Nautilus and Beowulf E&D, (iii) the sale by TeraWulf and its affiliates of their interests in Nautilus, (iv) the consummation of an initial public offering of Nautilus, (v) termination by either party in the event of a default by the other party or (vi) termination by Nautilus for convenience upon at least ninety days prior written notice. Pursuant to the terms of the A&R Beowulf E&D Facility Operations Agreement, if Nautilus terminates the agreement for convenience between July 1, 2022 and June 30, 2023, Nautilus shall pay Beowulf E&D a termination fee in the amount of $1,750,000, or after June 30, 2023, Nautilus shall pay Beowulf E&D a termination fee in the amount of in the amount of $750,000. Nautilus terminated the A&R Beowulf E&D Facility Operations Agreement for convenience effective December 26, 2022.

On December 26, 2022, Beowulf E&D and Nautilus entered into a Transition Services Agreement (the “Transition Services Agreement”) to facilitate the prompt transition of the services provided by Beowulf E&D to Nautilus under the A&R Beowulf E&D Facility Operations Agreement to Talen Energy Supply LLC, the successor provider of infrastructure, construction, operations and maintenance and administrative services to Nautilus. The Transition Services Agreement provides for Beowulf E&D to provide such transition services to Nautilus until June 30, 2023 in exchange for payment by Nautilus of $339,200 payable monthly in advance commencing on January 1, 2023 and reimbursement of out of pocket expenses.

Talen Corporate Services Agreement

On August 27, 2022 and effective as of May 13, 2021, Nautilus and Cumulus Digital, LLC (“Cumulus Digital”) entered into an amended and restated corporate services agreement (the “A&R Talen Corporate Services Agreement”), pursuant to which Cumulus Digital will provide certain corporate and administrative services to Nautilus, including all day-today corporate-level management and support services such as accounting and financial reporting, development planning, real estate, information technology, financial planning and analysis, banking, treasury, regulatory, legal, supply chain and secretarial and administrative functions. Nautilus agreed to pay Cumulus Digital an annual fee in the amount of $750,000 payable annually in advance and reimburse Cumulus Digital for all out-of-pocket fees, expenses and capital costs paid by Cumulus Digital or its affiliates.

The term of the A&R Talen Corporate Services Agreement will continue until the earliest of (i) August 27, 2025, (ii) its termination by mutual consent of Nautilus and Talen Energy Supply, (iii) the sale by Cumulus Coin and its affiliates of their interests in Nautilus, (iv) the consummation of an initial public offering of Nautilus, (v) the termination of the Talen Corporate Services Agreement by either party in the event of a default by the other party or (vi) termination by Nautilus for convenience upon at least ninety days prior written notice. Pursuant to the terms of the A&R Talen Corporate Services Agreement, if Nautilus terminates the agreement for convenience between July 1, 2022 and June 30, 2023, Nautilus shall pay Cumulus Digital a termination fee in the amount of $1,750,000, or after June 30, 2023, Nautilus shall pay Cumulus Digital a termination fee in the amount of in the amount of $750,000.

Loan, Guaranty and Security Agreement

On December 1, 2021, TeraCub entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility (the “Term Loan”). On December 14, 2021, TeraWulf executed a joinder agreement whereby it effectively became the successor borrower to TeraCub and assumed all obligations under the LGSA. The Company is required to pay the outstanding principal balance of the Term Loan in quarterly installments, commencing in April 2023, equal to 12.5% of the original principal amount of the Term Loan. The maturity date of the Term Loan is December 1, 2024. The Term Loan bears an interest rate of 11.5% and an upfront fee of 1%, an amount of approximately $1.2 million. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. Interest payments are due quarterly in arrears. The Company has the option to prepay all or any portion of the Term Loan in increments of at least $5.0 million subject to certain prepayment fees, including: (1) if paid prior to the first anniversary of the LGSA, a make whole amount based on the present value of the unpaid interest that would have been paid on the prepaid principal amount over the first year of the Term Loan, (2) if paid subsequent to the first anniversary of the LGSA but prior to the second anniversary of the LGSA, an amount of 3% of the prepaid principal and (3) if paid subsequent to the second anniversary of the LGSA but prior to the maturity date of the LGSA, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loan is guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and TeraCub and its subsidiaries (except IKONICS), as defined. One Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $15.0 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In July 2022, NovaWulf Digital Master Fund, L.P. transferred a principal balance of $13.0 million of the Term Loan to NovaWulf Digital Private Fund LLC. In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”).

On July 1, 2022, the Company entered into an amendment to the LGSA. This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but the interest rate under the amended LGSA may be increased, if applicable, to the cash interest rate on any junior capital raised plus 8.5%, if higher. No interest rate adjustment has been made under this provision. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche (the "First Amendment Term Loan") was drawn at closing in July 2022, and the subsequent tranches of up to $35 million (the “Delayed Draw Term Loan Commitment”) may be drawn at Company’s option prior to December 31, 2022, subject to certain conditions, including the raising of matching junior capital, as defined. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. The prepayment provisions remain unchanged for the Term Loan. If the New Term Facility is repaid within 121 days of July 1, 2022, then a 3% prepayment penalty is due. A prepayment thereafter results in no prepayment penalty.

In connection with the New Term Facility, the Company paid an upfront fee of $125,000 and issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% (comprised of 2% related to the Delayed Draw Term Loan Commitment and 3% related to the First Amendment Term Loan) of the then fully diluted equity of the Company (the “Lender Warrants”). If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% upon the issuance of a second tranche in the amount of $15.0 million and 4.25% upon issuance of a third tranche in the amount of $20.0 million, in each case as a percentage of the then fully diluted equity of the Company, respectively. A certain portion of the Lender Warrants were subject to cancellation, upon the occurrence of certain conditions, but based on the passage of time no cancellation provisions remain effective. The Lender Warrants were subject to certain vesting restrictions, which expired on September 30, 2022 or October 30, 2022.

On August 26, 2022, TeraWulf Inc. (the “Company”) entered into a second amendment (the “Second Amendment”) to the LGSA. The LGSA, as amended, required the Company to maintain or meet certain affirmative, negative, financial and reporting covenants. The affirmative covenants include, among other things, a requirement for the Company to maintain insurance coverage, maintain mining equipment and comply in all material respects with the Company’s Nautilus joint venture agreement. The negative covenants restrict or limit the Company’s ability to, among other things, incur debt, create liens, divest or acquire assets, make restricted payments and permit the Company’s interest in the Nautilus joint venture to be reduced below 25%.

On October 7, 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA, which divided the initial funding of up to $15,000,000 of the Delayed Draw Term Loan Commitment into two tranches of up to $7,500,000 each. The first tranche of $7,500,000 was borrowed upon the effectiveness of the Third Amendment on October 7, 2022. On the same date, the Company also entered into an amendment and restatement of that certain warrant agreement with respect to the Lender Warrants, which provided for their immediate exercisability.

On January 27, 2023, the Company entered into a binding term sheet with its lenders (the “Term Sheet”) pursuant to which the parties agreed to make certain amendments to the LGSA via a fifth amendment (the “Fifth Amendment”). The Term Sheet provided for the elimination of mandatory amortization of the term loan through April 8, 2024, subject to certain conditions, including the completion of one or more equity capital raises with aggregate net proceeds of at least $33.5 million by March 15, 2023 (such aggregate capital raise, the “Qualified Equity Capital Raise”). The Company satisfied the Qualified Equity Capital Raise condition on March 9, 2023. The Term Sheet also provided for an excess cash flow sweep in place of scheduled principal payments, which will automatically extend to the maturity of the term loan on December 1, 2024 in the event the Company repays at least $40 million of the term loan by April 1, 2024. The modifications to the term loan’s amortization schedule are also contingent on the Company complying with certain corporate governance provisions, and that no default or event of default has occurred or is occurring under the term loan.

On March 1, 2023 (the “Fifth Amendment Effective Date”), the conditions precedent to the effectiveness of the Fifth Amendment were satisfied and the Company entered into the Fifth Amendment. Also, on March 1, 2023, in connection with the execution of the Fifth Amendment, the Company entered into a Warrant Agreement (the “ Fifth Amendment Warrant Agreement”) to issue the following warrants to the lenders: (i) 26,666,669 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $0.01 per share of the Company’s common stock (the “Lender Penny Warrants”) and (ii) 13,333,333 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $1.00 per share of the Company’s common stock (the “Lender Dollar Warrants”). Both the Lender Penny Warrants and the Lender Dollar Warrants are subject to anti-dilution protection for any additional capital raising transaction by the Company of up to $5.0 million following the completion of the Qualified Equity Capital Raise. The Lender Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending at 5:00 p.m., New York City time, on December 31, 2025, and the Lender Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending at 5:00 p.m., New York City time, on December 31, 2026. Also, on March 1, 2023, the Company entered into a registration rights agreement in respect of the Lender Penny Warrants and the Lender Dollar Warrants which provides the lenders with customary shelf and piggyback registration rights. The Lender Penny Warrants and the Lender Dollar Warrants were issued in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.

Intellectual Property

TeraWulf actively uses specific hardware and software for its bitcoin mining operations. In certain cases, source code and other software assets may be subject to an open-source license due to the fact that the majority of the technology in the blockchain and cryptocurrency sectors is open source For these works, we adhere to the terms of any license agreements that may be in place. TeraWulf does not currently own, and does not have any current plans to seek, any patents in connection with its existing and planned blockchain and cryptocurrency related operations. TeraWulf relies upon trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expects to license the use of intellectual property rights owned and controlled by others. In the future, TeraWulf may develop certain proprietary software applications for purposes of its blockchain and cryptocurrency related operations.

TeraWulf owns the internet domain name www.terawulf.com. Information on, or accessible through, TeraWulf’s website, or any other website accessible through TeraWulf’s website, is not incorporated by reference into, and does not form a part of, this Annual Report and is intended to be inactive textual reference only.

Competition

Bitcoin mining is an increasingly competitive industry comprised of companies and organizations of varying scale and sophistication. There has been a significant increase in the number of commercial bitcoin miners attempting to expand and scale their mining operations, which in turn has contributed to increasing the global network’s total hash power. As more hashing capability is added to the bitcoin network, the revenue generating potential of TeraWulf’s miners could be negatively affected. Additionally, as more bitcoin miners enter the industry, TeraWulf may experience additional pressure on profitability and ability to scale operations, due to greater competition for access to miners, mining locations, and infrastructure components.

TeraWulf believes that it addresses many of these risks with its infrastructure-first and vertically integrated strategy, which leverages several key components. The Company has secured several long-term, low-cost energy supply contracts at the sites which it controls directly or through joint venture agreements. Terawulf also receives its miners from different suppliers where its multi-sourcing strategy provides greater alternatives than many peers for supply of this critical component to the mining industry. TeraWulf management’s decades of experience in designing, developing and operating energy infrastructure also enables the Company and its affiliate Beowulf E&D to construct world-class mining facilities that can host miners on a compressed timeline while minimizing construction and operating expenses.

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

On March 2, 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department asking Treasury Secretary Yellen to investigate Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States.

In September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry.

Further, in December 2022 the SEC’s Division of Corporation Finance issued guidance advising companies to disclose exposure and risk to the cryptocurrency market. While the focus is on digital asset managers and exchanges, and not bitcoin miners, the failure of such large asset managers and exchanges may create increased price volatility of bitcoin. TeraWulf does not store our bitcoin on such exchanges; however, we may be impacted by such failures.

In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement discouraging banks from doing business with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered banks.

Also in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the digital asset industry. The bipartisan leadership of the Senate Banking Committee announced that goal as well.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Additionally, we are subject to numerous federal, state and local environmental laws and regulations. Numerous governmental agencies, such as the U.S. Environmental Protection Agency and analogous state and provincial agencies issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with our operations; restrict the way we handle or dispose of our materials and wastes; or require investigatory and remedial actions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, or the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to the protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Complying with these regulatory requirements may increase our cost of doing business and consequently affect our profitability. Moreover, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. We believe that our existing environmental control procedures are adequate and we have no current plans for substantial capital expenditures in this area that would materially and adversely affect our business, financial condition or results of operations.

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

Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward- looking statements are contained principally in the sections entitled “Risk Factors” and “Use of Proceeds.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in cryptocurrency prices, and specifically, the value of bitcoin, which could cause a decline in the demand for TeraWulf’s services;
●	competition among the various providers of data mining services;

●	the need to raise additional capital to meet our business requirements in the future, which may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, could significantly dilute the ownership interests of TeraWulf’s shareholders;
●	the ability to implement certain business objectives and the ability to timely and cost-effectively execute integrated projects;
●	adverse geopolitical or economic conditions, including a high inflationary environment;
●	security threats or unauthorized or impermissible access to our datacenters, our operations or our digital wallet;
●	counterparty risk with respect to our digital asset custodian and our mining pool provider;
●	employment workforce factors, including the loss of key employees;
●	changes in governmental safety, health, environmental and other regulations, which could require significant expenditures;
●	liability related to the use of TeraWulf’s services;
●	currency exchange rate fluctuations; and
●	other risks, uncertainties and factors included or incorporated by reference in this Annual Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our registration statement on Form S-4, which is incorporated by reference into this Annual Report.

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

●	If TeraWulf is unable to successfully maintain its Equipment Supply Agreements on acceptable terms or at all, TeraWulf ’s business, financial condition and results of operations may suffer.
●	Since the development, construction and operation of the Nautilus Cryptomine Facility is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.
●	The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin, or even cause the market for bitcoin to disappear entirely, which would adversely affect an investment in us.
●	TeraWulf may need to raise additional capital to meet its business requirements in the future, which capital raising may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, could significantly dilute the ownership interests of TeraWulf’s shareholders.

●	Our liquidity has been substantially dependent on our financing efforts and our business could be materially adversely affected by limited liquidity in the future.
●	We have identified a material weakness in our internal control over financial reporting which may, if not effectively remediated, result in additional material misstatements in our financial statements.
●	Although our digital assets are only stored using cold storage, we are subject to counterparty risk with respect to our digital asset custodian, NYDIG Trust Company LLC.
●	We are subject to counterparty risk with respect to our mining pool operator, Foundry Digital LLC.
●	If the value of bitcoin declines precipitously, the value of our collateral under our Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent may also decline, and we would face increased losses or impairments in our investments and other assets.
●	Security threats or unauthorized or impermissible access to our datacenters, our operations or our digital wallet from U.S. or non-U.S. actors could result in a loss of our bitcoin and assets or cause damage to our reputation, each of which could adversely affect our business, financial condition and results of operations.
●	Digital assets, such as bitcoin, may become regulated as securities or investment securities.
●	The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate, and the slowing or stopping of the development or acceptance of digital asset systems may adversely affect the Company’s business, financial condition and results of operations.
●	If demand for transactions in bitcoin declines and is replaced by new demand for other cryptocurrencies, the Company’s business, financial condition and results of operations could be adversely affected.
●	Significant contributors to all or any digital asset network could propose amendments to the respective network’s protocols and software that, if accepted and authorized by such network, could adversely affect the Company’s business, financial condition and results of operations.
●	The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the bitcoin network protocol, and a failure to properly monitor and upgrade the protocol could damage the bitcoin network and adversely affect the Company’s business, financial condition and results of operations
●	If a malicious actor or botnet obtains control in excess of 50% of the processing power active on any digital asset network, including the bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that may adversely affect the Company’s business, financial condition and results of operations.
●	If the award of digital assets for solving blocks and transaction fees for recording transactions are not sufficiently high to cover expenses related to running data center operations, it may adversely affect the Company’s business, financial condition and results of operations.
●	To the extent that the profit margins of digital asset mining operations are not high, operators of digital asset mining operations are more likely to immediately sell their digital assets earned by mining in the digital asset exchange market, resulting in a reduction in the price of digital assets that may adversely affect the Company’s business, financial condition and results of operations.
●	To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees, and any widespread delays in the recording of transactions could result in a loss of confidence in that digital asset network, which may adversely affect the Company’s business, financial condition and results of operations.
●	Intellectual property rights claims may adversely affect the operation of some or all digital asset networks.
●	To the extent that the digital asset exchanges representing a substantial portion of the volume in digital asset trading are involved in fraud or experience security failures or other operational issues, such digital asset exchanges’ failures may result in a reduction in the price of some or all digital assets and may adversely affect the Company’s business, financial condition and results of operations.

●	Political or economic crises may motivate large-scale sales of digital assets, which could result in a reduction in some or all digital assets’ values and adversely affect the Company’s business, financial condition and results of operations.
●	The Company’s ability to adopt technology in response to changing security needs or trends poses a challenge to the safekeeping of the Company’s digital assets.
●	Digital asset transactions are irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable and, as a result, any incorrectly executed digital asset transactions may adversely affect the Company’s business, financial condition and results of operations.
●	The limited rights of legal recourse against the Company, and the Company’s lack of insurance protection, exposes the Company and its stockholders to the risk of loss of its digital assets for which no person is liable.
●	The Company may not have adequate sources of recovery if its digital assets are lost, stolen or destroyed.
●	Digital assets held by the Company are not subject to FDIC or SIPC protections.
●	The loss or destruction of a private key required to access a digital asset may be irreversible and, as a result, the Company’s loss of access to its private keys or its experience of a data loss relating to its digital assets may adversely affect the Company’s business, financial condition and results of operations.
●	Because many of the Company’s digital assets are held by digital asset exchanges, it faces heightened risks from cybersecurity attacks and financial stability of digital asset exchanges.
●	As the number of digital assets awarded for solving a block in the blockchain decreases, the incentive for miners to continue to contribute processing power to the respective digital asset network will transition from a set reward to transaction fees.
●	The price of bitcoin may be influenced by regulatory, commercial and technical factors that are highly uncertain resulting in the price of bitcoin being extremely volatile, which may significantly influence the market price of the Company’s common stock.
●	The sale of the Company’s digital assets to pay expenses at a time of low digital asset prices may adversely affect the Company’s business, financial condition and results of operations.
●	The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
●	The decentralized nature of cryptocurrency systems may lead to slow or inadequate responses to crises, which may negatively affect our business.
●	We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.
●	TeraWulf may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against TeraWulf, requiring material future cash payments or charges, which could impair TeraWulf’s financial condition and results of operations.
●	The Company may be classified as an inadvertent investment company.
●	It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding or trading in the Company’s securities may also be considered illegal and subject to sanction.
●	If regulatory changes or interpretations of the Company’s activities require its registration as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act of 1970, as amended, the Company may be required to register and comply with such regulations.
●	Blockchain technology may expose the Company to specially designated nationals or blocked persons or cause it to violate provisions of law.
●	The Company may be required to register and comply with bitcoin regulations and, to the extent that the Company decides to continue operations, the required registrations and regulatory compliance steps may result in extraordinary expenses to the Company.

●	If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on the Company or its shareholders.
●	Under certain recently proposed legislation, substantial tax compliance burdens may be imposed on the Company relating to the tax reporting of bitcoin and bitcoin-related transactions.
●	The Company’s bitcoin holdings could subject it to regulatory scrutiny.
●	Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of the Company’s bitcoin holdings.
●	If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	We do not expect to pay any dividends in the foreseeable future.
●	The market price of our Common Stock may be volatile as a result of recent geopolitical, economic or industry-wide developments, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

ITEM 1A.	Risk Factors

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

Risks Related to Our Business

If TeraWulf is unable to successfully maintain its Equipment Supply Agreements on acceptable terms or at all, TeraWulf’s business, financial condition and results of operations may suffer.

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

TeraWulf has structured and secured competitive equipment supply agreements to purchase state-of-the-art mining equipment from Bitmain and MinerVA. Since its inception, TeraWulf has executed an equipment purchase agreement with MinerVA, four non-fixed price sales and purchase agreements with Bitmain and five future sales and purchase agreements with Bitmain. TeraWulf will be highly dependent on the MinerVA agreement and the Bitmain agreements (collectively, the “Equipment Supply Agreements”) for the development of its business models.

TeraWulf cannot guarantee that it will ultimately be able to successfully consummate the transactions contemplated by the Equipment Supply Agreements on terms acceptable to both TeraWulf’s management team and Bitmain or MinerVA, as applicable. Despite securing Equipment Supply Agreements that provide for delivery of an aggregate total of 44,450 miners between January 2022 and March 2023, such Equipment Supply Agreements are subject to uncertain contractual provisions that could, under certain conditions, leave TeraWulf without adequate or sufficient equipment for its mining operations. Under the Equipment Supply Agreements, the total purchase price is an estimated price, with the actual price to be determined at a specified timeframe before shipment of the respective batch of miners. In addition, each batch of miners constitutes independent legal obligations, and TeraWulf will have limited legal recourse in the event of delays to the delivery date.

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

On August 27, 2022, TeraWulf entered into an amended and restated joint venture agreement with an affiliate of Talen, as amended. The joint venture agreement provides that, except for certain specified matters, decisions are to be made by a majority vote of the board of managers. The board of managers is comprised of one manager appointed by TeraWulf and four managers appointed by Talen. Any significant disagreements between joint venture partners on strategic decisions or the inability of the Talen affiliate to meet obligations to the joint venture or third parties may impede TeraWulf’s ability to control aspects of the development, construction, and operation of the Nautilus Cryptomine Facility.

The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin, or even cause the market for bitcoin to disappear entirely, which would adversely affect an investment in us.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated although regulatory scrutiny of digital asset exchanges is increasing. Many digital exchanges currently do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, which may cause the price of bitcoin to decline. For example, in the first half of 2022, each of Celsius, Voyager and Three Arrows declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX, the third largest digital asset exchange by volume at the time, halted customer withdrawals and shortly thereafter, FTX and its subsidiaries filed for bankruptcy. Most recently, in January 2023, Genesis filed for bankruptcy. Genesis is owned by Digital Currency Group Inc. (“DCG”), who also owns Foundry, our mining pool provider; however, at this time, the Company is not subject to any material risks arising from its indirect exposure to Genesis. Additionally, in March 2023, Silicon Valley Bank, SBNY and Silvergate Bank, which all counted crypto market participants among their clientele, ceased operations in March 2023.

In response to these events, the digital asset markets, including the market for bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in bitcoin. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital assets markets continues to be negatively impacted by these events, digital asset prices, including the price of bitcoin, may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges or banks catering to crypto market participants due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in bitcoin’s value. Because the value of bitcoin is derived from the continued willingness of market participants to exchange government-issued currency that is designated as legal tender in its country of issuance through government decree, regulation, or law (“fiat” currency) for bitcoin, permanent and total loss of the value of bitcoin may result should the marketplace for bitcoin be jeopardized or disappear entirely.

We are continuing to monitor and evaluate our risk management procedures, but we believe our current risk management procedures are reasonably designed and effective. We do not participate in any digital asset exchanges; we do not hold, sell or redeem any cryptocurrency on anyone else’s behalf; we hold our proprietary bitcoin, and any bitcoin earned from hosting arrangements, in a cold storage wallet with our digital asset custodian, NYDIG, a duly chartered New York limited liability trust company, to act as a custodian for our mined bitcoin; we do not hedge our bitcoin; and we sell our bitcoin using NYDIG Execution, a Delaware LLC registered as a Money Services Business with the Financial Crimes Enforcement Network and licensed with a BitLicense by the New York State Department of Financial Services. We do not sell or intend to sell our own bitcoin using any type of exchange, but rather rely on NYDIG Execution to sell our mined bitcoin on our behalf. Even still, the perceived lack of stability in digital asset exchanges and potential decline in the value of bitcoin could adversely affect an investment in us. Furthermore, any permanent, non-temporary decrease in the price of bitcoin would cause a risk of increased losses or impairments in our investments or other assets.

TeraWulf may need to raise additional capital to meet its business requirements in the future, which capital raising may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, could significantly dilute the ownership interests of TeraWulf’s shareholders.

TeraWulf had a working capital deficiency of $111.9 million as of December 31, 2022. TeraWulf will require additional capital in the future to support its operations and may seek to raise additional financing in the future. TeraWulf may not be able to borrow or raise additional capital to meet its current liquidity needs or to otherwise provide the capital necessary to expand its operations and business, whether due to negative investor sentiment from the recent closures of Silicon Valley Bank, SBNY and Silvergate Bank and/or Chapter 11 bankruptcy filings of various cryptocurrency market participants, including Genesis, FTX, BlockFi, Celsius, Voyager and Three Arrows, or adverse geopolitical or economic conditions, which might result in the value of our Common Stock decreasing or becoming worthless. If TeraWulf is unable to raise sufficient financing to meet its liquidity needs, then we may not be able to continue our current operations.

TeraWulf does not rely on third-party exchanges; mines only bitcoin (and no other cryptocurrency) solely for its own account (without customers or counterparties); hosts certain third parties miners at its Lake Mariner datacenter, but does not have any access to or control over third parties’ mined revenue; and, significantly, does not hold crypto assets on behalf of third parties or any customers and has no direct exposure (whether through deposits or otherwise) to any cryptocurrency market participants that recently filed for Chapter 11 bankruptcy or are known to have experienced excessive redemptions, suspended redemptions or have crypto assets of their customers unaccounted for. Additionally, our business in the commercial optimization of power is unaffected by the recent crypto industry market events. However, negative investor sentiment regarding the cryptocurrency industry at large may make it difficult for TeraWulf to obtain additional financing on terms that are acceptable, which could affect TeraWulf’s liquidity. Obtaining additional financing involves risks, including, among others:

●	additional equity or debt financing may not be available to TeraWulf on satisfactory terms and any equity TeraWulf is able to issue will lead to dilution of the ownership interests of TeraWulf’s shareholders;
●	loans or other debt instruments may have terms and/or conditions, such as restrictive covenants, which may limit TeraWulf’s future financing activities; and
●	heightened scrutiny of companies involved with cryptocurrencies in the current regulatory environment, especially as a result of the recent closures of Silicon Valley Bank, SBNY and Silvergate Bank and/or Chapter 11 bankruptcy filings of Genesis, FTX, BlockFi, Celsius, Voyager and Three Arrows, combined with TeraWulf’s capital constraints, may prevent TeraWulf from being able to obtain adequate financing.

Our liquidity has been substantially dependent on our financing efforts and our business could be materially adversely affected by limited liquidity in the future.

We began bitcoin mining in March 2022 and to date, we have not achieved positive net earnings. We have primarily relied upon draws under our Loan, Guaranty and Security Agreement dated as of December 1, 2021, among Wilmington Trust, National Association, a national banking association, in its capacity as administrative agent and collateral agent, the lenders party thereto, the guarantors party thereto and the Company (as amended from time to time, the “LGSA”), as well as additional equity and debt financings, in addition to operating cash flow, to fund our operations. Our bitcoin mining business is in its early stages, and bitcoin and energy pricing and bitcoin mining economics are volatile and subject to uncertainty. Our business is subject to the numerous risks and volatility associated with the cryptocurrency industry, including the fallout from the Chapter 11 bankruptcies of Genesis, FTX, Voyager, Celsius and BlockFi, declines in the value of or fluctuating bitcoin to U.S. Dollar prices, the costs of bitcoin miners, supply chain constraints and other factors that cause delays in miner deliveries, the number of market participants mining bitcoin, interruptions in our power supply, and regulatory changes.

As disclosed elsewhere in this Form 10-K, the Company entered into the Fifth Amendment pursuant to which it achieved amortization relief for its term loans until at least April 2024 with the possibility of extending amortization relief until the maturity date of the term loans. If the Company is unable to successfully extend amortization relief through the maturity date, its liquidity may be materially adversely affected.

Although the Company has taken actions, such as the Equity Offering and the various other transactions disclosed herein, to increase its liquidity, the issues described above and other developments that may negatively affect the Company’s liquidity, such as high inflation and a potential recession, may continue or recur in the future. Actions previously taken by the Company to address these issues, such as cost cutting, may have a negative effect on the future business and results of operations of the Company. There can be no assurance that these developments will not impair the Company’s liquidity in the future. If the Company is unable to finance its business on either a short-term or long-term basis due to a decrease in borrowing capacity under the LGSA, an inability to satisfy the terms of the LGSA or a lack of liquidity (whether as a result of an inability to draw under the LGSA or otherwise), it could result in a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

We have identified a material weakness in our internal control over financial reporting which may, if not effectively remediated, result in additional material misstatements in our financial statements.

TeraWulf’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures,” management identified a material weakness in our internal control over financial reporting. The related control deficiencies resulted in material misstatements in our previously issued interim financial statements for interim periods within the fiscal year ending December 31, 2022. The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective unaudited consolidated statements of cash flows.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, TeraWulf’s management concluded that its internal control over financial reporting and related disclosure controls and procedures were not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.

TeraWulf’s management is actively engaged in developing a remediation plan designed to address this material weakness. If TeraWulf’s remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in its internal control are discovered or occur in the future, its financial statements may contain material misstatements and TeraWulf could be required to restate its financial results.

Although our digital assets are only stored using cold storage, we are subject to counterparty risk with respect to our digital asset custodian, NYDIG Trust Company LLC.

We use NYDIG Trust Company, LLC (“NYDIG”), a duly chartered New York limited liability trust company, to act as a custodian for our mined bitcoin. NYDIG receives and holds our custodied assets, which includes both our digital assets and any cash we may choose to custody with NYDIG.

Our digital assets custodied with NYDIG are not “deposits” within the meaning of U.S. federal or state banking law, and thus balances of digital assets held in our custodian account are not subject to Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) protections. Additionally, instructions to NYDIG to withdraw our digital assets are sent, and digital assets are received by us from NYDIG, using digital asset networks, and the software and cryptography that governs the protocols of digital asset networks have short histories and could at any time be found ineffective or faulty, which could result in the complete loss of value or theft of our digital assets custodied with NYDIG. Additionally, the nature of digital assets means that any technological difficulties experienced by NYDIG may prevent us from accessing or using our bitcoin custodied with NYDIG. Only NYDIG holds the private keys to our wallet, and no one at the Company has access to our wallet’s private keys; any loss of our private keys relating to, or hack or other compromise of, our digital wallet would adversely affect our ability to access or sell our bitcoin. No physical, operational and cryptographic system for the secure storage of private keys is perfectly secure, and loss or theft due to operational or other failure of NYDIG’s operations is always possible.

However, pursuant to our Digital Asset Custodial Agreement, dated as of March 10, 2022, between us and NYDIG (as may be amended, modified or supplemented from time to time, the “Custody Agreement”), NYDIG has covenanted that it holds our digital assets in a segregated account that will at all times be identifiable in NYDIG’s database as being stored for our benefit; that NYDIG has no right, interest or title in our digital assets; and that our digital assets do not constitute an asset on the balance sheet of NYDIG. To the extent NYDIG holds any cash on our behalf, NYDIG may hold our cash in one or more omnibus “for benefit of customers” accounts at one or more U.S. insured depository institutions; however, at this time, the Company has no cash custodied, and has no immediate or future plans to custody, any cash with NYDIG. Furthermore, NYDIG has covenanted that our digital assets will not be commingled with other digital assets held by NYDIG, except temporarily (typically for no longer than 12 hours, but in no case longer than 72 hours) as an operational matter, if required, to effect a transfer into or out of our digital asset account. Significantly, NYDIG represents and warrants that beneficial and legal ownership of all our digital assets is, and will remain, freely transferable without the payment of money or value and that NYDIG has no ownership interest in our account.

While we believe that the Custody Agreement provides our business with reasonable protections for our business’s operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with NYDIG is free from risk, given the various risks enumerated above. To the best of our knowledge, NYDIG safely stores our digital assets in segregated accounts as represented in the Custody Agreement, however, if NYDIG were to be in breach of the Custody Agreement, our digital assets could be compromised. Additionally, if NYDIG were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. Additionally, if NYDIG were to cease operations, declare insolvency or file for bankruptcy, we do not have a readily available backup custodian at this time, and so we would need to self-custody our digital assets using cold storage until we could contract with another adequate custodian for the safe storage of our assets which may have a disruptive effect on our business. In the meantime, our mined bitcoin would continue to aggregate in our proprietary wallet until we found a suitable cold storage custodian.

We are subject to counterparty risk with respect to our mining pool operator, Foundry Digital LLC.

We participate in a mining pool operated by Foundry, a limited liability company organized under the laws of the State of Delaware. As a mining pool participant, we rely on Foundry’s open access mining pool to receive our daily mining rewards and fees from the bitcoin network; our miners “point” or send their hashpower continually throughout the day to Foundry’s pool’s address, which acts as a blockchain miner node on the bitcoin network. At the end of each day, our share of the bitcoin earned by each of our miners is collectively sent from Foundry to our wallet address custodied with NYDIG. Mining pools like Foundry’s allow miners like ours to combine their computing and processing power, increasing our chances of solving a block and getting rewarded by the bitcoin network. Foundry uses the Full Pay Per Share payout model, which means that in exchange for providing computing power to the pool, TeraWulf is entitled to compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined using TeraWulf’s computer power, based upon the then-current blockchain difficulty. Under this model, we are entitled to compensation regardless of whether Foundry successfully records a block to the bitcoin blockchain. Should Foundry’s operator systems suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. We own all of our miners and accompanying electrical infrastructure, and the only connection between our assets and Foundry is that our miners’ hashpower is currently pointed to send all of their hash to Foundry’s address. However, if Foundry were to suffer downtime or cease to exist altogether, the immediate impact to us would be that we would not have a mining pool for our miners to send their daily hashpower to, so the miners would not be able to earn any revenue until we pointed our miners to a new pool provider or became a miner node (as Foundry is) on the bitcoin network. We currently do not have a back-up pool provider, so were Foundry to cease operations, there would be some delay and consequently lost revenue until we retained a new pool provider and pointed our miners at the new pool provider, which we would do by using a mass command issued by our management software. Furthermore, while we receive daily reports from Foundry detailing the total processing power provided to its mining pool and our proportion of that total processing power to determine the distribution of rewards to us, we are dependent on the accuracy of Foundry’s record keeping. We have little means of recourse against Foundry if we determine the proportion of the reward paid out to us by Foundry is incorrect, other than leaving Foundry’s pool altogether. If we are unable to consistently obtain accurate proportionate rewards from our pools, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations. Additionally, were Foundry to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of any mining rewards or fees for any given day that had not yet been delivered into our wallet held at NYDIG would be delayed or unrecoverable.

If the value of bitcoin declines precipitously, the value of our collateral under our Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent may also decline, and we would face increased losses or impairments in our investments and other assets.

Our mined bitcoin, together with all of our Company’s other assets, serves as collateral for our lenders under our LGSA. If the price of bitcoin were to decline precipitously, the value of our collateral package under the LGSA will also decline. While we are still able to draw on our LGSA even if the value of the collateral declines, our ability to raise more financing from our existing lenders or new lenders may be impaired by the current crypto asset market disruption. We would also face a risk of increased losses or impairments in our investments and other assets if the price of bitcoin were to permanently decline.

To protect our bitcoin that is part of our collateral under our loan, we have entered into a Deposit Account Control Agreement, dated as of March 11, 2022, by and among the Company, NYDIG and Wilmington Trust, National Association (on behalf of the lenders under the LGSA) (the “DACA”). Pursuant to the DACA, we deposit our bitcoin with NYDIG in a segregated account, subject to the security interest of Wilmington Trust, National Association, as a secured party. We have also entered into a Digital Asset Execution Agreement between us and NYDIG Execution, a Delaware LLC registered as a Money Services Business with the Financial Crimes Enforcement Network and licensed with a BitLicense by the New York State Department of Financial Services, dated as of September 16, 2022 (as amended, modified or supplemented from time to time, the “Execution Agreement”). Pursuant to the Execution Agreement, so long as the DACA is in effect, we are the lawful owner of all digital assets we send to NYDIG Execution in connection with a transaction (including through transfers from NYDIG and/or NYDIG Execution under the DACA). The Execution Agreement further provides that title and ownership to any such digital assets passes to the purchaser of such digital assets free and clear of liens, claims, charges, encumbrances and transfer restrictions, assuming that cash owing to us from any such transaction is settled directly into a deposit account in our name at a third-party U.S. depository institution. All funds from the sale of bitcoin by NYDIG Execution are currently deposited by NYDIG Execution directly in a third-party U.S. depository institution. Despite these assurances in the Execution Agreement, if NYDIG were to be in breach of the Execution Agreement, our bitcoin and collateral package under our loan with our lenders would be at risk. See also “— Although our digital assets are only stored using cold storage, we are subject to counterparty risk with respect to our digital asset custodian, NYDIG Trust Company LLC.”

Security threats or unauthorized or impermissible access to our datacenters, our operations or our digital wallet from U.S. or non-U.S. actors could result in a loss of our bitcoin and assets or cause damage to our reputation, each of which could adversely affect our business, financial condition and results of operations.

Security breaches, computer malware, software supply chain attacks and computer hacking attacks have been a prevalent concern in the digital asset exchange markets. Any security breach caused by hacking, which could be by U.S. or non-U.S. actors, and involves efforts to gain unauthorized access to information or systems, cause intentional malfunctions or loss, encryption or corruption of data, software, hardware or other computer equipment, and transmit computer viruses or ransomware could harm our business operations or result in the loss of our digital assets. Furthermore, we believe that, as our business grows, we could become a more appealing target for cybersecurity threats.

As discussed elsewhere herein, we rely on cold storage custody solutions from NYDIG to safeguard our bitcoin from theft, loss, destruction or other issues relating to hackers and technological attack. Nevertheless, cold storage security systems may not be impenetrable and may not be free from defect or immune to acts of God, and any loss due to a security breach, software defect or act of God will be borne by TeraWulf. Additionally, our security systems, physical datacenters and operational infrastructure could be breached by outside parties, software defects, action of an employee of TeraWulf, or otherwise and, as a result, an unauthorized party may obtain access to TeraWulf’s private keys, sensitive data control, operation of miners and our bitcoin. In addition, outside parties may attempt to fraudulently induce employees of TeraWulf to disclose sensitive information in order to gain access to our infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, TeraWulf may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security system occurs, the market perception of the effectiveness of TeraWulf’s security system could be harmed, which could adversely affect our business, financial condition and results of operations. Furthermore, in the event of a security breach, TeraWulf may be forced to cease operations or suffer a reduction in digital assets, which could adversely affect TeraWulf’s business, financial condition and results of operations.

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

The approach towards and possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions. To the extent that the digital assets ecosystems do not act to ensure greater decentralization of digital asset mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on any digital asset network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely affect the Company’s business, financial condition and results of operations.

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

As the award of new digital assets for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. For example, the current fixed reward on the bitcoin network for solving a new block is six and a quarter (6.25) bitcoins per block. The reward decreased from twelve and a half (12.5) bitcoins in May 2020. It is estimated that it will halve again in approximately May 2024. This reduction may result in a reduction in the aggregate hashrate of the bitcoin network as the incentive for miners will decrease. Moreover, miners ceasing operations would reduce the aggregate hashrate on the bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the bitcoin network more vulnerable to a malicious actor obtaining control in excess of 50% of the aggregate hashrate on the bitcoin network. Periodically, the bitcoin network has adjusted the difficulty for block solutions so that solution speeds remain in the vicinity of the expected ten-minute confirmation time targeted by the bitcoin network protocol.

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

Over the past ten years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation servers. Currently, new processing power brought onto the digital asset networks is predominantly added by incorporated and unincorporated “professionalized” mining operations. Professionalized mining operations may use proprietary hardware or sophisticated machines. They require the investment of significant capital for the acquisition of this hardware, the leasing of operating space (often in data centers or warehousing facilities), incurrence of electricity costs and the employment of technicians to operate the mining farms. As a result, professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities require professionalized mining operations to more immediately sell digital assets earned from mining operations on the digital asset exchange market, whereas it is believed that individual miners in past years were more likely to hold newly mined digital assets for more extended periods. The immediate selling of newly mined digital assets greatly increases the supply of digital assets on the digital asset exchange market, creating downward pressure on the price of each digital asset.

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

To the extent that any miners cease to record transactions in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for or in addition to the award of new bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions, or transactions that consist of bad actors simultaneously sending two or more bitcoin to different addresses, and a loss of confidence in certain or all digital asset networks, which may adversely affect the Company’s business, financial condition and results of operations.

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

The limited rights of legal recourse against the Company, and the Company’s lack of insurance protection, expose the Company and its stockholders to the risk of loss of its digital assets for which no person is liable.

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

The Company may transfer digital assets from its wallet to digital asset exchanges prior to selling them. Digital assets not held in the Company’s wallet are subject to the risks encountered by digital asset exchanges including a denial-of-service attack or other malicious hacking, a sale of the digital asset exchange, loss of the digital assets by the digital asset exchange and other risks similar to those described herein. The Company may not maintain a custodian agreement with any of the digital asset exchanges that hold the Company’s digital assets. These digital asset exchanges may or may not provide insurance and may lack the resources to protect against hacking and theft. If this were to occur, the Company’s business, financial condition and results of operations may be adversely affected.

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

Risks Relating to Regulatory Matters

We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.

Until recently, relatively little regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. We currently only operate in the United States, and do not currently have any plans to expand our operations beyond the United States. As bitcoin has grown in popularity and in market size, the U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptocurrency industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Additionally, the recent bankruptcy filings of FTX, the third largest digital asset exchange by volume at the time of its filing, and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout calendar year 2022 and the first quarter of 2023, together with the recent closures of Silicon Valley Bank, SBNY and Silvergate Bank, will likely attract heightened regulatory scrutiny from U.S. regulatory agencies such as the SEC and CFTC. Increasing regulation and regulatory scrutiny may result in new costs for the Company and Company’s management having to devote increased time and attention to regulatory matters, change aspects of the Company’s business or result in limits on the utility of bitcoin. In addition, regulatory developments and/or the Company’s business activities may require the Company to comply with certain regulatory regimes. Increasingly strict legal and regulatory requirements and any regulatory investigations and enforcement may result in changes to our business, as well as increased costs, and supervision and examination for ourselves and our service providers. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions. Adverse changes to, or our failure to comply with, any laws and regulations may have an adverse effect on our reputation and brand and our business, operating results, and financial condition.

Additionally, although we are not directly connected to the recent cryptocurrency market events, we may still suffer reputational harm due to our association with the cryptocurrency industry in light of the recent disruption in the crypto asset markets. Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or may adversely affect the Company’s business, reputation, financial condition and results of operations.

TeraWulf may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against TeraWulf, requiring material future cash payments or charges, which could impair TeraWulf’s financial condition and results of operations.

The size, nature and complexity of the Company’s business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings, and government investigations, due to the heightened regulatory scrutiny following the recent disruptions in the crypto asset markets. The Company believes that since cryptocurrency mining, and the digital asset industry generally, is a relatively new business sector, it is more likely subject to government investigation and regulatory determination, particularly following the recent cryptocurrency market participant bankruptcies described elsewhere herein. Any claims, regulatory proceedings or litigation that could arise in the course of the Company’s business could have a material adverse effect on the Company, its business or operations, or the industry as a whole.

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

Risks Related to our Common Stock

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On March 17, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we were provided an initial period of 180 calendar days, or until September 13, 2023, to regain compliance with the minimum bid price rule.

If we do not regain compliance with the minimum bid price rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our common stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Capital Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

The market price of our Common Stock may be volatile as a result of recent geopolitical, economic or industry-wide developments, which could subject us to securities class action litigation and result in substantial losses for our stockholders.

The market price of our Common Stock could be subject to extreme volatility and fluctuations in response to recent industry-wide developments beyond our control, such as continued industry-wide fallout from the recent closures of Silicon Valley Bank, SBNY and Silvergate Bank and/or Chapter 11 bankruptcy filings of cryptocurrency exchange FTX (including its affiliated hedge fund Alameda Research LLC), crypto hedge fund Three Arrows and crypto lenders Celsius, Voyager, BlockFi, and Genesis, as well as the many risk factors listed in this Form 10-K. As mentioned elsewhere herein, we have no material direct exposure to Silicon Valley Bank or Silvergate Bank, nor do we have any direct exposure to any of the cryptocurrency market participants that recently filed for Chapter 11 bankruptcy, including Genesis, whose parent company, DCG, also owns Foundry, our mining pool provider. At this time, the Company is not subject to any material risks arising from its indirect exposure to Genesis. We also have no direct exposure to any of the cryptocurrency market participants who are known to have experienced excessive redemptions, suspended redemptions or have crypto assets of their customers unaccounted for, and we do not have any assets, material or otherwise, that may not be recovered due to these bankruptcies or excessive or suspended redemptions. Nevertheless, the price of our Common Stock may still not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market fluctuations as well as general economic, political and market conditions, such as recessions, high inflation, interest rate changes or international currency fluctuations, may negatively impact the market price of our Common Stock. In addition, such fluctuations could subject us to securities class action litigation, which could result in substantial costs and divert our management’s attention from other business concerns, which could potentially harm our business. As a result of this volatility, our stockholders may not be able to sell their shares of Common Stock at or above the price at which they purchased their shares of Common Stock.

ITEM 1B.	Staff Comments

None.

ITEM 2.	Properties

Corporate Headquarters

TeraWulf maintains its principal corporate offices in Easton, Maryland and New York, New York. Beowulf E&D provides TeraWulf with the office space at these locations in accordance with the terms of the administrative and infrastructure services agreement. In 2022, TeraWulf paid Beowulf E&D a monthly fee in the amount of approximately $42,000. Starting in 2023, the use of TeraWulf’s corporate offices is covered by the base fee under the Amendment No. 1 to the administrative and infrastructure services agreement between TeraWulf and Beowulf E&D, effective as of January 1, 2023. TeraWulf considers its current office space adequate for its current operations.

Lake Mariner Facility

Lake Mariner has entered into the Lake Mariner Facility Lease with Somerset, pursuant to which Lake Mariner leases from Somerset approximately 79 acres in the Town of Somerset, Niagara County, New York for an initial term of eight years with a five-year extension option. See “Agreements Relating to TeraWulf’s Business and Operations — Lake Mariner Facility Lease” for additional information regarding the Lake Mariner Facility Lease.

Nautilus Cryptomine Facility

Nautilus has entered into the Nautilus Cryptomine Facility Ground Lease with Talen Nuclear Development LLC, an affiliate of Talen, pursuant to which Nautilus leases from Talen Nuclear Development LLC the site of the Nautilus Cryptomine Facility for an initial term of five years with two three-year extension options and option to extend the term by an interim period of up to six and one half months after the first three-year extension. See “— Agreements Relating to TeraWulf’s Business and Operations — Talen Joint Venture — Nautilus Cryptomine Facility Ground Lease” for additional information regarding the Nautilus Cryptomine Facility Ground Lease.

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

Market for the Registrant’s Common Equity

Our common stock is listed on The Nasdaq Stock Market LLC under the symbol “WULF.” As of March 30, 2023, there were 68 registered owners of our common stock.

Dividends

We did not declare or pay any cash dividends on our common stock during 2022. We do not currently intend to pay dividends on our common stock and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of certain existing and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.

Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Issuer Purchases of Equity Securities

There were no purchases of our common stock by the Company during the twelve months ended December 31, 2022.

Unregistered Sale of Equity Securities

October 2022 Private Placement

On October 6, 2022, the Company entered into (a) subscription agreements (the “October Subscription Agreements”) with certain accredited investors (the “October Investors”) pursuant to which such October Investors purchased from the Company units (the “October Units”) consisting of: (i) 7,481,747 shares of common stock (the “October Shares”)and (2) warrants (the “October Private Placement Warrants”) exercisable for 7,481,747 shares of common stock (such shares, the “October Private Placement Warrant Shares”) in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “October Private Placement Warrant Agreement) with the October Investors. The October Private Placement Warrant Agreement governs the terms and conditions of the October Private Placement Warrants. Upon closing of the private placement transaction on October 6, 2022, the October Units separated into the October Shares and the October Private Placement Warrants. On January 30, 2023, certain of the October Investors agreed to amend the terms of their warrants such that their warrants would become exercisable only after February 23, 2023, the date of approval of the Charter Amendments described elsewhere in this 2022 Form 10-K.

In connection with the signing of the October Subscription Agreements, the Company and the October Investors entered into a Registration Rights Agreement, dated as of October 6, 2022, pursuant to which the Company agreed to provide customary registration rights to the October Investors.

Lender Warrants

On October 7, 2022, the Company entered into an amendment and restatement of that certain warrant agreement, dated July 1, 2022, by and among the Company and the holders party thereto (such amended agreement, the “Amended and Restated Warrant Agreement”) pursuant to which the Company issued to its lenders under the LGSA warrants exercisable for 2,667,678 shares of common stock exercisable at an exercise price equal to $0.01 per share of common stock in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D. The Amended and Restated Warrant Agreement provided for the immediate exercisability of the lender warrants.

December Private Placement and January Private Placement

On December 12, 2022, the Company entered into (a) subscription agreements (the “December Subscription Agreements”) with certain accredited investors (the “December Investors”) pursuant to which the Company issued to certain of the December Investors, 4,375,000 shares of common stock (the “December Private Placement Warrant Shares”) issuable upon exercise of 5,625,000 warrants (the “December Private Placement Warrants”) exercisable at an exercise price equal to $0.40 per share of common stock in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “December Private Placement Warrant Agreement) with such December Investors. The December Private Placement Warrant Agreement governs the terms and conditions of the December Private Placement Warrants. The December Private Placement Warrants became exercisable on January 16, 2023 and expired on January 31, 2023.

In connection with the signing of the December Private Placement Warrant Agreement, the Company and certain of the December Investors entered into a Registration Rights Agreement, dated as of December 12, 2022, pursuant to which the Company agreed to provide customary registration rights to such December Investors.

On January 30, 2023, the Company entered into additional subscription agreements with the December Investors pursuant to which such December Investors purchased from the Company shares of the Company’s common stock, at a purchase price of $0.40 per share of common stock (the “January Common Shares”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.75 million (the “January Private Placement”). The January Private Placement effectively replaced 50% of the unexercised December Private Placement Warrants at the same purchase price of $0.40 per share of common stock. The January Private Placement closed on March 9, 2023.

Additional 2023 Private Placements Warrants

On January 30, 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investors (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company warrants, each exercisable to purchase one share of the Company’s common stock, at an exercise price of $0.00001 per share of Common Stock (the “Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of common stock of $1.05 for a total of 2,380,952 shares of common stock and (b) warrant agreements (the “Warrant Agreements”) with such Warrant Investors. The Warrant Agreements govern the terms and conditions of the warrants, which became exercisable beginning on February 24, 2023 and expire on December 31, 2023.

Pursuant to the Warrant Subscription Agreements, the Company agreed to provide customary registration rights to the Warrant Investors with respect to the common stock issuable upon conversion of the Warrants. The Warrant Subscription Agreements contain customary representations, warranties and covenants and are subject to customary closing conditions and termination rights.

Convertible Promissory Notes

Amendment to Existing Convertible Promissory Notes

On January 30, 2023, the Company entered into amendments to its previously disclosed convertible promissory notes (the “Existing Convertible Promissory Notes”), originally issued to certain accredited investors on November 25, 2022 and further amended on December 12, 2022, in privately negotiated transactions as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of approximately $3.4 million. The Existing Convertible Promissory Notes converted into shares of Common Stock on February 28, 2023 at a price of $0.40.

Entry into New Convertible Promissory Note

On January 30, 2023, the Company entered into a new convertible promissory note (the “New Convertible Promissory Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.25 million. The New Convertible Promissory Note has a maturity date of April 1, 2025 and accrues annual interest at a rate of 4%. The New Convertible Promissory Note converted into shares of Common Stock on February 28, 2023 at a price of $0.40.

February Private Placement

On February 1, 2023, the Company entered into additional subscription agreements (the “February Subscription Agreements”), with certain accredited investors (the “February Common Stock Investors”), pursuant to which such February Common Stock Investors purchased from the Company shares of the Company’s Common Stock, at a purchase price of $0.68 per share of common stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $0.94 million (the “February Private Placement”). The February Private Placement closed on February 2, 2023.

Pursuant to the February Subscription Agreements, the Company agreed to provide customary registration rights to the Common Stock Investors. The February Subscription Agreements contain customary representations, warranties and covenants and are subject to customary closing conditions and termination rights.

Additional Lender Warrants

On March 1, 2023, in connection with the execution of the Fifth Amendment to the LGSA, the Company entered into a Warrant Agreement (the “Fifth Amendment Warrant Agreement”) to issue the following warrants to the lenders: (i) 26,666,669 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $0.01 per share of the Company’s common stock (the “Lender Penny Warrants”) and (ii) 13,333,333 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $1.00 per share of the Company’s common stock (the “Lender Dollar Warrants”). Both the Lender Penny Warrants and the Lender Dollar Warrants are subject to anti-dilution protection for any additional capital raising transaction by the Company of up to $5.0 million following the completion of the Qualified Equity Capital Raise. The Lender Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending at 5:00 p.m., New York City time, on December 31, 2025, and the Lender Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending at 5:00 p.m., New York City time, on December 31, 2026. Also, on March 1, 2023, the Company entered into a registration rights agreement in respect of the Lender Penny Warrants and the Lender Dollar Warrants which provides the lenders with customary shelf and piggyback registration rights. The Lender Penny Warrants and the Lender Dollar Warrants were issued in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.

ITEM 6.	[Reserved]
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and with the accompanying consolidated financial statements and notes thereto included elsewhere in this report. All figures presented below represent results from continuing operations, unless otherwise specified. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed forward-looking statements. See “Forward-Looking Statements.”

General

TeraWulf is a vertically-integrated owner and operator of environmentally clean bitcoin mining facilities in the United States. Founded and led by an experienced group of energy & power entrepreneurs, the Company is actively operating and constructing, consistent with its sustainable energy mandate, two bitcoin mining facilities, the Lake Mariner Facility and the Nautilus Cryptomine Facility, in the States of New York and Pennsylvania, respectively. TeraWulf will own and operate its bitcoin mining facility sites and expects to consume over 91% zero-carbon energy, with a target of achieving 100%. In connection with the planned buildout, TeraWulf entered into a power purchase agreement at the Nautilus Cryptomine Facility and will receive power at approximately 2.0 cents/kWh. Moreover, the Lake Mariner Facility is located a mere 40 miles from the Robert Moses Niagara Power Plant, an approximate 2,600MW hydroelectric generating facility, the largest generating facility in New York State, and one of the largest in the country, with 24/7 access to low-cost carbon-free electricity. With the Nautilus Cryptomine Facility power purchase agreement, and the strategic location of the Lake Mariner Facility addition, TeraWulf expects to achieve an average long-term cost of electricity of approximately 3.5 cents/kWh, competitively positioning the Company to be a leading, low-cost and zero-carbon bitcoin mining operator in the United States.

Lake Mariner Facility

Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with NYPA with the potential to expand into an additional 410 MW of energy supply. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022 with 10 MW of mining capacity located on the turbine deck of the former coal-fired power plant and energized its first dedicated mining building (“Building 1”), housing approximately 50 MW of mining capacity, during the third quarter of 2022. During the third quarter of 2022, and in conjunction with Nautilus JV amendment discussed below, the Company expanded its self-mining capacity in Building 1 by transferring miners previously purchased for use at the Nautilus facility in order to accelerate revenue growth. Construction is largely complete at the Company’s second dedicated mining building (“Building 2”), which is also scheduled to house approximately 50MW of mining capacity and is targeted for completion in the second quarter of 2023.

Nautilus Cryptomine Facility

The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen. The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility is located “behind the meter” and not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. At the time of this Annual Report, the Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy. TeraWulf began installation of miners at the Nautilus Cryptomine Facility in the fourth quarter of 2022, and began mining bitcoin in the first quarter of 2023. In August 2022, the Company and Talen amended their joint venture agreement thereby reducing TeraWulf’s stake in the facility to 25% and right-sizing TeraWulf’s miners and infrastructure to enable maximum utilization of 50 MW of power at approximately 2.0 cents/kWh for five years.

TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its bitcoin mining facility sites. Incremental revenues may be generated through the hedging and sale of mined bitcoin and the commercial optimization of TeraWulf’s power supply. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company targets holding an option to purchase the hosted miners in the future.

We believe TeraWulf is an important and low-cost player in the bitcoin network due to our vertical integration, ramp of large-scale operations, market-leading zero-carbon power supply arrangements and a seasoned, dedicated senior management team.

Recent Developments

February 2023 Equity Offering

On February 6, 2023, TeraWulf completed an underwritten public offering of 36,764,706 shares of common stock (the “Equity Offering”) at a public offering price of $0.68 per share, with JonesTrading Institutional Services LLC (“JonesTrading”) acting as sole book-running manager (the “Underwriter”) for the Equity Offering. The Company granted the Underwriter a 30-day over-allotment option to purchase up to an additional 5,514,705 shares of its common stock. On February 8, 2023, the Underwriter exercised its over-allotment option and purchased an additional 3,000,000 shares of common stock from the Company at the public offering price of $0.68 per share (the “February 8, 2023 Overallotment Exercise”). On February 28, 2023, the Underwriter further exercised its over-allotment option and purchased an additional 1,000,000 shares of Common Stock from the Company at the public offering price of $0.68 per share (the “February 28, 2023 Overallotment Exercise” and together with the February 8, 2023 Overallotment Exercise, the “Overallotment Exercise”). The Overallotment Exercise resulted in additional net proceeds to the Company of approximately $2.56 million, or approximately $26.56 million in aggregate net proceeds from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses.

Special Meeting of Shareholders

On February 13, 2023, the Company filed a definitive proxy statement to hold a special meeting (the “Special Meeting”) of its shareholders to amend the Company’s charter to (i) increase the maximum number of authorized shares of common stock, with the par value of $0.001 per share, from 200,000,000 to 400,000,000 and the maximum number of authorized shares of preferred stock, with the par value of $0.001 per share, from 25,000,000 to 100,000,000 (collectively, the “Share Increase Amendment”) and (ii) remove the restriction on stockholder action by written consent (the “Written Consent Amendment” and, together with the Share Increase Amendment, the “Charter Amendments”). The Company’s shareholders of record as of the close of business on January 27, 2023 were entitled to vote their shares at the Special Meeting. On February 23, 2023, the Charter Amendments were approved by the Company’s shareholders at the Special Meeting.

Voting and Support Agreement

As an inducement for the Exchanging Shareholder (as defined below) to enter into the Exchange Agreement (as defined below), the Company entered into a Voting and Support Agreement, dated January 30, 2023, with certain of the Company’s shareholders (the “Voting and Support Agreement”). Pursuant to the Voting and Support Agreement, such shareholders voted in support of the Charter Amendments at the Special Meeting.

The Voting and Support Agreement contains customary representations, warranties, covenants and termination rights.

Exchange Agreement

For the purpose of increasing the number of shares available for issuance under the charter prior to the receipt of shareholder approval of the Charter Amendments, on January 30, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with an entity controlled by Paul Prager (the “Exchanging Shareholder”). Pursuant to the Exchange Agreement, the Exchanging Shareholder exchanged a total of 12,000,000 shares of common stock for 12,000,000 new warrants issued by the Company (the “New Exchange Warrants”) in a private exchange exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act. The New Exchange Warrants became immediately exercisable at a strike price of $0.00001 per share on February 24, 2023 and will expire on December 31, 2023. The terms and conditions of the New Exchange Warrants are governed by a certain Warrant Agreement between the Company and the Exchanging Shareholder. The Exchanging Shareholder is entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the New Exchange Warrants.

The Exchange Agreement contains customary representations, warranties, covenants and termination rights.

Entry into Binding Term Sheet for Fifth Amendment to LGSA & Entry into Fifth Amendment to LGSA

On January 27, 2023, the Company entered into a binding term sheet with its lenders (the “Term Sheet”) pursuant to which the parties agreed to make certain amendments to the LGSA via a fifth amendment (the “Fifth Amendment”). The Term Sheet provided for the elimination of mandatory amortization of the term loan through April 8, 2024, subject to certain conditions, including the completion of one or more equity capital raises with aggregate net proceeds of at least $33.5 million by March 15, 2023 (such aggregate capital raise, the “Qualified Equity Capital Raise”). The Company satisfied the Qualified Equity Capital Raise condition on March 9, 2023. The Term Sheet also provided for an excess cash flow sweep in place of scheduled principal payments, which will automatically extend to the maturity of the term loan on December 1, 2024 in the event the Company repays at least $40 million of the term loan by April 1, 2024. The modifications to the term loan’s amortization schedule are also contingent on the Company complying with certain corporate governance provisions, and that no default or event of default has occurred or is occurring under the term loan.

On March 1, 2023 (the “Fifth Amendment Effective Date”), the conditions precedent to the effectiveness of the Fifth Amendment were satisfied and the Company entered into the Fifth Amendment. Also, on March 1, 2023, in connection with the execution of the Fifth Amendment, the Company entered into a Warrant Agreement (the “Fifth Amendment Warrant Agreement”) to issue the following warrants to the lenders: (i) 26,666,669 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $0.01 per share of the Company’s common stock (the “Lender Penny Warrants”) and (ii) 13,333,333 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $1.00 per share of the Company’s common stock (the “Lender Dollar Warrants”). Both the Lender Penny Warrants and the Lender Dollar Warrants are subject to anti-dilution protection for any additional capital raising transaction by the Company of up to $5.0 million following the completion of the Qualified Equity Capital Raise. The Lender Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending at 5:00 p.m., New York City time, on December 31, 2025, and the Lender Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending at 5:00 p.m., New York City time, on December 31, 2026. Also, on March 1, 2023, the Company entered into a registration rights agreement in respect of the Lender Penny Warrants and the Lender Dollar Warrants which provides the lenders with customary shelf and piggyback registration rights. The Lender Penny Warrants and the Lender Dollar Warrants were issued in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.

Additional 2023 Private Placements Warrants

On January 30, 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investors (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company warrants, each exercisable to purchase one share of the Company’s common stock, at an exercise price of $0.00001 per share of Common Stock (the “Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of common stock of $1.05 for a total of 2,380,952 shares of Common Stock and (b) warrant agreements (the “Warrant Agreements”) with such Warrant Investors. The Warrant Agreements govern the terms and conditions of the Warrants, which became exercisable beginning on February 24, 2023 and expire on December 31, 2023.

Pursuant to the Warrant Subscription Agreements, the Company agreed to provide customary registration rights to the Warrant Investors with respect to the common stock issuable upon conversion of the Warrants. The Warrant Subscription Agreements contain customary representations, warranties, covenants and termination rights.

February Private Placement

On February 1, 2023, the Company entered into additional subscription agreements (the “February Subscription Agreements”) with certain accredited investors, investors (the “February Common Stock Investors”) purchased from the Company shares of the Company’s common stock, at a purchase price of $0.68 per share of common stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $0.94 million (the “February Private Placement”). The February Private Placement closed on February 2, 2023.

Pursuant to the February Subscription Agreements, the Company agreed to provide customary registration rights to the Common Stock Investors. The February Subscription Agreements contain customary representations, warranties, covenants and termination rights.

Convertible Promissory Notes

Amendment to Existing Convertible Promissory Notes

On January 30, 2023, the Company entered into amendments to its previously disclosed convertible promissory notes (the “Existing Convertible Promissory Notes”), originally issued to certain accredited investors on November 25, 2022 and further amended on December 12, 2022, in privately negotiated transactions as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of approximately $3.4 million. The Existing Convertible Promissory Notes converted into shares of common stock on February 28, 2023 at a price of $0.40.

Entry into New Convertible Promissory Note

On January 30, 2023, the Company entered into a new convertible promissory note (the “New Convertible Promissory Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.25 million. The New Convertible Promissory Note has a maturity date of April 1, 2025 and accrues annual interest at a rate of 4%. The New Convertible Promissory Note converted into shares of common stock on February 28, 2023 at a price of $0.40.

Registered Direct Offering, December Private Placement and January Private Placement

On December 12, 2022, the Company entered into (a) subscription agreements (the “December Subscription Agreements”) with certain accredited investors (the “December Investors”) pursuant to which the Company issued (i) to the December Investors, 16,850,000 shares of common stock (the “Registered Common Stock”) as part of a registered direct offering (the “Registered Direct Offering”), at a purchase price of $.40 per share of Registered Common Stock, for an aggregate purchase price of $6.74 million before deducting any fees and other expenses and (ii) to certain of the December Investors, the December Private Placement Warrants exercisable at an exercise price equal to $0.40 per share of common stock for December Private Placement Warrant Shares in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “December Private Placement Warrant Agreement) with such December Investors. The December Private Placement Warrant Agreement governs the terms and conditions of the December Private Placement Warrants. The December Private Placement Warrants became exercisable on January 16, 2023 and expired on January 31, 2023.

In connection with the signing of the December Private Placement Warrant Agreement, the Company and certain of the December Investors entered into a Registration Rights Agreement, dated as of December 12, 2022, pursuant to which the Company agreed to provide customary registration rights to such December Investors with respect to the December Private Placement Warrant Shares.

On January 30, 2023, the Company entered into additional subscription agreements with the December Investors pursuant to which such December Investors purchased from the Company shares of the Company’s common stock, at a purchase price of $0.40 per share of common stock (the “January Common Shares”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.75 million (the “January Private Placement”). The January Private Placement effectively replaced 50% of the unexercised December Private Placement Warrants at the same purchase price of $0.40 per share of common stock. The January Private Placement closed on March 9, 2023.

October 2022 Private Placement

On October 6, 2022, the Company entered into (a) subscription agreements (the “October Subscription Agreements”) with certain accredited investors (the “October Investors”) pursuant to which such October Investors purchased from the Company units (the “October Units”) consisting of: (i) 7,481,747 shares of common stock (the “October Shares”) and (2) warrants (the “October Private Placement Warrants”) exercisable for 7,481,747 shares of common stock (such shares, the “October Private Placement Warrant Shares”) in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “October Private Placement Warrant Agreement) with the October Investors. The October Private Placement Warrant Agreement governs the terms and conditions of the October Private Placement Warrants. Upon closing of the private placement transaction on October 6, 2022, the October Units separated into the October Shares and the October Private Placement Warrants. On January 30, 2023, certain of the October Investors agreed to amend the terms of their warrants such that their warrants would become exercisable only after February 23, 2023, the date of approval of the Charter Amendments described elsewhere in this 2022 Form 10-K.

In connection with the signing of the October Subscription Agreements, the Company and the October Investors entered into a Registration Rights Agreement, dated as of October 6, 2022, pursuant to which the Company agreed to provide customary registration rights to the October Investors.

Other Developments

Amendment and Restatement of Lender Warrant Agreement

On October 7, 2022, the Company entered into an amendment and restatement of that certain warrant agreement, dated July 1, 2022, by and among the Company and the holders party thereto (such amended agreement, the “Amended and Restated Warrant Agreement”) pursuant to which the Company issued to its lenders under the LGSA warrants exercisable for 2,667,678 shares of common stock in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D. The Amended and Restated Warrant Agreement provided for the immediate exercisability of the lender warrants.

Loss of Controlled Company Status

After giving effect to the issuance of the Registered Common Stock in the December 2022 Registered Direct Offering, Paul Prager, founder and Chief Executive Officer of the Company, no longer controlled a majority of the Company’s outstanding shares, and certain proxies granted in favor of Stammtisch Investments LLC, an entity owned and controlled by Mr. Prager, terminated in accordance with their terms. As a result, the Company is no longer considered a “controlled company” under applicable Nasdaq rules. The Company is currently in compliance with the applicable Nasdaq corporate governance requirements during the permitted phase-in periods, and expects to be fully in compliance by the requisite deadlines.

Amendment No. 1 to Administrative and Infrastructure Services Agreement

On March 29, 2023, TeraWulf and Beowulf E&D entered into Amendment No. 1 to the administrative and infrastructure services agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.46 million payable in monthly installments, until all obligations under the Company’s LGSA are either indefeasibly repaid in full or refinanced.

Amendment to Talen Joint Venture

On March 23, 2023, TeraWulf (Thales) entered into a second amended and restated limited liability company agreement (the “Second A&R Talen Joint Venture Agreement”) with Cumulus Coin. Under the Second A&R Talen Joint Venture Agreement, TeraWulf (Thales) will hold a 25% equity interest in Nautilus and Cumulus Coin will hold a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Bitcoin distributions will be made every two weeks in accordance with each member’s respective hash rate contributions after deducting each member’s share of power and operational costs and cash reserves, as established by the board of managers, to fund, among other things, one month of estimated power costs and two months of budgeted expenditures.

Under the Second A&R Talen Joint Venture Agreement, each member will be entitled to make contributions to Nautilus of certain miners up to a maximum determined in accordance with each member’s ownership percentage, by delivering or causing to be delivered and installed or deemed installed on behalf of Nautilus at the Nautilus Cryptomine facility or at Nautilus’ storage facility, such miners. Pursuant to the Second A&R Talen Joint Venture Agreement, certain MinerVa miners that TeraWulf (Thales) contributed to Nautilus will be removed and provided to TeraWulf (Thales), which TeraWulf (Thales) has the right to replace in its discretion. Likewise, Cumulus Coin may elect to remove certain MinerVa miners that Cumulus Coin contributed to Nautilus, which Cumulus Coin has the right to replace in its discretion.

Nautilus will be governed by a board of managers comprised of one manager appointed by TeraWulf (Thales) and four managers appointed by Cumulus Coin. Under the Second A&R Talen Joint Venture Agreement, the board of managers generally acts upon a majority vote at a duly called meeting at which the manager appointed by TeraWulf (Thales) is present, except that, for certain specified matters (“Special Consent Matters”), the board of managers acts upon a unanimous vote, subject to deadlock procedures. Any member owning less than 20% of Nautilus has no right to vote on Special Consent Matters. Generally, neither TeraWulf (Thales) nor Cumulus Coin may directly transfer any of its interests in Nautilus to any third parties without the majority consent of the board of managers, except that TeraWulf (Thales) is entitled to transfer its interests in Nautilus if certain conditions are met.

Pursuant to the terms of the Second A&R Talen Joint Venture Agreement, the Nautilus Cryptomine facility will initially require 200 MW of electric capacity, and the Cumulus Coin may elect to expand the energy requirement by up to 100 MW, funded solely by the Cumulus Coin, prior to May 13, 2024, for a total capacity of 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Cumulus Coin or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.

On August 26, 2022, Nautilus and Beowulf E&D entered into an amended and restated facility operations agreement with an early termination right for Nautilus, pursuant to which Beowulf E&D provides, or arranges for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine facility and support Nautilus’s ongoing business at the Nautilus Cryptomine facility. Nautilus terminated the amended and restated facility operations agreement effective December 26, 2022. On December 26, 2022, Nautilus and Talen Energy Supply LLC entered into a replacement facility operations agreement pursuant to which Talen Energy Supply LLC provides, or arranges for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine facility and support Nautilus’s ongoing business at the Nautilus Cryptomine Facility. Also on December 26, 2022, Beowulf E&D and Nautilus entered into a transition services agreement to facilitate the prompt transition of the services provided by Beowulf E&D to Nautilus under the amended and restated facility operations agreement to Talen Energy Supply LLC. Pursuant to the transition services agreement, Beowulf E&D shall provide such transition services to Nautilus until June 30, 2023 in exchange for payment by Nautilus of $339,200 and reimbursement of out of pocket expenses.

The Business Combination

TeraWulf completed its business combination with IKONICS on December 13, 2021 (the “Closing Date”) pursuant to which, among other things, TeraCub Inc. (“TeraCub,” formerly known as TeraWulf Inc.) would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. For financial accounting purposes, the business combination was treated as a reverse merger whereby the accounting acquirer was TeraCub due to TeraCub’s historic shareholders having the majority voting control in the Company, the board of directors members being associated with TeraCub and the senior management of TeraCub becoming the senior management of TeraWulf. Pursuant to business combination accounting, the Company applied the acquisition method, which requires the assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. The Company’s consolidated financial statements include the operating results of IKONICS beginning on the Closing Date.

Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of TeraWulf, (ii) one CVR pursuant to the CVR Agreement, and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock issued and outstanding immediately prior to the Closing Date was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. The fair value of the aggregate consideration paid for IKONICS was $66.3 million, which includes (i) cash consideration of $13.7 million ($10.3 million net of cash acquired), (ii) equity consideration of $40.6 million and (iii) contingent consideration (related to the CVRs) of $12.0 million. As of December 31, 2022, the CVR liability included in the Company’s consolidated balance sheet is $10.9 million. During the year ended December 31, 2022, the Company completed sales of all IKONICS net assets held for sale for net proceeds of $13.3 million, of which $7.0 million remained in escrow under provisions of an asset purchase agreement as of December 3, 2022. In February 2023, all escrowed funds were released to the Company. Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”) and the entity has no remaining operations or employees.

Upon the consummation of the business combination, RM 101 common stock ceased trading on the Nasdaq and TeraWulf Common Stock began trading on the Nasdaq on December 14, 2021 under the ticker symbol “WULF.”

COVID-19

The Company’s results of operations could be adversely affected by general conditions in the economy and in the global financial markets, including conditions that are outside of the Company's control, such as the outbreak and global spread of the novel coronavirus disease (“COVID-19”). The COVID-19 pandemic that was declared on March 11, 2020 has caused significant economic dislocation in the United States and globally as governments across the world, including the United States, introduced measures aimed at preventing the spread of COVID-19. The spread of COVID-19 and the imposition of related public health measures resulted in increased volatility and uncertainty in the cryptocurrency space.

The Company may experience disruptions to its business operations resulting from COVID-19-related supply interruptions (including miner delivery interruptions), quarantines, self-isolations, or other movement and restrictions on the ability of its employees or its counterparties to perform their jobs and provide services. The Company may also experience COVID-19-related delays in construction and obtaining necessary equipment in a timely fashion. To date, the Company has experienced certain, but minimal, delays due to COVID-19 among its employees, suppliers and contractors.

Change in Fiscal Year

Upon the closing of its business combination with IKONICS on December 13, 2021, the Company assumed the fiscal year end of December 31. Previously, the Company’s fiscal year ended on March 31. The historical financial statements for the period from February 8, 2021 (date of inception) and for the nine-month period ended December 31, 2021 have been recast to conform with the Company’s adopted fiscal year.

Restatement of Previously Issued Financial Statements

As part of the Company’s financial statement close process and preparation of its Annual Report on Form 10-K (the “2022 Form 10-K”), the Company identified errors in its historical interim unaudited consolidated financial statements.  The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective interim unaudited consolidated statements of cash flows. The Company determined that its interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 (the “Relevant Periods”) were materially misstated and needed to be restated. The restatements are set forth in detail in Note 18 to the Consolidated Financial Statements.

Results of Operations

Since the Company’s inception on February 8, 2021, the Company’s primary activities have been focused on capital acquisition, merger negotiation and consummation, joint venture negotiation and participation, miner procurement, electricity procurement, construction commencement and management, commencement of mining operations, ongoing mining operations, public company readiness and general corporate activities. The Company’s plan of operation for the next twelve months is to continue to increase the mining capacity at its operating mining facilities and complete the construction of its other bitcoin mining facilities, both wholly owned and owned through the Nautilus Joint Venture.

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the RM 101 business as discontinued operations for the year ended December 31, 2022 the period February 8, 2021 (date of inception) to December 31,2021.

Revenue and Cost of Revenue

Revenue increased to $15.0 million during the year ended December 31, 2022, respectively, as compared to $0 during the period February 8, 2021 (date of inception) to December 31, 2021 due primarily to the commencement of mining activities at the Lake Mariner Facility in March 2022, the accelerated ramp of mining operations during the year ended December 31, 2022 and the commencement of miner hosting arrangements at the Lake Mariner Facility in May 2022. During the year ended December 31, 2022, revenue from mining was $10.5 million and revenue from hosting was $4.5 million.

Cost of revenue increased to $11.1 million during the year ended December 31, 2022, respectively, as compared to $0 during the period February 8, 2021 (date of inception) to December 31, 2021 due primarily to the commencement of mining activities at the Lake Mariner Facility in March 2022, the accelerated ramp of mining operations during the year ended December 31, 2022 and the commencement of miner hosting arrangements at the Lake Mariner Facility in May 2022. Cost of revenues is comprised primarily of power expense and, to a lesser degree, the cost of services provided under our miner hosting agreements. While the cost of power has moderated subsequent to December 31, 2022, certain periods in calendar year 2022 experienced elevated power prices in the New York power market, the primary power market for the Lake Mariner Facility. The Company records payments received for demand response programs as a reduction in cost of revenue; the amount of aggregate payments received were not significant during the year ended December 31, 2022. The Company is expanding its enrollment in such available programs.

Costs and Expenses

The following table presents operating expenses (in thousands):

		Period February 8, 2021 (date of
	Year Ended	inception) to
	December 31,	December 31,
	2022	2021
Operating expenses	$2,038	$104
Operating expenses - related party	1,248	960
	$3,286	$1,064

Operating expenses (including related party expenses) were $3.3 million and $1.1 million for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively, which represents an increase of $2.2 million. Operating expenses are comprised primarily of lease expense, operations labor and various site maintenance costs. The increase is attributable primarily to the commencement of mining activities at the Lake Mariner Facility in March 2022 and the commencement of miner hosting arrangements at the Lake Mariner Facility in May 2022. This increase is tempered by the period February 8, 2021 (date of inception) to December 31, 2021 including certain development expenses, including services and third-party costs for transmission consulting, engineering consulting, transmission impact study, electricity procurement and site development.

The following table presents selling, general and administrative expenses (in thousands):

	Year Ended	Period February 8, 2021 (date of inception) to
	December 31,	December 31,
	2022	2021
Selling, general and administrative expenses	$22,770	$23,759
Selling, general and administrative expenses - related party	13,280	18,576
	$36,050	$42,335

Selling, general and administrative expenses (including related party expenses) were $36.1 million and $42.3 million for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively, which represents a decrease of $6.3 million. The decrease is primarily a result of the period February 8, 2021 (date of inception) to December 31, 2021 including $27.7 million of incremental expense related to the RM 101 business combination, consisting of $15.2 million of financial and legal advisor fees and other merger-related costs and a one-time $12.5 million performance expense to be settled in shares of Common Stock included in selling, general and administrative expenses – related party. The decrease is somewhat offset by the year ended December 31, 2022 having increased costs, including insurance, professional fees and payroll, as it was a public company with a growing business throughout the year. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, insurance and general corporate expenses. Professional fees for the year ended December 31, 2022 include fixed and passthrough expenses under the administrative and infrastructure services agreement amounting to $13.3 million, inclusive of $2.1 million of expense to be settled in shares of Common Stock. Professional fees for the period February 8, 2021 (date of inception) to December 31, 2021 include fixed and passthrough expenses under the administrative and infrastructure services agreement amounting to $18.6 million, inclusive of the aforementioned $12.5 million of share-based expense. The Company has undertaken cost reduction initiatives targeted at reducing its overall operating expense that is expected to benefit its operating profitability going forward.

Depreciation for the year ended December 31, 2022 was $6.7 million and for the period February 8, 2021 (date of inception) to December 31, 2021 was $0. The increase is due primarily to the Lake Mariner Facility commencing operations in March 2022 and ramping operations through the balance of the year ended December 31, 2022.

Impairment of digital currency for the year ended December 31, 2022 was $1.5 million and for the period February 8, 2021 (date of inception) to December 31, 2021 was $0. Impairment of digital currency represents the decline in bitcoin prices during the Company’s holding period of its bitcoin. Bitcoin impairment is not reversed during its holding period but instead a gain, if any, is recognized upon its liquidation. Realized gain on sale of digital currency, representing such gains on bitcoin liquidation, for the year ended December 31, 2022 was $0.6 million and for the period February 8, 2021 (date of inception) to December 31, 2021 was $0.

Interest expense for the year ended December 31, 2022 was $24.7 million and for the period February 8, 2021 (date of inception) to December 31, 2021 was $2.3 million, an increase of $22.4 million. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $146.0 million, which was closed on December 1, 2021 with a principal balance of $123.5 million and was amended in July and October 2022 to include an additional aggregate $22.5 million drawn under a delayed draw term loan facility (together, the “Term Loan”). The Term Loan bears an interest rate of 11.5%, which interest payments are due quarterly in arrears. For the year ended December 31, 2022 and for the period February 8, 2021 (date of inception) to December 31, 2021, interest expense also includes $9.3 million and $1.0 million, respectively, of amortization of debt issuance costs and debt discount related to debt issuance costs, an upfront fee, and the fair value of equity and common stock warrants issued to the Term Loan investors in conjunction with the Term Loan. During the year ended December 31, 2022 and for the period February 8, 2021 (date of inception) to December 31, 2021, the Company capitalized $5.3 million and $0.1 million, respectively, of interest costs to property, plant and equipment, net and $4.6 million and $0.1 million, respectively, of interest to equity in net assts of investee in the consolidated balance sheet as of December 31, 2022 and 2021. For the year ended December 31, 2022, the Company incurred $3.1 million in interest expense related to amortization of a commitment fee for the delayed draw term loan facility comprised primarily of the fair value of common stock warrants issued to the Term Loan lenders. The delayed draw term loan facility expired on December 31, 2022. Additionally, on June 2, 2022, the Company entered into a convertible promissory note (the “Promissory Note”) with a principal balance of $15.0 million. The Promissory Note bore an interest rate of 4.0%. Interest payments were due monthly in conjunction with scheduled principal payments. The Promissory Note could have been repaid with the issuance of Common Stock or with cash and, if repaid in cash, together with a cash payment premium of between 4% and 12%. Of the $24.7 million of interest expense reported in the statement of operations for the year ended December 31, 2022, approximately $1.5 million of the interest relates to the Promissory Note, including $0.4 million of expense related to amortization of debt issuance costs and debt discount related to an upfront fee. The Promissory Note was repaid as of December 31, 2022.

Loss on extinguishment of debt was $2.1 million $0 for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively. The loss on extinguishment of debt for the year ended December 31, 2022 relates to an October 2022 amendment to the Promissory Note which is considered an extinguishment of debt under U.S. GAAP due the change in fair value of the embedded conversion feature. This extinguishment loss was primarily related to the change in the fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the amended Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification.

Income tax benefit was $0.3 million $0.6 million for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance of $29.5 million for the total, net deferred tax assets as of December 31, 2022.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax was $15.7 million for the year ended December 31, 2022 and was $1.5 million for the period February 8, 2021 (date of inception) to December 31, 2021. For the year ended December 31, 2022, the amount includes an impairment loss of $11.4 million on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution. In each case, the remaining amounts represent TeraWulf’s proportional share of losses of Nautilus, which had not commenced principal operations as of December 31, 2022.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax was $4.9 million for the year ended December 31, 2022 and was $49.1 million, for the period February 8, 2021 (date of inception) to December 31, 2021. In conjunction with the RM 101 business classification as held for sale upon acquisition on December 13, 2021, the Company has reported the RM 101 business as discontinued operations in the consolidated financial statements. For the year ended December 31, 2022, the total loss from discontinued operations reported is comprised primarily of an impairment loss on discontinued operations of $4.5 million to write down the related carrying amounts of IKONICS to their fair values less estimated cost to sell, offset by a remeasurement gain of $1.1 million on the CVRs, which represents the contingent consideration purchase price component of the RM 101 acquisition. For the period February 8, 2021 (date of inception)

to December 31, 2021, the loss from discontinued operations, net of tax is comprised primarily of a loss on discontinued operations of $48.9 million to write down the related carrying amount so RM 101 to their fair values less estimated costs to sell. All RM 101 net assets held for sale have been sold as of December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2022, the Company had balances of cash and cash equivalents and restricted cash of $8.3 million, a working capital deficiency of $111.9 million, total stockholders’ equity of $117.8 million and an accumulated deficit of $186.5 million. The Company incurred a net loss attributable to common stockholders of $91.6 million for the year ended December 31, 2022, including a net impairment charge (net of a contingent consideration remeasurement gain) of $4.9 million included in loss from discontinued operations, net of tax related to the acquired RM 101 business. The Company has commenced mining activities at the Lake Mariner Facility, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. The principal uses of cash are for deposits on miners, the buildout of mining facilities, debt service, general corporate activities and investments in Nautilus joint venture related to the miner deposits, mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Year Ended	Period February 8, 2021 (date of inception) to
	December 31,	December 31,
	2022	2021
Cash provided by (used in):
Operating activities:
Continuing operations	$(32,262)	$(21,141)
Discontinued operations	(1,804)	(2,958)
Total operating activities	(34,066)	(24,099)
Investing activities	(94,047)	(201,413)
Financing activities	89,981	271,967
Net change in cash and cash equivalents and restricted cash	$(38,132)	$46,455

Cash used in operating activities for continuing operations was $32.3 million and $21.1 million for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 3, 2021, respectively. For the year ended December 31, 2022, cash used in operations results from a net loss of $90.8 million less non-cash expenses, net of $35.3 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $9.7 million. The non-cash expenses were primarily comprised of (i) $4.9 million of loss from discontinued operations, net of tax related to RM 101’s business, the assets of which were substantially sold as of December 31, 2022, (ii) $15.7 million related to the Company’s equity in net loss, net of tax of Nautilus, (iii) $11.7 million related to amortization of debt issuance cost and accretion of debt discount, (iv) impairment of digital currency and realized gain on sale of digital currency of $0.9 million on a net basis, (v) stock-based compensation of $1.6 million, (vi) depreciation of $6.7 million, (vii) amortization of right-of-use asset of $0.3 million, (viii) a loss on nonmonetary miner exchange of $0.8 million, (ix) loss on extinguishment of debt of $2.1 million and (x) related party expense to be settled with respect to common stock of $2.1 million. The changes in certain assets and liabilities were primarily comprised of a net increase in current liabilities (which primarily includes accounts payable, other accrued liabilities, other amounts due to related parties) of $16.8 million, a net increase in current assets (which primarily includes prepaid expenses, amounts due from related parties and other current assets) of $2.8 million, an increase in other assets of $1.0 million and an increase in other liabilities of $0.2 million.

Cash used in investing activities for continuing operations was $94.0 million and $201.4 for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively. For the year ended December 31, 2022, the Company (i) invested $61.1 million in the buildout of mining facilities, (ii) invested $46.20 million (including reimbursable payments made on behalf of the joint venture of joint venture partner offset by reimbursement from joint venture or joint venture partner of less than $0.1 million net cash used) in Nautilus related primarily to the joint venture’s miner deposits and mining facility buildout and (iii) received net proceeds from the sale of IKONICS’ net assets held for sale of $13.5 million.. See “Contractual Obligations and Other Commitments” for additional discussion on miner and Nautilus commitments.

Cash provided by financing activities for continuing operations was $90.0 million and $272.0 for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively. For the year ended December 31,

2022, the Company received proceeds from the issuance of Common Stock, net of issuance costs, of $47.3, proceeds from the issuance of warrants of $5.7 million, proceeds from the issuance of convertible preferred stock of $9.6 million and net proceeds from the issuance and repayment of convertible promissory notes of $2.8 million. In addition, for the year ended December 31, 2022, the Company received proceeds related to an amendment to its long-term debt of $22.5 million and received proceeds, net of principal payments, of notes payable for insurance premium financing of $2.1 million, net of repayments.

Contractual Obligations and Other Commitments

The Company is counterparty to five miner purchase agreements with Bitmain Technologies Limited. The Company has satisfied all contractual financial commitments under these contracts as of December 31, 2022.

The Company is counterparty to an amended and restated Talen joint venture agreement dated August 27, 2022. Under this joint venture agreement, the Company has invested $116.0 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. The Company does not expect any additional material capital contributions to be required.

Financial Condition

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

Prior to December 31, 2022, the Company’s fundraising activities resulted in net cash provided by financing activities of $90.0 million and $272.0 million for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively. Financing activities during the year ended December 31 2022 include the following:

ATM Offering. On February 11, 2022, in order to facilitate additional capital acquisition, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (each, individually, an “Agent” and, collectively, the “Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Shares”). The Company is not obligated to sell any Shares under the Sales Agreement. In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. Subject to the terms and conditions of the April ATM Sales Agreement, the Agents will use commercially reasonable efforts, consistent with its normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. The Company will pay the Agents a commission equal to 3.0% of the gross sales price from each sale of Shares and provide the Agents with customary indemnification and contribution rights. The April ATM Sales Agreement may be terminated by the Agents or the Company at any time upon five (5) days’ notice to the other party. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”), including a final prospectus supplement dated April 26, 2022. The 2022 Registration Statement provides that the Company may offer and sell from time to time shares of its Common Stock, shares of its preferred stock, debt securities, depositary shares, warrants, rights, purchase contracts or units, or any combination thereof, in one or more offerings in amounts, at prices and on terms that it determines at the time of the offering, with an aggregate initial offering price of up to $500.0 million (or its equivalent in foreign currencies, currency units or composite currencies). As of March 30, 2023, the Company sold 2,910,909 shares of Common Stock for net proceeds of approximately $9.7 million under the ATM Offering.

Common Stock and Common Stock Warrants.  At various times through the year ended December 31, 2022, the Company concluded private placements and offerings pursuant to underwriting agreements, to offer Common Stock or units consisting of Common Stock and Common Stock warrants to investors, including members of Company management.  Certain Common Stock warrants were also exercised.  In the aggregate for these transactions, the Company issues 33,938,500 shares of Common Stock for net proceeds of $53.0 million.

Convertible Preferred Stock. In March 2022, TeraWulf entered into Series A Convertible Preferred Stock Subscription Agreements (the “Subscription Agreements”) with certain accredited and institutional investors (collectively, the “Holders”). Pursuant to the Subscription Agreements, the Company sold 9,566 shares (of 10,000 shares authorized) of Series A Convertible Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”) to the Purchasers for an aggregate purchase price of $9.6 million. The Subscription Agreements contain customary representations, warranties, covenants and agreements of the Company. The offer and sale of the Convertible Preferred Stock were made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement. Holders of the Convertible Preferred Stock will accumulate cumulative dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022. Commencing June 30, 2022, unpaid dividends will be accreted to, and increase, the liquidation preference of the Convertible Preferred Stock. The initial liquidation preference is $1,000 per share. The Conversion Price is determined by dividing $1,000 by the Conversion Rate, as defined, which is initially 100 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. Cumulative dividends of $0.8 million were accumulated and accreted to liquidation preference as of December 31, 2022. As of December 31, 2022, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $10.3 million.

Long-term Debt Amendments. In July 2022, the Company entered into an amendment to is Loan, Guaranty and Security Agreement (the “LGSA”). This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but is subject to increase upon the occurrence of certain conditions. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche was drawn at closing in July 2022, and the subsequent tranches of up to $35 million may be drawn at Company’s option, subject to certain conditions, including the raising of matching junior capital, as defined. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. In connection with the New Term Facility, the Company issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company. If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% and 4.25% of the then fully diluted equity of the Company, respectively. A certain portion of the Warrants issued under the Warrant Agreement were subject to cancellation, upon the occurrence of certain conditions.; however, the time period for potential warrant cancellation has expired and no warrants were cancelled. In October 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA. The Third Amendment divides the initial funding of up to $15,000,000 of the delayed draw term loan commitment under the LGSA into two tranches of up to $7,500,000 each. The first tranche of $7,500,000 was borrowed upon the effectiveness of the Third Amendment on October 7, 2022. In connection with the Third Amendment described above, the Company entered into an amendment and restatement of the warrant agreement related to the New Term Facility. The amended and restated warrant agreement provides that holders party thereto are entitled to additional warrants to purchase an aggregate number of shares of Common Stock equal to an incremental 3.75%, to be divided into two separate increments of 1.875% each, of the fully diluted equity of the Company, determined on the date of the funding of the two separate sub-tranches of $7,500,000 each pursuant to the Third Amendment. On October 7, 2022. the Company issued warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share.

Convertible Promissory Notes. In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended. The Convertible Notes, which contain usual and customary antidilution provisions, have a maturity date of April 1, 2025 and accrue annual interest at a rate of 4%, which increases to 15% upon the occurrence of an event of default, as defined. The Convertible Notes are automatically convertible into shares of equity securities of the Company upon the closing of a Qualified Financing, as defined in the Convertible Notes as the issuance and sale of equity securities with an aggregate gross sales price of not less than $5.0 million, with certain sales of equity securities excluded, at a conversion price equal to the price per share paid by the investors purchasing such equity securities in such Qualified Financing. On December 12, 2022, the Company entered into a private placement which met the definition of a Qualified Financing and contemporaneously amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price. As of December 31, 2022, the conversion price was $0.40 per share of Common Stock.

SEPA. On June 2, 2022, in order to facilitate additional capital acquisition, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company shall have the right, but not the obligation, to sell to Yorkville up to $50.0 million of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50.0 million. In addition to the Company’s right to request Advances, subject to certain conditions precedent, the Company had the option to, but was not obligated to, effect a pre-advance loan with a principal amount of $15.0 million through the issuance and sale to Yorkville of a convertible promissory note (the “Promissory Note”). The Company elected to issue and sell the Promissory Note to Yorkville on June 2, 2022. As of December 31, 2022, the Company sold 91,405 shares of Common Stock for net proceeds of $250,000. The Company fully repaid the Promissory Note, substantially in cash, and the SEPA has been cancelled as of December 31, 2022.

The Company has invested $61.1 million and $109.1 million in the buildout of mining facilities for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively, and $46.2 million and $82.1 million in the Nautilus joint venture for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively. The Lake Mariner facility commenced operations in March 2022 and the Nautilus Cryptomine Facility commenced operations in February 2023. These facilities are expected to reach an aggregate 160 MW of net bitcoin mining capacity with a capacity to support 50,000 miners and over 5.5 EH/s of computational power by early in the second quarter of 2023.

Subsequent to December 31, 2022, the Company accomplished several notable steps toward achieving near term positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement to, among other changes, remove the fixed principal amortization through April 7, 2024 and, potentially, beyond, (2) through the issuance of Common Stock, Common Stock warrants and convertible promissory notes, the Company received net proceeds of $34.3 million, which along with cash flow from operations, is expected to be sufficient to satisfy the Company’s final capital expenditure requirements, other obligations and operating expenses in the months prior to achieving a free cash flow positive enterprise (3) mining activities have commenced at the Nautilus Facility and the Company deems that it has funded all known and expected capital commitments, (4) the Company received materially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements, (5) the received miners are sufficient to fully utilize mining capacity both in service and under construction at the Lake Mariner Facility and the Nautilus Cryptomine Facility and (6) the remaining construction activities at the Lake Mariner Facility and the Nautilus Cryptomine Facility are currently ongoing and expected to be complete in the second quarter of 2023. The Company has determined that it is probable that these actions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is no longer substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

However, the ability to raise funds , if required, through the sale of equity, debt financings, or the sale of bitcoin to expand and maintain our operations is subject to many risks and uncertainties and, even if we were successful, future equity issuances or convertible debt or preferred stock offerings could result in dilution to our existing stockholders and any future debt or debt securities may contain covenants that limit our operations or ability to enter into certain transactions. Our ability to realize revenue through bitcoin mining and successfully convert bitcoin into cash or fund overhead with bitcoin is subject to a number of risks, including regulatory, financial and business risks, many of which are beyond our control. Additionally, bitcoin has experienced significant historical volatility in its market price and, as such, future prices cannot be predicted. See the discussion of risks affecting the Company’s business under Part I, Item 1A. “Risk Factors” of this Annual Report.

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

See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of the Company’s significant accounting policies.

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

In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate a bitcoin mining facility in Pennsylvania. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments.  During the year ended December 31, 0222, the Company reduced its ownership interest in Nautilus to 25.2%.

Mining Pool

The Company has entered into an arrangement with a cryptocurrency mining pool (the Foundry USA Pool) to provide computing power to the mining pool in exchange for consideration. The arrangement is terminable at any time without substantial penalty by either party and the contract term is deemed to be 24 hours. The Company’s enforceable right to compensation only begins when and continues while the Company provides computing power to its customer, the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power to the pool, the Company is entitled to pay-per-share base amount and transaction fee reward compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined and transaction fees that could have been awarded using the Company’s computing power, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation regardless of whether the pool operator successfully records a block to the bitcoin blockchain.

Providing computing power to a mining pool for cryptocurrency transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the sole performance obligation. The transaction consideration the Company receives, if any, is non-cash consideration and is all variable. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception, which is deemed daily. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. After every 24-hour contract term, the mining pool transfers the cryptocurrency consideration to our designated cryptocurrency wallet.

There is no significant financing component in these transactions. There may be, however, consideration payable to the customer in the form of a pool operator fee; this fee, if any, is deducted from the proceeds the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Data Center Hosting

The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in cryptocurrency. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $4.6 million and $0 during the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

Cryptocurrencies

Cryptocurrencies, including bitcoin, are included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its cryptocurrencies to support operations when needed. Cryptocurrencies earned by the Company through the provision of computing power to a mining pool and hosting activities are accounted for in connection with the Company’s revenue recognition policy disclosed above.

Cryptocurrencies are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment on a continuous basis through the entirety of its holding period. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured, which is based on the intraday low quoted price of the cryptocurrency reported in the Company’s principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

Sales of cryptocurrencies by the Company and cryptocurrencies awarded to the Company, including as compensation for data center hosting services, are included within cash flows from operating activities on the consolidated statements of cash flows. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

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

In July 2022, the Company entered into the First Amendment to the LGSA, which included an additional borrowing of $15.0 million and the issuance of warrants to purchase 3,472,640 shares of Common Stock at $0.01 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $0.3 million change in the recorded value of the borrowing under the First Amendment.

In October 2022, the Company entered into the Third Amendment to the LGSA, which included an additional borrowing of $7.5 million and the issuance of warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $0.2 million change in the recorded value of the borrowing under the Third Amendment.

Convertible Instruments

The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP.  In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging Activities” (“ASC 815”).   ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:  (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.  In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 58.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)	59

Consolidated Balance Sheets as of December 31, 2022 and 2021	61

Consolidated Statements of Operations for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021	62

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021	63

Consolidated Statements of Cash Flows for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021	64

Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of TeraWulf Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TeraWulf Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (date of inception) to December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (date of inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition from mining pool

As discussed in Note 2 to the consolidated financial statements, providing computing power to a mining pool for cryptocurrency transaction verification services is a performance obligation. The transaction price is measured at the fair value of the noncash consideration using the quoted price of the awarded cryptocurrency in the Company’s principal market at contract inception. We identified the determination of contract inception as a critical audit matter due to the nature and extent of audit effort required to evaluate management’s determination of each contractual period. The nature and extent of audit effort required to address the matter included significant involvement of more experienced engagement team members and discussions and consultations with professionals with specialized skills and knowledge related to the matter.

Our audit procedures related to the determination of contract inception included the following, among others:

●	We assessed the mining pool’s payout methodology and the provisions of the service agreement between the Company and the mining pool operator.
●	We evaluated the Company’s performance obligation and 24-hour contractual period with respect to its agreement with the mining pool operator.

●	We compared all noncash consideration recognized as revenue to independently obtained pricing data as of the time of inception of each contract.
●	We utilized professionals with specialized skills and knowledge in digital assets and revenue recognition in assisting with the determination of the contract inception period.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

March 31, 2023

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND 2021

(In thousands, except number of shares, per share amounts and par value)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,279	$43,448
Restricted cash	7,044	3,007
Digital currency, net	183	—
Prepaid expenses	5,095	1,494
Amounts due from related parties	—	647
Other current assets	543	108
Current assets held for sale	—	19,348
Total current assets	14,144	68,052
Equity in net assets of investee	98,741	104,280
Property, plant and equipment, net	191,521	91,446
Right-of-use asset	11,944	1,024
Other assets	1,337	109
TOTAL ASSETS	$317,687	$264,911

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,862	$11,791
Accrued construction liabilities	2,903	3,892
Other accrued liabilities	14,963	3,771
Share based liabilities due to related party	14,583	12,500
Other amounts due to related parties	3,295	60
Contingent value rights	10,900	12,000
Current portion of operating lease liability	42	88
Insurance premium financing payable	2,117	—
Convertible promissory notes	3,416	—
Current portion of long-term debt	51,938	—
Current liabilities held for sale	—	1,755
Total current liabilities	126,019	45,857
Operating lease liability, net of current portion	947	992
Deferred tax liabilities, net	—	256
Long-term debt	72,967	94,627
TOTAL LIABILITIES	199,933	141,732

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 25,000,000 authorized at December 31, 2022 and 2021; 9,566 and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively; aggregate liquidation preference of $10,349 and $0 at December 31, 2022 and 2021	9,273	—
Common stock, $0.001 par value, 200,000,000 authorized at December 31, 2022 and 2021; 145,492,971 and 99,976,253 issued and outstanding at December 31, 2022 and 2021, respectively	145	100
Additional paid-in capital	294,810	218,762
Accumulated deficit	(186,474)	(95,683)
Total stockholders' equity	117,754	123,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$317,687	$264,911

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD

FEBRUARY 8, 2021 (DATE OF INCEPTION) TO DECEMBER 31, 2021

(In thousands, except number of shares and loss per common share)

		Period February 8, 2021 (date of
	Year Ended	inception) to
	December 31, 2022	December 31, 2021

Revenue	$15,033	$—
Cost of revenue (exclusive of depreciation shown below)	11,083	—
Gross profit	3,950	—

Cost of operations:
Operating expenses	2,038	104
Operating expenses - related party	1,248	960
Selling, general and administrative expenses	22,770	23,759
Selling, general and administrative expenses - related party	13,280	18,576
Depreciation	6,667	—
Realized gain on sale of digital currency	(569)	—
Impairment of digital currency	1,457	—
Loss on nonmonetary miner exchange	804	—
Total cost of operations	47,695	43,399

Operating loss	(43,745)	(43,399)
Interest expense	(24,679)	(2,255)
Loss on extinguishment of debt	(2,054)	—
Loss before income tax and equity in net loss of investee	(70,478)	(45,654)
Income tax benefit	256	615
Equity in net loss of investee, net of tax	(15,712)	(1,538)
Loss from continuing operations	(85,934)	(46,577)
Loss from discontinued operations, net of tax	(4,857)	(49,106)
Net loss	(90,791)	(95,683)
Preferred stock dividends	(783)	—
Net loss attributable to common stockholders	$(91,574)	$(95,683)

Loss per common share:
Continuing operations	$(0.78)	$(0.55)
Discontinued operations	(0.04)	(0.58)
Basic and diluted	$(0.82)	$(1.13)

Weighted average common shares outstanding:
Basic and diluted	110,638,792	85,200,032

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD

FEBRUARY 8, 2021 (DATE OF INCEPTION) TO DECEMBER 31, 2021

(In thousands, except number of shares)

	Redeemable Convertible
	Preferred Stock (1)			Preferred Stock		Common Stock		Additional	Accumulated
	Number	Amount		Number	Amount	Number	Amount	Paid-in Capital	Deficit	Total

Balances as of February 8, 2021	—	$—		—	$—	—	$—	$—	$—	$—
Issuance of Series A Preferred Stock, net of issuance costs	2,000,000	—		—	—	—	—	—	—	—
Common stock issuance in conjunction with debt offering, net of issuance costs	—	—		—	—	839,398	1	24,638	—	24,639
Issuance of common stock, net of issuance costs	—	—		—	—	52,261,932	52	104,266	—	104,318
Series A Preferred Stock converted to common stock	(2,000,000)	—		—	—	1,739,311	2	49,313	—	49,315
Reverse merger exchange ratio share adjustment	—	—		—	—	43,136,087	43	(43)	—	—
Common stock issued for acquisition of IKONICS Corporation	—	—		—	—	1,999,525	2	40,588	—	40,590
Net loss	—	—		—	—	—	—	—	(95,683)	(95,683)
Balances as of December 31, 2021	—	—		—	—	99,976,253	100	218,762	(95,683)	123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	—	—		9,566	9,273	—	—	—	—	9,273
Warrant issuances in conjunction with debt offerings	—	—		—	—	—	—	8,315	—	8,315
Warrant issuances in conjunction with equity offerings	—	—		—	—	—	—	5,700	—	5,700
Stock-based compensation expense	—	—		—	—	—	—	1,568	—	1,568
Warrant exercise	—	—		—	—	5,714,823	6	52	—	58
Modifications to embedded conversion feature of convertible promissory notes	—	—	—	—	—	—	—	1,592	—	1,592
Issuance of common stock, net of issuance costs	—	—		—	—	39,801,895	39	58,821	—	58,860
Net loss	—	—		—	—	—	—	—	(90,791)	(90,791)
Balances as of December 31, 2022	—	$—		9,566	$9,273	145,492,971	$145	$294,810	$(186,474)	$117,754

(2)	(1) The redeemable convertible preferred stock was presented in the mezzanine section of the consolidated balance sheets while outstanding.

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD

FEBRUARY 8, 2021 (DATE OF INCEPTION) TO DECEMBER 31, 2021

(In thousands)

	Year Ended	Period February 8, 2021 (date of inception) to
	December 31,	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,791)	$(95,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	11,676	921
Related party expense to be settled with respect to common stock	2,083	12,500
Common stock issued for interest expense	82	—
Stock-based compensation expense	1,568	—
Depreciation	6,667	—
Amortization of right-of-use asset	303	52
Increase in digital currency from mining	(10,810)	—
Impairment of digital currency	1,457	—
Realized gain on sale of digital currency	(569)	—
Proceeds from sale of digital currency	9,739	—
Loss on nonmonetary miner exchange	804	—
Loss on extinguishment of debt	2,054	—
Deferred income tax benefit	(256)	(615)
Equity in net loss of investee, net of tax	15,712	1,538
Loss from discontinued operations, net of tax	4,857	49,106
Changes in operating assets and liabilities:
Increase in prepaid expenses	(3,601)	(1,489)
Decrease (increase) in amounts due from related parties	815	(647)
Increase in other current assets	(46)	(113)
Increase in other assets	(994)	(109)
Increase in accounts payable	10,197	9,729
Increase in other accrued liabilities	5,916	3,605
Increase in other amounts due to related parties	700	60
Increase in operating lease liability	175	4
Net cash used in operating activities from continuing operations	(32,262)	(21,141)
Net cash used in operating activities from discontinued operations	(1,804)	(2,958)
Net cash used in operating activities	(34,066)	(24,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	—	(10,280)
Investments in joint venture, including direct payments made on behalf of joint venture	(46,172)	(93,911)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	(11,741)	(56,057)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	11,716	56,057
Reimbursement from joint venture partner for deposits on plant and equipment contributed to the joint venture	—	11,850
Purchase of and deposits on plant and equipment	(61,116)	(109,072)
Proceeds from sale of net assets held for sale	13,266	—
Net cash used in investing activities	(94,047)	(201,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $38 and $0	22,462	118,276
Proceeds from insurance premium financing	7,041	—
Principal payments on insurance premium financing	(4,924)	—
Proceeds from issuance of promissory notes to stockholders	3,416	25,000
Repayment of promissory notes to stockholders	—	(25,000)
Proceeds from issuance of common stock, net of issuance costs paid of $142 and $0	47,326	104,376
Proceeds from warrant issuances in conjunction with equity offerings	5,700	—
Proceeds from issuance of preferred stock	9,566	49,315
Proceeds from issuance of convertible promissory note	14,700	—
Principal payments on convertible promissory note	(15,306)	—
Net cash provided by financing activities	89,981	271,967

Net change in cash and cash equivalents and restricted cash	(38,132)	46,455
Cash and cash equivalents and restricted cash at beginning of period	46,455	—
Cash and cash equivalents and restricted cash at end of period	$8,323	$46,455

Cash paid during the period for:
Interest	$13,989	$252
Income taxes	$—	$—

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

On December 13, 2021 (the “Closing Date”), TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), a Delaware corporation, completed the previously announced strategic business combination (the “Merger”) pursuant to the agreement and plan of merger, dated as of June 24, 2021 (as amended, supplemented or otherwise modified prior to the Closing Date, the “Merger Agreement”), by and among TeraWulf Inc., IKONICS Corporation, a Minnesota corporation (“IKONICS”), TeraCub Inc. (formerly known as TeraWulf Inc.), a Delaware corporation that was formed on February 8, 2021 (“TeraCub”) and certain holding companies and subsidiaries created to effect the merger. In connection with the consummation of the mergers, Telluride Holdco, Inc. was renamed TeraWulf Inc., and TeraWulf Inc. was renamed TeraCub Inc. TeraWulf Inc. and its subsidiaries are referred to in these consolidated financial statements as “TeraWulf” or the “Company.”

TeraWulf’s planned principal operations consist of operating, developing and constructing bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company operates a portfolio of bitcoin mining facilities, either wholly-owned or through joint ventures, that each deploy a series of powerful computers that solve complex cryptographic algorithms, which computing power is provided to a mining pool operator to mine bitcoin and validate transactions on the bitcoin network. TeraWulf’s revenue is substantially derived from pay-per-share base amounts and transaction fee rewards earned in bitcoin from the mining pool as compensation for providing the computing power. The Company also leverages its available digital infrastructure to provide miner hosting services to third parties whereby the Company holds an option to purchase the hosted miners in the future. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently.

TeraWulf’s two bitcoin mining facilities are in New York (the “Lake Mariner Facility”) and Pennsylvania (the “Nautilus Cryptomine Facility”). Mining operations commenced at the Lake Mariner Facility in March 2022 and the Company has energized building one and substantially completed the construction of building two as of December 31, 2022. The Nautilus Cryptomine Facility is being developed and constructed through a joint venture (see Note 11) and remained under construction as of December 31, 2022, with mining operations commencing in February 2023. The Lake Mariner Facility is wholly-owned. In May 2021, TeraWulf created three wholly-owned subsidiaries to facilitate ownership of bitcoin mining facilities or joint venture interests related thereto. Lake Mariner Data LLC and Kyalami Data LLC are subsidiaries involved in operating, constructing or developing wholly-owned bitcoin mining facilities in New York. As of the date these consolidated financial statements were available to be issued, Kayalami Data LLC was inactive. TeraWulf (Thales) LLC (“Thales”) is a subsidiary holding interests in a joint venture involved in constructing bitcoin mining facilities in Pennsylvania (see Note 11).

IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications were primarily screen printing and abrasive etching. TeraWulf initially classified the IKONICS business as held for sale and discontinued operations in these consolidated financial statements. During the year ended December 31, 2022, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 4). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss attributable to common stockholders of $91.6 million, including a net impairment charge (net of a contingent consideration remeasurement gain) of $4.9 million included in loss from discontinued operations, net of tax related to the acquired RM 101 business (see Notes 3 and 4), and negative cash flows from continuing operations of $32.3 million for the year ended December 31, 2022. As of December 31, 2022, the Company had balances of cash and cash equivalents and restricted cash of $8.3 million, a working capital deficiency of $111.9 million, total stockholders’ equity of $117.8 million and an accumulated deficit of $186.5 million. The Company has commenced mining activities at the Lake Mariner Facility, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with development of its bitcoin mining facilities, during the year ended December 31, 2022, the Company invested approximately $61.1 million for purchases of and deposits on plant and equipment, including deposits on miners under miner purchase agreements (see Note 12). Also, during the year ended December 31, 2022, the Company invested $46.2 million, net in its joint venture (see Note 11). As of December 31, 2022, the Company required additional capital in order to fund construction completion of the Lake Mariner Facility. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout through the issuance of debt or equity securities, sales of mined bitcoin or through the provision of miner hosting services.

During the year ended December 31, 2022, the Company entered into an At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). During the year ended December 31, 2022, the Company issued Common Stock, including under the ATM Offering, for net cash proceeds of $47.3 million, Common Stock warrants for net cash proceeds of $5.7 million, preferred stock for net cash proceeds of $9.6 million, convertible promissory notes, net of cash payments, for net cash proceeds of $2.8 million and long-term debt for net cash proceeds of $22.5 million.

Subsequent to December 31, 2022, the Company accomplished several notable steps toward achieving near term positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement (see Notes 9 and 18) to, among other changes, remove the fixed principal amortization through April 7, 2024 and, potentially, beyond, (2) through the issuance of Common Stock, Common Stock warrants and convertible promissory notes (see Note 19), the Company received net proceeds of $34.3 million, which along with cash flow from operations, is expected to be sufficient to satisfy the Company’s final capital expenditure requirements, other obligations and operating expenses in the months prior to achieving a free cash flow positive enterprise (3) mining activities have commenced at the Nautilus Facility and the Company deems that it has funded all known and expected capital commitments, (4) the Company received materially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12), (5) the received miners are sufficient to fully utilize mining capacity both in service and under construction at the Lake Mariner Facility and the Nautilus Facility and (6) the remaining construction activities at the Lake Mariner Facility and the Nautilus Facility are currently ongoing and expected to be complete in the second quarter of 2023. The Company has determined that it is probable that these actions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is no longer substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation.

Upon completion of the Merger, the Company assumed the fiscal year end of December 31. Prior to the Merger, the TeraCub fiscal year ended on March 31. The historical financial statements for the period from February 8, 2021 (date of inception) to March 31, 2021 and for the nine month period ended December 31, 2021 have been recast to conform with the Company’s adopted fiscal year.

The Merger was accounted for as a reverse merger whereby the accounting acquirer was TeraCub due to TeraCub’s historic shareholders having the majority voting control in the Company, the board of directors members being associated with TeraCub and the senior management of TeraCub becoming the senior management of the Company. Therefore, the historical information included in these consolidated financial statements is that of TeraCub. The operations of RM 101 are included in these consolidated financial statements commencing with the consummation of the Merger. Upon acquisition, the RM 101 business met the assets held for sale and discontinued operations criteria and is reflected as discontinued operations held for sale in the consolidated financial statements. See Notes 3 and 4 for additional information.

Prior Interim Period Restatement

During the preparation of the consolidated financial statements for the year ended December 31, 2022, an error was identified in the Company’s preparation of the historical unaudited interim consolidated statements of cash flows for each of the first three quarters of 2022. In accordance with Staff Accounting Bulletin No. 99, “Materiality,” the Company determined that these unaudited interim consolidated financial statements were materially misstated and should be restated. The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective interim unaudited consolidated statements of cash flows. The unaudited interim consolidated balance sheets, unaudited interim consolidated statements of operations and unaudited interim consolidated statements of stockholders' equity during each of the first three quarters of 2022 were not impacted and do not require restatement. The restated unaudited interim consolidated statements of cash flows information is included in Note 18.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate a bitcoin mining facility in Pennsylvania. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments. See Note 11 for additional information, including a decrease in the Company’s ownership interest in Nautilus during the year ended December 31, 2022.

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

Interest related to construction of assets at equity method investee companies is capitalized when the financial statement effect of capitalization is material, construction of the asset at the equity method investee has begun, the equity method investee has not commenced its principal operations and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use, the equity method investee commences principal operations or when interest costs are no longer being incurred.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

The Company’s investment in companies that are accounted for under the equity method of accounting consists of a 25.2% interest in Nautilus. See Note 11 for additional information.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of goodwill and held for sale assets, the fair value of equity securities or warrants to purchase common stock issued as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended	Period February 8, 2021 (date of inception) to
	December 31,	December 31,
	2022	2021
Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligation	$11,223	$1,076
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$11,267	$11,850
Common stock issued for business acquisition	$—	$40,590
Contingent value rights issued for business acquisition	$—	$12,000
Common stock issued in conjunction with debt offering representing debt issuance costs	$—	$25,727
Deferred financing costs in accounts payable or other accrued liabilities	$249	$—
Common stock issuance costs in accounts payable	$131	$—
Preferred stock issuance costs in other accrued liabilities or accounts payable	$293	$—
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$8,451	$6,074
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$5,203	$57
Series A Preferred Stock converted to common stock	$—	$49,315
Reverse merger exchange ration share adjustment	$—	$43
Convertible promissory note deferred issuance costs in accounts payable	$104	$—
Common stock issued pursuant to operating lease amendment	$11,489	$—
Common stock issued for payment on convertible promissory note	$168	$—
Common stock warrants issued for long-term debt commitment fee	$1,967	$—
Common stock warrants issued for discount on long-term debt	$6,348	$—
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$51,978	$—
Change in fair value of embedded conversion feature of convertible promissory note in additional paid-in capital	$1,591	$—

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company maintains cash and cash equivalent balances primarily at three financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of December 31, 2022, the Company’s bank balances exceeded the FDIC insurance limit in an amount of approximately $600,000. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. As of December  31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $1.3 million and $43.4 million, respectively. See Note 19 for additional information regarding the Company’s banking counterparties.

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The restricted cash included in the consolidated balance sheet as of December 31, 2022 is restricted as to use primarily due to being held in escrow in accordance with an asset purchase agreement governing the sale of certain RM 101 assets (see Note 4). The restricted cash included in the consolidated balance sheet as of December 31, 2021 is restricted as to use due to being held as a construction escrow by a third party escrow agent. As of December 31, 2022, the Company’s bank balances of restricted cash exceeded the FDIC insurance limit in an amount of approximately $6.8 million.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$1,279	$43,448
Restricted cash	7,044	3,007
Cash and cash equivalents and restricted cash	$8,323	$46,455

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer, chief operating officer and chief strategy officer. Currently, the Company solely operates in the Digital Currency Mining segment. The Company’s mining operations are located in the United States, and the Company has employees only in the United States and views its mining operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance. Prior to the sale of substantially all of RM 101’s assets, through its ownership of RM 101, the Company operated in the Imaging Technology segment. TeraWulf classified the RM 101 segment as held for sale and discontinued operations in these consolidated financial statements (see Note 4).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for mining equipment). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment includes deposits, amounting to approximately $57.6 million and $70.6 million as of December 31, 2022 and 2021, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.

Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property, plant and equipment, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the year ended December 31, 2022 and for the period February 8, 2021 (date of inception) to December 31, 2021, the Company has determined that no impairment of long-lived assets exists.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-lived Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value and if so, it performs a quantitative test. The Company estimates the fair value of the reporting units using discounted cash flows. The Company’s analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in the Company’s industry or overall economic trends, a significant change in how the Company uses the acquired assets, a significant change in business strategy, a significant decrease in the market value of the asset, and a significant change in regulations or in the industry that could affect the value of the asset. The Company compares the carrying value of each reporting unit and indefinite-lived intangible asset to its estimated fair value and if the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss for the difference. The Company recorded goodwill of $48.3 million related to the RM 101 business acquisition. In conjunction with classifying RM 101 as held for sale upon acquisition, the Company determined that the goodwill associated with the RM 101 business was impaired and recorded an impairment of goodwill charge in the amount of $48.3 million in loss from discontinued operations, net of tax in the consolidated statement of operations for the period February 8, 2021 (date of inception) to December 31, 2021.

Leases

The Company determines if an arrangement is a lease at inception and, if so, classifies the lease as an operating or finance lease. Operating leases are included in right-of-use (“ROU”) asset, current portion of operating lease liability, and operating lease liability, net of current portion in the consolidated balance sheets. Finance leases would be included in property, plant and equipment, current portion of finance lease liabilities, and finance lease liabilities, net of current portion in the consolidated balance sheets. The Company does not recognize a ROU asset or lease liability for short-term leases having initial terms of 12 months or less and instead recognizes rent expense on a straight-line basis over the lease term. In an arrangement that is determined to be a lease, the Company includes both the lease and nonlease components as a single component and accounts for it as a lease when the Company would otherwise recognize the cost associated with both the lease and nonlease components in a similar fashion.

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

Costs associated with operating lease ROU assets are recognized on a straight-line basis within operating expenses or selling, general and administrative, as appropriate, over the term of the lease. Variable lease costs are recognized as incurred and primarily consist of common area maintenance charges not included in the measurement of right-of-use assets and operating lease liabilities. Finance ROU lease assets are amortized within operating expenses or selling, general and administrative expenses, as appropriate, on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.

As of December 31, 2022 and 2021, the Company is not a counterparty to any finance leases.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Issuance Costs

Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuances, including under shelf registration statements, are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.

Debt Issuance Costs and Debt Discount

Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt. Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including common stock or warrants to purchase common stock, is generally based on the relative fair value allocation method. All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of December 31, 2022 and 2021.

Debt Modification

The Company evaluates amendments to its debt instruments in accordance with applicable U.S. GAAP. This evaluation includes comparing (1) if applicable, the change in fair value of an embedded conversion option to that of the carrying amount of the debt immediately prior to amendment and (2) the net present value of future cash flows of the amended debt to that of the original debt to determine, in each case, if a change greater than 10 percent occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion option, if any, changed more than 10 percent, the Company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion option, if any, changed less than 10 percent, the Company accounts for the amendment to the debt as a debt modification. For debt that has been amended more than once in a twelve-month period, the debt terms that existed just prior to the earliest amendment occurring in the prior twelve months are applied to the 10% test, provided modification accounting was previously applied. Gains and losses on debt amendments that are considered extinguishments are recognized in current earnings. Debt amendments that are considered debt modifications are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in interest expense in the consolidated statements of operations. Amounts paid by the Company to the lenders, including upfront fees and the fair value of warrants issued, are included in future cash flows for accounting treatment determination and, if debt modification is applicable, are also included in the determination of yield adjustment.

Convertible Instruments

The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP.  In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging Activities” (“ASC 815”).   ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics:  (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares.  In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Warrants

The Company applies ASC 480 and ASC 815 to assist in the determination of whether warrants issued for the purchase of Common Stock should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.  All warrants granted by the Company to date are classified as equity

Nonmonetary Transactions

The Company accounts for goods and services exchanged in nonmonetary transactions at fair value unless the underlying exchange transaction lacks commercial substance or the fair value of the assets received or relinquished is not reasonably determinable, in which case the nonmonetary exchange would be measured based on the recorded amount of the nonmonetary asset relinquished.

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

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations. Upon a business’ classification as held for sale, net assets are measured for impairment. Goodwill impairment is measured in accordance with the method described in the accounting policy entitled “Goodwill and Indefinite-lived Intangible Assets.” An impairment loss is recorded for long-lived assets held for sale when the carrying amount of the asset exceeds its fair value less cost to sell. Other assets and liabilities are generally measured for impairment by comparing their carrying values to their respective fair values. A long-lived asset is not depreciated or amortized while it is classified as held for sale.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the year ended December 31, 2022 or the period from February 8, 2021 (date of inception) to December 31, 2021.

Revenue Recognition

The Company recognizes revenue under the FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mining Pool

The Company has entered into an arrangement with a cryptocurrency mining pool (the Foundry USA Pool) to provide computing power to the mining pool in exchange for consideration. The arrangement is terminable at any time without substantial penalty by either party and the contract term is deemed to be 24 hours. The Company’s enforceable right to compensation only begins when and continues while the Company provides computing power to its customer, the mining pool operator. The mining pool applies the Full Pay Per Share (“FPPS”) model. Under the FPPS model, in exchange for providing computing power to the pool, the Company is entitled to pay-per-share base amount and transaction fee reward compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined and transaction fees that could have been awarded using the Company’s computing power, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation regardless of whether the pool operator successfully records a block to the bitcoin blockchain.

Providing computing power to a mining pool for cryptocurrency transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the sole performance obligation. The transaction consideration the Company receives, if any, is non-cash consideration and is all variable. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception, which is deemed daily. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. After every 24-hour contract term, the mining pool transfers the cryptocurrency consideration to our designated cryptocurrency wallet.

There is no significant financing component in these transactions. There may be, however, consideration payable to the customer in the form of a pool operator fee; this fee, if any, is deducted from the proceeds the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Data Center Hosting

The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in cryptocurrency. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $4.6 million and $0 during the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

Cryptocurrencies

Cryptocurrencies, including bitcoin, are included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and its intent to liquidate its cryptocurrencies to support operations when needed. Cryptocurrencies earned by the Company through the provision of computing power to a mining pool and hosting activities are accounted for in connection with the Company’s revenue recognition policy disclosed above.

Cryptocurrencies are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment on a continuous basis through the entirety of its holding period. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured, which is based on the intraday low quoted price of the cryptocurrency reported in the Company’s principal market. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of cryptocurrencies by the Company and cryptocurrencies awarded to the Company, including as compensation for data center hosting services, are included within cash flows from operating activities on the consolidated statements of cash flows. The Company will account for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting. The following table presents digital currency activity (in thousands)

	Year Ended	Period February 8, 2021 (date of inception) to
	December 31,	December 31,
	2022	2021
Beginning balance	$—	$—
Bitcoin received from mining pool and hosting services	10,810	—
Impairment	(1,457)	—
Disposition	(9,170)	—
Ending balance	$183	$—

Cost of Revenue

Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately stated.  Cost of revenue for data center hosting is comprised primarily of direct costs of electricity, labor and internet provision.

Stock-based Compensation

The Company periodically issues restricted stock units to employees and non-employees in non-capital raising transactions for services. In accordance with the authoritative guidance for share-based payments FASB ASC 718 “Compensation – Stock Compensation,” the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For restricted stock units, the fair value is determined by the Company’s stock price on the date of grant. The Company has not issued stock options. Expense for restricted stock units and stock options is recognized on a straight-line basis over the employee’s or non-employee’s requisite service period. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

Power Curtailment Credits

Payments received for participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations. The Company recorded power curtailment credits of approximately $0.1 million and $0 during the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of December 31, 2022 include convertible preferred stock, convertible promissory notes, common stock warrants and restricted stock units issued for services. The Company had no dilutive instruments or participating securities as of December 31, 2021. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 14) was converted at its conversion price as of December 31, 2022, the Company would issue approximately 1.0 million shares of Common Stock. If the Convertible Notes (as defined in Note 10) were converted at the then effective conversion price as of December 31, 2022, the Company would issue approximately 8.6 million shares of Common Stock. As of December 31, 2022, Common Stock warrants outstanding were 18,972,334 with a weighted average strike price of $0.95 and total restricted stock units outstanding were 2,013,832.

Concentrations

The Company or its joint venture have contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue from one data center hosting customer represents 20.8% of consolidated revenue. The Company expects to operate bitcoin mining facilities. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

Recent Accounting Standards

In May 2021, the FASB issued Accounting Standards Update  (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU was effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”).  ASU 2022-03 was issued to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the accounting and disclosure requirements of ASU 2022-03 on the Company’s consolidated financial statements and disclosures.

NOTE 3 – BUSINESS COMBINATION

On June 25, 2021, TeraCub entered into the Merger Agreement with RM 101 (formerly known as IKONICS Corporation), a public company registered on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), pursuant to which, among other things, TeraCub would effectively acquire RM 101 and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. The closing date of the acquisition was December 13, 2021.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Merger Agreement, each share of RM 101 common stock issued and outstanding immediately prior to the transaction close, as defined (the “Closing”), was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of the surviving public company, TeraWulf, (ii) one contractual contingent value right (“CVR”) to a Contingent Value Rights Agreement (“CVR Agreement” as discussed below) and (iii) the right to receive $5.00 in cash, without interest.

Pursuant to the CVR Agreement, each shareholder of RM 101 as of immediately prior to the Closing, received one non-transferable CVR for each outstanding share of common stock of RM 101 then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of RM 101. Payments under the CVR Agreement are calculated quarterly and are subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The CVRs do not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs are not transferable, except in limited circumstances, and will not be listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of RM 101 after the eighteen-month anniversary of the Closing.

On April 15, 2022, a Definitive Agreement was signed whereby RM 101 agreed to sell a certain property, including a warehouse, to a third party for $7.0 million. The Definitive Agreement includes certain indemnifications which are subject to an $850,000 limitation and which expire in August 2023. No indemnification claims have been made as of the date these financial statements were available to be issued. In July 2022, the transaction price was adjusted to $6.7 million and the transaction close occurred in August 2022 with net sale proceeds of $6.2 million.

In April 2022, the Company became aware of certain potential environmental remediation that may be required on a property of RM 101. The site was enrolled in the Voluntary Investigation and Cleanup program with the Minnesota Pollution Control Agency (“MPCA”). In June 2022, the MPCA issued a No Action Determination for Soil letter regarding soil findings related to arsenic, lead, mercury and polynuclear aromatic hydrocarbons identified in the soil samples. In December 2022, the MPCA issued a Technical Assistance Letter: Completion of Soil Vapor Assessment advising of successful completion of the soil vapor investigation. The Company was not required to undertake any related remediation activities.

On August 5, 2022, an Asset Purchase Agreement (the “APA”) was signed whereby RM 101 agreed to sell (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $6.5 million plus or minus the amount of actual net working capital as compared to a target net working capital. The APA was structured as an asset sale and includes a net working capital true up provision. The APA included certain indemnifications which were subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all of the remaining purchase price was placed into escrow upon consummation of the transaction pending the completion of remaining aforementioned environmental testing and remediation resulting therefrom, if any. The environmental escrow would be released upon completion of any remediation work required and a receipt of a No Action Determination from the MPCA. The transaction close occurred in August 2022 with net sale proceeds of approximately $7.0 million, net of the final working capital adjustment, which is included in restricted cash in the consolidated balance sheet as of December 31, 2022. In February 2023, all escrowed funds were released to the Company.

Consideration Transferred

The following table summarizes the fair value of the aggregate consideration paid for RM 101 (in thousands):

Cash consideration	$13,712
Equity instruments: 1,999,525 shares of TeraWulf Inc.	40,590
Contingent consideration: Contingent Value Rights	12,000
$66,302

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the amount recognized for the CVR contingent consideration was remeasured to a fair value of $10.9 million. The $1.1 million gain on remeasurement is included in loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2022.

The Company’s consolidated financial statements include the operating results of RM 101 beginning on December 13, 2021, the date of the acquisition. An operating loss of $6.0 million and $49.1 million related to the RM 101’s business has been reflected in loss from discontinued operations, net of tax in the Company’s consolidated statements of operations for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

NOTE 4 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Upon acquisition, the RM 101 business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these consolidated financial statements. The Company determined that the RM 101 business qualified as assets held for sale as management committed to a plan to sell the business, the business was in readily sellable form and it was deemed probable that the business would be sold in a twelve-month period. The structure of the business combination, through the CVR Agreement, contemplated the sale of the RM 101 legacy business whereby the Company would become solely a bitcoin mining focused entity. The Merger Agreement required RM 101, after the Closing, to use its reasonable best efforts to consummate a sale of its legacy business as soon as reasonably practicable. The CVR Agreement provides that 95% of the net proceeds of the disposition, as defined, of the RM 101 business accrue to the historical stockholders of RM 101 if the disposition is consummated within eighteen months from the Closing. As of December 31, 2022, all assets previously held for sale had been sold. In accordance with the CVR Agreement, on March 1, 2023, the Company made an initial distribution of $3.8 million of proceeds to the CVR holders.

The assets and liabilities of RM 101, if any, are presented separately in current assets held for sale and current liabilities held for sale, respectively, in the consolidated balance sheets at December 31, 2022 and 2021, and consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Trade receivables	$—	$1,327
Inventories	—	3,737
Prepaid expenses and other current assets	—	944
Property, plant and equipment	—	10,036
Intangible assets	—	3,304
Current assets held for sale	$—	$19,348

Accounts payable	$—	$1,207
Accrued compensation	—	439
Other accrued liabilities	—	109
Current liabilities held for sale	$—	$1,755

During the year ended December 31, 2022, the Company determined that change in circumstance indicated that the then carrying amount of the RM 101’s long-lived assets may not have been recoverable and recognized an impairment loss in loss on discontinued operations, net of tax of $4.5 million to write down the related carrying amounts to their fair values less estimated cost to sell. The loss

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from discontinued operations, net of tax presented in the consolidated statement of operations for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021 consists of the following (in thousands):

		Period February 8, 2021 (date of
	Year Ended	inception) to
	December 31,	December 31,
	2022	2021
Net sales	$10,843	$676
Cost of goods sold	8,129	487
Gross profit	2,714	189
Selling, general and administrative expenses	3,451	388
Research and development expenses	437	20
Impairment on remeasurement or classification as held for sale	4,541	48,887
Loss on sale of net assets held for sale	239	—
Loss from discontinued operations before other income	(5,954)	(49,106)
Interest expense	(12)	—
Other income	23	—
Loss from discontinued operations before income tax	(5,943)	(49,106)
Income tax expense	(14)	—
Loss from discontinued operations, net of tax	$(5,957)	$(49,106)

Loss from discontinued operations, net of tax in the consolidated statement of operations for the year ended December 31, 2022 also includes the $1.1 million gain on CVR remeasurement.  Total cash flows used in operating activities from discontinued operations was $1.8 million and $3.0 million in the consolidated statements of cash flows for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

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

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2022 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain	Impairment
Contingent consideration liability - Contingent Value Rights (1)	$10,900	$—	$10,900	$—	$1,100	$—
	$10,900	$—	$10,900	$—	$1,100	$—

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	During the year ended December 31, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing and sale of the underlying assets.

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

The Company has determined the long-term debt fair value as of December 31, 2022 is approximately $124.1 million (see Note 9). The Company has determined the Convertible Notes (as defined in note 10) fair value as of December 31, 2022 approximates its book value due to the short duration between the issuance of the convertible promissory notes and December 31, 2022. The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of December 31, 2022 and 2021, except for the calculation of fair value of Common Stock warrants issued in connection with an amendment to the Company’s long-term debt agreement (see Note 9) or in connection with the issuance of Common Stock (see Note 15), the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14), the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11), the calculation of the allocation of the RM 101 purchase price to the fair values of the assets acquired and liabilities assumed and the impairment loss upon RM 101’s classification as held for sale.

The Company utilized a Black-Scholes option pricing model and the application of a discount for lack of marketability (“DLOM”) to value its Common Stock warrants issued in connection with the New Term Facility (as defined in Note 9). The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and DLOM. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants, which is assumed to be equivalent to their contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company applied a DLOM of 20%.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Miners	$71,114	$—
Construction in process	32,360	20,867
Leasehold improvements	29,880	—
Equipment	7,208	19
Deposits on miners	57,626	70,560
	198,188	91,446
Less: accumulated depreciation	(6,667)	—
	$191,521	$91,446

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the asset’s useful life. Capitalized interest costs were $5.3 million and $94,000 for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

Depreciation expense was $6.7 million and $0 for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease (the “Ground Lease”) related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease originally had an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. In July 2022, the Ground Lease was amended to increase the initial term of the lease to eight years and to amend certain other non-financial sections to adjust environmental obligations, site access rights and leasehold mortgage rights. In September 2022, the compensation due to the landlord for entering into the lease amendment was finalized with a compensatory amount of $12.0 million, issuable in shares of Common Stock determined using a trailing volume weighted average price. In September 2022, the Company issued 8,510,638 shares in satisfaction of this obligation. The Common Stock issued had a fair value of $11.5 million at the date of issuance. The Ground Lease, which is classified as an operating lease, has been remeasured as of the date of the amendment, resulting in an increase of $11.2 million to both right-of-use asset and operating lease liability in the consolidated balance sheets. The Ground Lease remains classified as an operating lease based on the remeasurement analysis that utilized a discount rate of 12.6%, which is an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order. Payments under the lease commenced in 2021. For the year ended December 31, 2022, the Company recorded operating lease expense of $932,000, including contingent expense of $298,000, in operating expenses – related party in the consolidated statement of operations and made cash lease payments of $222,000 in addition to the issuance of the aforementioned Common Stock. For the period February 8, 2021 (date of inception) to December 31, 2021, the Company recorded operating lease expense of $107,000 in operating expenses – related party in the consolidated statement of operations and made no cash lease payments. The remaining lease term based on the terms of the amended Ground Lease as of December 31, 2022 is 11.4 years.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of December 31, 2022 (in thousands):

Year ending December 31:
2023	$163
2024	163
2025	163
2026	163
2027	163
Thereafter	1,044
$1,859

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2022 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,859
Unamortized discount	870
Total operating lease liability	989
Current portion of operating lease liability	42
Operating lease liability, net of current portion	$947

During the year ended December 31, 2022, the Company entered into a short term lease arrangement for digital currency mining equipment. The term of the operating lease was two months and concluded in May 2022.  There were no variable charges under this arrangement.  For the year ended December 31, 2022, lease expense related to this arrangement of $1.3 million was recorded in operating expenses in the consolidated statement of operations.  The Company periodically enters into short term lease arrangements for operating equipment and recorded $398,000 under these short term lease arrangements in operating expenses in the consolidated statement of operations for the year ended December 31, 2022.

NOTE 8 – INCOME TAXES

The components of net loss before income tax for continuing operations (comprised of the total of loss before income tax and equity in net loss of investee and equity in net loss of investee, net of tax) for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021 are as follows (in thousands):

		Period February 8, 2021 (date of
	Year Ended	inception) to
	December 31,	December 31,
	2022	2021
Domestic	$(86,190)	$(47,192)
Foreign	—	—
Total	$(86,190)	$(47,192)

The Company’s income tax benefit for continuing operations for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021 are as follows (in thousands):

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Period February 8, 2021 (date of
	Year Ended	inception) to
	December 31,	December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current income tax (benefit) expense	—	—

Deferred:
Federal	(256)	(615)
State	—	—
Foreign	0	0
Total deferred income tax benefit	(256)	(615)
Income tax benefit	$(256)	$(615)

A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021 are as follows:

		Period February 8, 2021 (date of
	Year Ended	inception) to
	December 31,	December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State rate, net of federal benefit	3.0%	—%
Non-deductible equity financing costs	—%	(2.7)%
Change in valuation allowance	(24.6)%	(17.0)%
Other items	0.9%	—%
Effective tax rate	0.3%	1.3%

The significant components of the Company’s deferred tax liabilities, net consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss	$21,599	$6,678
Share based liabilities	3,811	2,630
Accruals and reserves	1,632	470
Tax credit carryforwards	—	278
Property, plant and equipment	458	—
Operating lease liability	259	227
Investment in joint venture	1,520	—
Stock compensation	410	—
Gross deferred tax assets	29,689	10,283
Valuation allowance	(29,464)	(8,295)
Deferred tax assets, net	225	1,988

Deferred tax liabilities:
Property, plant and equipment	—	(899)
Intangible assets	—	(723)

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory	—	(407)
Right-of-use asset	(225)	(215)
Gross deferred tax liabilities	(225)	(2,244)
Deferred tax liabilities, net	$—	$(256)

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance for the total, net deferred tax assets. The increase in the December 31, 2022 valuation allowance of $21.2 million is primarily attributable to the current year net loss.

As of December 31, 2022 and, 2021, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $96.3 million and $31.5 million, respectively. As of December 31, 2022, the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act, but may be limited in utilization to 80% of taxable income. For state income tax purposes, as of December 31, 2022 and 2021 the Company had state net operating loss carryforwards of approximately $22.1 million and $0.7 million, respectively, which begin to expire in 2039.

As of December 31, 2022 and 2021, the Company has available federal research development tax credit carryforwards of approximately $0 and approximately $100,000, respectively. As of December 31, 2022 and 2021, the Company has available state research development tax credit carryforwards of approximately $0 and approximately $100,000, respectively.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The Company has not completed a formal study to conclude whether an annual limitation may exist. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in consolidated financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheet; and provides transition and interim period guidance, among other provisions. At December 31, 2022 and 2021, the Company has not recorded any long-term liabilities for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. For the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for the tax year ended December 31, 2022. The tax years subject to examination vary by jurisdiction.

NOTE 9 – DEBT

Promissory Notes

Between October 4, 2021 and November 19, 2021, the Company obtained loans (each, a “Loan”) from its three largest stockholders in an aggregate principal amount of $25.0 million, each evidenced by a promissory note, certain of which were amended and restated

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Term Debt

Long-term debt consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Term loan	$146,000	$123,500
Debt issuance costs and debt discount	(21,095)	(28,873)
	124,905	94,627
Less long-term debt due within one year	51,938	—
Total long-term debt, net of portion due within one year	$72,967	$94,627

On December 1, 2021, TeraCub entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility (the “Term Loan”). On December 14, 2021, TeraWulf executed a joinder agreement whereby it effectively became the successor borrower to TeraCub and assumed all obligations under the LGSA. Prior to an amendment to the LGSA in March 2023 (see Note 19), the Company was required to pay the outstanding principal balance of the Term Loan in quarterly installments, commencing in April 2023, equal to 12.5% of the original principal amount of the Term Loan. The maturity date of the Term Loan is December 1, 2024. The Term Loan bears an interest rate of 11.5% and an upfront fee of 1%, an amount of approximately $1.2 million. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. Interest payments are due quarterly in arrears. The Company has the option to prepay all or any portion of the Term Loan in increments of at least $5.0 million subject to certain prepayment fees, including: (1) if paid prior to the first anniversary of the LGSA, a make whole amount based on the present value of the unpaid interest that would have been paid on the prepaid principal amount over the first year of the Term Loan, (2) if paid subsequent to the first anniversary of the LGSA but prior to the second anniversary of the LGSA, an amount of 3% of the prepaid principal and (3) if paid subsequent to the second anniversary of the LGSA but prior to the maturity date of the LGSA, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loan is guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and TeraCub and its subsidiaries (except RM 101), as defined. One Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $15.0 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In July 2022, NovaWulf Digital Master Fund, L.P. transferred a principal balance of $13.0 million of the Term Loan to NovaWulf Digital Private Fund LLC.

In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the Closing. In connection with the issuance of the Term Loans, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to the $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represents debt issuance costs and debt discount and was deducted from the Term Loan proceeds and was being accreted into the long-term debt balance over the three-year term of the debt at an effective interest rate of 12.9%, which was in addition to the stated interest rate.

In July 2022, the Company entered into an amendment to the LGSA. This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but the interest rate under the amended LGSA may be increased, if applicable, to the cash interest rate on any junior capital

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

raised plus 8.5%, if higher. No interest rate adjustment has been made under this provision. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche (the "First Amendment Term Loan") was drawn at closing in July 2022, and the subsequent tranches of up to $35 million (the “Delayed Draw Term Loan Commitment”) may be drawn at Company’s option prior to December 31, 2022, subject to certain conditions, including the raising of matching junior capital, as defined. One First Amendment Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $1.8 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In July 2022, NovaWulf Digital Master Fund, L.P. transferred its principal balance of $1.8 million of the First Amendment Term Loan to NovaWulf Digital Private Fund LLC. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility are repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. The prepayment provisions remain unchanged for the Term Loan. If the New Term Facility is repaid within 121 days of July 1, 2022, then a 3% prepayment penalty is due. A prepayment thereafter results in no prepayment penalty.

In connection with the New Term Facility, the Company paid an upfront fee of $125,000 and issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% (comprised of 2% related to the Delayed Draw Term Loan Commitment and 3% related to the First Amendment Term Loan) of the then fully diluted equity of the Company. In connection with the issuance of the New Term Facility, the Company also incurred aggregate issuance costs of approximately $1.5 million, in addition to the aforementioned upfront fee. If the Company draws subsequent tranches, it is required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% upon the issuance of a second tranche in the amount of $15.0 million and 4.25% upon issuance of a third tranche in the amount of $20.0 million, in each case as a percentage of the then fully diluted equity of the Company, respectively. A certain portion of the warrants issued under the warrant agreement were originally subject to cancellation, upon the occurrence of certain conditions. As of December 31, 2022, these warrants were no longer subject to cancellation and no cancellations occurred. The warrants were subject to certain vesting restrictions, which expired on September 30, 2022 or October 30, 2022.

The Company determined that debt modification accounting applies in connection with the New Term Facility. Third party and upfront fees have been allocated pro rata between the First Amendment Term Loan and the Delayed Draw Term Loan Commitment. Third-party fees of $445,000 related to the First Amendment Term loan have been expensed to interest expense in the consolidated statement of operations for the year ended December 31, 2022. Fees paid to lenders and the allocated value of the Common Stock warrants, an aggregate $3.5 million, related to the First Amendment Term Loan have been included with the unamortized discount on the Term Loan and are being amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 13.1%.

Fees paid and the fair value of the common stock warrants related to the Delayed Draw Term Loan Commitment, an aggregate $3.4 million, were capitalized to other assets (the “Commitment Fee Asset”) and were being amortized on a straight-line basis over the commitment period, which expired December 31, 2022. If a tranche of the Delayed Draw Term Loan Commitment was drawn, the then related carrying value of the Commitment Fee Asset was derecognized and a discount on debt was recorded and amortized over the term of the commitment drawn. For the year ended December 31, 2022, the Company amortized $3.1 million of the capitalized debt issuance costs and debt discount to interest expense in the consolidated statement of operations.

In October 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA. The Third Amendment divides the initial funding of up to $15.0 million of the Delayed Draw Term Loan Commitment under the LGSA into two tranches of up to $7.5 million each. The first tranche of $7.5 million was borrowed upon the effectiveness of the Third Amendment on October 7, 2022. In connection with the Third Amendment, the Company entered into an amendment and restatement of the warrant agreement related to the New Term Facility. The amended and restated warrant agreement provides that holders thereto are entitled to additional warrants to purchase an aggregate number of shares of Common Stock equal to an incremental 3.75%, to be divided into two separate increments of 1.875% each, of the fully diluted equity of the Company, determined on the date of the funding of the two separate sub-tranches of $7.5 million each pursuant to the Third Amendment. One investor, NovaWulf Digital Private Fund LLC, with a principal balance of $0.9 million of the $7.5 million borrowing, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In connection with the $7.5 million tranche borrowed upon

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effectiveness of the Third Amendment, the Company issued warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share. The fair value of the Common Stock warrants and the related proportional carrying value of the Commitment Fee Asset, an aggregate $2.9 million, related to Third Amendment have been included with the unamortized discount on the $7.5 million draw and are being amortized as an adjustment of interest expense over the remaining term of the LGSA at an effective rate of 25.1%.

The LGSA, as amended, requires the Company to maintain or meet certain affirmative, negative and reporting covenants. The affirmative covenants include, among other things, a requirement for the Company to maintain insurance coverage, maintain mining equipment and comply in all material respects with the Company’s Nautilus joint venture agreement (see Note 11), each as defined. The negative covenants restrict or limit the Company’s ability to, among other things, incur debt, create liens, divest or acquire assets, make restricted payments and permit the Company’s interest in the Nautilus joint venture to be reduced below 25%, each as defined. The LGSA also contains usual and customary events of default. If an event of default occurs and is continuing, the then outstanding obligations under the LGSA may become immediately due and payable.

For the aggregate LGSA long-term debt for the year ended December 31, 2022, the Company amortized $14.2 million of the capitalized debt issuance costs and debt discount to (1) interest expense of $9.3 million in the consolidated statement of operations, (2) capitalized interest in property, plant and equipment, net of $2.6 million in the consolidated balance sheet and (3) capitalized interest in equity in net assets of investee of $2.3 million in the consolidated balance sheet. Capitalized debt issuance costs and debt discount of $21.1 million and $28.9 million are recorded as a reduction of long-term debt as of December 31, 2022 and 2021, respectively, in the consolidated balance sheets.

Principal maturities of outstanding long-term debt as of December 31, 2022 are as follows (in thousands):

Year ending December 31:
2023	$51,938
2024	94,062
Total principal maturities	$146,000

NOTE 10 – STANDBY EQUITY PURCHASE AGREEMENT AND CONVERTIBLE PROMISSORY NOTES

Standby Equity Purchase Agreement

On June 2, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville up to $50,000,000 of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50,000,000. Each sale the Company requested under the SEPA (an “Advance”) may have been for a number of shares of Common Stock with an aggregate value of the greater of (1) an amount equal to 30% of the daily value traded, as defined, of Common Stock on the trading day prior to the delivery of the Advance notice or (2) $5,000,000. The Common Stock would have been purchased at 97.0% of the Market Price, (as defined below) and would have been subject to certain limitations, including that Yorkville could not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance (the "Ownership Limitation") or an aggregate of 19.99% of the Company's outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap would no longer have applied under certain circumstances, including to any sales of common stock under the SEPA that equal or exceeds $3.04 per share of Common Stock. “Market Price” was defined in the SEPA as the average of the daily volume weighted average price, as defined, during each of the three consecutive trading days commencing on the trading day following the Company’s submission of an Advance notice to Yorkville. The SEPA contained customary registration rights, representations, warranties, conditions and indemnification obligations by each party. Certain conditions precedent would have been required to have been satisfied in order for the Company to deliver a notice of Advance. These conditions included, but are not limited to, the existence of an effective registrations statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the Notice. The issuance and sale of the Common Stock by the Company under the SEPA would have been made pursuant to the prospectus and prospectus supplement forming a part of the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

262226), which was declared effective on February 4, 2022 (“the 2022 Registration Statement”), including a final prospectus supplement dated June 10, 2022.

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

Subject to the terms of the SEPA, the Company had the right to terminate the SEPA at any time, at no cost or penalty, upon five trading days’ prior written notice so long as there are no outstanding Advances, no outstanding balance on the Promissory Note and no other amounts owed to Yorkville. No termination of the SEPA affects the indemnification provisions contained within the SEPA, which provisions survived a termination. The SEPA was terminated on December 20, 2022. No Advances occurred while the SEPA was outstanding.

Yorkville Convertible Promissory Note

On June 2, 2022, the Company issued the Promissory Note to Yorkville, which was issued with a 2% original issue discount, for proceeds of $14.7 million. The maturity date of the $15.0 Promissory Note was originally November 25, 2022 and the Company was required to pay the outstanding principal balance in five monthly $3.0 million payments commencing July 27, 2022. Upon reasonable advance notice, the Company had the right to defer 50% of a monthly payment amount due on two such monthly payments to later dates to be mutually agreed by the Company and Yorkville. In July 2022, $1.5 million of the $3.0 million July monthly payment amount was deferred until the October 2022 monthly payment due date. In August 2022, $1.5 million of the $3.0 million August monthly payment amount was deferred until the November 2022 monthly payment due date. The Promissory Note bore an interest rate of 4.0%. Upon the occurrence of an event of default, as defined, the applicable interest rate would have been 15% until the Promissory Note was paid in full. Interest payments were due monthly in conjunction with scheduled principal payments. The Promissory Note may have been repaid with the proceeds of an Advance or repaid in cash and, if repaid in cash, together with a cash payment premium originally of 6%, provided that if the Company’s Common Stock market price, as defined, was less than $2.25 per share, the cash payment premium would have been 4%. If the Promissory Note was outstanding, the proceeds of an Advance would have been applied to the outstanding amounts due, first to outstanding interest. Under the Promissory Note, Yorkville originally had the right to convert any portion of the Promissory Note (a “Yorkville Conversion”), including accrued and unpaid interest into shares of Common Stock at a conversion price of $3.75 per share of Common Stock (the “Conversion Price”). The Conversion Price would have been adjusted for certain dilutive events or fundamental Company transactions and events, including, but not limited to, mergers, consolidations, a change of control, sale of substantially all the assets of the Company and transactions where holders of the Common Stock are entitled to receive securities or other assets with respect to or in exchange for shares of Common Stock. In certain of these events, upon a Yorkville Conversion, Yorkville would have been entitled to receive such benefits as if it were a Common Share holder at the time of the underlying event. Upon any Yorkville Conversion, the Company was required to deliver in a timely manner, as defined, the Common Shares issuable per the conversion. If the Company did not deliver the Common Shares in a timely manner, as defined, Yorkville may have purchased such Common Shares (in an open market transaction or otherwise) and may have sought a cash-based or cash and stock-based remedy from the Company.

The Company had the right to redeem early a portion or all amounts outstanding under the Promissory Note provided that (1) if the market price, as defined, of the Company’s Common Stock was less than or equal to the Conversion Price, the Company would have provided five trading days notice or (2) if the market price, as defined, of the Company’s Common Stock was greater than the Conversion Price, (i) the Company would have provided fifteen trading days notice and (ii) the Company may only have exercised its early redemption right if Yorkville was able to exercise its rights under the SEPA. Upon receipt of a redemption notice, Yorkville would first have the right to exercise its conversion rights prior to the effectiveness of a Company redemption. The specified redemption amount would have been reduced by any Yorkville Conversion amount.

The Company shall maintain the effectiveness of a registration statement pursuant to which Yorkville is permitted to utilize the prospectus thereunder to resell all of the Common Stock issuable pursuant to the conversion of the Promissory Note. The issuance and sale of the Common Stock by the Company under the Promissory Note, including shares issued upon a Yorkville Conversion, are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated June 10, 2022. The aggregate debt discount and debt issuance costs recorded for the Promissory Note

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $404,000, comprised of the original issue discount of $300,000 and other debt issuance expenses of $104,000, and was originally being accreted into the Promissory Note balance over the six-month term of the Promissory Note at an effective interest rate of 7.5%, which was in addition to the stated interest rate.

In October 2022, the Company entered into an amended and restated convertible promissory note (the “A&R Promissory Note”) to Yorkville which, among other things, (a) granted Yorkville, but not the Company, the right to extend the maturity date of the Promissory Note from November 25, 2022 to December 23, 2022 upon advance notice to the Company, (b) changed the then-existing repayment schedule such that all outstanding principal amounts would be due November 25, 2022, (c) changed the cash payment premium to 12% and (d) changed the conversion price from $3.75 to $1.26 per share of Common Stock. The Company determined that extinguishment of debt accounting applied because the change in the fair value of the embedded conversion feature was greater than 10% of the carrying value of the Promissory Note immediately prior to the modification. The Company recorded a loss on debt extinguishment of $2.1 million, which is included in loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2022. This extinguishment loss was primarily related to the change in the fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the A&R Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification.

In November 2022, the Company entered into a second amended and restated convertible promissory note (the “Second A&R Promissory Note”) to Yorkville which, among other things, (a) changed the principal repayment provisions such that $1.3 million was due by November 25, 2022, $1.7 million was due by November 29, 2022 and the balance of $6.0 million was due by December 23, 2022 and (b) changed the conversion price per share of Common Stock from $1.26 to, if lower, a variable rate based on 88% of the lowest volume weighted average price during the three trading days prior to the conversion date. The new variable conversion price would have been effective for conversions commencing December 16, 2022 and also included certain volume restrictions. The Company determined that debt modification accounting applied. The $20,000 change in the fair value of the embedded conversion feature was accounted for as a debt discount and amortized as an adjustment of interest expense over the remaining term of the Second A&R Promissory Note at an effective rate of 3.1%. The Second A&R Promissory Note was paid in full on December 13, 2022.

In aggregate for the Second A&R Promissory Note and its predecessors for the year ended December 31, 2022, the Company amortized $396,000 of the capitalized debt issuance costs and debt discount and expensed $1.1 million of contractual interest to interest expense in the consolidated statement of operations. For the year ended December 31, 2022, the Company paid cash principal payments of $15.3 million and made Common Stock principal reductions of $168,000.

Convertible Promissory Notes

In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million.  The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended.  The Convertible Notes, which contain usual and customary antidilution provisions, have a maturity date of April 1, 2025 and accrue annual interest at a rate of 4%, which increases to 15% upon the occurrence of an event of default, as defined. The Convertible Notes are automatically convertible into shares of equity securities of the Company upon the closing of a Qualified Financing, as defined in the Convertible Notes as the issuance and sale of equity securities with an aggregate gross sales price of not less than $5.0 million, with certain sales of equity securities excluded, at a conversion price equal to the price per share paid by the investors purchasing such equity securities in such Qualified Financing.  The Convertible Notes embodied an unconditional obligation to settle a fixed monetary amount with, upon a Qualified Financing, with a variable number of shares and was initially considered potentially share settled debt.  On December 12, 2022, the Company entered into a private placement (see Note 15) which met the definition of a Qualified Financing and contemporaneously amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price.  The Company determined that debt modification accounting applies in connection with the December 12, 2022 amendment to the Convertible Notes.  There was no change to the effective interest rate as the result of this amendment.  As of December 31, 2022, the conversion price was $0.40 per share of Common Stock.  If the Convertible Notes were converted at the conversion price as of December 31, 2022, the Company would issue approximately 8.5 million shares of Common Stock. The Convertible Notes are included in convertible promissory notes in the consolidated balance sheet as of December 31, 2022.  During the year ended December 31, 2022, the Company expensed $13,000 of

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractual interest to interest expense in the consolidated statement of operations. On January 30, 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 19).  In March 2022, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.

NOTE 11 – JOINT VENTURE

On May 13, 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) with a related party of the Company and (3) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf would contribute $156.0 million both in cash and in-kind and Talen would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $4.6 million and $75,000 for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

On August 27, 2022, the Members entered into an amended and restated Joint Venture agreement (“the “A&R Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes. The A&R Agreement amended the capital contribution schedule so that the Company’s scheduled infrastructure-related capital contributions were $17.1 million. The Company targeted a 25% ownership interest in Nautilus and therefore made $7.3 million of the scheduled $17.1 million capital contributions. The Company is not obligated to fund the balance of the $17.1 million scheduled infrastructure-related capital contributions. Accordingly, the Company’s ownership interest in the Joint Venture is 25.2% as of December 31, 2022.

On March 19, 2021, TeraCub executed an agreement for the purchase of bitcoin miners from MinerVA Semiconductor Corp. (“MinerVa”) for a total of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “MinerVA Purchase Agreement”). Pursuant to the MinerVA Purchase Agreement, the Company paid an initial deposit of $23.7 million. Concurrently with the execution of the Joint Venture agreement, TeraWulf assigned the MinerVA Purchase Agreement to Nautilus. During the period February 8, 2021 (date of inception) to December 31, 2021, the Company paid MinerVA $16.8 million and was reimbursed by Talen for 50% of that amount and also reimbursed by Talen an additional amount of $11.9 million related to 50% of the initial deposit paid. The balance of payments under the MinerVA Purchase Agreement were originally scheduled to be paid as follows: (i) 30% of the total price six months before the shipping date of each batch of bitcoin miners; (ii) 30% of the total price three months before the shipping date of each batch of bitcoin miners; and (iii) the remaining 20% of the total price one month before the shipping date of each batch of bitcoin miners. Production delays at MinerVA’s factory impacted the initial pricing and delivery schedule. Accordingly, Nautilus and MinerVA have deemed all payments made to date to apply to the initial 9,000 miners shipped or to be shipped. As of the date at which these financial statements were available to be issued, Nautilus had not amended the MinerVA Purchase Agreement.

On June 15, 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and March 2022 under one agreement (the “Q1 2022 Bitmain Agreement’) and 5,000 miners each between April 2022 and June 2022 under a second agreement (the “Q2 2022 Bitmain Agreement” and, together, the “Bitmain Purchase Agreements”). During the year ended December 31, 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. In 2021, the Company paid Bitmain approximately $124.6 million under the Bitmain Purchase Agreements. On a net basis, the Company funded approximately $76.9 million as Talen reimbursed the Company in 2021

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $47.7 million in accordance with the Joint Venture agreement. As of December 31, 2022, the Q1 2022 Bitmain Agreement has concluded with all parties performing under the contract. In September 2022, the Q2 2022 Bitmain Agreement was cancelled whereby each Member received a $31.2 million credit with Bitmain to use at the respective Member’s discretion (the “Bitmain Credit”). See Note 12. The Company recorded a distribution from the Joint Venture whereby equity in net assets of investee was reduced and property, plant and equipment, net was correspondingly increased by the $31.2 million distributed credit in the consolidated balance sheet as of December 31, 2022.

In December 2022, the Company entered into a Payment Netting Agreement with Nautilus, Talen and the related party FOA and CSA agreement counterparties whereby certain amounts were owed by Nautilus to each of the FOA and CSA counterparties, including for the termination of the FOA agreement These amounts were offset to arrive at a net result whereby the Company owed the related party FOA counterparty (see Note 17) approximately $2.2 million. This amount is recorded in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022.

The Company’s direct payments to MinerVA and Bitmain, among others, on behalf of Nautilus for the year ended December 31, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows for the year ended December 31, 2022 follows (in thousands):

Payment of TeraWulf 50% share of Bitmain deposits	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	(11,402)
Direct investments in joint venture	(34,796)
Investments in joint venture, including direct payments made on behalf of joint venture	$(46,198)

Payment of Talen 50% share of Bitmain deposits	$(11,402)
Other reimbursable payments	(339)
Reimbursable payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$(11,741)

Talen reimbursement of 50% share of Bitmain deposits	$11,402
Other reimbursable payments	314
Reimbursement of payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$11,716

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2022 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment, Net	to Date	Entity	(1)	in Entity (2)
Nautilus	25.2%	$18,000	$97,991	$17,250	$98,741	$—	$98,741
(1)	The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member may be required to provide.
(2)	The maximum exposure at December 31, 2022 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the change in Member ownership percentage and governance rights under the A&R Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture. The condensed results of operations for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021 and the condensed financial position as of December 31, 2022 and 2021 of Nautilus are summarized below (in thousands):

	Year Ended	Period February 8, 2021 (date of inception) to
	December 31, 2022 (1)	December 31, 2021
Condensed statement of operations information:
Revenue	$19	$—
Operating expense	10,823	3,076
Net loss	$(10,804)	$(3,076)

	December 31, 2022 (1)	December 31, 2021
Condensed balance sheet information:
Current assets	$28,982	$4,960
Noncurrent assets	153,676	214,803
Total assets	$182,658	$219,763

Current liabilities	$11,984	$11,317
Equity	170,674	208,446
Total liabilities and equity	$182,658	$219,763

(1)	The condensed statement of operations information for the year ended December 31, 2022 and the condensed balance sheet information as of December 31, 2022 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 “Business Combinations,” have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.

In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company. If the Exchange Miners were not delivered by September 30, 2022, the Nautilus co-venturer would have been entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners. During the three months ended June 30, 2022, the Nautilus Miners were received and recorded at fair value to property, plant and equipment, net in the amount of $16.0 million with a corresponding recognition of an exchange miner liability of the same amount. The A&R Agreement removed the Company’s obligation to deliver the Exchange Miners to the Joint Venture. Accordingly, the Company derecognized the miner exchange liability and recorded a $16.8 million reduction in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022 and recorded a loss on nonmonetary miner exchange of $804,000 in the consolidated statement of operations for the year ended December 31, 2022.

In September 2022, the Company, as allowed under the A&R Agreement and because its Lake Mariner Facility was operational, transferred 2,500 Bitmain S19j Pro miners from Nautilus to its Lake Mariner Facility.  Accordingly, the Company recorded the miners at an estimated fair value of $4.8 million, determined based on a contemporaneous observed market price for identical assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $16.3 million, the book value of the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

miners in Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2022 and recorded a loss of $11.5 million.  This loss is recorded as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the year ended December 31, 2022.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

Bitmain Miner Purchase Agreements

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. The Second Bitmain Purchase Agreement included liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages were applied during the duration of the agreement. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company held an option to partially or wholly cancel that batch of miners and the remaining balance on that batch would have been refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Second Bitmain Purchase Agreement, the Company paid $2.0 million during the year ended December 31, 2022 and paid an initial deposit of approximately $11.4 million in 2021. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit have been applied to the Second Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Second Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments are due as of December 31, 2022.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. The Third Bitmain Purchase Agreement included liquidated damage provisions that may be applied if payments are not made within sixty days of a payment due date, if not otherwise mutually extended. No liquidated damages were applied during the duration of the agreement. For a batch of miners comprising a monthly shipment, if timely payments were made on installments then due, the Company held an option to partially or wholly cancel that batch of miners and the remaining balance on that batch would have been refunded no later than two years after such cancellation. The Company is responsible for all logistics costs related to transportation for the delivery of miners. Pursuant to the Third Bitmain Purchase Agreement, the Company paid $10.2 million during the year ended December 31, 2022 and paid an initial deposit of approximately $59.2 million in 2021. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit have been applied to the Third Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Third Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments are due as of December 31, 2022..

In September 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,400 S19XP miners and 2,700 S19 Pro miners, with originally scheduled monthly deliveries between October 2022 and January 2023 (the “September 2022 Bitmain Purchase Agreements”) for a total purchase price of $23.7 million. The purchase price will be satisfied through application of the balance of the Bitmain Credit.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19XP miners and 2,750 S19 Pro miners, with originally scheduled monthly deliveries between November 2022 and February 2023 (the “November 2022 Bitmain Purchase Agreements”) for a total purchase price of $24.9 million. The purchase price will be satisfied through application of the available account credits.

In December 2022, the Company entered into a Future Sales and Purchase Agreement with Bitmain for the aggregate purchase of 14,000 S19 Pro miners, with originally scheduled monthly deliveries commencing December 2022 (the “December 2022 Bitmain Purchase Agreement”) for a total purchase price of $22.4 million. The purchase price will be satisfied through application of the available account credits.

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

NOTE 13 – DEFINED CONTRIBUTION PLAN

The TeraWulf Inc. 401(k) Plan is a safe harbor defined contribution plan which qualified under section 401(k) of the Internal Revenue Code. A participant’s right to claim a distribution of his or her account balance is dependent on the plan, Employee Retirement and Income Security Act guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, the Company expensed approximately $103,000 and $55,000, respectively, for Company matching contributions.

NOTE 14 – CONVERTIBLE PREFERRED STOCK

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

On December 2, 2021, TeraCub’s Certificate of Incorporation was amended to provide that if the Closing under the Merger Agreement were to occur, the conversion ratio that shall apply to the conversion of shares of preferred stock immediately prior to the effective time of the Closing shall be equal to 0.8696560 shares of TeraCub common stock for each share of preferred stock. On December 13, 2021, the Closing was effected and TeraCub converted the 2,000,000 shares of preferred stock into 1,739,311 shares of common stock. No dividends were declared for the period February 8, 2021 (date of inception) to December 31, 2021.

TeraWulf Convertible Preferred Stock

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of the Convertible Preferred Stock will accumulate cumulative dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022. Commencing June 30, 2022, unpaid dividends will be accreted to the liquidation preference. The initial liquidation preference is $1,000 per share. Holders of the Convertible Preferred Stock will also be entitled to such dividends paid to holders of the Company’s Common Stock, if applicable, as if such holders of the Convertible Preferred Stock had converted their Preferred Shares into Common Stock (without regard to any limitations on conversions) and had held such shares of the Company’s Common Stock on the record date for such dividends and distributions. If applicable, such payments will be made concurrently with the dividend or distribution to the holders of the Company’s Common Stock. Upon liquidation, the Convertible Preferred Stock will rank senior to the Company’s Common Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Liquidation Preference (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of the Convertible Preferred Stock. Holders of Convertible Preferred Stock will not generally have the right to vote at any meeting of stockholders, except for certain protective voting rights, as defined. The Convertible Preferred Stock does not have a maturity date.

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

No dividends were paid during the year ended December 31, 2022. Cumulative dividends of $783,000 were accumulated and accreted to liquidation preference as of December 31, 2022. As of December 31, 2022, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $10.3 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.0 million shares of Common Stock.

NOTE 15 – COMMON STOCK

TeraWulf

TeraWulf Certificate of Incorporation as of December 31, 2022 (see Note 19) provides for authorized shares of 225,000,000, divided into (a) 200,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 25,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of December 31, 2022.

In February 2022, the Company entered into the At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc. and D.A. Davidson & Co. (collectively, the “Agents”), pursuant to which the Company may offer and sell, from time

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2022, the Company entered into a replacement sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “April ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the April ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced the ATM Sales Agreement. The Company is not obligated to sell any shares under the April ATM Sales Agreement. The Company will pay the April ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the April Shares by the Company under the April ATM Sales Agreement are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the year ended December 31, 2022, under the ATM Sales Agreement and the April ATM Sales Agreement, the Company sold 1,809,893 shares of Common Stock for net proceeds of $2.7 million and 2,910,909 shares of Common Stock for net proceeds of $9.7 million, respectively.

In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to the Unit Subscription Agreements, the Company sold 7,481,747 units, each consisting of one share of the Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million based on an offering price equal to the trailing 10-day volume weighted price of $1.26 for each Common Share plus one warrant. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. In connection with the Unit Subscription Agreements, the Company and the October Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the October Purchasers with respect to the shares of Common Stock underlying the October Warrants. The Company allocated the proceeds between the Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. On January 30, 2023, certain of these investors agreed to amend the terms of their October Warrants such that their warrants would become exercisable only after the Shareholder Approval Date (as defined in Note 19).

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2022, the Company entered into subscription agreements or unit subscription agreements with certain accredited and institutional investors in privately negotiated transactions (the “December Purchasers”) as part of a private placement (the “December Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to these agreements, the Company issued for an aggregate purchase price of $6.74 million (i) 16,850,000 shares of Common Stock at a purchase price of $0.40 per share of Common Stock and (ii) 11,250,000 warrants (the “December Warrants”) exercisable for 8,750,000 shares of Common Stock, at an exercise price equal to $0.40 per share of Common Stock. The December Warrants become exercisable on January 16, 2023 and expire on January 31, 2023. In connection with the issuance of the December Warrants, the Company and the December Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the December Purchasers with respect to the shares of Common Stock underlying the December Warrants. The Company allocated the proceeds between the Common Stock and the December Warrants based on the relative fair values of the financial instruments, with $5.4 million allocated to the Common Stock and $1.3 million allocated to the December Warrants. In January 2023, 50% of the December Warrants were exercised for proceeds of $1.8 million while the remaining 50% of the December Warrants expired. On January 30, 2023, the Company entered into additional subscription agreements with certain December Purchasers pursuant to which such December Purchasers purchased from the Company shares of Common Stock, at a purchase price of $0.40 per share of Common Stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.75 million (the “January Private Placement”). The January Private Placement effectively replaces 50% of the unexercised December Warrants at the same purchase price of $0.40 per share of Common Stock. The closing of the January Private Placement was subject to certain conditions, including the completion of a $30 million equity capital raise by the Company, which may be unilaterally waived by the December Purchasers, and the receipt of shareholder approval of an increase to issued and unauthorized shares of Common Stock (see Note 19). Pursuant to these Common Stock subscription agreements, the Company agreed to provide customary registration rights to the certain December Purchasers. These Common Stock subscription agreements contain customary representations, warranties, covenants and are subject to customary closing conditions and termination rights.

During the year ended December 31, 2022, 5,714,823 warrants were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $58,000.

No dividends were declared during the year ended December 31, 2022 or the period February 8, 2021 (date of inception) to December 31, 2021.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 13, 2021, the Closing was effected and the then outstanding 54,840,641 shares of TeraCub common stock converted into 97,976,728 of shares of Common Stock of TeraWulf, resulting in a total of 99,976,253 shares of Common Stock of the then publicly registered TeraWulf outstanding as of that date.

No dividends were declared for the period from February 8, 2021 (date of inception) to December 31, 2021.

NOTE 16 – STOCK BASED COMPENSATION

On May 13, 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”). No grants have been made under the Plan for the period February 8, 2021 (date of inception) to December 31, 2021.

For the year ended December 31, 2022, stock-based compensation expense was $1.6 million. The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the year ended December 31, 2022:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2021	—	-
Granted	1,931,187	2.87
Vested	—	-
Forfeited/canceled	—	-
Unvested as of December 31, 2022	1,931,187	2.87

The requisite service period for grants is generally between one and three years.  As of December 31, 2022, there was $4.0 million of unrecognized compensation cost related to unvested employee and Board of Directors members RSUs.  The amount is expected to be recognized over a weighted average period of 1.2 years.  During the year ended December 31, 2022, two RSU grants, with an initial fair value of $190,000 were made to consultants.  Including cancelations, unrecognized compensation of $98,000 on the consultant grants remains outstanding as of December 31, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to build out and operate certain bitcoin mining facilities anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company has agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the year ended December 31, 2022, the Company paid Beowulf E&D $16.9 million under the Services Agreement. Selling, general and administrative expenses– related party and operating expenses – related party in the consolidated statement of operations includes $12.6 million and $459,000, respectively, for the year ended December 31, 2022 related to the base fee and reimbursement of costs and expenses. As of December 31, 2022, $833,000 is included in prepaid expenses, $3.0 million, including $2.2 million related to the Payment Netting Agreement, is included in amounts due to related parties and $5.9 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2021, $583,000 is included in prepaid expenses, $647,000 is included in amounts due from related parties and $1.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

The Services Agreement provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. However, no awards have been issued as of the date these consolidated financial statements were available for issuance. Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. As of December 31, 2022, the Company considers it probable that the performance milestone of 100MW of mining load deployed by the mining facilities will be met. Accordingly, the Company has recognized $2.1 million in expense during the year ended December 31, 2022. As of December 31, 2022 and 2021, $14.6 million and $12.5 million, respectively, are included in share-based liabilities due to related party in the consolidated balance sheets. Performance milestone expense of $2.1 million and $12.5 million is included in selling, general and administrative expenses – related party in the consolidated statements of operation for the year ended December 31, 2022 and the period February 8, 2021 (date of inception) to December 31, 2021, respectively.

In April 2021, the Company reimbursed Heorot Power Holdings LLC, a related party due to control by a member of Company management, $1.6 million related to (i) the development of bitcoin mining facilities including services and third-party costs for transmission consulting, engineering consulting, transmission system impact study costs, electricity procurement and site development costs, (ii) joint venture investigation and negotiation and (iii) certain Company organizational and legal costs. During the period February 8, 2021 (date of inception) to December 31, 2021, $697,000 was included in selling, general and administrative expense – related party in the consolidated statements of operations and $853,000 was included in operating expenses – related party in the consolidated statements of operations.

In June 2021, the Company paid a related party due to control by a member of Company management $632,000 for the purchase of certain electrical infrastructure and equipment for its planned bitcoin mining facility in New York. The certain electrical infrastructure and equipment is included in property, plant and equipment, net in the consolidated balance sheet as of December 31, 2021.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – UNAUDITED QUARTERLY FINANCIAL DATA

As discussed in Note 2, the Company determined that its unaudited interim consolidated financial statements for the year-to-date period ended March 31, 2022, June 30, 2022 and September 30, 2022 were materially misstated and should be restated . The table below sets forth the restatements of the impacted line items of each respective unaudited interim consolidated statement of cash flows. The error had no impact on the Company’s unaudited interim consolidated balance sheets, unaudited interim consolidated statements of operations and unaudited interim consolidated statements of changes in stockholders’ equity for these periods.

	Three Months Ended March 31, 2022 (unaudited)
		Restatement
	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Decrease in amounts due from related parties	$647	$168	$815
Decrease in accounts payable	$(6,066)	$2,088	$(3,978)
Decrease in accrued construction liabilities	$(3,870)	$3,870	$-
Increase in other accrued liabilities	$4,155	$601	$4,756
Increase in other amounts due to related parties	$1,246	$(470)	$776
Net cash used in operating activities from continuing operations	$(21,459)	$6,257	$(15,202)
Net cash used in operating activities	$(21,509)	$6,257	$(15,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	$(21,488)	$(6,257)	$(27,745)
Net cash used in investing activities	$(40,560)	$(6,257)	$(46,817)

	Six Months Ended June 30, 2022 (unaudited)
		Restatement
	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Decrease in amounts due from related parties	$647	$168	$815
Decrease in accounts payable	$(2,486)	$2,088	$(398)
Decrease in accrued construction liabilities	$(3,892)	$3,892	$-
Increase in other accrued liabilities	$1,162	$714	$1,876
Increase in other amounts due to related parties	$982	$(631)	$351
Net cash used in operating activities from continuing operations	$(29,721)	$6,231	$(23,490)
Net cash used in operating activities	$(29,766)	$6,231	$(23,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	$(39,238)	$(6,231)	$(45,469)
Net cash used in investing activities	$(75,687)	$(6,231)	$(81,918)

	Nine Months Ended September 30, 2022 (unaudited)
		Restatement
	As Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Decrease in amounts due from related parties	$647	$168	$815
Increase in accounts payable	$3,575	$2,088	$5,663
Decrease in accrued construction liabilities	$(3,892)	$3,892	$-
Increase in other accrued liabilities	$4,522	$(1,985)	$2,537
Increase in other amounts due to related parties	$2,417	$(765)	$1,652
Net cash used in operating activities from continuing operations	$(31,704)	$3,398	$(28,306)
Net cash used in operating activities	$(33,007)	$3,398	$(29,609)

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

On February 23, 2023 (the “Shareholder Approval Date”), the Company held a Special Meeting of Stockholders. Two proposals were approved. The results of the matters submitted to a stockholder vote at the Special Meeting were as follows: (1) the Company's stockholders adopted a charter amendment to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 200 million to 400 million and increase the number of the Company’s preferred stock, par value $0.001 per share, from 25 million to 100 million and (2) the Company’s stockholders adopted a charter amendment to remove the restriction on stockholder action by written consent.

On January 27, 2023, the Company entered into a binding term sheet with the LGSA lenders (the “Term Sheet”) pursuant to which the parties agreed, subject to certain conditions, to make certain amendments to LGSA regarding amortization of LGSA principal and amending certain governance rights. On March 1, 2023, the Company entered into the Fifth Amendment. The Fifth Amendment eliminates mandatory amortization of the term loans under the LGSA through April 8, 2024, as long as the Company received aggregate net proceeds of at least $33.5 million from the issuance of equity or equity-linked securities by March 15, 2023 (such condition, the “Amortization Relief Condition”). The Company satisfied the Amortization Relief Condition on March 9, 2023. Additionally, the Fifth Amendment provides for an excess cash flow sweep, as defined, in place of scheduled principal payments, which will automatically extend to the maturity of the Term Loans on December 1, 2024 in the event the Company repays at least $40.0 million of the Term Loan by April 1, 2024. Concurrent with the execution of the Fifth Amendment, the Lenders appointed a non-voting observer to the Company’s board of directors (the “Board”). The Lenders also have the right to appoint a member of the Company’s Board (the “Lender Designee”), as long as such Lender Designee is reasonably acceptable to the Company. Additionally, pursuant to the Fifth Amendment, the Company established a strategic review committee which will consider and monitor the strategic direction and opportunities available to the Company and make related recommendations to the Company’s Board and management. As a condition of the Fifth Amendment becoming effective, the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 26,666,669 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share Common Stock (the “Penny Warrants”) and (ii) 13,333,333 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s common stock (the “Dollar Warrants”). The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. Both the Penny Warrants and the Dollar Warrants are subject to anti-dilution protection for any additional capital raising transaction by the Company of up to $5.0 million subsequent to the $33.5 million aggregate net proceeds associated with the Amortization Relief Condition. In connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement, dated as of March 1, 2023, pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the common stock issuable upon exercise of the warrants described above.

On January 30, 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investor entities controlled by members of Company management (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company 2,380,952 warrants, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $0.00001 per share of Common Stock (the “January 2023 Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of Common Stock of $1.05 for a total of 2,380,952 shares of Common Stock and (b) warrant agreements (the “Warrant Agreements”) with such Warrant Investors. The Warrant Agreements govern the terms and conditions of the January 2023 Warrants, which are exercisable beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock is obtained (the “Shareholder Approval Date”) and expire on December 31, 2023. In connection with the issuance of the January 2023 Warrants, the Company entered into a registration rights agreement, dated as of March 1, 2023, pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the warrant holders with respect to the common stock issuable upon exercise of the January 2023 Warrants.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2023, the Company entered into a new convertible promissory note (the “New Convertible Promissory Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.25 million. The New Convertible Promissory Note has a maturity date of April 1, 2025 and accrues annual interest at a rate of 4%. The New Convertible Promissory Note is automatically convertible into Common Stock on the third business day following the Shareholder Approval Date (the “Conversion Date”) at a conversion price equal to the lowest price per share paid by investors purchasing equity securities in any sale of equity securities by the Company between the November 25, 2022 and the Conversion Date with an aggregate gross sales price of not less than $5 million, subject to certain exclusions set forth in the New Convertible Promissory Note. In March 2022, the New Convertible Promissory Notes and accrued but unpaid interest were converted into 3,134,932 shares of Common Stock.

On January 30, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with an entity controlled by a member of management (the “Exchanging Shareholder”). Pursuant to the Exchange Agreement, the Exchanging Shareholder exchanged a total of 12,000,000 shares of Common stock for 12,000,000 new warrants issued by the Company (the “New Exchange Warrants”) in a private exchange exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act. The New Exchange Warrants will be immediately exercisable at a strike price of $0.00001 per share after the Shareholder Approval Date and will expire on December 31, 2023. The Exchanging Shareholder will be entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the New Exchange Warrants. The Exchange Agreement contains customary representations, warranties, covenants and is subject to customary closing conditions and termination rights.

In February 2023, the Company commenced an underwritten public offering of 36,764,706 shares of Common Stock at $0.68 per share (the “Offering”). JonesTrading Institutional Services LLC, as representative of the several underwriters (the “Underwriters”) and pursuant to an underwriting agreement (the “Underwriting Agreement”), acted as book-running manager for the Offering. The Underwriting Agreement includes customary representations, warranties and covenants by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, under the terms of the Underwriting Agreement, the Company agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the Underwriters may be required to make in respect of these liabilities. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day over-allotment option to purchase up to an additional 5,514,705 shares of its Common Stock, of which the Underwriters elected to purchase 4,000,000 of the over-allotment prior to the close of the Offering. The Offering closed on March 1, 2023 and the Company issued 40,764,706 shares of Common Stock and received net proceeds under the Offering of $26.6 million. The Common Stock will be issued pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-262226), previously declared effective by the Securities and Exchange Commission (“SEC”) on February 4, 2022, and the preliminary prospectus supplement relating to this offering, filed on February 1, 2023.

In February 2023, the Company entered into subscription agreements with certain accredited investors (the “February Common Stock Investors”), pursuant to which the February Common Stock Investors purchased 1,386,467 shares of Common Stock at a purchase price of $0.68 per share for net proceeds to the Company of $886,000. The private placement transaction is exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.

On March 12, 2023, Signature Bank (“SBNY”) was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver and transferred all customer deposits and substantially all of the assets of SBNY to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The FDIC, the U.S. Treasury, and the Federal Reserve jointly announced that all depositors of SBNY would be made whole, regardless of deposit insurance limits. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. Normal banking activities resumed on Monday, March 13, 2023. On March 29, 2023, the Company was advised by the FDIC that the Company’s bank accounts would be closed on April 5, 2023 and any remaining funds as of that date would be distributed to the Company by check. As of March 30, 2023, the Company held approximately $0.9 million in the former SBNY accounts and intends to transfer all then remaining funds out of Signature Bridge Bank, N.A. by April 5, 2023.

On March 17, 2023, the “Company” received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Common Stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5550(a)(2), initiating an automatic 180 calendar-day grace period for the Company to regain compliance. The notice has no immediate effect on the listing or trading of the Company’s Common Stock, and the Common Stock will continue to trade on the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq Capital Market under the symbol “WULF.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from the date of the notification, or until September 13, 2023, to regain compliance with the minimum bid price requirement. The Company will regain compliance with the minimum bid price requirement if at any time before September 13, 2023, the bid price for the Company’s Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting from the Nasdaq Capital Market. At such time, the Company may appeal the delisting determination to a hearings panel. The Company intends to continue to monitor the bid price levels for the Common Stock and will consider appropriate alternatives to achieve compliance within the initial 180 calendar-day compliance period. There can be no assurance, however, that the Company will be able to do so.

On March 23, 2023, the Company entered into a second amended and restated limited liability company agreement for Nautilus

(“the “Second A&R Nautilus Agreement”). Under the Second A&R Nautilus Agreement, the Company will hold a 25% equity interest in Nautilus and Talen will hold a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Bitcoin distributions will be made every two weeks in accordance with each Member’s respective hash rate contributions after deducting each Member’s share of power and operational costs and cash reserves, as established by the board of managers, to fund, among other things, one month of estimated power costs and two months of budgeted expenditures. Nautilus will be governed by a board of managers comprised of one manager appointed by TeraWulf Member and four managers appointed by Cumulus Member. Generally, neither TeraWulf Member nor Cumulus Member may directly transfer any of its interests in Nautilus to any third parties without the majority consent of the board of managers, except that TeraWulf Member is entitled to transfer its interests in Nautilus if certain conditions are met. Pursuant to the terms of the Second A&R Nautilus Agreement, the Nautilus Cryptomine facility will initially require 200 MW of electric capacity, and the Talen Member may elect to expand the energy requirement by up to 100 MW, funded solely by the Talen Member, prior to May 13, 2024, for a total capacity of 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.

On March 29, 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the administrative and infrastructure services agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.46 million payable in monthly installments, until all obligations under the Company’s Loan, Guaranty and Security Agreement dated as of December 1, 2021, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this 2022 Form 10-K, our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the material weakness in our internal control over financial reporting as described below, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As part of the Company’s financial statement close process and preparation of the 2022 Form 10-K, the Company identified errors in its historical interim unaudited financial statements.  The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective unaudited consolidated statements of cash flows. The Company determined that its interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 were materially misstated and needed to be restated. The restatements are presented in Note 18 to the consolidated financial statements.

As a result of the misstatements, management and the Company’s audit committee have determined that a material weakness in our internal control over financial reporting existed as of December 31, 2022. The material weakness relates to the inadequate design and operation of management’s review controls over identification of noncash activity on purchase and deposits on plant and equipment in the preparation in its consolidated statements of cash flows.

Restatement of Previously Issued Financial Statements

As part of the Company’s financial statement close process and preparation of the 2022 Form 10-K, the Company identified errors in its historical interim unaudited financial statements.  The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective unaudited consolidated statements of cash flows. The Company determined that its interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 were materially misstated and needed to be restated. The restatements are presented in Note 18 to the consolidated financial statements.

Changes in Internal Control over Financial Reporting

To remediate this material weakness, we have added procedures to our review controls related to the accounting for identification of noncash activity on purchase and deposits on plant and equipment to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.  The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other as described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.	Other Information

Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

As part of the Company’s financial statement close process and preparation of the 2022 Form 10-K, the Company identified errors in its historical interim unaudited consolidated financial statements.  The misstatements relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective unaudited consolidated statements of cash flows. The Company determined that its interim unaudited consolidated financial statements for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022 were materially misstated and needed to be restated.

On March 29, 2023, the Audit Committee of the Company’s Board of Directors, based on the recommendation of management of the Company and after consultation with RSM US LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued interim unaudited condensed consolidated financial statements for the first three quarters of 2022 (collectively, the “Relevant Periods”), as well as the associated earnings press releases, were materially misstated and therefore the financial statements should be restated and the financial statements and earnings press releases should no longer be relied upon.

The Company will correct for such misstatements by restating its financial information as of and for the Relevant Periods in the 2022 Form 10-K.

Additionally, the Company has determined that a material weakness existed in its internal control over financial reporting as of December 31, 2022. The material weakness relates to the inadequate design and operation of management’s review controls over identification of noncash activity on purchase and deposits on plant and equipment in the preparation of the Company’s consolidated statements of cash flows.

As a result, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022.

The Company’s management and the Audit Committee have discussed the matters disclosed above with the Company’s independent registered public accounting firm, RSM US LLP.

Amendment No. 1 to Administrative and Infrastructure Services Agreement

On March 29, 2023, TeraWulf and Beowulf E&D entered into Amendment No. 1 to the administrative and infrastructure services agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.46 million payable in monthly installments, until all obligations under the LGSA, are either indefeasibly repaid in full or refinanced.

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

Information relating to this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 11.	Executive Compensation

Information relating to this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	Principal Accounting Fees and Services

Information relating to this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

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

(3.2)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of February 23, 2023 (incorporated by reference to Exhibit 3.3 of TeraWulf Inc.’s Amendment No. 3 to the Registration Statement on Form S-3 filed with the SEC on March 10, 2023).

(3.3)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of February 23, 2023 (incorporated by reference to Exhibit 3.4 of TeraWulf Inc.’s Amendment No. 3 to the Registration Statement on Form S-3 (file no. 333-268563) filed with the SEC on March 10, 2023).

(3.4)

Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of TeraWulf Inc.’s Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on December 13, 2021).

Exhibit Number	Description

(3.5)

TeraWulf Inc. Series A Convertible Preferred Certificate of Designations (incorporated by reference to Exhibit 3.1 of TeraWulf Inc.’s Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on March 17, 2022).

4.1	Description of Securities.

(4.2)

Warrant Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

(4.3)

Registration Rights Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

(4.4)

Amended and Restated Warrant Agreement, dated as of October 7, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on October 12, 2022).

(4.5)

Warrant Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

(4.6)

Registration Rights Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

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

(10.9)*

TeraWulf 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.10)*

Form of TeraWulf Inc. 2021 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.11)

Voting and Support Agreement, dated as of June 24, 2021, by and among TeraWulf Inc. and each of the directors and executive officers of IKONICS Corporation parties thereto (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed by IKONICS Corporation on June 25, 2021).

(10.12)

Form of Voting and Support Agreements by and among IKONICS Corporation and certain holders of TeraWulf Inc. common stock (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.13)

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

10.15	Amendment No. 1 to Administrative and Infrastructure Services Agreement, dated as of March 23, 2021, by and between TeraWulf Inc. and Beowulf Electricity & Data Inc.

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

(10.22)

Non-Fixed Price Sales and Purchase Agreement, dated as of December 7, 2021, by and between Bitmain Technologies Limited and Lake Mariner Data LLC (incorporated by reference to Exhibit 10.22 of TeraWulf Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

(10.23)

Non-Fixed Price Sales and Purchase Agreement, dated as of December 15, 2021, by and between Bitmain Technologies Limited and Lake Mariner Data LLC (incorporated by reference to Exhibit 10.23 of TeraWulf Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

Exhibit Number	Description

(10.24)

Loan, Guaranty and Security Agreement, dated as of December 1, 2021, by and among Wilmington Trust, National Association, a national banking association, in its capacity as administrative agent and collateral agent, the Lenders party thereto from time to time, the Guarantors and TeraWulf Inc., a Delaware Corporation (incorporated by reference to Exhibit 10.24 of TeraWulf Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

(10.25)	Employment Letter Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.2 of Form 10-Q filed with the SEC on May 16, 2022).

(10.26)

Restrictive Covenant Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.3 of Form 10-Q filed with the SEC on May 16, 2022).

(10.27)

Inducement Award Restricted Stock Unit Award Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.4 of Form 10-Q filed with the SEC on May 16, 2022).

(10.28)

Amendment, dated as of May 16, 2022, to that certain Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.5 of Form 10-Q filed with the SEC on May 16, 2022).

(10.29)

Restricted Stock Unit Award Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.6 of Form 10-Q filed with the SEC on May 16, 2022).

(10.30)

Standby Equity Purchase Agreement, dated as of June 2, 2022, by and between TeraWulf Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2022).

(10.31)

First Amendment to Loan, Guaranty and Security Agreement, dated as of July 1, 2022, by and among TeraWulf Inc., certain subsidiaries party thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

(10.32)

Second Amendment to Loan, Guaranty and Security Agreement, dated as of August 26, 2022, by and among TeraWulf Inc., certain subsidiaries party thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on August 29, 2022).

(10.33)

Third Amendment to Loan, Guaranty and Security Agreement, dated as of October 7, 2022, by and among TeraWulf Inc., certain subsidiaries party thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on October 12, 2022).

(10.34)†

Fifth Amendment to Loan, Guaranty and Security Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. certain subsidiaries thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2023).†

(10.35)	Foundry USA Pool Service Agreement, dated as of August 27, 2020 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 1, 2023).

(10.36)†

Digital Asset Custodial Agreement, by and between NYDIG Trust Company LLC and Lake Mariner Data LLC, dated as of March 10, 2022 (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Current Report on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.37)

Foundry USA Pool Service Agreement, dated as of August 27, 2020 (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Current Report on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).

Exhibit Number	Description

(10.38)

Underwriting Agreement, dated as of April 11, 2022, by and between TeraWulf Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

(10.39)

Sales Agreement, dated as of April 26, 2022, by and among TeraWulf Inc. and Cantor Fitzgerald & Co, B. Riley Securities, Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on April 26, 2022).

(10.40)†

Digital Asset Execution Agreement, by and between NYDIG Execution LLC and Lake Mariner Data LLC, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Current Report on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023)†.

(10.41)†

Amended and Restated Limited Liability Company Agreement of Nautilus Cryptomine LLC, effective as of August 27, 2022 (incorporated by reference to Exhibit 10.4 of TeraWulf Inc.’s Current Report on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023)†.

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

101

Consolidated financial statements for the year ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheet as of December 31, 2022, (ii) Consolidated Statement of Operations for the Year Ended December 31, 2022, (iii) Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2022, (iv) Consolidated Statement of Cash Flows for the Year Ended December 31, 2022, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.
*	Executive compensation plans and arrangements.
†

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.

ITEM 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC. (Registrant)

March 31, 2023	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager (Chief Executive Officer and Chairman) (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul B. Prager	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer and Director)
Paul B. Prager

/s/ Patrick A. Fleury	Chief Financial Officer (Principal Financial Officer)
Patrick A. Fleury

/s/ Kenneth J. Deane	Chief Accounting Officer and Treasurer (Principal Accounting Officer)
Kenneth J. Deane

/s/ Nazar M. Khan	Chief Operating Officer, Chief Technology Officer and Executive Director
Nazar M. Khan

/s/ Kerri M. Langlais	Chief Strategy Officer and Executive Director
Kerri M. Langlais

/s/ Michael C. Bucella	Director
Michael C. Bucella

/s/ Walter E. Carter	Director
Walter E. Carter

/s/ Catherine J. Motz	Director
Catherine J. Motz

/s/ Jason G. New	Director
Jason G. New

/s/ Steven T. Pincus	Director
Steven T. Pincus

/s/ Lisa A. Prager	Director
Lisa A. Prager