Form 10-K/A
period 2022-12-31
TERAWULF INC.
filed 2023-05-05
CIK 1083301

The following items were the subject of a Form 12b-25 and are included herein: Items 10, 11, 12, 13 and 14.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-41163

TERAWULF INC.

(Exact name of registrant as specified in its charter)

DE	87-1909475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Federal Street		21601
Easton	MD
(Address of principal executive offices)	(State)	(Zip Code)

(410) 770-9500
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	WULF	The Nasdaq Capital Market

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Terawulf Inc. (“TeraWulf” or the “Company”) for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. We are filing this Amendment to amend Part III of the 2022 Form 10-K to include the information required by and not included in Part III of the 2022 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. This Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2022 Form 10-K. The 2022 Form 10-K continues to speak as of the date of the 2022 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the 2022 Form 10-K and with our filings with the SEC subsequent to the filing of the 2022 Form 10-K.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Board of Directors

The following table sets forth certain information about the board of directors of the Company (the “Board”).

Name	Age	Position
Paul B. Prager	64	Co-Founder, Chairman of the Board of Directors and Chief Executive Officer
Nazar M. Khan	47	Co-Founder, Chief Operating Officer, Chief Technology Officer and Executive Director
Kerri M. Langlais	46	Chief Strategy Officer and Executive Director
Michael C. Bucella	36	Director
Walter E. Carter	63	Director
Catherine J. Motz	52	Director
Jason G. New	54	Director
Steven T. Pincus	64	Director
Lisa A. Prager	66	Director

Paul Prager has been the Co-Founder, Chairman of the Board of Directors, and Chief Executive Officer of the Company since February 2021. Mr. Prager is also Co-Founder and Executive Chairman of NovaWulf Digital Management, LP (“NovaWulf”), an investment fund. Since 1990, Mr. Prager has founded and has been the CEO of Beowulf Energy LLC (“Beowulf”), a leading private energy infrastructure company, and its predecessor companies. He founded Brooklyn Marine & Oil LLC (physical and derivatives trading) and was previously the Chief Executive Officer of Direct Gas. Mr. Prager is a graduate of the U.S. Naval Academy. He is a member of the investment committee and trustee of the U.S. Naval Academy Foundation. Mr. Prager brings extensive investment and entrepreneurial experience in international shipping, commodity trading and power generation to the Board of Directors.

Nazar Khan is the Co-Founder, Chief Operating Officer and Chief Technology Officer of the Company and has also served on the Board of Directors since February 2021. Mr. Khan is also Co-Founder and Chief Operating Officer of NovaWulf. As the Chief Operating Officer and Chief Technology Officer, Mr. Khan oversees the development and implementation of TeraWulf’s day-to-day operations, including hardware procurement, site evaluation, infrastructure buildout and identification of future growth opportunities. As the Chief Technology Officer, Mr. Khan is responsible for TeraWulf’s technology resources and identifies the technologies to improve the efficiency of TeraWulf’s bitcoin mining business. From January 2002 to February 2021, Mr. Khan served as the Executive Vice President of Beowulf, where he led the firm’s acquisition and development efforts. Prior to Beowulf, Mr. Khan worked at Evercore Partners Inc. in both investment banking and private equity. Mr. Khan received a B.S. and a B.A. from the University of Pennsylvania. Mr. Khan brings tremendous experience in energy infrastructure and cryptocurrency mining to the Board of Directors and has led TeraWulf’s business strategy since its inception.

Kerri Langlais has been the Chief Strategy Officer of TeraWulf since February 2021 and has also served on the Board of Directors since March 2022, where she is responsible for the development and implementation of the Company’s overall corporate strategy, business development, strategic partnerships and growth initiatives. From July 2010 to February 2021, Ms. Langlais served as an executive at Beowulf, where she led the firm’s M&A and financing efforts. Prior to Beowulf, Ms. Langlais spent nearly a decade in the Investment Banking Division at Goldman Sachs, where she was most recently in the Natural Resources advisory group in New York. Ms. Langlais also worked at Harvard University, where she provided advisory services to the university’s overall financial strategy and planning. Ms. Langlais received a B.A. in finance and graduated with honors from Boston College. Ms. Langlais brings more than 20 years of M&A, financing, strategy and power sector experience to the Board of Directors.

Michael Bucella has been a member of the Board of Directors since March 2022. Mr. Bucella was most recently a Partner and Global Head of Strategic Partnerships at BlockTower Capital, an institutional cryptocurrency investment firm bringing professional trading and portfolio management to an emerging digital asset class, since October 2017. Prior to joining BlockTower, Mr. Bucella spent nearly a decade with Goldman Sachs in a variety of roles, where he most recently ran the Multi-Asset Sales & Trading business in Canada and led efforts to expand this strategy globally and previously led the Institutional Global Equities business in Canada. Mr. Bucella is a graduate of Fordham University and currently a member of the Fordham University President’s Council Mr. Bucella earned a B.S. in Finance, Economics & Accounting from Fordham University. Mr. Bucella brings extensive capital markets experience, institutional knowledge and deep experience in the digital asset space to the Board of Directors.

Walter E. “Ted” Carter has been a member of the Board of Directors since November 2021. Mr. Carter became the eighth president of the University of Nebraska in January 2020 after retiring as Vice Admiral following 38 years of service in the U.S. Navy. Most recently from July 2014 until July 2019, Mr. Carter served as Superintendent of the U.S. Naval Academy, his alma matter. Under his leadership, the U.S. Naval Academy reached the No. 1 public school ranking by Forbes and expanded academic opportunity and diversity. Mr. Carter is a Distinguished Flying Cross and Bronze Star recipient. He graduated from the Navy Fighter Weapons School (Top Gun) in Miramar, California, and was commander for the Carrier Strike Group Twelve, in which he commanded 20 ships, two nuclear-powered aircraft carriers and two carrier air wings that were deployed to Afghanistan in the Arabian Gulf. He is a naval flight officer with more than 6,300 flying hours and has completed 2,016 carrier-arrested landings, an American record. Mr. Carter’s extensive leadership background brings a strong commitment to corporate ethics, values and business practices to the Board of Directors.

Catherine “Cassie” Motz has been a member of the Board of Directors since November 2021. Since January 2014, Ms. Motz has been the Executive Director of the CollegeBound Foundation in Baltimore, a nonprofit focused on helping Baltimore City students matriculate to college. Ms. Motz previously served on the University System of Maryland Board of Regents from June 2014 through March 2015 and as a Deputy Chief of Staff to Maryland Governor Martin O’Malley. She also served as Deputy Legal Counsel to Governor O’Malley and as the Interim Director of the Governor’s Office for Children. Earlier in her career as an Assistant U.S. Attorney, Ms. Motz prosecuted homicide and domestic violence cases and argued appellate cases in federal and local courts. She later served as a Deputy Attorney General for the District of Columbia government, representing the city’s child welfare and mental health agencies. Ms. Motz also taught as an adjunct professor at the University of Maryland School of Law. Ms. Motz graduated summa cum laude from Dartmouth College with a B.A. in history and earned a J.D. from Yale Law School. Ms. Motz brings extensive leadership and public policy experience to the Board of Directors. Her distinguished career in both non-profit and government helps the Company execute its strategy of sustainable growth and community impact.

Jason New has been a member of the Board of Directors since November 2021. Mr. New is Co-Founder and Managing Partner of NovaWulf, an institutionally focused digital asset infrastructure firm, where he oversees the firm’s portfolio construction, research, legal and regulatory review, deal origination and execution. Prior to founding NovaWulf, from April 2020 to December 2021, Mr. New was the head of Onex Credit Partners (“Onex”), a leading asset manager with more than $23 billion of assets under management. Mr. New has over 26 years of investment experience, and prior to joining Onex, Mr. New spent 14 years at Blackstone, a leading global asset manager, where he was a Senior Managing Director and Co-Head of Distressed and Special Situation Investing for GSO Capital Partners (“GSO”), one of the world’s largest credit-oriented asset managers. Mr. New was an original partner of GSO and a member of the GSO Management and Investment Committees. Prior to joining GSO in 2005, Mr. New was a senior member of the Distressed Finance Group at Credit Suisse and Donaldson, Lufkin and Jenrette. Mr. New is currently on the board of The Eastman Kodak Company (NYSE: KODK).  Mr. New began his career at Sidley Austin. Mr. New holds a B.A., magna cum laude, in Economics from Allegheny College and a J.D. from Duke University School of Law.  Mr. New brings to the Board of Directors a wealth of experience in complex financial structuring and optimization in a public company setting.

Steven Pincus has been a member of the Board of Directors since November 2021. Mr. Pincus has served as an Executive Vice President with global insurance company Willis Towers Watson since July 2016 and was the Global Head of Broking for the firm’s FINEX business until August 2022. Since then, he has served as Executive Vice President of Willis Towers in Corporate Risk and Broking. With over 40 years of experience, Mr. Pincus has extensive expertise in the energy and high-tech sectors. Mr. Pincus began his career at AIG and held senior roles at Johnson & Higgins and Aon. Mr. Pincus serves on the board of The Storefront Academy, a tuition-free private school in Harlem, New York. He received his BSBA in economics from the University of Arizona. Mr. Pincus brings substantial risk management, financial oversight and operational expertise to the Board of Directors.

Lisa Prager has been a member of the Board of Directors since November 2021. Ms. Prager serves as the General Counsel and Executive Vice President of the Agricultural Bank of China - New York Branch, an international commercial bank and financial services provider, since September 2017. Prior to joining the Agricultural Bank of China and through August 2017, Ms. Prager was a partner in law firms where she focused on government investigations. Prior to entering private practice, Ms. Prager was a federal prosecutor in the U.S. Attorney’s Office for the District of Columbia and Acting Assistant Secretary and Deputy Assistant Secretary for Export Enforcement at the U.S. Department of Commerce’s Bureau of Industry and Security. As an Assistant U.S. Attorney, Ms. Prager handled federal cases involving terrorism, wire and mail fraud, economic espionage, and export control violations, among other matters. Ms. Prager received a B.A. from Yale University and J.D. from Western New England University School of Law. Ms. Prager brings broad legal, compliance and regulatory expertise to the Board of Directors.

Lisa Prager, a Director, is a sister of Paul Prager, the Company’s Co-Founder, Chief Executive Officer and Chair of the Board of Directors.

Executive Officers

The names and respective ages of the current executive officers of the Company are set forth below. The named executive officers are Paul B. Prager, Patrick Fleury and Kenneth Deane.

Name	Age	Position
Paul B. Prager	64	Chief Executive Officer and Chair of the Board of Directors
Kenneth Deane	53	Chief Accounting Officer and Treasurer
Patrick Fleury	45	Chief Financial Officer
Nazar Khan	47	Chief Operating Officer, Chief Technology Officer and Director
Kerri Langlais	46	Chief Strategy Officer and Director

Paul Prager. For the biography of Paul Prager, please see “—The Board of Directors.”

Kenneth Deane has been the Chief Accounting Officer and Treasurer of TeraWulf since May 16, 2022, where he is responsible for managing the Company’s financial functions, including accounting, audit, internal control and treasury. Prior to this role and from July 2021, Mr. Deane was the Company’s Chief Financial Officer. Mr. Deane brings more than 20 years of financial and operational experience in the power, high tech and public accounting sectors. From January 2008 until May 2021, Mr. Deane was an executive with Heorot Power Holdings LLC, an owner and operator of power generation assets. Before joining Heorot Power, Mr, Deane held positions of Chief Financial Officer, Vice President and Corporate Secretary at Isonics Corporation; a Senior Finance Manager at Sun Microsystems, Inc.; and an Audit Manager at Deloitte LLP. He holds a B.S. and M.S. in accounting from the University of Florida.

Patrick Fleury has been the Chief Financial Officer of TeraWulf since May 16, 2022, where he is responsible for directing and overseeing the financial activities of the Company, including investment of funds and additional capital for expansion. From January 24, 2022 through May 15, 2022, Mr. Fleury served as Managing Director of NovaWulf. Mr. Fleury brings 22 years of finance experience, comprising of capital markets, principal investing and advisory roles. Most recently, Mr. Fleury served as a founding member of the credit team at Platinum Equity, where he was responsible for public and private credit investments. Before that, he was a Managing Director at Blackstone’s global credit platform, GSO Capital Partners. Mr. Fleury began his career in the Global Energy & Power Investment Banking Group at Banc of America Securities, LLC. Mr. Fleury received a BA, magna cum laude, in Economics and Government & Legal Studies from Bowdoin College.

Nazar Khan. For the biography of Nazar Khan, please see “—The Board of Directors.”

Kerri Langlais. For the biography of Kerri Langlais, please see “—The Board of Directors.”

Corporate Governance

Code of Ethics

Our Board of Directors has adopted a code of conduct and ethics that applies to all of our directors, officers and employees and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The code of conduct and ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at www.investors.terawulf.com. The code of conduct is available on our website.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee consists of Walter Carter, as Chair, Catherine Motz and Steven Pincus.

Our Board of Directors has determined that each member of the Audit Committee is independent under the Nasdaq listing standards and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has determined that Mr. Carter is an “audit committee financial expert” within the meaning of the SEC rules and regulations. In addition, the Board of Directors has determined that each member of the Audit Committee has the requisite financial sophistication required under the applicable requirements of Nasdaq. In arriving at this determination, the Board of Directors examined each member’s scope of experience and the nature of his or her employment in the corporate finance sector.

Item 11.	Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below.  As a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, we are not required to include a Compensation Discussion and Analysis and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.  Our named executive officers for the fiscal year ended December 31, 2022 were as follows:

•	Paul B. Prager - Chief Executive Officer and Chair of the Board of Directors

•	Patrick A. Fleury - Chief Financial Officer (from May 16, 2022)

•	Kenneth J. Deane - Chief Financial Officer (until May 16, 2022), Chief Accounting Officer and Treasurer (from May 16, 2022)

Summary Compensation Table

The following table sets forth compensation information for our named executive officers for services performance for the Company and its subsidiaries for the year ended December 31, 2022:

Summary Compensation Table for 2022

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)	All Other Compensat ion ($)(5)	Total ($)
Paul B. Prager, Chief Executive Officer	2022	740,588	-	-	17,355	757,943
and Chair of the Board of Directors	2021	612,248	-	-	12,980	625,228
Patrick A. Fleury, Chief Financial Officer	2022	215,803	-	3,300,000	251	3,516,054
Kenneth J. Deane, Chief Accounting Officer and Treasurer	2022	325,634	-	990,000	17,244	1,332,878

(1)
On May 16, 2022, the Company appointed Mr. Fleury as its Chief Financial Officer, replacing Mr. Deane, who served as the Company’s Chief Financial Officer at such time. As of May 16, 2022, Mr. Deane continued to serve the Company as its Chief Accounting Officer and Treasurer.

(2)	In October 2022, Mr. Prager voluntarily elected to defer payment of a portion of his 2022 base salary equal to $219,230, and such amount remained unpaid as of December 31, 2022.

(3)
The annual cash bonus payouts for fiscal year 2022 have not been determined or approved as of the date of this Amendment.  To the extent any such bonuses are earned by Messrs. Prager, Fleury and/or Deane, we will file a Current Report on Form 8-K with such information when those amounts are determined by our Compensation Committee. No annual cash bonuses were paid for fiscal year 2021.

(4)
Represents the aggregate grant date fair value of the restricted stock units (“RSUs”) granted in 2022 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. On May 16, 2022, Mr. Fleury was granted 1,000,000 RSUs as an “employment inducement grant” within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. The amount disclosed does not correspond to the actual value that may be realized by Mr. Fleury for this award. On May 16, 2022, Mr. Deane was granted an award of 300,000 RSUs under our TeraWulf 2021 Omnibus Incentive Plan (the “2021 Plan”). See Notes 2 and 16 to our consolidated financial statements included in our 2022 Form 10-K for the assumptions made in determining these values.

(5)
Amounts reported in the Summary Compensation Table for 2022 as “All Other Compensation” for fiscal 2022 include the following: for Mr. Prager: employer matching contributions to defined contribution plans of $15,250 and life insurance premiums of $2,105; for Mr. Fleury: life insurance premiums of $251; and for Mr. Deane: employer matching contributions to defined contribution plans of $15,250 and life insurance premiums of $1,994. On four occasions in 2022, family members or guests of Mr. Prager accompanied him on business trips on a Company leased aircraft. In those instances, there is no incremental cost to the Company, and as a result, no amount is reflected in the table.

Narrative to Summary Compensation Table

Employment Agreements

Paul B. Prager, Patrick A. Fleury and Kenneth J. Deane

The Company is party to an employment agreement with each of Messrs. Prager, Fleury and Deane (the “TW Employment Agreements”).  The TW Employment Agreements provide for the general terms of employment, including annual base salary ($950,000, $350,000 and $325,000 for Messrs. Prager, Fleury and Deane, respectively), annual target bonus opportunity (150% of base salary, 50% of base salary and 25% of base salary for Messrs. Prager, Fleury and Deane, respectively), business expense reimbursement, eligibility to participate and receive awards under the 2021 Plan (or its successor plan) and eligibility to participate in the benefit plans and programs made available from time to time for employees generally, including medical, 401(k) and paid time off, subject to the terms and conditions of such benefit plans and programs.

Mr. Fleury’s employment agreement also provides for an equity award of 1,000,000 RSUs, with 25% of such RSUs vesting on each of the first two anniversaries of the date of grant and the remaining 50% of the RSUs vesting on the third anniversary of the grant date, subject to Mr. Fleury’s continued employment or service with the Company through each such date (the “Inducement Award”).

As of the date of this Amendment, the Company has not determined or approved annual bonuses earned, if any, for Messrs. Prager, Fleury or Deane, for fiscal year 2022.

See the section titled “Potential Payments Upon Termination of Employment or Change in Control” below for additional details related to severance payments and benefits that will be provided to each of Messrs. Prager, Fleury and Deane pursuant to their respective TW Employment Agreements upon termination of their respective employment under certain circumstances.

Other Compensation and Benefit Plans

TeraWulf 2021 Omnibus Incentive Plan

The board of directors of TeraCub Inc. (f/k/a TeraWulf Inc.), a Delaware corporation and wholly-owned subsidiary of the Company, adopted the 2021 Plan on May 13, 2021, and the 2021 Plan was approved by its stockholders on May 13, 2021.  On December 14, 2021, our board of directors approved the assumption of and the Company assumed the 2021 Plan in connection with the closing of the IKONICS merger.  The purposes of the 2021 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our service providers and to promote the success of the Company’s business.  The 2021 Plan is administered by the compensation committee of our board of directors.

Under the 2021 Plan, the Company is authorized to grant an aggregate of 13,660,117 shares of our common stock (the “Share Pool”) to eligible participants in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based on our common stock.  In addition, the 2021 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder.  The Share Pool will automatically increase each fiscal year following May 13, 2021, which began fiscal year 2022 and will end with fiscal year 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Plan are issued and outstanding or (ii) such number of shares of our common stock determined by our board of directors. The increase shall occur on the first day of each such fiscal year or another day selected by our board of during such fiscal year.

The Company did not make any grants of stock-based awards to Messrs. Prager or Fleury under the 2021 Plan in fiscal 2022.

As noted above, the Inducement Award was granted as an “employment inducement grant” within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules and was therefore not awarded under the 2021 Plan.

Retirement Plans

The Company and its subsidiaries sponsor 401(k) defined contribution retirement plans intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended, or the Code. Employees who meet the eligibility requirements may make pre-tax contributions to the applicable plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code.

Under the Company’s defined contribution retirement plan, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. Messrs. Prager and Deane each participate in the Company’s defined contribution retirement plan, while Mr. Fleury does not.

Health and Welfare Plans, Perquisites and Other Personal Benefits

Our named executive officers are eligible to participate in our employee benefits plans, including our medical, dental, vision, life and disability plans, in each case, on the same basis as all of our other employees.

From time to time, our named executive officers travel on a Company chartered aircraft to maximize the efficiency of their travel and availability for Company business.  On four occasions in 2022, family members or guests of Mr. Prager accompanied him on business trips on Company chartered aircraft at no incremental cost to us.

Other Compensation Policies and Practices

Securities Trading Policy

Our Securities Trading Policy provides that employees, including our executive officers and the members of our board of directors, are prohibited from engaging in transactions in our securities if such employee possesses material, non-public information about the Company.  In addition, certain persons covered by our Securities Trading Policy must advise our General Counsel before effectuating any transaction in our securities.  Because the Company believes it is improper and inappropriate for any person to engage in short-term or speculative transactions involving the Company’s securities, it is the policy of the Company that directors, officers and employees of the Company, and their related persons, are prohibited from engaging in any of the following activities with respect to securities of the Company: (i) purchases of the Company’s stock of the Company on margin generally; (ii) short sales and (iii) buying or selling puts, calls, options or other derivatives in respect of the Company’s securities.

Outstanding Equity Awards at Fiscal Year End

The following table shows all outstanding Company equity awards held by our named executive officers as of the year ended December 31, 2022:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Units of Stock That Have Not Vested ($)
Paul B. Prager(1)	-		-
Patrick A. Fleury	1,000,000	(2)	665,600	(3)
Kenneth J. Deane	300,000	(4)	199,680	(3)

(1)	As of December 31, 2022, Mr. Prager did not hold any outstanding equity awards.

(2)	This award of RSUs vests 25% on each of the first two anniversaries of May 16, 2022 and 50% on the third anniversary of May 16, 2022.

(3)	The market values of the RSUs shown above are based on the $0.6656 closing market price of our common stock on the last trading day of fiscal year 2022, December 30, 2022.

(4)	One-third of this award of RSUs vests on each of the first three anniversaries of May 16, 2022.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that we would provide to our named executive officers in connection with a termination of employment and/or a change in control, assuming the applicable triggering event occurred on December 31, 2022.

Severance Benefits - Paul B. Prager, Patrick A. Fleury and Kenneth J. Deane

The TW Employment Agreements provide that, if a named executive officer’s employment is terminated by the Company without “cause” (including non-renewal of the term, except for Mr. Fleury) or by such named executive officer for “good reason” (each as defined in the applicable TW Employment Agreement), subject to such named executive officer’s execution of an effective general release of claims and continued compliance with non-competition, non-solicitation and other restrictive covenants applicable to such named executive officer pursuant to such named executive officer’s restrictive covenant agreement (which is incorporated by reference into such named executive officer’s TW Employment Agreement), the Company will pay or provide the named executive officer with the following severance benefits:

(i)
a lump-sum cash payment payable on the 60th calendar day following the termination date in an aggregate amount equal to the annual base salary that would have been paid to the named executive officer during the 12-month (for Mr. Prager only, 18-month) period (the “severance period”) following the termination date;

(ii)
continued coverage during the severance period (or until such named executive officer becomes eligible for comparable coverage under the medical health plans of a successor employer, if earlier) for such named executive officer and any eligible dependents under all of the Company’s health and welfare plans in which such named executive officer and any such dependents participated immediately prior to the termination date, subject to any active-employee cost-sharing or similar provisions in effect for such named executive officer thereunder as of immediately prior to the termination date; provided, however, that such coverage will not be provided in the event the Company would be subject to any excise tax under Section 4980D of the Code or other penalty or liability pursuant to the provisions of the Patient Protection and Affordable Care Act of 2010, as amended, and, in lieu of providing the coverage described above, the Company will instead pay such named executive officer a fully taxable monthly cash payment in an amount such that, after payment by such named executive officer of all taxes on such payment, such named executive officer retains an amount equal to the applicable premiums for such month, with such monthly payment being made on the last day of each month for the remainder of the severance period;

(iii)
a prorated portion of the annual bonus payable with respect to the fiscal year in which such termination occurs determined on a daily basis, based on target level of achievement of the applicable performance goals for such year, payable on the 60th calendar day following the termination date;

(iv)
any previously earned annual bonus payable to such named executive officer for any fiscal year completed on or before the termination date that has not been paid to such named executive officer as of the termination date, payable on the 60th calendar day following the termination date; and

(v)
all outstanding equity awards then-held by such named executive officer (excluding the Inducement Award) will be treated in accordance with the terms of the applicable equity plan and award agreements; provided, however, that, with respect to awards that vest (x) solely based on continued service with the Company, such named executive officer will vest in any tranche scheduled to vest in accordance with the applicable award agreement during the severance period and (y) based on the achievement of performance criteria, based on the actual achievement of such performance criteria that occurs during the severance period.

The TW Employment Agreements provide that if a named executive officer’s employment is terminated by the Company due to such named executive officer’s death or disability (each as defined in the applicable TW Employment Agreement), subject to such named executive officer’s (or his or her estate’s) execution of an effective general release of claims and continued compliance with non-competition, non-solicitation and other restrictive covenants applicable to such named executive officer pursuant to such named executive officer’s restrictive covenant agreement, the Company will pay or provide such named executive officer (or his or her estate) with the following severance benefits:

(i)
a prorated portion of the annual bonus payable with respect to the fiscal year in which such termination occurs determined on a daily basis, based on target level of achievement of the applicable performance goals for such year, payable on the 60th calendar day following the termination date; and

(ii)
any previously earned annual bonus payable to such named executive officer for any fiscal year completed on or before the termination date that has not been paid to such named executive officer as of the termination date, payable on the 60th calendar day following the termination date.

Pursuant to the terms of a restrictive covenant agreement entered into between the Company and each of the named executive officers, each of the named executive officers is bound by certain restrictive covenants during employment and for a specified period thereafter, including non-competition (6 months post-employment; provided that such period increases to 12 months post-employment if the named executive officer’s employment is terminated by the Company for cause), non-solicitation (18 months post-employment), non-disparagement (indefinite) and confidentiality (indefinite).

The Inducement Award provides that, in the event of Mr. Fleury’s termination of employment or service with the Company at any time, all unvested RSUs are immediately canceled.

Pay Versus Performance

Pay Versus Performance Table

The following table sets out information regarding fiscal years ended December 31, 2022 and December 31, 2021 in satisfaction of Item 402(v) of Regulation S-K, which requires disclosure regarding executive “Compensation Actually Paid” or “CAP” (as calculated in accordance with SEC rules) and certain Company performance.

Year	Summary Compensati on Table Total for PEO 1 (Paul B. Prager)	CAP to PEO 1 (Paul B. Prager)	Summary Compensati on Table Total for PEO 2 (Glenn Sandgren)[1]	CAP to PEO 2 (Glenn Sandgren)	Average Summary Compensati on Table Total for Non-PEO NEOs	Average CAP to Non-PEO NEOs	Value of Initial Fixed $100 Investment Based On Total Shareholder Return	Net Loss
	(1)	(2)	(1)	(2)	(3)	(4)	(5)	(6)
2022	$757,943	$757,943	-	-	$2,424,466	$712,106	$6.68	$(90,791,000)
2021	$625,228	$625,228	$964,343	$820,233	$405,734	$405,734	$150.96	$(95,683,000)

(1)
The dollar amounts reported in this column are the amounts of total compensation reported for our Principal Executive Officer (“PEO”) for each corresponding year in the “Total” column of the Summary Compensation Table, which for 2022, includes our current PEO Paul B. Prager (PEO 1), and for 2021, includes our current PEO Paul B. Prager (PEO 1) and former PEO Glenn Sandgren (PEO 2).

(2)
The dollar amounts reported in this column represent the amount of “compensation actually paid” to our PEO for the applicable fiscal year, as computed in accordance with Item 402(v) of Regulation S-K, which for 2022, includes our current PEO Paul B. Prager, and for 2021, includes our current PEO Paul B. Prager and former PEO Glenn Sandgren. The dollar amounts do not reflect the actual amount of compensation earned by or paid to such executives during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the adjustments in the table below were made to the total compensation for each year to determine the compensation actually paid. No adjustments were made to Mr. Prager’s compensation reported in the “Total” column of the Summary Compensation Table as no equity compensation was granted to or outstanding for Mr. Prager during 2022 and 2021. No adjustments were made to Mr. Sandgren’s compensation reported in the “Total” column of the Summary Compensation Table for the fair value of at year-end of his outstanding and unvested equity awards granted in 2021 as such awards were cancelled and settled/exercised in connection with the Company’s completion of its business combination, including the related mergers, with IKONICS on December 13, 2021 and, as a result, such values were already included in Mr. Sandgren’s compensation reported in the “All Other Compensation” and “Total” columns of the Summary Compensation Table for 2021.

	Glenn Sandgren
Fiscal Year	2021
Total from Summary Compensation Table		$964,343
(-) Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year		$144,110
(+) Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	$	N/A
(+) Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	$	N/A
(+) Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$	N/A
Compensation Actually Paid		$820,233

(3)
The dollar amounts reported in this column represent the average of the amounts reported for the Company’s non-PEO named executive officers (“Non-PEO NEOs”) as a group in the “Total” column of the Summary Compensation Table in each applicable year. For purposes of calculating the average amounts in each applicable year, the names of each of the Non-PEO NEOs include are as follows: (a) for 2022: Patrick A. Fleury and Kenneth J. Deane; and (b) for 2021: Nazar M. Khan, Kerri M. Langlais, Claude P. Piguet and Kenneth D. Hegman.

(4)
The dollar amounts reported in this column represent the average amount of “compensation actually paid” to the Non-PEO NEOs as a group in the applicable year as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the Non-PEO NEOs as a group during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the adjustments in the table below were made to the average total compensation for the Non-PEO NEOs as a group for each year to determine the compensation actually paid, using the same methodology described in Note 2 above.

	Non-PEO NEOs
Fiscal Year	2021		2022
Average Total from Summary Compensation Table		$405,734		$2,424,466
(-) Grant Date Fair Value of Option Awards and Stock Awards Granted in Fiscal Year	$	N/A		$2,145,000
(+) Fair Value at Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	$	N/A		$432,640
(+) Change in Fair Value of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	$	N/A	$	N/A
(+) Change in Fair Value as of Vesting Date of Option Awards and Stock Awards Granted in Prior Fiscal Years For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	$	N/A	$	N/A
Average Compensation Actually Paid		$405,734		$712,106

(5)
Cumulative TSR is calculated by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.  The Company did not declare dividends for the year ended December 31, 2022 and the period from February 8, 2021 (date of inception) to December 31, 2021.

(6)
Dollar amounts reported in this column represent the amount of net loss reflected in the Company’s audited financial statements for the year ended December 31, 2022 and the period from February 8, 2021 (date of inception) to December 31, 2021.

Relationship Between Pay and Performance

The charts below illustrate the relationship between the executive “Compensation Actually Paid” and the Company’s cumulative TSR, and the executive “Compensation Actually Paid” and the Company’s net income in satisfaction of Item 402(v) of Regulation S-K.

TeraWulf vs. Compensation Actually Paid
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
$160
$140
$120
$100
$80
$60
$40
$20
$-
2021
2022
PEO 1 CAP ($000s)
PEO 2 CAP ($000s)
Average NEO CAP ($000s)
TeraWulf

Director Compensation

Compensation of Directors

Consistent with our non-employee director compensation policy, each of our non-employee directors will receive an annual director fee, fees for serving as the lead independent director or chair of a committee and equity awards in connection with his or her services.  In addition, each director is reimbursed for out-of-pocket expenses in connection with his or her services.  As an employee of the Company, Mr. Prager does not receive any additional compensation for his service on our board of directors.

Our current non-employee director compensation program has two components: (1) a cash component, designed to compensate members for their service on our board of directors and its committees and (2) an equity component, designed to align the interests of our directors and stockholders and, by vesting over time, to create an incentive for continued service on our board of directors.  The following table describes the compensation arrangements with our non-employee directors effective for fiscal 2022:

Annual Cash Retainers

Cash retainer	$60,000
Lead independent director (additional cash retainer)	$25,000
Committee chairmanship (additional cash retainers)	Audit Committee Chair: $25,000 Compensation Committee Chair: $25,000

Annual Equity Award

Restricted stock units that vest on the first anniversary of the date of grant
Each non-employee director will receive an annual grant of restricted stock units with a grant date value of $90,000
The lead independent director will receive an additional annual grant of restricted stock units with a grant date value of $25,000

The cash elements of compensation are paid in quarterly installments in arrears and prorated for partial quarterly service.  Under the terms of our 2021 Plan, the maximum amount (based on the fair value of our shares of common stock underlying awards on the grant date as determined in accordance with applicable financial accounting rules) of awards that may be granted in any single fiscal year to any non-employee member of our board of directors, taken together with any cash fees paid to such individual during such fiscal year, is $900,000.

As a newly public company, our compensation committee will periodically review and make recommendations to our board of directors regarding the form and amount of compensation for non-employee directors.  Our director compensation program is designed to enable continued attraction and retention of highly qualified directors and to address the time, effort, expertise and accountability required of active board membership.

Director Compensation Table for 2022

During fiscal year 2022, our directors received annual grants of RSU awards covering service provided since the IKONICS merger. For the stub period starting on the effective date of the IKONICS merger, December 14, 2021 through June 22, 2022, our directors’ annual RSU awards included grant date values in the following amounts: $47,099 for all of our directors, except for Mr. Pincus, who received $60,180 as lead independent director, and Mr. Bucella, who received $27,126 as a new appointment to our board of directors. For the time period from June 23, 2022 through June 22, 2023, our directors’ annual RSU awards included grant date values in the following amounts in accordance with the terms of non-employee director compensation policy: $90,000 for all of our directors, except for Mr. Pincus, who received $115,000 as lead independent director.

The table below summarizes compensation provided to each non-employee director for services provided during fiscal 2022.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Walter E. Carter	$68,176	$137,099	$205,275
Catherine J. Motz	$48,124	$137,099	$185,223
Jason G. New	$48,124	$137,099	$185,223
Steven T. Pincus	$68,176	$175,180	$243,356
Lisa A. Prager	$68,176	$137,099	$205,275
Michael C. Bucella	$34,603	$117,126	$151,729

(1)	Mr. Bucella was appointed to the Board on March 4, 2022.

(2)
Amounts set forth in this column represent the aggregate dollar amount of all fees earned or paid in cash for services as a director, including basic retainer fees and committee and/or chair fees under our non-employee director compensation program. On March 4, 2023, our board modified our non-employee director compensation policy to permit participating directors to elect to receive cash retainers accrued since the beginning of the fourth fiscal quarter of 2022 in shares of our common stock in lieu of cash, with the number of shares of common stock granted to be equal to the applicable cash retainer divided by the fair market value of our common stock on the last trading day of the applicable fiscal quarter, provided, however, that, with respect to cash retainers accrued during the fourth fiscal quarter of 2022, the number of shares of our common stock granted will be equal to the applicable cash retainer divided by the greater of (a) the closing price of our common stock on December 30, 2022 and (b) the closing price of our common stock on the date the election is made. All of our directors elected to receive their respective cash retainers accrued in the fourth quarter of 2022 in shares of our common stock.

(3)	Amounts set forth in this column represent the aggregate grant date fair value of the RSU awards granted to certain of our directors in 2022 computed in accordance with FASB ASC Topic 718.

Equity Compensation Plan Information

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,013,832	-	12,646,285	(2)
Total	2,013,832	-	12,646,285

(1)
Includes our 2021 Plan, which was assumed in connection with the IKONICS merger, and shares of our common stock available for issuance upon the settlement of RSUs granted to Mr. Fleury in connection with his appointment to Chief Financial Officer on May 16, 2022 in accordance with Nasdaq Listing Rule 5635(c)(4).

(2)
There are 12,646,285 shares of common stock that remain available for grant under our 2021 Plan, which may be granted to those recipients permitted by the rules of the Nasdaq.  In addition, the 2021 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder. The share pool will automatically increase each fiscal year following May 13, 2021, which began fiscal year 2022 and will end with fiscal year 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Plan are issued and outstanding or (ii) such number of shares of our common stock determined by our board of directors.  The increase shall occur on the first day of each such fiscal year or another day selected by our board of directors during such fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock, par value $0.001 per share (the “Common Stock”) as of May 1, 2023 (or such other date indicated in the footnotes below), by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our capital stock;

•	each of our named executive officers for fiscal year 2022 who are currently serving;

•	each of our current directors; and

•	all of our current directors and executive officers as a group.

Percent ownership has been computed based on 212,032,468 shares of our Common Stock outstanding as of May 1, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 9 Federal Street, Easton, MD 21601.

	Shares of Common Stock Beneficially Owned+
	Number	Percent
5% Stockholders
Stammtisch Investments LLC(1)	25,524,121	12.04%
Bryan Pascual(2)	19,920,650	9.31%
Revolve Capital LLC(3)	19,718,387	9.22%
Named Executive Officers and Directors
Paul Prager(1)(4)	56,347,760	26.72%
Nazar Khan(5)	17,539,308	8.22%
Kerri Langlais(6)	1,322,151	*
Michael Bucella(7)	63,532	*
Walter Carter	76,449	*
Catherine Motz	38,532	*
Jason New(8)	1,517,789	*
Steven Pincus(9)	61,309	*
Lisa Prager	52,865	*
All current directors and executive officers as a group (9 persons)	78,019,695	36.12%

*	Less than 1%.

(1)
Consists of 25,524,121 shares of our Common Stock owned directly by Stammtisch Investments LLC (“Stammtisch”), a Delaware limited liability company over which Stammtisch may be deemed to have sole voting and dispositive power. Paul Prager is the sole manager of Stammtisch and has voting and dispositive power over the shares of our Common Stock owned by Stammtisch. See footnote 4 below.

(2)
Based on a Schedule 13D/A filed with the SEC on March 2, 2023. Consists of (i) 18,083,348 shares of our Common Stock owned directly by Bayshore, (ii) 250,000 shares of our Common Stock into which the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) held directly by the BJP Revocable Trust are convertible, and (iii) 1,587,302 shares of our Common Stock underlying warrants exercisable at the holder’s option. Bryan Pascual is the sole trustee of the BJP Revocable Trust, which is the controlling member of Bayshore. Accordingly, Bryan Pascual may be deemed to have beneficial ownership over the shares held directly by Bayshore and the BJP Revocable Trust. The address of Bryan Pascual, Bayshore and the BJP Revocable Trust is 53 Palmeras Street, Suite 601, San Juan, Puerto Rico 00901.

(3)
Based on a Schedule 13D/A filed with the SEC on February 14, 2023 and Form 4 filed on March 2, 2023. Consists of (i) 17,860,622 shares of our Common Stock owned directly by Revolve; (ii) 270,463 shares of our Common Stock into which the shares of Series A Preferred Stock held directly by Revolve are convertible; and (iii) 1,587,302 shares of our Common Stock underlying warrants exercisable at the holder’s option. Lauren O’Rourke is the sole member and manager of Revolve and may be deemed to have voting and dispositive power over the shares of our Common Stock owned by Revolve. The address of Revolve is 339 Dorado Beach East, Dorado, Puerto Rico 00646.

(4)
Consists of (i) 25,524,121 shares of our Common Stock beneficially owned by Stammtisch, (ii) 654,706 shares of our Common Stock directly held by Lucky Liefern LLC (“Lucky Liefern”), (iii) 475,000 shares of our Common Stock directly held by Heorot, (iv) 8,510,638 shares of our Common Stock directly held by Somerset Operating Company, LLC (“Somerset”); (v) 7,315,736 shares of our Common Stock directly held by Allin WULF LLC (“Allin WULF”), which includes 2,579,365 shares underlying warrants, exercisable at any time at the option of the holder thereof; and (vi) 14,867,559 shares of the Common Stock directly held by various individuals, trusts and limited liability companies which have executed irrevocable proxies in favor of Paul Prager. Paul Prager is the sole manager and president of Stammtisch, the managing member of Lucky Liefern, the managing member of Heorot, the sole managing member of Somerset and the sole managing member of Allin WULF, and in such capacities may be deemed to beneficially own the shares of Common Stock beneficially owned by Stammtisch and held directly by each of Lucky Liefern, Heorot, Somerset and Allin WULF.

(5)
Consists of 17,539,308 shares of our Common Stock, which includes 1,388,889 shares of our Common Stock underlying warrants, exercisable at any time at the option of the holder, owned individually and by various trusts and limited liability companies over which Nazar Khan may be deemed to have dispositive control.

(6)
Consists of (i) 864,701 shares of our Common Stock owned by a trust over which Kerri Langlais may be deemed to have dispositive control and (ii) 25,100 shares of our Common Stock into which the shares of Series A Preferred Stock held directly by Kerri Langlais are convertible.

(7)	Consists of (i) 25,000 shares of our Common Stock into which the shares of Series A Preferred Stock held directly by Michael Bucella are convertible; and (ii) 38,532 shares of our Common Stock.

(8)
Consists of (i) 38,532 shares of our Common Stock owned directly by Mr. New; (ii) 1,429,257 shares of our Common Stock owned by Mining Assets, LLC (“Mining Assets”) and (iii) 50,000 shares of our Common Stock into which shares of Series A Preferred Stock are convertible held by Y CLUB 101, LLC. Jason New is the sole manager of Mining Assets and a managing member of Y Club 101, LLC, and in such capacities may be deemed to beneficially own the shares of Common Stock held directly by each of Mining Assets and Y Club 101, LLC.

(9)	Consists of (i) 5,000 shares of our Common Stock into which the shares of Series A Preferred Stock held directly by Steven Pincus are convertible; and (ii) 56,309 shares of Common Stock.

Equity Compensation Plan Information

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plan Category
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	2,013,832	-	12,646,285	(2)
Total	2,013,832	-	12,646,285

(1)
Includes our 2021 Plan, which was assumed in connection with the IKONICS merger, and shares of our common stock available for issuance upon the settlement of RSUs granted to Mr. Fleury in connection with his appointment to Chief Financial Officer on May 16, 2022 in accordance with Nasdaq Listing Rule 5635(c)(4).

(2)
There are 12,646,285 shares of common stock that remain available for grant under our 2021 Plan, which may be granted to those recipients permitted by the rules of the Nasdaq.  In addition, the 2021 Plan provides for an automatic increase in the number of shares reserved for issuance thereunder. The share pool will automatically increase each fiscal year following May 13, 2021, which began fiscal year 2022 and will end with fiscal year 2026, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year on a fully diluted basis assuming that all shares available for issuance under the 2021 Plan are issued and outstanding or (ii) such number of shares of our common stock determined by our board of directors.  The increase shall occur on the first day of each such fiscal year or another day selected by our board of directors during such fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Other than compensation arrangements for our executive officers and directors (see “Executive Compensation” for a discussion of compensation arrangements for our named executive officers and directors) and the transactions discussed below, there were no transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

We have adopted a written policy on transactions with related parties that is in conformity with the requirements for issuers having publicly held common stock that is listed on the Nasdaq. Related party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) the Company or any of its subsidiaries is a participant and (iii) a “Related Person” has, has or will have a direct or indirect material interest.  For purposes of our written policy, a “Related Person” means any (i) executive officer, director or nominee for election as a director, (ii) greater than 5% beneficial owner of the Common Stock, (iii) immediate family member of the persons referred to in clauses (i) and (ii), and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

Under the related party transactions policy, the Company’s general counsel, or his or her designee, is primarily responsible for developing and implementing processes and procedures to obtain information regarding related parties with respect to potential related party transactions and then determining, based on the facts and circumstances, whether such potential related party transactions do, in fact, constitute related party transactions requiring compliance with the policy. If the Company’s general counsel, or his or her designee, determines that a transaction or relationship is a related party transaction requiring compliance with the policy, the Company’s general counsel, or his or her designee, will be required to present to the Audit Committee all relevant facts and circumstances relating to the related party transaction. The Audit Committee will be required to review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of the Company’s code of ethics, and either approve or disapprove the related party transaction. If the Audit Committee’s approval of a related party transaction requiring such approval is not feasible in advance of such related party transaction, then the transaction may be preliminarily entered into upon prior approval of the transaction by the chair of the Audit Committee, subject to ratification of the transaction by the Audit Committee at its next regularly scheduled meeting; provided, however, that, if the ratification is not forthcoming, the Company’s management will make all reasonable efforts to cancel or annul the related party transaction. If a transaction was not initially recognized as a related party transaction, then, upon such recognition, the related party transaction will be presented to the Audit Committee for ratification at its next regularly scheduled meeting; provided, however, that, if the ratification is not forthcoming, the Company’s management will make all reasonable efforts to cancel or annul the related party transaction. the Company’s management will update the Audit Committee as to any material changes to any approved or ratified related party transaction and will provide a status report at least annually of all then current related party transactions. No member of the Board of Directors will be permitted to participate in the approval of a related party transaction for which he or she is a related party.

Administrative and Infrastructure Services Agreement

On April 27, 2021, Beowulf Electricity & Data Inc. (“Beowulf E&D”), a company owned and controlled by Paul Prager, and TeraWulf entered into the administrative and infrastructure services agreement, pursuant to which Beowulf E&D agreed to provide, or to cause its affiliates to provide, to TeraWulf certain services necessary to build and operate certain bitcoin mining facilities anticipated to be developed by TeraWulf (the “Facilities”) and support TeraWulf’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, regulatory, health and safety, treasury, finance and accounting, human resources, legal, corporate compliance, risk management, ESG, tax compliance, external affairs, corporate communications, public affairs and corporate planning and development. In addition, the administrative and infrastructure services agreement allows for Beowulf E&D to take actions in the name of TeraWulf, subject to certain limitations as set forth in the agreement. The administrative and infrastructure services agreement has an initial term of five years and automatically renews for successive three-year terms, unless earlier terminated.

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

In connection with the administrative and infrastructure services agreement, TeraWulf has agreed to pay Beowulf E&D an annual fee for the first year in the amount of $7.0 million payable in monthly installments, and an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt-hour of electric load utilized by the Facilities thereafter. TeraWulf will also provide Beowulf E&D reimbursement for certain reasonable and documented equipment, infrastructure and operating expenses incurred in the performance of Beowulf E&D’s obligations under the administrative and infrastructure services agreement, which reimbursement will be prepaid monthly by TeraWulf and reconciled monthly. Beowulf E&D may also request advances for emergencies as well as equipment, infrastructure and operating expenses that require expedited payment terms.

In addition, in connection with the listing of its common stock, TeraWulf agreed to issue awards with respect to shares of its common stock valued at $12.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective omnibus incentive plan. Once the Facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the Facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf common stock, valued at $2.5 million, to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective omnibus incentive plan. A copy of the administrative and infrastructure services agreement is an exhibit to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

In addition, pursuant to the administrative and infrastructure services agreement, Beowulf E&D provides TeraWulf with corporate office space in Easton, Maryland and New York, New York. Beowulf E&D leases such corporate office space from various affiliated landlords and allocates the portion of the total rent with respect to such office space to TeraWulf.

On March 29, 2023, TeraWulf and Beowulf E&D entered into Amendment No. 1 to the administrative and infrastructure services agreement, pursuant to which Beowulf E&D agreed to, effective as of January 1, 2023, reduce the annual base fee to $8.46 million payable in monthly installments, until all obligations under the Company’s Loan, Guaranty and Security Agreement dated as of December 1, 2021, as amended and restated from time to time (the “Loan Agreement”), are either indefeasibly repaid in full or refinanced.

In 2022, TeraWulf made payments to Beowulf E&D in the amount of $16.9 million pursuant to the administrative and infrastructure services agreement, which included passthrough expenses incurred in the normal course of business. For fiscal year 2023, TeraWulf expects to pay Beowulf E&D approximately $13.0 million in fixed base fees, plus passthrough expenses incurred in the normal course of business.

Lake Mariner Facility Lease

On June 1, 2021, Lake Mariner Data LLC (“Lake Mariner”) entered into the lease agreement (the “Lake Mariner Facility Lease”) with Somerset, a company 99.9%-owned and controlled by Paul Prager, pursuant to which Lake Mariner agreed to lease from Somerset approximately 79 acres in the Town of Somerset, Niagara County, New York for an initial term of five years with an option to extend the term for additional five years on the same terms as the initial term with at least six months prior written notice from Lake Mariner to Somerset.

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

On July 2, 2022, Lake Mariner and Somerset entered into an amendment to the Lake Mariner Facility Lease (the “Lake Mariner Facility Lease Amendment”) to increase the initial term to eight years and to amend certain other non-financial provisions to adjust environmental obligations, events of default and indemnification, site access rights and leasehold mortgage rights. Pursuant to the Lake Mariner Facility Lease Amendment, Lake Mariner, as tenant, irrevocably granted to the agent on behalf of the Company’s lenders under Loan Agreement, in its capacity as a leasehold mortgagee, a right of first refusal with respect to any assignment by Lake Mariner of the Lake Mariner Facility Lease. In consideration for entering into the Lake Mariner Facility Lease Amendment, the Company issued 8,510,638 shares of Common Stock to Somerset on September 2, 2022, at a closing price of $1.35 per share totaling approximately $11.5 million.

In 2022, TeraWulf made lease payments to Somerset in the amount of $221,779 pursuant to the Lake Mariner Facility Lease. For fiscal year 2023, TeraWulf expects to make payments of approximately $900,000 to Somerset pursuant to the Lake Mariner Facility Lease, which includes payment of third-party passthrough costs.

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

In 2022, TeraWulf did not make any payments to Somerset pursuant to the electrical infrastructure and equipment sales agreement.

Beowulf E&D Facility Operations Agreement

On May 13, 2021, Nautilus Cryptomine LLC (“Nautilus”) and Beowulf E&D entered into the facility operations agreement (the “Beowulf E&D Facility Operations Agreement”), pursuant to which Beowulf E&D agreed to provide or arrange for the provision to Nautilus of, certain infrastructure, construction, operations and maintenance and administrative services necessary to build out and operate the Nautilus Cryptomine Facility and support Nautilus’s ongoing business at the Nautilus Cryptomine Facility. Pursuant to the Beowulf E&D Facility Operations Agreement, Beowulf E&D may subcontract to any of its affiliates or, with respect to services performed off-site, to third parties or arrange for the provision of any or all of the services to be provided by it or by any of its affiliates or, with respect to services performed off-site, by third parties, provided that Beowulf E&D remains responsible to Nautilus for any services provided by such affiliate or third party. Pursuant to the Beowulf E&D Facility Operations Agreement, Nautilus is responsible for obtaining, maintaining and renewing all permits necessary for it (i) to do business in the jurisdictions in which the Nautilus Cryptomine Facility is located and (ii) to own, operate and maintain the Nautilus Cryptomine Facility.

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

On August 27, 2022, Nautilus and Beowulf E&D entered into an amended and restated Beowulf E&D Facility Operations Agreement (the “A&R Beowulf E&D Facility Operations Agreement”) in connection with the Amended and Restated Joint Venture Agreement with Cumulus Coin, LLC (a subsidiary of Talen Energy Corporation) to provide that the term of the A&R Beowulf E&D Facility Operations Agreement remain in effect until the earliest of (i) August 27, 2025, (ii) its termination by mutual consent of Nautilus and Beowulf E&D, (iii) the sale by TeraWulf and its affiliates of their interests in Nautilus, (iv) the consummation of an initial public offering of Nautilus, (v) termination by either party in the event of a default by the other party or (vi) termination by Nautilus for convenience upon at least ninety days prior written notice. Pursuant to the terms of the A&R Beowulf E&D Facility Operations Agreement, if Nautilus terminates the agreement for convenience between July 1, 2022 and June 30, 2023, Nautilus shall pay Beowulf E&D a termination fee in the amount of $1,750,000, or after June 30, 2023, Nautilus shall pay Beowulf E&D a termination fee in the amount of in the amount of $750,000. Nautilus terminated the A&R Beowulf E&D Facility Operations Agreement for convenience effective December 26, 2022.

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

In 2021, TeraWulf paid approximately $750,000 to Beowulf on behalf of Nautilus pursuant to the Beowulf E&D Facility Operations Agreement.  In 2022, Beowulf returned the $750,000 to TeraWulf when Nautilus paid Beowulf a pro-rated 2021 base fee of $475,806. For fiscal year 2022, in addition to the $475,806 pro-rated base fee, Nautilus paid $3,374,602, net, pursuant to the Beowulf E&D Facility Operations Agreement. For fiscal year 2023, Nautilus has paid $327,855, net and expects to make payments of approximately $45,265 pursuant to the Beowulf E&D Transition Services Agreement.

Reimbursements to Heorot Power Holdings LLC

In April 2021, the Company reimbursed Heorot Power Holdings LLC (“Heorot”), a company owned and controlled by Paul Prager, $1.6 million related to (i) the development of bitcoin mining facilities including services and third-party costs for transmission consulting, engineering consulting, transmission system impact study costs, electricity procurement and site development costs, (ii) joint venture investigation and negotiation and (iii) certain Company organizational and legal costs.

Capital Raising Activities

March 2022 Private Placement

On March 15, 2022, the Company entered into a subscription agreement with Lucky Liefern, pursuant to which Lucky Liefern purchased 271,447 shares of Common Stock at $7.81 per share in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act, for an aggregate purchase price of $2.12 million.  Lucky Liefern is controlled by the Company’s Chief Executive Officer Paul Prager, its managing member.

March 2022 Series A Preferred Stock

On March 15, 2022, the Company entered into Series A Convertible Preferred Stock Subscription Agreements (the “Preferred Subscription Agreements”) with certain accredited and institutional investors in privately negotiated transactions, including, among others, the Company’s directors Kerri Langlais and Steven Pincus, Revolve Capital LLC (“Revolve Capital”), a holder of more than 5% of the Company’s Common Stock and Y CLUB 101, LLC, an entity controlled by Jennifer New, the wife of our director Jason New, as its managing member  (“Y Club” and, collectively with the other Series A investors, the “Series A Investors”) as part of a registered direct offering (the “Series A Registered Direct Offering”). Pursuant to the Preferred Subscription Agreements, the Company sold 10,000 shares of Series A Preferred, which are convertible into shares of Common Stock, par value $0.001 per share, to the Series A Investors for an aggregate purchase price of $10.0 million. Kerri Langlais purchased 251 shares of Series A Preferred Stock for an aggregate purchase price of $251,000 and Steven Pincus purchased 50 shares of Series A Preferred Stock for an aggregate purchase price of $50,000; Revolve Capital purchased 2,500 shares of Series A Preferred Stock for an aggregate purchase price of $2.5 million; and Y Club, purchased 500 shares of Series A Preferred Stock for an aggregate purchase price of $500,000. The closing of the Company’s Series A Registered Direct offering occurred in March 2022.

April 2022 Private Placement

On April 11, 2022, the Company entered into subscription agreements with certain accredited investors, including Bayshore Capital LLC, a holder of more than 5% of the Company’s Common Stock (“Bayshore Capital”), Lucky Liefern, an entity controlled by the Company’s Chief Executive Officer Paul Prager as its managing member, and Revolve Capital, a holder of more than 5% of the Company’s Common Stock (collectively, the “April 22 PP Investors”), pursuant to which such April 22 PP Investors purchased from the Company shares of Common Stock, at a purchase price of $7.88 per share of Common Stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $5 million (the “April 22 Private Placement”). Bayshore Capital purchased 158,629 shares of Common Stock for an aggregate purchase price of $1.25 million, Lucky Liefern purchased 317,259 shares of Common Stock for an aggregate purchase price of $2.5 million and Revolve Capital purchased 158,629 shares of Common Stock for an aggregate purchase price of $1.25 million. The April 22 Private Placement closed on April 13, 2022.

October 2022 Private Placement

On October 6, 2022, the Company entered into (a) subscription agreements (the “October Subscription Agreements”) with certain accredited investors, including, among others, Allin WULF, an entity owned and controlled by the Company’s Chief Executive Officer, Paul Prager, Bayshore Capital, a holder of more than 5% of the Company’s Common Stock, Lake Harriet Holdings, LLC (“Lake Harriet”), an entity owned and controlled by the Company’s Chief Operating Officer and Chief Technology Officer, Nazar Khan, and Revolve Capital, a holder of more than 5% of the Company’s Common Stock (collectively, the “October Investors”) and (b) a warrant agreement (the “October Private Placement Warrant Agreement”) with the October Investors pursuant to which such October Investors purchased from the Company 7,481,747 units (the “October Units”) consisting of: (i) 7,481,747 shares of Common Stock and (ii) 7,481,747 warrants exercisable for 7,481,747 shares of Common Stock for an aggregate purchase price of approximately $9.5 million based on an offering price equal to the trailing 10-day volume weighted price of $1.26 per share. The foregoing was a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.  Each of Allin WULF and Lake Harriet purchased 1,388,889 October Units for an aggregate purchase price of $1.75 million, and each of Bayshore Capital and Revolve Capital purchased 1,587,302 October Units for an aggregate purchase price of $2 million.

The warrants are exercisable at a price of $1.93 per share. The October Private Placement Warrant Agreement governs the terms and conditions of the warrants. Upon closing of the private placement transaction on October 6, 2022, the October Units separated into shares of common stock and warrants. On January 30, 2023, certain of the October Investors agreed to amend the terms of their warrants such that their warrants would become exercisable only after February 23, 2023.

In connection with the signing of the October Subscription Agreements, the Company and the October Investors entered into a Registration Rights Agreement, dated as of October 6, 2022, pursuant to which the Company agreed to provide customary registration rights to the October Investors with respect to the Common Stock issuable upon conversion of the warrants.

December 2022 Private Placement

On December 12, 2022, the Company entered into (a) subscription agreements with certain accredited investors, including Opportunity Four of Parabolic Ventures Holdings LLC A DE Series, a holder of more than 5% of the Company’s Common Stock (“Opportunity Four” and, collectively, the “December Investors”) pursuant to which the Company issued (i) to the December Investors, 16,850,000 shares of Common Stock (the “Registered Common Stock”) as part of a registered direct offering (the “Registered Direct Offering”), at a purchase price of $0.40 per share of Registered Common Stock, for an aggregate purchase price of $6.74 million before deducting any fees and other expenses and (ii) to certain of the December Investors, including Opportunity Four, warrants (the “December Private Placement Warrants”), each exercisable to purchase 7/9 shares of the Company’s Common Stock at an exercise price equal to $0.40 per share of Common Stock (such shares, the “December Private Placement Warrant Shares”) in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “December Private Placement Warrant Agreement) with such December Investors. The December Private Placement Warrant Agreement governs the terms and conditions of the December Private Placement Warrants. The December Private Placement Warrants became exercisable on January 16, 2023 and expired on January 31, 2023. Opportunity Four purchased (i) 5,625,000 shares of the Company’s Registered Common Stock, and (ii) 5,625,000 December Private Placement Warrants for an aggregate purchase price of $2.25 million.

In connection with the signing of the December Private Placement Warrant Agreement, the Company and certain of the December Investors entered into a Registration Rights Agreement, dated as of December 12, 2022, pursuant to which the Company agreed to provide customary registration rights to such December Investors with respect to the December Private Placement Warrant Shares.

January 2023 Private Placement

On January 30, 2023, the Company entered into subscription agreements (the “Common Stock Subscription Agreements”) with certain of the December Investors, including Opportunity Four, a holder of more than 5% of the Company’s Common Stock, pursuant to which such December Investors purchased from the Company shares of the Company’s Common Stock, at a purchase price of $0.40 per share of Common Stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.75 million (the “January 23 Private Placement”). The Common Stock Subscription Agreements conditioned the closing of the January 23 Private Placement on, inter alia, the issuance by the Company, in one or more transactions, of any equity securities and/or any securities convertible into or exchangeable for equity securities, of any class or series, of the Company with aggregate proceeds from such issuances of at least $30 million, including the purchase price paid under the Common Stock Subscription Agreements. Opportunity Four purchased from the Company 2,187,500 shares Common Stock for an aggregate purchase price of $875,000.  The January Private Placement effectively replaced 50% of the unexercised December Private Placement Warrants at the same purchase price of $0.40 per share of common stock. The January Private Placement closed on March 9, 2023.

On January 30, 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investors, including Allin WULF, an entity owned and controlled by the Company’s Chief Executive Officer, Paul Prager, and Lake Harriet, an entity owned and controlled by the Company’s Chief Operating Officer and Chief Technology Officer, Nazar Khan (collectively, the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company warrants, each exercisable to purchase one share of the Company’s Common Stock, at an exercise price of $0.00001 per share of Common Stock (the “January 23 Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of Common Stock of $1.05 for a total of 2,380,952 shares of Common Stock and (b) warrant agreements (the “January 23 Warrant Agreements”) with such Warrant Investors. The January 23 Warrant Agreements govern the terms and conditions of the January 23 Warrants, which became exercisable beginning on February 24, 2023 and expire on December 31, 2023. Each of Allin WULF and Lake Harriet purchased 1,190,476 January 23 Warrants for an aggregate purchase price of $1.25 million.

Pursuant to the Warrant Subscription Agreements, the Company agreed to provide customary registration rights to the Warrant Investors with respect to the Common Stock issuable upon conversion of the January 23 Warrants. The Warrant Subscription Agreements contain customary representations, warranties and covenants and are subject to customary closing conditions and termination rights.

Convertible Promissory Notes

On January 30, 2023, the Company amended and restated its previously disclosed convertible promissory notes (the “Existing Convertible Promissory Notes”), originally issued on November 25, 2022 and further amended on December 12, 2022.  The Existing Convertible Promissory Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including Allin WULF, an entity owned and controlled by the Company’s Chief Executive Officer, Paul Prager, in the amount of $853,912.33, Lake Harriet, an entity owned and controlled by the Company’s Chief Operating Officer and Chief Technology Officer, Nazar Khan, in the amount of $853,912.33, Bayshore Capital, a holder of more than 5% of the Company’s Common Stock, in the amount of $853,912.33, and Revolve Capital, a holder of more than 5% of the Company’s Common Stock, in the amount of $853,912.33. The Existing Convertible Promissory Notes had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4%. As of December 31, 2022, the Company had an outstanding balance of $3,415,649.32 under the Existing Convertible Promissory Notes and had accrued $13,475 in interest. The Existing Convertible Promissory Notes converted into shares of Common Stock on February 28, 2023 at a price of $0.40. Upon conversion, all of the Company’s obligations under the Existing Convertible Promissory Notes were satisfied.

On January 30, 2023, the Company issued into a new convertible promissory note (the “New Convertible Promissory Note”) to Revolve Capital, a holder of more than 5% of the Company’s Common Stock, in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.25 million. The New Convertible Promissory Note had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4%. The New Convertible Promissory Note converted into shares of Common Stock on February 28, 2023 at a price of $0.40. Upon conversion, all of the Company’s obligations under the New Convertible Promissory Note were satisfied.

Other

Lisa Prager, a Director, is a sister of Paul Prager, the Company’s Co-Founder, Chief Executive Officer and Chair of the Board of Directors.

Director Independence

Nasdaq listing rules generally require that a majority of a company’s board of directors must consist of “independent directors” within the meaning of Nasdaq listing rules. The Board of Directors has determined that each of Michael Bucella, Walter Carter, Catherine Motz, Jason New and Steven Pincus is an “independent director” within the meaning of Nasdaq listing rules. Additionally, as of December 31, 2022, all members of the Company’s Audit Committee (consisting of Walter Carter, as Chair, Catherine Motz and Steven Pincus) were independent.

Controlled Company Status

On December 12, 2022, after giving effect to the issuance of the shares of common stock as part of the Registered Direct Offering, Paul Prager, founder and Chief Executive Officer of the Company, no longer controlled a majority of the Company’s outstanding shares, and certain proxies granted in favor of Stammtisch, an entity owned and controlled by Mr. Prager, terminated in accordance with their terms. As a result, the Company is no longer considered a “controlled company” within the meaning of Nasdaq’s corporate governance requirements.

Under these Nasdaq corporate governance requirements, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that (i) a majority of the members of the board of directors are independent directors, (ii) compensation of executive officers be determined or recommended to the board of directors by a majority of independent directors or by a compensation committee composed entirely of independent directors and (iii) director nominees be selected or recommended for selection by a majority of independent directors or by a corporate governance and nominating committee composed entirely of independent directors. The Company is currently in compliance with the applicable Nasdaq corporate governance requirements during the permitted phase-in periods, and expects to be fully in compliance by the requisite deadlines.

Item 14.	Principal Accounting Fees and Services

Audit-Related Fees, Tax Fees and All Other Fees

Fees paid or accrued for professional services provided by our independent auditors (RSM US LLP, Minneapolis, Minnesota, PCAOB ID 49) for the Company in each of the categories listed are as follows for the periods presented. All such fees are in accordance with our approval policies described below.

	Years Ended
Fee Category	December 31, 2022	December 31, 2021
Audit Fees	$472,500	$366,999
Audit-Related Fees	297,575	167,037
Tax Fees	102,165	-
All Other Fees		-
Total	$872,240	$534,036

Audit Fees-represent amounts for services related to the audit of our consolidated financial statements.

Audit-Related Fees- represent amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include reviews of our interim condensed consolidated financial statements, the issuance of consents and comfort letters for other periodic reports or documents filed with the SEC and accounting consultations related to the evaluation of new accounting standards and non-routine transactions.

Tax Fees- represent amounts for tax compliance, tax advice, and tax planning services. There were no such fees for the years ended December 31, 2021.

All Other Fees- consist of all other fees for services other than those in the above categories and consist of non-audit due diligence procedures in connection with our mergers and acquisitions. There were no such fees for the years ended December 31, 2022 or December 31, 2021.

The Board of Directors adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax, and other permissible non-audit services that may be provided by the independent auditors. The policy identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditors’ independence is not impaired. Under the policy, the Audit Committee annually, and from time to time, pre-approves the audit engagement fees and terms of all audit and permitted non-audit services to be provided by the independent auditor.

Available Information

We maintain a link to investor relations information on our website, www.terawulf.com, where we make available, free of charge, our SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents were filed as part of the 2022 Form 10-K:

1. Financial Statements. The consolidated financial statements of the Company included in Part II, Item 8 of the 2022 Form 10-K.

2. Financial Statement Schedules. All schedules were omitted from the 2022 Form 10-K because they were not applicable or the required information was shown in the financial statements or notes thereto.

3. Exhibits. The exhibits listed on the Exhibit Index of the 2022 Form 10-K.

(b) The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment.

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

Exhibit Number	Description
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

21.1	List of subsidiaries (incorporated by reference to Exhibit 21.1 to the 2022 Form 10-K).

23.1	Consent of RSM US LLP, registered public accounting firm of TeraWulf Inc. (incorporated by reference to Exhibit 23.1 to the 2022 Form 10-K).

**31.1
Certification of the Principal Executive Officer, dated May 5, 2023, required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

**31.2
Certification of the Principal Financial Officer, dated May 5, 2023, required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

***32.1	Certification of the Principal Executive Officer, dated May 5, 2023, required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Exhibit Number	Description
***32.2	Certification of the Principal Financial Officer, dated May 5, 2023, required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Executive compensation plans and arrangements.

†
Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable.  The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC.
(Registrant)
May 5, 2023	By:	/s/ Patrick A. Fleury
(Date)		Paatrick A. Fleury
(Chief Financial Officer) (Principal Financial Officer)