Form 10-Q
period 2023-03-31
TERAWULF INC.
filed 2023-05-15
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 212,032,468 shares of Common Stock outstanding as of May 15, 2023.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward- looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

●	conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in cryptocurrency prices, and specifically, the value of bitcoin, which could cause a decline in the demand for TeraWulf’s services;
●	competition among the various providers of data mining services;
●	the need to raise additional capital to meet our business requirements in the future, which may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, could significantly dilute the ownership interests of TeraWulf’s shareholders;
●	the ability to implement certain business objectives and the ability to timely and cost-effectively execute integrated projects;
●	adverse geopolitical or economic conditions, including a high inflationary environment;
●	security threats or unauthorized or impermissible access to our datacenters, our operations or our digital wallet;
●	counterparty risk with respect to our digital asset custodian and our mining pool provider;
●	employment workforce factors, including the loss of key employees;
●	changes in governmental safety, health, environmental and other regulations, which could require significant expenditures;
●	liability related to the use of TeraWulf’s services;
●	currency exchange rate fluctuations; and
●	other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original 10-K”), as amended by our annual report on Form 10-K/A, filed with the SEC on May 5, 2023, for the fiscal year ended December 31, 2022 (the “10-K/A” and together with the Original 10-K, the “Annual Report on Form 10-K”).

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

PART I: FINANCIAL INFORMATION
ITEM 1.Financial Statements

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

(In thousands, except number of shares and par value)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,985	$1,279
Restricted cash	1	7,044
Digital currency, net	117	183
Prepaid expenses	4,378	5,095
Other current assets	739	543
Total current assets	22,220	14,144
Equity in net assets of investee	122,035	98,741
Property, plant and equipment, net	159,415	191,521
Right-of-use asset	11,694	11,944
Other assets	1,417	1,337
TOTAL ASSETS	$316,781	$317,687

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,966	$21,862
Accrued construction liabilities	729	2,903
Other accrued liabilities	9,119	14,963
Share based liabilities due to related party	14,896	14,583
Other amounts due to related parties	4,406	3,295
Contingent value rights	7,001	10,900
Current portion of operating lease liability	43	42
Insurance premium financing payable	961	2,117
Convertible promissory notes	—	3,416
Current portion of long-term debt	—	51,938
Total current liabilities	56,121	126,019
Operating lease liability, net of current portion	936	947
Long-term debt	113,411	72,967
TOTAL LIABILITIES	170,468	199,933

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 and 25,000,000 authorized at March 31, 2023 and December 31, 2022, respectively; 9,566 issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $10,608 and $10,349 at March 31, 2023 and December 31, 2022, respectively	9,273	9,273
Common stock, $0.001 par value, 400,000,000 and 200,000,000 authorized at March 31, 2023 and December 31, 2022, respectively; 186,268,682 and 145,492,971 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	186	145
Common stock to be issued	4,390	—
Additional paid-in capital	345,195	294,810
Accumulated deficit	(212,731)	(186,474)
Total stockholders' equity	146,313	117,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,781	$317,687

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$11,533	$217
Cost of revenue (exclusive of depreciation shown below)	5,002	32
Gross profit	6,531	185

Cost of operations:
Operating expenses	308	480
Operating expenses - related party	597	62
Selling, general and administrative expenses	6,492	5,985
Selling, general and administrative expenses - related party	2,898	2,816
Depreciation	5,433	4
Realized gain on sale of digital currency	(603)	—
Impairment of digital currency	627	5
Total cost of operations	15,752	9,352

Operating loss	(9,221)	(9,167)
Interest expense	(6,834)	(5,322)
Loss before income tax and equity in net loss of investee	(16,055)	(14,489)
Income tax (expense) benefit	—	—
Equity in net loss of investee, net of tax	(10,167)	(788)
Loss from continuing operations	(26,222)	(15,277)
Loss from discontinued operations, net of tax	(35)	(2,906)
Net loss	(26,257)	(18,183)
Preferred stock dividends	(259)	(45)
Net loss attributable to common stockholders	$(26,516)	$(18,228)

Loss per common share:
Continuing operations	$(0.16)	$(0.15)
Discontinued operations	-	(0.03)
Basic and diluted	$(0.16)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	165,015,228	100,121,370

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional	Common Stock	Accumulated
	Number	Amount	Number	Amount	Paid-in Capital	to be Issued	Deficit	Total

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$—	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	—	16,036
Warrant offerings	—	—	—	—	14,991	—	—	14,991
Common stock offering, net of issuance costs	—	—	40,764,706	41	26,268	—	—	26,309
Common stock to be issued, net of issuance costs	—	—	—	—	—	4,390	—	4,390
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	—	4,705
Stock-based compensation expense and issuance of stock	—	—	248,049	—	876	—	—	876
Net loss	—	—	—	—	—	—	(26,257)	(26,257)
Balances as of March 31, 2023	9,566	$9,273	186,268,682	$186	$345,195	$4,390	$(212,731)	$146,313

	Preferred Stock		Common Stock		Additional	Common Stock	Accumulated
	Number	Amount	Number	Amount	Paid-in Capital	to be Issued	Deficit	Total

Balances as of December 31, 2021	—	$—	99,976,253	$100	$218,762	$—	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	9,566	9,273	—	—	—	—	—	9,273
Common stock offering, net of issuance costs	—	—	813,986	1	6,783	—	—	6,784
Preferred stock dividends	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	(18,183)	(18,183)
Balances as of March 31, 2022	9,566	$9,273	100,790,239	$101	$225,545	$—	$(113,911)	$121,008

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands; unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,257)	$(18,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	3,549	2,458
Related party expense to be settled with respect to common stock	313	—
Common stock issued for interest expense	26	—
Stock-based compensation expense	876	—
Depreciation	5,433	4
Amortization of right-of-use asset	250	20
Increase in digital currency from mining	(9,940)	(217)
Impairment of digital currency	627	5
Realized gain on sale of digital currency	(603)	—
Proceeds from sale of digital currency	9,982	—
Equity in net loss of investee, net of tax	10,167	788
Loss from discontinued operations, net of tax	35	2,906
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	717	(4,449)
Decrease in amounts due from related parties	—	815
Increase in other current assets	(241)	(34)
Increase in other assets	(83)	(848)
Decrease in accounts payable	(2,435)	(3,978)
(Decrease) increase in other accrued liabilities	(1,354)	4,756
Increase in other amounts due to related parties	325	776
Decrease in operating lease liability	(10)	(21)
Net cash used in operating activities from continuing operations	(8,623)	(15,202)
Net cash used in operating activities from discontinued operations	(90)	(50)
Net cash used in operating activities	(8,713)	(15,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(2,285)	(19,072)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	(11,402)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	11,402
Purchase of and deposits on plant and equipment	(9,986)	(27,745)
Payment of contingent value rights liability	(3,899)	—
Net cash used in investing activities	(16,170)	(46,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from insurance premium financing	295	4,706
Principal payments on insurance premium financing	(1,451)	(1,559)
Proceeds from issuance of common stock, net of issuance costs paid of $995 and $142	26,562	6,787
Proceeds from common stock to be issued, net of issuance costs of $56 and $0	4,390	—
Proceeds from warrant issuances	2,500	—
Proceeds from issuance of preferred stock	—	9,266
Proceeds from issuance of convertible promissory note	1,250	—
Net cash provided by financing activities	33,546	19,200

Net change in cash and cash equivalents and restricted cash	8,663	(42,869)
Cash and cash equivalents and restricted cash at beginning of period	8,323	46,455
Cash and cash equivalents and restricted cash at end of period	$16,986	$3,586

Cash paid during the period for:
Interest	$5,399	$1,427
Income taxes	$—	$—

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – ORGANIZATION

Organization

TeraWulf, Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf’s principal operations consist of operating, developing and constructing bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company operates a portfolio of bitcoin mining facilities, either wholly-owned or through joint ventures, that each deploy a series of powerful computers that solve complex cryptographic algorithms, which computing power is provided to a mining pool operator to mine bitcoin and validate transactions on the bitcoin network. TeraWulf’s revenue is substantially derived from pay-per-share base amounts and transaction fee rewards earned in bitcoin from the mining pool as compensation for providing the computing power. The Company also leverages its available digital infrastructure to provide miner hosting services to third parties whereby the Company holds an option to purchase the hosted miners in the future. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently.

TeraWulf’s two bitcoin mining facilities are in New York (the “Lake Mariner Facility”) and Pennsylvania (the “Nautilus Cryptomine Facility”). Mining operations commenced at the Lake Mariner Facility in March 2022 and the Company has energized building one and substantially completed the construction of building two as of March 31, 2023. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and achieved full energization of the Company’s allotted infrastructure capacity in April 2023. The Lake Mariner Facility is wholly-owned.

On December 13, 2021, TeraWulf Inc. completed a strategic business combination (the “Merger”) with IKONICS Corporation, a Minnesota corporation (“IKONICS”) pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications were primarily screen printing and abrasive etching. TeraWulf initially classified the IKONICS business as held for sale and discontinued operations in its consolidated financial statements. During the year ended December 31, 2022, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss attributable to common stockholders of $26.5 million and negative cash flows from continuing operations of $8.6 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had balances of cash and cash equivalents and restricted cash of $17.0 million, a working capital deficiency of $33.9 million, total stockholders’ equity of $146.3 million and an accumulated deficit of $212.7 million. The Company has commenced mining activities at the Lake Mariner Facility and at the Nautilus Cryptomine Facility, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations.

In accordance with development of its bitcoin mining facilities, during the three months ended March 31, 2023, the Company invested approximately $10.0 million for purchases of and deposits on plant and equipment,. Also, during the three months ended March 31, 2023, the Company invested $2.3 million, net in its joint venture (see Note 11). As of March 31, 2023, the Company expects that is has sufficient capital to complete construction of the Lake Mariner Facility. However, until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout primarily through cash on the balance sheet, sales of mined bitcoin or through the provision of miner hosting services and, if needed, the issuance of equity securities.

During the three months ended March 31, 2023, the Company accomplished several notable steps toward achieving near term positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement (see Note 9) to, among other changes,

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

remove the fixed principal amortization through April 7, 2024 and, potentially, beyond, (2) through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), Common Stock warrants and convertible promissory notes (see Notes 13 and 14), the Company received net proceeds of $34.7 million, which along with cash flow from operations, is expected to be sufficient to satisfy the Company’s final capital expenditure requirements, other obligations and operating expenses in the months prior to achieving a free cash flow positive enterprise (3) mining activities commenced at the Nautilus Cryptomine Facility and the Company deems that it has funded all known and expected capital commitments at that facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12), (5) the received miners are sufficient to fully utilize mining capacity both in service and under construction at the Lake Mariner Facility and the Nautilus Cryptomine Facility and (6) the remaining construction activities at the Lake Mariner Facility and the Nautilus Cryptomine Facility are currently ongoing and expected to be complete in the second quarter of 2023. Additionally, if a business need requires its use, the Company has an active At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that these actions and conditions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

COVID-19

Although the World Health Organization declared on May 5, 2023 that it no longer considers COVID-19 a global health emergency, the Company may from time to time experience disruptions to its business operations resulting from continued COVID-19-related supply interruptions, including miner delivery interruptions. The Company may also experience COVID-19-related delays in construction and obtaining necessary equipment in a timely fashion. To date, the Company has experienced certain, but minimal, delays due to COVID-19 among its suppliers and contractors.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of such interim results. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation.

Certain amounts in the unaudited interim consolidated statement of cash flows for the three months ended March 31, 2022 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the three months ended March 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The misstatements related solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective interim unaudited consolidated statements of cash flows.

The results for the unaudited interim consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The unaudited interim consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of goodwill and held for sale assets, the fair value of equity securities or warrants to purchase common stock issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Supplemental disclosure of non-cash activities:
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$35,792	$—
Common stock issuance costs in accounts payable	$250	$3
Preferred stock issuance costs in other accrued liabilities or accounts payable	$—	$293
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$2,621	$8,943
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$721	$482
Preferred stock dividends in other accrued liabilities	$—	$45
Preferred stock proceeds receivable in other current assets	$—	$300
Convertible promissory notes converted to common stock	$4,666	$—
Common stock warrants issued for discount on long-term debt	$16,036	$—
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$4,519	$—
Common stock reacquired in exchange for warrants	$12,479	$—

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company currently maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of March 31, 2023, the Company’s bank balances exceeded the FDIC insurance limit in an amount of approximately $16.1 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $17.0 million and $8.3 million, respectively.

On March 12, 2023, Signature Bank (“SBNY”) was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the FDIC was appointed as receiver and transferred all customer deposits and substantially all of the assets of SBNY to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The FDIC, the U.S. Treasury, and the Federal Reserve jointly announced that all depositors of SBNY would be made whole, regardless of deposit insurance limits. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. Normal

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

banking activities resumed on Monday, March 13, 2023. On March 29, 2023, the Company was advised by the FDIC that the Company’s bank accounts would be closed on April 5, 2023 and any remaining funds as of that date would be distributed to the Company by check. As of March 31, 2023, the Company held approximately $0.8 million in the former SBNY accounts and subsequently transferred all funds out of Signature Bridge Bank, N.A. by April 5, 2023.

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The restricted cash included in the consolidated balance sheet as of March 31, 2023 is restricted as to use due to being held as a construction escrow by a third party escrow agent. The restricted cash included in the consolidated balance sheet as of December 31, 2022 is restricted as to use primarily due to being held in escrow in accordance with an asset purchase agreement governing the sale of certain RM 101 assets (see Note 3).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$16,985	$1,279
Restricted cash	1	7,044
Cash and cash equivalents and restricted cash	$16,986	$8,323

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer, chief operating officer and chief strategy officer. Currently, the Company solely operates in the Digital Currency Mining segment. The Company’s mining operations are located in the United States, and the Company has employees only in the United States and views its mining operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance. Prior to the sale of substantially all of RM 101’s assets, through its ownership of RM 101, the Company operated in the Imaging Technology segment. TeraWulf classified the RM 101 segment as held for sale and discontinued operations in these consolidated financial statements (see Note 3).

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for mining equipment). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment, net includes deposits, amounting to approximately $2.7 million and $57.6 million as of March 31, 2023 and December 31, 2022, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of March 31, 2023 and December 31, 2022, the Company is not a counterparty to any finance leases.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Warrants

The Company applies ASC 480 and ASC 815 to assist in the determination of whether warrants issued for the purchase of Common Stock should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified.  All warrants granted by the Company to date are classified as equity.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

There is no significant financing component in these transactions. There may be, however, consideration payable to the customer in the form of a pool operator fee; this fee, if any, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Data Center Hosting

The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in cryptocurrency. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $2.3 million and $0 during the three months ended March 31, 2023 and 2022, respectively.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Sales of cryptocurrencies by the Company and cryptocurrencies awarded to the Company, including as compensation for data center hosting services, are included within cash flows from operating activities on the consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

Cost of Revenue

Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately stated.  Cost of revenue for data center hosting is comprised primarily of direct costs of electricity, labor and internet provision.

Stock-based Compensation

The Company periodically issues restricted stock units to employees and non-employees in non-capital raising transactions for services. In accordance with the authoritative guidance for share-based payments FASB ASC 718 “Compensation – Stock Compensation,” the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For restricted stock units (“RSUs”) with time based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions, the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. The Company has not issued stock options. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s or non-employee’s service period, including the derived service period for RSUs with market conditions. Stock-based compensation for RSUs with market conditions is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for RSUs with market conditions is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

Power Curtailment Credits

Payments received for participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations. The Company recorded power curtailment credits of approximately $0.1 million and $0 during the three months ended March 31, 2023 and 2022, respectively.

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of March 31, 2023 include convertible preferred stock, common stock warrants and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2022 include convertible preferred stock, convertible promissory notes, common stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of March 31, 2023, the Company would issue approximately 1.1 million shares of Common Stock. As of March 31, 2023, Common Stock warrants outstanding were 65,415,150 with a weighted average strike price of $0.43 and total RSUs outstanding were 10,813,741.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Concentrations

The Company or its joint venture have contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk.  Revenue from one data center hosting customer represents 17.2% of consolidated revenue for the three months ended March 31, 2023.  The Company expects to operate bitcoin mining facilities. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

NOTE 3 – BUSINESS COMBINATION, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On December 13, 2021, the Company completed the Merger with RM 101 (formerly known as IKONICS Corporation) pursuant to which, among other things, the Company effectively acquired RM 101 and became a publicly traded company on the Nasdaq. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each shareholder of RM 101 as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of RM 101 then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of RM 101. Payments under the CVR Agreement are calculated quarterly and are subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The CVRs do not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs (the “CVR Holders”) will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of RM 101 after the eighteen-month anniversary of the closing of the Merger.

In August 2022, RM 101 sold a certain property, including a warehouse, to a third party for $6.7 million gross with net sale proceeds of $6.2 million. The Definitive Agreement governing the sale includes certain indemnifications which are subject to an $850,000 limitation and which expire in August 2023. No indemnification claims have been made as of the date these financial statements were available to be issued.

In August 2022, RM 101 sold (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $7.7 million gross, including net working capital, with net sale proceeds of $7.0 million. The Asset Purchase Agreement (the “APA”) governing the sale was structured as an asset sale. The APA included certain indemnifications which were subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all of the remaining purchase price was placed into escrow upon consummation of the transaction pending the completion of certain remaining environmental testing and remediation resulting therefrom, if any. At December 31, 2022, proceeds from this sale were included in restricted cash in the consolidated balance sheet. In February 2023, all escrowed funds were released to the Company.

In accordance with the CVR Agreement, on March 1, 2023, the Company made an initial distribution of $3.8 million of proceeds to the CVR Holders. As of March 31, 2023, all RM 101 assets previously held for sale had been sold and the estimated remaining CVR liability of 7.0 million is included in contingent value rights in the consolidated balance sheet.

Upon acquisition, the RM 101 business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these consolidated financial statements. The Company determined that the RM 101 business qualified as assets held for sale as management committed to a plan to sell the business, the business was in readily sellable form and it was deemed probable that the business would be sold in a twelve-month period. All net assets held for sale had been sold as of December 31, 2022. The loss from discontinued operations, net of tax presented in the consolidated statements of operations includes the following results of RM 101 (in thousands):

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$—	$4,230
Cost of goods sold	—	3,223
Gross profit	—	1,007
Selling, general and administrative expenses	43	1,264
Research and development expenses	—	137
Impairment on remeasurement or classification as held for sale	—	3,922
Loss from discontinued operations before other income	(43)	(4,316)
Other income	8	3
Loss from discontinued operations before income tax	(35)	(4,313)
Income tax benefit	—	1
Loss from discontinued operations, net of tax	$(35)	$(4,312)

Loss from discontinued operations, net of tax in the consolidated statement of operations for the three months ended March 31, 2022 also includes a $1.4 million gain on CVR remeasurement.  Total cash flows used in operating activities from discontinued operations was $90,000 and $50,000 in the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of March 31, 2023 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain
Contingent consideration liability - Contingent Value Rights	$7,001	$—	$7,001	$—	$—
	$7,001	$—	$7,001	$—	$—

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2022 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain
Contingent consideration liability - Contingent Value Rights (1)	$10,900	$—	$10,900	$—	$1,100
	$10,900	$—	$10,900	$—	$1,100

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)	During the three months ended March 31, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing and sale of the underlying assets.

The Company has determined the long-term debt fair value as of March 31, 2023 is approximately $130.7 million (see Note 9). The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of March 31, 2023 and December 31, 2022, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 15), in connection with a Common Stock exchange agreement (see Note 14) and on a standalone basis (see Note 14), (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14) and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11),.

The Company utilized a Black-Scholes option pricing model and the application of a discount for lack of marketability (“DLOM”) to value its Common Stock warrants issued in connection with the New Term Facility and to value its Common Stock warrants issued in connection with the Fifth Amendment (each as defined in Note 9). The DLOM is applied due primarily to contractual restrictions on the exercise of the respective warrants. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and DLOM. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants, which is assumed to be equivalent to their contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company applied a DLOM of 20% to value its Common Stock warrants issued in connection with the New Term Facility and applied a DLOM of 30% to value its Common Stock warrants issued in connection with the Fifth Amendment.

NOTE 5 – BITCOIN

The following table presents the Company’s bitcoin activity (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Beginning balance	$183	$—
Bitcoin received from mining pool and hosting services	9,940	217
Impairment	(627)	(5)
Disposition	(9,379)	—
Ending balance	$117	$212

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Miners	$95,411	$71,114
Construction in process	35,676	32,360
Leasehold improvements	29,970	29,880
Equipment	7,778	7,208
Deposits on miners	2,680	57,626
	171,515	198,188
Less: accumulated depreciation	(12,100)	(6,667)
	$159,415	$191,521

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $1.0 million and $760,000 for the three months ended March 31, 2023 and 2022, respectively.

Depreciation expense was $5.4 million and $4,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease (the “Ground Lease”) related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease originally had an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. In July 2022, the Ground Lease was amended to increase the initial term of the lease to eight years and to amend certain other non-financial sections to adjust environmental obligations, site access rights and leasehold mortgage rights. In September 2022, the compensation due to the landlord for entering into the lease amendment was finalized with a compensatory amount of $12.0 million, issuable in shares of Common Stock determined using a trailing volume weighted average price. In September 2022, the Company issued 8,510,638 shares in satisfaction of this obligation. The Common Stock issued had a fair value of $11.5 million at the date of issuance. The Ground Lease, which is classified as an operating lease, was remeasured as of the date of the amendment, resulting in an increase of $11.2 million to both right-of-use asset and operating lease liability in the consolidated balance sheets. The Ground Lease remained classified as an operating lease based on the remeasurement analysis that utilized a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order. For the three months ended March 31, 2023, the Company recorded operating lease expense of $339,000, including contingent expense of $58,000, in operating expenses – related party in the consolidated statement of operations and made cash lease payments of $310,000. For the three months ended March 31, 2022, the Company recorded operating lease expense of $49,000 in operating expenses – related party in the consolidated statement of operations and made cash lease payments of $50,000. The remaining lease term based on the terms of the amended Ground Lease as of March 31, 2023 is 11.1 years.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of March 31, 2023 (in thousands):

Year ending December 31:
2023	$122
2024	163
2025	163
2026	163
2027	163
Thereafter	1,045
$1,819

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of March 31, 2023 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,819
Unamortized discount	840
Total operating lease liability	979
Current portion of operating lease liability	43
Operating lease liability, net of current portion	$936

During the three months ended March 31, 2022, the Company entered into a short term lease arrangement for digital currency mining equipment. The term of the operating lease was two months and concluded in May 2022.  There were no variable charges under this arrangement.  For the three months ended March 31, 2022, lease expense related to this arrangement of $451,000 was recorded in operating expenses in the consolidated statement of operations.  The Company periodically enters into short term lease arrangements for operating equipment and recorded $116,000 under these short term lease arrangements in operating expenses in the consolidated statement of operations for the three months ended March 31, 2023.

NOTE 8 – INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0.0% for the three months ended March 31, 2023 and 2022. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of March 31, 2023 and 2022, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of March 31, 2023 and 2022 for the amount of deferred tax assets that will not be realized.

The Company has no unrecognized tax benefits as of March 31, 2023 and 2022. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three months ended March 31, 2023 and 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Term loan	$146,000	$146,000
Debt issuance costs and debt discount	(32,589)	(21,095)
	113,411	124,905
Less long-term debt due within one year	—	51,938
Total long-term debt, net of portion due within one year	$113,411	$72,967

On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”). The LGSA consists of a $123.5 million term loan facility (the “Term Loan”). Prior to an amendment to the LGSA on March 1, 2023 (the “Fifth Amendment,” as described below), the Company was required to pay the outstanding principal balance of the Term Loan in quarterly installments, commencing in April 2023, equal to 12.5% of the original principal amount of the Term Loan. The maturity date of the Term Loan is December 1, 2024. The Term Loan bears an interest rate of 11.5%. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. Interest payments were due quarterly in arrears prior to the Fifth Amendment and are due monthly in arrears subsequent to the Fifth Amendment. The Company has the option to prepay all or any portion of the Term Loan in increments of at least $5.0 million subject to certain prepayment fees, including: (1) if paid prior to the first anniversary of the LGSA, a make whole amount based on the present value of the unpaid interest that would have been paid on the prepaid principal amount over the first year of the Term Loan, (2) if paid subsequent to the first anniversary of the LGSA but prior to the second anniversary of the LGSA, an amount of 3% of the prepaid principal and (3) if paid subsequent to the second anniversary of the LGSA but prior to the maturity date of the LGSA, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loan is guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and its subsidiaries (except RM 101), as defined. One Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $15.0 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In July 2022, NovaWulf Digital Master Fund, L.P. transferred a principal balance of $13.0 million of the Term Loan to NovaWulf Digital Private Fund LLC.

In connection with the LGSA, the Company issued to the holders of the Term Loans 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the closing of the Term Loan. In connection with the issuance of the Term Loans, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to the $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represented debt issuance costs and debt discount and was deducted from the Term Loan proceeds and was being accreted into the long-term debt balance over the three-year term of the debt at an effective interest rate of 12.9%, which was in addition to the stated interest rate.

In July 2022, the Company entered into an amendment to the LGSA (the “First Amendment”). This amendment provides for an additional $50.0 million term loan facility (the “New Term Facility”). The New Term Facility has a maturity date of December 1, 2024, consistent with the existing term loans under the LGSA. The interest rate with respect to the New Term Facility is consistent with the existing term loans under the LGSA, but the interest rate under the amended LGSA may be increased, if applicable, to the cash interest rate on any junior capital raised plus 8.5%, if higher. No interest rate adjustment has been made under this provision. Pursuant to the New Term Facility, funds can be drawn in three tranches. The $15.0 million first tranche (the “First Amendment Term Loan”) was drawn at closing in July 2022, and the subsequent tranches of up to $35 million (the “Delayed Draw Term Loan Commitment”) may have been drawn at Company’s option prior to December 31, 2022, subject to certain conditions, including the raising of matching junior capital, as defined. One First Amendment Term Loan investor, NovaWulf Digital Master Fund, L.P., with a principal balance of $1.8 million, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In July 2022, NovaWulf Digital Master Fund, L.P. transferred its principal balance of

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$1.8 million of the First Amendment Term Loan to NovaWulf Digital Private Fund LLC. The amortization with respect to the first tranche of the New Term Facility is consistent with existing term loans under the LGSA. The loans under the subsequent tranches of the New Term Facility were originally repayable in quarterly installments on (i) April 5, 2024 and July 8, 2024, equal to 12.50% of the original principal amount advanced under such tranches under the LGSA and (ii) October 7, 2024, equal to 37.5% of the original principal amount advanced under such tranches of the LGSA. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. The prepayment provisions remain unchanged for the Term Loan. If the New Term Facility was repaid within 121 days of July 1, 2022, then a 3% prepayment penalty would have been due. A prepayment thereafter results in no prepayment penalty.

In connection with the New Term Facility, the Company paid an upfront fee of $125,000 and issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% (comprised of 2% related to the Delayed Draw Term Loan Commitment and 3% related to the First Amendment Term Loan) of the then fully diluted equity of the Company. In connection with the issuance of the New Term Facility, the Company also incurred aggregate issuance costs of approximately $1.5 million, in addition to the aforementioned upfront fee. If the Company drew subsequent tranches, it was required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% upon the issuance of a second tranche in the amount of $15.0 million and 4.25% upon issuance of a third tranche in the amount of $20.0 million, in each case as a percentage of the then fully diluted equity of the Company, respectively.

The Company determined that debt modification accounting applied in connection with the New Term Facility. Third party and upfront fees were allocated pro rata between the First Amendment Term Loan and the Delayed Draw Term Loan Commitment. Third-party fees of $445,000 related to the First Amendment Term loan were expensed to interest expense in the consolidated statement of operations. Fees paid to lenders and the allocated value of the Common Stock warrants, an aggregate $3.5 million, related to the First Amendment Term Loan were included with the unamortized discount on the Term Loan and were being amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 13.1%.

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

In October 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA. The Third Amendment divided the initial funding of up to $15.0 million of the Delayed Draw Term Loan Commitment under the LGSA into two tranches of up to $7.5 million each. The first tranche of $7.5 million was borrowed upon the effectiveness of the Third Amendment on October 7, 2022. In connection with the Third Amendment, the Company entered into an amendment and restatement of the warrant agreement related to the New Term Facility. The amended and restated warrant agreement provides that holders thereto are entitled to additional warrants to purchase an aggregate number of shares of Common Stock equal to an incremental 3.75%, to be divided into two separate increments of 1.875% each, of the fully diluted equity of the Company, determined on the date of the funding of the two separate sub-tranches of $7.5 million each pursuant to the Third Amendment. One investor, NovaWulf Digital Private Fund LLC, with a principal balance of $0.9 million of the $7.5 million borrowing, is a related party due to cumulative voting control by members of Company management and a member of the Company’s board of directors. In connection with the $7.5 million tranche borrowed upon effectiveness of the Third Amendment, the Company issued warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share. The fair value of the Common Stock warrants and the related proportional carrying value of the Commitment Fee Asset, an aggregate $2.9 million, related to Third Amendment were included with the unamortized discount on the $7.5 million draw and were being amortized as an adjustment of interest expense over the remaining term of the LGSA at an effective rate of 25.1%.

On January 27, 2023, the Company entered into a binding term sheet with the LGSA lenders (the “Term Sheet”) pursuant to which the parties agreed, subject to certain conditions, to make certain amendments to LGSA regarding amortization of LGSA principal and amending certain governance rights. On March 1, 2023, the Company entered into the Fifth Amendment. The Fifth Amendment eliminates mandatory amortization of the term loans under the LGSA through April 7, 2024, as long as the Company received aggregate net proceeds of at least $33.5 million from the issuance of equity or equity-linked securities by March 15, 2023 (such condition, the “Amortization Relief Condition”). The Company satisfied the Amortization Relief Condition on March 9, 2023. Additionally, the Fifth Amendment provides for an excess cash flow sweep, as defined, in place of scheduled principal payments,

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

which will automatically extend to the maturity of the Term Loans on December 1, 2024 in the event the Company repays at least $40.0 million of the Term Loan by April 1, 2024. As a condition of the Fifth Amendment becoming effective, the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,436,126 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,718,064 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. Both the Penny Warrants and the Dollar Warrants are subject to anti-dilution protection for any additional capital raising transaction by the Company of up to $5.0 million subsequent to the $33.5 million aggregate net proceeds associated with the Amortization Relief Condition. In connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement, dated as of March 1, 2023, pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the common stock issuable upon exercise of the warrants described above.

The Company determined that debt modification accounting applied in connection with the Fifth Amendment. Because the First Amendment and the Fifth Amendment occurred within a twelve-month period, the debt terms that existed just prior to the First Amendment were applied in determining the appropriateness of the debt modification accounting model. The allocated value of the Penny Warrants and Dollar Warrants, an aggregate $16.0 million, related to the Fifth Amendment were included with the unamortized discount on the LGSA, as amended, and are being amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 18.8%.

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

For the aggregate LGSA long-term debt for the three months ended March 31, 2023, the Company amortized $3.5 million of the capitalized debt issuance costs and debt discount to interest expense of $2.6 million in the consolidated statement of operations, and as of March 31, 2023, the Company capitalized interest in property, plant and equipment, net of $542,000 and capitalized interest in equity in net assets of investee of $452,000 in the consolidated balance sheet. Capitalized debt issuance costs and debt discount of $32.6 million and $21.1 million are recorded as a reduction of long-term debt as of March 31, 2023 and December 31, 2022, respectively, in the consolidated balance sheets.

Principal maturities of outstanding long-term debt as of March 31, 2023 are as follows (in thousands):

Year ending December 31:
2023	$—
2024	146,000
Total principal maturities	$146,000

NOTE 10 – STANDBY EQUITY PURCHASE AGREEMENT AND CONVERTIBLE PROMISSORY NOTE

Standby Equity Purchase Agreement

On June 2, 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville, subject to certain limitations and conditions, up to $50,000,000 of its shares of Common Stock, at the Company’s request any time during the commitment period

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50,000,000. In addition to the Company’s right to request Advances, subject to certain conditions precedent, the Company had the option to, but was not obligated to, effect a pre-advance loan with a principal amount of $15.0 million through the issuance and sale to Yorkville of a convertible promissory note (the “Promissory Note”). The Company elected to issue and sell the Promissory Note to Yorkville on June 2, 2022. Subject to the terms of the SEPA, the Company had the right to terminate the SEPA at any time, at no cost or penalty, upon five trading days’ prior written notice so long as there are no outstanding Advances, no outstanding balance on the Promissory Note and no other amounts owed to Yorkville. No termination of the SEPA affects the indemnification provisions contained within the SEPA, which provisions survive a termination. The SEPA was terminated on December 20, 2022. No Advances occurred while the SEPA was outstanding.

Yorkville Convertible Promissory Note

On June 2, 2022, the Company issued the Promissory Note to Yorkville, which was issued with a 2% original issue discount, for proceeds of $14.7 million.  The maturity date of the $15.0 Promissory Note was originally November 25, 2022 and the Company was required to pay the outstanding principal balance in five monthly $3.0 million payments commencing July 27, 2022.  Upon reasonable advance notice, the Company had the right to defer 50% of a monthly payment amount due on two such monthly payments to later dates to be mutually agreed by the Company and Yorkville.  In July 2022, $1.5 million of the $3.0 million July monthly payment amount was deferred until the October 2022 monthly payment due date.  In August 2022, $1.5 million of the $3.0 million August monthly payment amount was deferred until the November 2022 monthly payment due date.  The Promissory Note, which bore an interest rate of 4.0% and had an initial conversion price of $3.75 per share of Common Stock, may have been repaid with the proceeds of a sale of Common Stock to Yorkville or repaid in cash and, if repaid in cash, together with a cash payment premium originally of 6%, provided that if the Company’s Common Stock market price, as defined, was less than $2.25 per share, the cash payment premium would have been 4%.  In October and November 2022, the Company amended and restated the Promissory Note to, among other things, change the then-existing repayment schedule, change the cash payment premium to 12% and change the conversion price.  The Company determined that extinguishment of debt accounting applied to the October 2022 amendment and restatement because the change in the fair value of the embedded conversion feature was greater than 10% of the carrying value of the Promissory Note immediately prior to the modification.  The Company recorded a loss on debt extinguishment of $2.1 million.  This extinguishment loss was primarily related to the change in the fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the A&R Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification.  The Company determined that debt modification accounting applied to the November 2022 amendment and restatement.  The $20,000 change in the fair value of the embedded conversion feature was accounted for as a debt discount and amortized as an adjustment of interest expense over the remaining term of the Second A&R Promissory Note at an effective rate of 3.1%. No portion of the Second A&R Promissory Note was converted into shares of Common Stock and the Second A&R Promissory Note was paid in full on December 13, 2022.

Convertible Promissory Notes

In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended. The Convertible Notes, which contained usual and customary antidilution provisions, had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4%, which would have increased to 15% upon the occurrence of an event of default, as defined. The Convertible Notes were originally automatically convertible into shares of equity securities of the Company upon the closing of a Qualified Financing, as defined in the Convertible Notes as the issuance and sale of equity securities with an aggregate gross sales price of not less than $5.0 million, with certain sales of equity securities excluded, at a conversion price equal to the price per share paid by the investors purchasing such equity securities in such Qualified Financing. The Convertible Notes originally embodied an unconditional obligation to settle a fixed monetary amount with, upon a Qualified Financing, with a variable number of shares and was initially considered potentially share settled debt. On December 12, 2022, the Company entered into a private placement (see Note 14) which met the definition of a Qualified Financing and contemporaneously amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price. The Company determined that debt modification accounting applied in connection with the December 12, 2022 amendment to the Convertible Notes. There was no change to the effective interest rate as the result of this amendment. As a result of the private placement, the conversion price was $0.40 per share of Common Stock. The Convertible

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Notes are included in convertible promissory notes in the consolidated balance sheet as of December 31, 2022. On January 30, 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 14). In March 2023, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock. During the three months ended March 31, 2023 and 2022, the Company expensed $22,000 and $0, respectively, of contractual interest to interest expense in the consolidated statements of operations.

On January 30, 2023, the Company entered into a convertible promissory note (the “January Convertible Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.25 million. The January Convertible Note had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4%. The January Convertible Note was automatically convertible into Common Stock on the third business day following the Shareholder Approval Date (the “Conversion Date”) at a conversion price equal to the lowest price per share paid by investors purchasing equity securities in any sale of equity securities by the Company between the November 25, 2022 and the Conversion Date with an aggregate gross sales price of not less than $5 million, subject to certain exclusions set forth in the January Convertible Note. The conversion price was $0.40 per share of Common Stock upon issuance. In March 2023, the January Convertible Note and accrued but unpaid interest were converted into 3,134,932 shares of Common Stock. During the three months ended March 31, 2023 and 2022, the Company expensed $4,000 and $0, respectively, of contractual interest to interest expense in the consolidated statements of operations.

NOTE 11 – JOINT VENTURE

On May 13, 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) with a related party of the Company and (3) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf originally would contribute $156.0 million both in cash and in-kind and Talen originally would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $863,000 and $482,000 for the three months ended March 31, 2023 and 2022, respectively.

On August 27, 2022, the Members entered into an amended and restated Joint Venture agreement (“the “A&R Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes. The A&R Agreement amended the capital contribution schedule so that the Company’s scheduled infrastructure-related capital contributions were $17.1 million. The Company targeted a 25% ownership interest in Nautilus and therefore made $7.3 million of the scheduled $17.1 million capital contributions. The Company was not obligated to fund the balance of the $17.1 million scheduled infrastructure-related capital contributions. Accordingly, the Company’s ownership interest in the Joint Venture is 25% as of March 31, 2023.

On March 23, 2023, the Company entered into a second amended and restated limited liability company agreement for Nautilus

(the “Second A&R Nautilus Agreement”). Under the Second A&R Nautilus Agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Distributions are made periodically in accordance with each Member’s respective hash rate contributions after deducting primarily each Member’s share of power and operational costs. Pursuant to the terms of the Second A&R Nautilus Agreement, the Nautilus Cryptomine Facility initially requires 200 MW of electric capacity. Prior to May 13, 2024, the Company may elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50MW, funded solely by the Company.  If the Company makes such an election, the Talen Member may, within twelve months thereof, elect to expand the energy requirement of the Nautilus Cryptomine

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Facility by up to an additional 50 MW, funded solely by the Talen Member, for a total capacity of up to 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.

On March 19, 2021, TeraCub executed an agreement for the purchase of bitcoin miners from MinerVA Semiconductor Corp. (“MinerVa”) for a total of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “MinerVA Purchase Agreement”). Concurrently with the execution of the Joint Venture agreement, TeraWulf assigned the MinerVA Purchase Agreement to Nautilus. Prior to December 31, 2022, total payment of $40.5 million were made under the MinerVa Purchase Agreement. Production delays at MinerVA’s factory impacted the initial pricing and delivery schedule. Accordingly, Nautilus and MinerVA have deemed all payments made to date to apply to the initial approximate 9,000 miners shipped or to be shipped. As of the date at which these financial statements were available to be issued, Nautilus had not amended the MinerVA Purchase Agreement.

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

In December 2022, the Company entered into a Payment Netting Agreement with Nautilus, Talen and the related party FOA and CSA agreement counterparties whereby certain amounts were owed by Nautilus to each of the FOA and CSA counterparties, including for the termination of the FOA agreement. These amounts were offset to arrive at a net result whereby the Company owed the related party FOA counterparty (see Note 16) approximately $2.2 million. This amount is recorded in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s direct payments to MinerVA and Bitmain, among others, on behalf of Nautilus for the three months ended March 31, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows for the three months ended March 31, 2023 and 2022 follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Payment of TeraWulf 50% share of Bitmain deposits	$—	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	—	(11,402)
Direct investments in joint venture and payments made on plant and equipment contributed to joint venture	(1,467)	(7,670)
Investments in joint venture, including direct payments made on behalf of joint venture	$(1,467)	$(19,072)

Payment of Talen 50% share of Bitmain deposits	$—	$(11,402)
Other reimbursable payments	—	—
Reimbursable payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$—	$(11,402)

Talen reimbursement of 50% share of Bitmain deposits	$—	$11,402
Other reimbursable payments	—	—
Reimbursement of payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$—	$11,402

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2022 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment, Net	to Date	Entity	(1)	in Entity (2)
Nautilus	25.0%	$18,000	$131,452	$27,417	$122,035	$—	$122,035

(1)	The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member may be required to provide.
(2)	The maximum exposure at March 31, 2023 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

Due to the change in Member ownership percentage and governance rights under the A&R Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

basis in the Joint Venture. The condensed results of operations for the three months ended March 31, 2023 and 2022 and the condensed financial position as of March 31, 2023 and December 31, 2022 of Nautilus are summarized below (in thousands):

	Three Months Ended
	March 31,
	2023 (1)	2022
Condensed statement of operations information:
Revenue	$9,106	$—
Operating expense	12,137	1,576
Net loss	$(3,031)	$(1,576)

	March 31, 2023 (1)	December 31, 2022 (1)
Condensed balance sheet information:
Current assets	$18,049	$28,986
Noncurrent assets	250,068	154,552
Total assets	$268,117	$183,538

Current liabilities	$20,264	$12,864
Noncurrent liabilities	28,283
Equity	219,570	170,674
Total liabilities and equity	$268,117	$183,538

(1)	The condensed statement of operations information for the three months ended March 31, 2023 and the condensed balance sheet information as of March 31, 2023 and December 31, 2022 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 “Business Combinations,” have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.

In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company. If the Exchange Miners were not delivered by September 30, 2022, the Nautilus co-venturer would have been entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners. During the three months ended June 30, 2022, the Nautilus Miners were received and recorded at fair value to property, plant and equipment, net in the amount of $16.0 million with a corresponding recognition of an exchange miner liability of the same amount. The A&R Agreement removed the Company’s obligation to deliver the Exchange Miners to the Joint Venture. Accordingly, the Company derecognized the miner exchange liability and recorded a $16.8 million reduction in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022 and recorded a loss on nonmonetary miner exchange of $804,000.

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

In February and March 2023, the Company, as allowed under the A&R Agreement, transferred control of approximately 3,200 MinerVa miners from Nautilus to its Lake Mariner Facility, including certain miners that had yet to be shipped from MinerVa. Accordingly, the Company recorded the miners at an estimated fair value of $4.5 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $13.4 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2023 and recorded a loss of $8.9 million. This loss is recorded as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the three months ended March 31, 2023.

As contemplated in the A&R Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage.  During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million and $11.6 million, respectively.  Accordingly, as of March 31, 2023 and December 31, 2022, the Company increased the equity in net assets of investee balance by $36.7 million $11.6 million, respectively, and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

Bitmain Miner Purchase Agreements

On December 7, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 3,000 S19XP miners, with originally scheduled monthly deliveries of 500 miners each between July 2022 and December 2022 (the “Second Bitmain Purchase Agreement”) for a total purchase price of $32.6 million. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit have been applied to the Second Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Second Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments were due as of December 31, 2022.

On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit have been applied to the Third Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Third Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments were due as of December 31, 2022.

In September 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,400 S19XP miners and 2,700 S19 Pro miners, with originally scheduled monthly deliveries between October 2022 and January 2023 (the “September 2022 Bitmain Purchase Agreements”) for a total purchase price of $23.7 million. The purchase price will be satisfied through application of the balance of the Bitmain Credit. The Company considers the September 2022 Bitmain Purchase Agreements to be concluded as no further Bitmain miner deliveries or Company payments were due as of March 31, 2023.

In November 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19XP miners and 2,750 S19 Pro miners, with originally scheduled monthly deliveries between November 2022 and February 2023 (the “November 2022 Bitmain Purchase Agreements”) for a total purchase price of $24.9 million. The purchase price will be satisfied through application of the available account credits. The Company considers the November 2022 Bitmain Purchase Agreements to be concluded as no further Bitmain miner deliveries or Company payments were due as of March 31, 2023.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2022, the Company entered into a Future Sales and Purchase Agreement with Bitmain for the aggregate purchase of 14,000 S19 Pro miners, with originally scheduled monthly deliveries commencing December 2022 (the “December 2022 Bitmain Purchase Agreement”) for a total purchase price of $22.4 million. The purchase price will be satisfied through application of the available account credits. The Company considers the December 2022 Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments were due as of March 31, 2023.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and the Stock Price, as defined, on such date. The Conversion rate will not exceed 125 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. If any Convertible Preferred Stock is to be converted pursuant to a Holder’s optional conversion, the Company will have the option to settle such conversion in cash, as defined.

No dividends were paid during the three months ended March 31, 2023 and 2022.  Cumulative dividends of $1.0 million were accumulated and accreted to liquidation preference as of March 31, 2023.  As of March 31, 2023, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $10.6 million.  If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.1 million shares of Common Stock.

NOTE 14 – COMMON STOCK

On February 23, 2023 (the “Shareholder Approval Date”), the Company held a Special Meeting of Stockholders. Two proposals were approved. The results of the matters submitted to a stockholder vote at the Special Meeting were as follows: (1) the Company's stockholders adopted a charter amendment to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 200,000,000 to 400,000,000 and increase the number of authorized shares of the Company’s preferred stock, par value $0.001 per share, from 25,000,000 to 100,000,000 and (2) the Company’s stockholders adopted a charter amendment to remove the restriction on stockholder action by written consent.

Accordingly, TeraWulf’s Certificate of Incorporation as of March 31, 2023 provides for authorized shares of 500,000,000, divided into (a) 400,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of March 31, 2023.

In March 2022, the Company concluded a private placement of 271,447 of unregistered Common Stock for proceeds of $2.1 million to an entity controlled by a member of Company management (the “Subscriber”).  The Subscriber shall be entitled to customary registration rights as may be reasonably agreed between the Subscriber and the Company.

In April 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), pursuant to which the Company issued and sold to the Underwriter an aggregate of 2,985,966 shares of the Company’s Common Stock, par value $0.001 per share (the “April Shares”), for gross proceeds of approximately $20.6 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The issuance and sale of the April Shares by the Company under the Underwriting Agreement were made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 11, 2022.

In April 2022, the Company concluded a private placement of 634,517 of unregistered Common Stock for proceeds of $5.0 million to an entity controlled by a member of Company management and to certain other significant stockholders.

In April 2022, the Company entered into a sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced a similar agreement with B. Riley Securities, Inc. and D.A. Davidson & Co. (together, the “ATM Sales Agreements”). The Company is not obligated to sell any shares under the April ATM Sales Agreement. The Company will pay the ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the Shares by the Company under the ATM Sales Agreements are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the three months ended March 31, 2022, the Company sold pursuant to the ATM Sales Agreements 559,622 shares of Common Stock for net proceeds of $4.7 million. During the three months ended March 31, 2023, the Company did not sell any shares of Common Stock pursuant to the April ATM Sales Agreement. As of March 31, 2023, the remaining capacity of the April ATM Sales Agreement to offer and sell shares of Common Stock is $190.0 million.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to the Unit Subscription Agreements, the Company sold 7,481,747 units, each consisting of one share of the Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million based on an offering price equal to the trailing 10-day volume weighted price of $1.26 for each Common Share plus one warrant. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. In connection with the Unit Subscription Agreements, the Company and the October Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the October Purchasers with respect to the shares of Common Stock underlying the October Warrants. The Company allocated the proceeds between the Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. On January 30, 2023, certain of these investors agreed to amend the terms of their October Warrants such that their warrants would become exercisable only after the Shareholder Approval Date.

In December 2022, the Company entered into subscription agreements or unit subscription agreements with certain accredited and institutional investors in privately negotiated transactions (the “December Purchasers”) as part of a private placement (the “December Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to these agreements, the Company issued for an aggregate purchase price of $6.74 million (i) 16,850,000 shares of Common Stock at a purchase price of $0.40 per share of Common Stock and (ii) 11,250,000 warrants (the “December Warrants”) exercisable for 8,750,000 shares of Common Stock, at an exercise price equal to $0.40 per share of Common Stock. The December Warrants become exercisable on January 16, 2023 and expire on January 31, 2023. In connection with the issuance of the December Warrants, the Company and the December Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the December Purchasers with respect to the shares of Common Stock underlying the December Warrants. The Company allocated the proceeds between the Common Stock and the December Warrants based on the relative fair values of the financial instruments, with $5.4 million allocated to the Common Stock and $1.3 million allocated to the December Warrants. In January 2023, 50% of the December Warrants were exercised for proceeds of $1.8 million while the remaining 50% of the December Warrants expired. On January 30, 2023, the Company entered into additional subscription agreements with certain December Purchasers pursuant to which such December Purchasers purchased from the Company shares of Common Stock, at a purchase price of $0.40 per share of Common Stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.75 million (the “January Private Placement”). The January Private Placement effectively replaces 50% of the unexercised December Warrants at the same purchase price of $0.40 per share of Common Stock. The closing of the January Private Placement was subject to certain conditions, including the completion of a $30 million equity capital raise by the Company, which may be unilaterally waived by the December Purchasers, and the receipt of shareholder approval of an increase to issued and unauthorized shares of Common Stock (see Note 19). Pursuant to these Common Stock subscription agreements, the Company agreed to provide customary registration rights to the certain December Purchasers. These Common Stock subscription agreements contain customary representations, warranties, covenants and are subject to customary closing conditions and termination rights. The funds pursuant to the additional subscription agreements were received during the three months ended March 31, 2023 and the shares of Common Stock were issued in April 2023.

On January 30, 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investor entities controlled by members of Company management (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company 2,380,952 warrants, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $0.00001 per share of Common Stock (the “January 2023 Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of Common Stock of $1.05 for a total of 2,380,952 shares of Common Stock and (b) warrant agreements (the “Warrant Agreements”) with such Warrant Investors. The Warrant Agreements governed the terms and conditions of the January 2023 Warrants, which were exercisable beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred on the Shareholder Approval Date, and would have expired on December 31, 2023. The Warrant Investors are entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the Warrant Subscription Agreements. The January 2023 Warrants were exercised and 2,380,952 shares of Common Stock were issued in April 2023.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On January 30, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with an entity controlled by a member of management (the “Exchanging Shareholder”). Pursuant to the Exchange Agreement, the Exchanging Shareholder exchanged a total of 12,000,000 shares of Common Stock for 12,000,000 new warrants issued by the Company (the “New Exchange Warrants”) in a private exchange exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act. The reacquired shares of Common Stock were not retired. The New Exchange Warrants were exercisable at a strike price of $0.0001 per share beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred on the Shareholder Approval Date, and would have expired on December 31, 2023. The Exchanging Shareholder is entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the New Exchange Warrants. The Exchange Agreement contains customary representations, warranties, covenants and is subject to customary closing conditions and termination rights. The New Exchange Warrants were exercised and 12,000,000 shares of Common Stock were issued in April 2023.

In February 2023, the Company commenced an underwritten public offering of 36,764,706 shares of Common Stock at $0.68 per share (the “Offering”). JonesTrading Institutional Services LLC, as representative of the several underwriters (the “Underwriters”) and pursuant to an underwriting agreement (the “Underwriting Agreement”), acted as book-running manager for the Offering. The Underwriting Agreement includes customary representations, warranties and covenants by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, under the terms of the Underwriting Agreement, the Company agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the Underwriters may be required to make in respect of these liabilities. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day over-allotment option to purchase up to an additional 5,514,705 shares of its Common Stock, of which the Underwriters elected to purchase 4,000,000 of the over-allotment prior to the close of the Offering. The Offering closed on March 1, 2023 and the Company issued 40,764,706 shares of Common Stock and received net proceeds under the Offering of $26.6 million. The Common Stock was issued pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-262226), previously declared effective by the SEC on February 4, 2022, and the preliminary prospectus supplement relating to this offering, filed on February 1, 2023.

In February 2023, the Company entered into subscription agreements with certain accredited investors (the “February Common Stock Investors”), pursuant to which the February Common Stock Investors purchased 1,386,467 shares of Common Stock at a purchase price of $0.68 per share for net proceeds to the Company of $886,000. The purchase funds were received during the three months ended March 31, 2023 and the shares of Common Stock were issued in April 2023. The private placement transaction was exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.

During the three months ended March 31, 2023, 342,326 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $3,000. For the three months ended March 31, 2022, no such warrant exercises occurred.

No dividends were declared during the three months ended March 31, 2023 and 2022.

NOTE 15 – STOCK-BASED COMPENSATION

On May 13, 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. For the three months ended March 31, 2023 and 2022, stock-based compensation expense was $876,000 and $0, respectively.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the three months ended March 31, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	1,931,187	$2.87
Granted	4,920,000	$0.36
Vested	(20,232)	$1.73
Forfeited/canceled	—	$-
Unvested as of March 31, 2023	6,830,955	$1.07

RSUs granted as set out in the table above include RSUs representing 2,940,000 shares with vesting based on market conditions tied to the Company’s stock price achieving a stated price for 45 consecutive trading days. The requisite service period for grants, including derived service periods for RSUs with market conditions, is between one and three years. As of March 31, 2023, there was $5.1 million of unrecognized compensation cost related to unvested employee and Board of Directors members RSUs. The amount is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding Board of Directors members, during the three months ended March 31, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	82,645	$1.21
Granted	3,970,564	$0.54
Vested	(70,423)	$0.71
Forfeited/canceled	—	$-
Unvested as of March 31, 2023	3,982,786	$0.55

RSUs granted as set out in the table above include RSUs representing 960,000 shares with vesting based on market conditions tied to the Company’s stock price achieving a stated price for 45 consecutive trading days.  The requisite service period for grants, including derived service periods for RSUs with market conditions, is between one and three years.  As of March 31, 2023, there was $2.1 million of unrecognized compensation cost related to unvested non-employee, excluding Board of Director members, RSUs.  The amount is expected to be recognized over a weighted average period of 1.2 years.

NOTE 16 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. On

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 29, 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.46 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the three months ended March 31, 2023 and 2022, the Company paid Beowulf E&D $3.2 million and $1.5 million, respectively, under the Services Agreement. For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses– related party in the consolidated statement of operations includes $2.9 million and $1.1 million, respectively, and operating expenses – related party in the consolidated statement of operations includes $258,000 and $0, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of March 31, 2023, $705,000 is included in prepaid expenses, $4.1 million, including $2.2 million related to the Payment Netting Agreement, is included in amounts due to related parties and $1.5 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2022, $833,000 is included in prepaid expenses, $3.0 million, including $2.2 million related to the Payment Netting Agreement, is included in amounts due from related parties and $5.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

The Services Agreement also provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. However, no awards have been issued as of the date these consolidated financial statements were available for issuance. Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.  As of December 31, 2022, the Company considered it probable that the performance milestone of 100MW of mining load deployed by the mining facilities would be met.  As of March 31, 2023 and December 31, 2022, $14.9 million and $14.6 million, respectively, are included in share-based liabilities due to related party in the consolidated balance sheets.  Performance milestone expense of $312,000 and $0 is included in selling, general and administrative expenses – related party in the consolidated statements of operation for the three months ended March 31, 2023 and 2022, respectively.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2023, which is also the date these consolidated financial statements were available to be issued, and has determined that there were no subsequent events which require disclosure.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Consolidated Financial Statements. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements. See “Forward-Looking Statements.”

Recent Developments

As previously disclosed in a current report on Form 8-K filed with the SEC on March 17, 2023, on March 17, 2023, TeraWulf received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq, notifying the Company that, based upon the closing bid price of the Company’s Common Stock, for the last 30 consecutive business days, TeraWulf’s Common Stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5550(a)(2), initiating an automatic 180 calendar-day grace period for the Company to regain compliance. The notice had no immediate effect on the listing or trading of our Common Stock, and it continued to trade on the Nasdaq Capital Market under the symbol “WULF.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), TeraWulf had a period of 180 calendar days from the date of the notification, or until September 13, 2023, to regain compliance with the minimum bid price requirement. On April 24, 2023, the Staff notified TeraWulf that it had determined that for 10 consecutive business days, from April 10, 2023 to April 21, 2023, the closing bid price of the Company’s Common Stock had been at $1.00 per share or greater, and that as a result, TeraWulf had regained compliance with Nasdaq Listing Rule 5550(a)(2).

General

TeraWulf is a vertically-integrated owner and operator of environmentally clean bitcoin mining facilities in the United States. Founded and led by an experienced group of energy & power professionals, the Company is actively operating and constructing, consistent with its sustainable energy mandate, two bitcoin mining facilities, the Lake Mariner Facility and the Nautilus Cryptomine Facility, in the States of New York and Pennsylvania, respectively. TeraWulf will own and operate its bitcoin mining facility sites and expects to consume over 91% zero-carbon energy, with a target of achieving 100%. In connection with the planned buildout, TeraWulf entered into a power purchase agreement at the Nautilus Cryptomine Facility and will receive power at approximately 2.0 cents/kWh. Moreover, the Lake Mariner Facility is located a mere 40 miles from the Robert Moses Niagara Power Plant, an approximate 2,600MW hydroelectric generating facility, the largest generating facility in New York State, and one of the largest in the country, with 24/7 access to low-cost carbon-free electricity. With the Nautilus Cryptomine Facility power purchase agreement, and the strategic location of the Lake Mariner Facility addition, TeraWulf expects to achieve an average long-term cost of electricity of approximately 3.5 cents/kWh, competitively positioning the Company to be a leading, low-cost and zero-carbon bitcoin mining operator in the United States.

Lake Mariner Facility

Located at a site adjacent to the decommissioned coal-fired Somerset Generating Station in Barker, New York, the Lake Mariner Facility has secured an initial 90 MW of energy to support its bitcoin mining capacity through an agreement with NYPA with the potential to expand into an additional 410 MW of energy supply. TeraWulf began mining bitcoin at the Lake Mariner Facility in March 2022 with 10 MW of mining capacity located on the turbine deck of the former coal-fired power plant and energized its first dedicated mining building (“Building 1”), housing approximately 50 MW of mining capacity, during the third quarter of 2022. During the third quarter of 2022, and in conjunction with the Nautilus joint venture amendment discussed below, the Company expanded its self-mining capacity in Building 1 by transferring miners previously purchased for use at the Nautilus facility in order to accelerate revenue growth. Construction is largely complete at the Company’s second dedicated mining building (“Building 2”), which is also scheduled to house approximately 50MW of mining capacity and is targeted for completion in the second quarter of 2023.

Nautilus Cryptomine Facility

The Nautilus Cryptomine Facility is a joint venture between TeraWulf and Talen (the “Nautilus Joint Venture”). The Nautilus Cryptomine Facility, located in Salem Township, Luzerne County, Pennsylvania, is adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility has secured as its power supply zero-carbon nuclear energy received directly from a substation connected to the Susquehanna Station’s electrical generators over a five-year term with two successive three-year renewal options. The Nautilus Cryptomine Facility is located “behind the meter” and not connected to the electrical distribution grid, therefore avoiding transmission and distribution charges typically paid by other large power consumers. At the time of this Quarterly Report, the Nautilus Cryptomine Facility has access to up to 300 MW of bitcoin mining capacity from the Susquehanna Station and is expected to be the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy. TeraWulf began installation of miners at the Nautilus Cryptomine Facility in the fourth quarter of 2022, and began mining bitcoin in the first quarter of 2023. In August 2022, the Company and Talen amended their joint venture agreement thereby reducing TeraWulf’s stake in the facility to 25% and right-sizing TeraWulf’s miners and infrastructure to enable maximum utilization of 50 MW of power at approximately 2.0 cents/kWh for five years. In March 2023, the Company and Talen further amended their joint venture agreement (the “Second A&R Nautilus Agreement”). Under the Second A&R Nautilus Agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Distributions are made periodically in accordance with each Member’s respective hash rate contributions after deducting primarily each Member’s share of power and operational costs. Pursuant to the terms of the Second A&R Nautilus Agreement, the Nautilus Cryptomine Facility initially requires 200 MW of electric capacity. Prior to May 13, 2024, the Company may elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50MW, funded solely by the Company.  If the Company makes such an election, the Talen Member may, within twelve months thereof, elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to an additional 50 MW, funded solely by the Talen Member, for a total capacity of up to 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.

TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its bitcoin mining facility sites. Incremental proceeds may be generated through the hedging of mined bitcoin and the commercial optimization of TeraWulf’s flexible load. The Company will also leverage its available digital infrastructure to provide miner hosting services to third parties whereby the Company targets holding an option to purchase the hosted miners in the future.

We believe TeraWulf is an important and low-cost player in the bitcoin network due to our vertical integration, ramp of large-scale operations, market-leading zero-carbon power supply arrangements and a seasoned, dedicated senior management team.

The Business Combination

TeraWulf completed its business combination with IKONICS Corporation (“IKONICS”) on December 13, 2021 (the “Closing Date”) pursuant to which, among other things, TeraCub Inc. (“TeraCub,” formerly known as TeraWulf Inc.) would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of TeraWulf, (ii) one contingent value right (“CVR”) pursuant to a CVR Agreement, and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock issued and outstanding immediately prior to the Closing Date was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. As of March 31, 2023, the CVR liability included in the Company’s consolidated balance sheet is $7.0 million. During the year ended December 31, 2022, the Company completed sales of all IKONICS net assets held for sale for net proceeds of $13.3 million, of which $7.0 million remained in escrow under provisions of an asset purchase agreement as of December 31, 2022. In February 2023, all escrowed funds were released to the Company. Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”) and the entity has no remaining operations or employees.

Upon the consummation of the business combination, RM 101 common stock ceased trading on the Nasdaq and TeraWulf Common Stock began trading on the Nasdaq on December 14, 2021 under the ticker symbol “WULF.”

COVID-19

Although the World Health Organization declared on May 5, 2023 that it no longer considers COVID-19 a global health emergency, the Company may from time to time experience disruptions to its business operations resulting from continued COVID-19-related supply interruptions, including miner delivery interruptions. The Company may also experience COVID-19-related delays in construction and obtaining necessary equipment in a timely fashion. To date, the Company has experienced certain, but minimal, delays due to COVID-19 among its suppliers and contractors.

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

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the three months ended March 31, 2023 and 2022 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the RM 101 business as discontinued operations for the three months ended March 31, 2023 and 2022.

Revenue and Cost of Revenue

The following table presents revenue and cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue	$11,533	$217
Cost of revenue (exclusive of depreciation)	$5,002	$32

For the three months ended March 31, 2023 and 2022, revenue was $11.5 million and $217,000, respectively, an increase of $11.3 million. The increase was due primarily to the increase in mining capacity due to infrastructure constructed and placed in service between the three months ended March 31, 2023 and 2022 and additionally to the commencement of miner hosting arrangements at the Lake Mariner Facility subsequent to the three months ended March 31, 2022. During the three months ended March 31, 2023, revenue from mining was $9.2 million and revenue from hosting was $2.3 million.

For the three months ended March 31, 2023 and 2022, cost of revenue (exclusive of depreciation) was $5.0 million and $32,000, respectively, an increase of approximately $5.0 million. The increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between the three months ended March 31, 2023 and 2022 and additionally to the commencement of miner hosting arrangements at the Lake Mariner Facility subsequent to the three months ended March 31, 2022. Cost of revenues is comprised primarily of power expense and, to a lesser degree, the cost of services provided under our miner hosting agreements. The Company records payments received for demand response programs as a reduction in cost of revenue; the amount of aggregate payments received were not significant during the three months ended March 31, 2023 and 2022. The Company is expanding its enrollment in such available programs.

Costs and Expenses

The following table presents operating expenses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating expenses	$308	$480
Operating expenses - related party	597	62
	$905	$542

For the three months ended March 31, 2023 and 2022, operating expenses (including related party expenses) was $905,000 and $542,000, respectively, a net increase of $363,000. Operating expenses decreased due to lower equipment lease expense. Operating expenses – related party increased due increased staffing at the Lake Mariner Facility related to infrastructure constructed and placed in service between the three months ended March 31, 2023 and 2022 and additionally to an increase in ground lease costs.

The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Selling, general and administrative expenses	$6,492	$5,985
Selling, general and administrative expenses - related party	2,898	2,816
	$9,390	$8,801

For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses (including related party expenses) was $9.4 million and $8.8 million, respectively, a net increase of $0.6 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increase was primarily due to stock-based compensation of $876,000 for the three months ended March 31, 2023 as compared to $0 for the three months ended March 31, 2022. The Company has undertaken cost reduction initiatives targeted at reducing its overall operating expense that is expected to benefit its operating profitability going forward.

Depreciation for the three months ended March 31, 2023 and 2022 was $5.4 million and $4,000, respectively. The increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between the three months ended March 31, 2023 and 2022.

Impairment of digital currency for the three months ended March 31, 2023 and 2022 was $627,000 and $5,000, respectively. Impairment of digital currency represents the decline in bitcoin prices during the Company’s holding period of its bitcoin. Bitcoin impairment is not reversed during its holding period but instead a gain, if any, is recognized upon its liquidation. Realized gain on sale of digital currency, representing such gains on bitcoin liquidation, for the three months ended March 31, 2023 and 2022 was $603,000 and $0, respectively. In each case, the increase was due to increased bitcoins both earned and sold due to the increase in mining capacity between the three months ended March 31, 2023 and 2022.

Interest expense for the three months ended March 31, 2023 and 2022 was $6.8 million and $5.3 million, an increase of $1.5 million. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $146.0 million during the three months ended March 31, 2023 as compared to $123.5 million during the three months ended March 31, 2022. The increase in interest expense is primarily due to an increase of approximately $600,000 of interest related to the stated interest rate on the term loan financing and to an increase of approximately $1.5 million of amortization of debt issuance costs and debt discount related to the term loan financing, offset by an increase in interest capitalized to property, plant and equipment, net in the consolidated balance sheets of approximately $300,000 and an increase in interest capitalized to equity in net assts of investee in the consolidated balance sheets of approximately $400,000, in each case for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The Company’s term loan financing has a maturity date of December 31, 2024.

Income tax (expense) benefit was $0 for the three months ended March 31, 2023 and 2022. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of March 31 2023 and 2022.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax for the three months ended March 31, 2023 and 2022 was $10.2 million and $788,000, respectively. For the three months ended March 31, 2023 , the amount includes an impairment loss of $8.9 million on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution. In each case, the remaining amounts represent TeraWulf’s proportional share of losses of Nautilus, which commenced principal operations in February 2023.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax for the three months ended March 31, 2023 and 2022 was $35,000 and $2.9 million, respectively. For the three months ended March 31, 2022, the loss from discontinued operations, net of tax reported is comprised primarily of an impairment loss on discontinued operations of 3.9 million to write down the related carrying amounts of RM 101 to their fair values less estimated cost to sell, offset by a remeasurement gain of $1.4 million on the CVRs, which represents the contingent consideration purchase price component of the RM 101 acquisition. For the three months ended March 31, 2023, all assets of RM 101 had been sold prior to the start of the period and RM 101 had no operations or employees.

Liquidity and Capital Resources

As of March 31, 2023, the Company had balances of cash and cash equivalents and restricted cash of $17.0 million, a working capital deficiency of $33.9 million, total stockholders’ equity of $146.3 million and an accumulated deficit of $212.7 million. The Company incurred a net loss attributable to common stockholders of $26.5 million for the three months ended March 31, 2023. The Company has commenced mining activities at the Lake Mariner Facility and at the Nautilus Cryptomine Facility, however not yet to the scale required to support its principal operations. The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. The principal uses of cash are for the buildout of mining facilities, debt service and general corporate activities and, to a lesser extent, investments in Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash provided by (used in):
Operating activities:
Continuing operations	$(8,623)	$(15,202)
Discontinued operations	(90)	(50)
Total operating activities	(8,713)	(15,252)
Investing activities	(16,170)	(46,817)
Financing activities	33,546	19,200
Net change in cash and cash equivalents and restricted cash	$8,663	$(42,869)

Certain amounts in the unaudited interim consolidated statement of cash flows for the three months ended March 31, 2022 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the three months ended March 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash used in operating activities for continuing operations was $8.6 million and $15.2 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, cash used in operations results from a net loss of $26.3 million less non-cash expenses, net of $20.7 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $9.9 million. The non-cash expenses were primarily comprised of (i) $35,000 of loss from discontinued operations, net of tax related to Rm 101’s business, the assets of which were substantially sold as of December 31, 2022, (ii) $10.2 million related to the Company’s equity in net loss, net of tax of Nautilus, (iii) $3.5 million related to amortization of debt issuance cost and accretion of debt discount, (iv) impairment of digital currency and realized gain on sale of digital currency of $24,000 on a net basis, (v) stock-based compensation of $876,000, (vi) depreciation of $5.4 million, (vii) common stock issued for interest expense of $26,000, (viii) amortization of right-of-use asset of $250,000 and (ix) related party expense to be settled with respect to common stock of $313,000. The changes in certain assets and liabilities were primarily comprised of a net increase in current liabilities (which includes accounts payable, other accrued liabilities and other amounts due to related parties) of $3.5 million, a net increase in current assets (which includes prepaid expenses, amounts due from related parties and other current assets) of $476,000 and an increase in other assets of $83,000.

Cash used in investing activities for continuing operations was $16.2 million and $46.8 for the three months ended March 31, 2023 and 2022, respectively. The Company invested $2.3 million and $19.1 million, on a net basis, in its joint venture and $10.0 million and $27.7 million in the buildout of its mining facilities at the Lake Mariner Facility for the three months ended March 31, 2023 and 2022, respectively. Additionally, during the three months ended March 31, 2023, the Company make payments related to the CVRs of $3.9 million.

Cash provided by financing activities for continuing operations was $33.5 million and $19.2 for the three months ended March 31, 2023 and 2022, respectively. Proceeds from Common Stock issued or to be issued, net of issuance costs, were $31.0 million and $6.8 million for the three months ended March 31, 2023 and 2022, respectively. The Company made principal payments in excess of proceeds from insurance premium financings of $1.2 million for the three months ended March 31, 2023 while the Company received proceeds from insurance premium financings in excess of payments thereon of $3.1 million for the three months ended March 31, 2022. In addition, for the three months ended March 31, 2023, the Company received proceeds from warrant issuances of $2.5 million and proceeds from issuance of a convertible promissory note of $1.3 million. For the three months ended March 31, 2022, the Company issued shares of Series A Preferred stock for proceeds, net of issuance costs, of $9.3 million.

Contractual Obligations and Other Commitments

The Company is counterparty to six miner purchase agreements with Bitmain Technologies Limited. The Company has satisfied all contractual financial commitments under these contracts as of March 31, 2023.

The Company is counterparty to an amended and restated Talen joint venture agreement dated August 27, 2022. Under this joint venture agreement, the Company has invested $149.5 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. The Company does not expect any additional material capital contributions to be required.

Financial Condition

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has commenced mining activities at both the Laker Mariner Facility and the Nautilus Cryptomine Facility, however not yet to the scale required to support its principal operations.  The Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. Until TeraWulf is able to generate positive cash flows from operations, TeraWulf expects to fund its business operations and infrastructure buildout primarily through cash on the balance sheet, sales of mined bitcoin or through the provision of miner hosting services and, if needed, the issuance of equity securities.

During the three months ended March 31, 2023, the Company accomplished several notable steps toward achieving near term positive cash flows from operations, namely:  (1) the Company amended its long-term debt agreement to, among other changes, remove the fixed principal amortization through April 7, 2024 and, potentially, beyond, (2) through the issuance of Common Stock, Common Stock warrants and convertible promissory notes, the Company received net proceeds of approximately $34.7 million as previously disclosed, which along with cash flow from operations, is expected to be substantially sufficient to satisfy the Company’s final capital expenditure requirements, other obligations and operating expenses in the months prior to achieving a free cash flow positive enterprise (3) mining activities commenced at the Nautilus Cryptomine Facility and the Company deems that it has funded all known and expected capital commitments at that facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements, (5) the received miners are sufficient to fully utilize mining capacity both in service and under construction at the Lake Mariner Facility and the Nautilus Cryptomine Facility and (6) the remaining construction activities at the Lake Mariner Facility and the Nautilus Cryptomine Facility are currently ongoing and expected to be completed in the second quarter of 2023.  Additionally, if a business need requires its use, the Company has an active At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”).  The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226).  The Company has determined that it is probable that these actions and conditions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a summary of the Company’s significant accounting policies.

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

In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate a bitcoin mining facility in Pennsylvania. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments.  During the three months ended March 31, 2023, the Company reduced its ownership interest in Nautilus to 25.0%.

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

Data Center Hosting

The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in cryptocurrency. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $2.3 million and $0 during the three months ended March 31, 2023 and 2022, respectively.

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

Sales of cryptocurrencies by the Company and cryptocurrencies awarded to the Company, including as compensation for data center hosting services, are included within cash flows from operating activities on the consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the first in first out (“FIFO”) method of accounting.

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

In March 2023, the Company entered into the Fifth Amendment to the LGSA, which included the issuance of warrants to purchase 27,436,126 shares of Common Stock at $0.01 per share and 13,718,064 shares of Common Stock at $1.00 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $1.6 million change in the recorded value of the borrowing under the Third Amendment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

None.

ITEM 5. Other Information.

None.

PART IV

ITEM 6.	Exhibits, Financial Statement Schedules
Exhibit Number	Description

(3.1)

Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of December 13, 2021 (incorporated by reference to Exhibit 3.1 of TeraWulf’s Current Report on Form 8-K12B filed with the SEC on December 13, 2021).

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

(3.4)

Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of TeraWulf Inc.’s Current Report on Form 8-K12B filed with the SEC on December 13, 2021).

(4.1)

Warrant Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

(4.2)

Registration Rights Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2023).

(10.1)†

Fifth Amendment to Loan, Guaranty and Security Agreement, dated as of March 1, 2023, by and among TeraWulf Inc., certain subsidiaries thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 3, 2023).†

(10.2)	Foundry USA Pool Service Agreement, dated as of August 27, 2020 (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2023).

(10.3)†

Digital Asset Custodial Agreement, by and between NYDIG Trust Company LLC and Lake Mariner Data LLC, dated as of March 10, 2022 (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Amendment No. 3 to the Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.4)†

Digital Asset Execution Agreement, by and between NYDIG Execution LLC and Lake Mariner Data LLC, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Amendment No. 3 to the Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.5)†

Amended and Restated Limited Liability Company Agreement of Nautilus Cryptomine LLC, effective as of August 27, 2022 (incorporated by reference to Exhibit 10.4 of TeraWulf Inc.’s Amendment No. 3 to the Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.6)†

Second Amended and Restated Limited Liability Company Agreement of Nautilus Cryptomine LLC, effective as of February 1, 2023 (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on March 24, 2023).†

**31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit Number	Description

**31.2

Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

***32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

***32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

**99.1	Financial Statements for the year ended December 31, 2022 of Nautilus Cryptomine LLC

**101

Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

**104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
( )	Exhibits previously filed in the Company’s SEC filings as specifically noted.

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

TERAWULF INC. (Registrant)

May 15, 2023	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)