Form 10-Q
period 2023-06-30
TERAWULF INC.
filed 2023-08-14
CIK 1083301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 221,132,914 shares of Common Stock outstanding as of August 11, 2023.

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

PART I: FINANCIAL INFORMATION
ITEM 1.Financial Statements

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

(In thousands, except number of shares and par value)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,241	$1,279
Restricted cash	—	7,044
Digital currency, net	708	183
Prepaid expenses	3,472	5,095
Other current assets	1,938	543
Total current assets	14,359	14,144
Equity in net assets of investee	111,446	98,741
Property, plant and equipment, net	161,776	191,521
Right-of-use asset	11,443	11,944
Other assets	798	1,337
TOTAL ASSETS	$299,822	$317,687

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,303	$21,862
Accrued construction liabilities	95	2,903
Other accrued liabilities	7,883	14,963
Share based liabilities due to related party	15,000	14,583
Other amounts due to related parties	3,172	3,295
Contingent value rights	1,302	10,900
Current portion of operating lease liability	45	42
Insurance premium financing payable	352	2,117
Convertible promissory notes	—	3,416
Current portion of long-term debt	36,532	51,938
Total current liabilities	81,684	126,019
Operating lease liability, net of current portion	924	947
Long-term debt	82,396	72,967
TOTAL LIABILITIES	165,004	199,933

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 and 25,000,000 authorized at June 30, 2023 and December 31, 2022, respectively; 9,566 issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $10,873 and $10,349 at June 30, 2023 and December 31, 2022, respectively	9,273	9,273
Common stock, $0.001 par value, 400,000,000 and 200,000,000 authorized at June 30, 2023 and December 31, 2022, respectively; 216,055,887 and 145,492,971 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	216	145
Additional paid-in capital	355,600	294,810
Accumulated deficit	(230,271)	(186,474)
Total stockholders' equity	134,818	117,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,822	$317,687

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$15,456	$1,385	$26,989	$1,602
Cost of revenue (exclusive of depreciation shown below)	5,113	591	10,115	623
Gross profit	10,343	794	16,874	979

Cost of operations:
Operating expenses	468	948	776	1,428
Operating expenses – related party	639	147	1,236	209
Selling, general and administrative expenses	5,878	4,334	12,370	10,319
Selling, general and administrative expenses – related party	2,676	2,423	5,574	5,239
Depreciation	6,428	200	11,861	204
Realized gain on sale of digital currency	(583)	—	(1,186)	—
Impairment of digital currency	682	558	1,309	563
Total cost of operations	16,188	8,610	31,940	17,962

Operating loss	(5,845)	(7,816)	(15,066)	(16,983)
Interest expense	(8,450)	(4,139)	(15,284)	(9,461)
Other income	54	—	54	—
Loss before income tax and equity in net loss of investee	(14,241)	(11,955)	(30,296)	(26,444)
Income tax (expense) benefit	—	—	—	—
Equity in net loss of investee, net of tax	(3,296)	(1,084)	(13,463)	(1,872)
Loss from continuing operations	(17,537)	(13,039)	(43,759)	(28,316)
Loss from discontinued operations, net of tax	(3)	(630)	(38)	(3,536)
Net loss	(17,540)	(13,669)	(43,797)	(31,852)
Preferred stock dividends	(265)	(239)	(524)	(284)
Net loss attributable to common stockholders	$(17,805)	$(13,908)	$(44,321)	$(32,136)

Loss per common share:
Continuing operations	$(0.08)	$(0.13)	$(0.24)	$(0.28)
Discontinued operations	-	(0.01)	-	(0.03)
Basic and diluted	$(0.08)	$(0.14)	$(0.24)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	210,421,237	104,119,328	187,843,663	102,131,393

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except number of shares; unaudited)

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated
	Number	Amount	Number	Amount	Capital	be Issued	Deficit	Total
Balances as of March 31, 2023	9,566	$9,273	186,268,682	$186	$345,195	$4,390	$(212,731)	$146,313
Warrant exercise	-	-	25,647,821	26	3,487	-	-	3,513
Common stock offering, net of issuance costs	-	-	3,048,196	3	6,036	-	-	6,039
Common stock to be issued, net of issuance costs	-	-	-	-	-	(4,390)	-	(4,390)
Stock-based compensation expense and issuance of stock	-	-	1,591,682	1	1,734	-	-	1,735
Tax withholdings related to net share settlements of stock-based compensation awards	-	-	(500,494)	-	(852)	-	-	(852)
Net loss	-	-	-	-	-	-	(17,540)	(17,540)
Balances as of June 30, 2023	9,566	$9,273	216,055,887	$216	$355,600	$-	$(230,271)	$134,818

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated
	Number	Amount	Number	Amount	Capital	be Issued	Deficit	Total

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$—	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	—	16,036
Warrant offerings	—	—	—	—	14,991	—	—	14,991
Warrant exercise	—	—	25,647,821	26	3,487	—	—	3,513
Common stock offering, net of issuance costs	—	—	43,812,902	44	32,304	—	—	32,348
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	—	4,705
Stock-based compensation expense and issuance of stock	—	—	1,839,731	1	2,610	—	—	2,611
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(500,494)	—	(852)	—	—	(852)
Net loss	—	—	—	—	—	—	(43,797)	(43,797)
Balances as of June 30, 2023	9,566	$9,273	216,055,887	$216	$355,600	$—	$(230,271)	$134,818

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated
	Number	Amount	Number	Amount	Capital	be Issued	Deficit	Total
Balances as of March 31, 2022	9,566	$9,273	100,790,239	$101	$225,545	$—	$(113,911)	$121,008
Common stock offering, net of issuance costs	—	—	4,178,960	4	27,147	—	—	27,151
Stock-based compensation expense	—	—	—	—	482	—	—	482
Preferred stock dividends	—	284	—	—	—	—	(239)	45
Net loss	—	—	—	—	—	—	(13,669)	(13,669)
Balances as of June 30, 2022	9,566	$9,557	104,969,199	$105	$253,174	$—	$(127,819)	$135,017

					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock to	Accumulated
	Number	Amount	Number	Amount	Capital	be Issued	Deficit	Total

Balances as of December 31, 2021	—	$—	99,976,253	$100	$218,762	$—	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	9,566	9,273	—	—	—	—		9,273
Common stock offering, net of issuance costs	—	—	4,992,946	5	33,930	—	—	33,935
Stock-based compensation expense	—	—	—	—	482	—	—	482
Preferred stock dividends	—	284	—	—	—	—	(284)	—
Net loss	—	—	—	—	—	—	(31,852)	(31,852)
Balances as of June 30, 2022	9,566	$9,557	104,969,199	$105	$253,174	$—	$(127,819)	$135,017

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands; unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,797)	$(31,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	8,307	4,435
Related party expense to be settled with respect to common stock	417	—
Common stock issued for interest expense	26	—
Stock-based compensation expense	2,610	482
Depreciation	11,861	204
Amortization of right-of-use asset	501	41
Increase in digital currency from mining and hosting services	(24,206)	(1,214)
Impairment of digital currency	1,309	563
Realized gain on sale of digital currency	(1,186)	—
Proceeds from sale of digital currency	28,501	—
Equity in net loss of investee, net of tax	13,463	1,872
Loss from discontinued operations, net of tax	38	3,536
Changes in operating assets and liabilities:	—	—
Decrease (increase) in prepaid expenses	1,623	(2,864)
Decrease in amounts due from related parties	—	815
Increase in other current assets	(1,347)	(344)
Decrease (increase) in other assets	28	(951)
Decrease in accounts payable	(3,812)	(398)
(Decrease) increase in other accrued liabilities	(2,330)	1,876
(Decrease) increase in other amounts due to related parties	(1,290)	351
Decrease in operating lease liability	(20)	(42)
Net cash used in operating activities from continuing operations	(9,304)	(23,490)
Net cash provided by (used in) operating activities from discontinued operations	294	(45)
Net cash used in operating activities	(9,010)	(23,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(2,845)	(36,367)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	(11,622)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	11,540
Purchase of and deposits on plant and equipment	(15,990)	(45,469)
Payment of contingent value rights liability	(9,598)	—
Net cash used in investing activities	(28,433)	(81,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from insurance premium and property, plant and equipment financing	790	4,706
Principal payments on insurance premium and property, plant and equipment financing	(2,450)	(3,127)
Proceeds from issuance of common stock, net of issuance costs paid of $1,051 and $142	36,123	34,075
Proceeds from warrant issuances	2,500	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(852)	—
Proceeds from issuance of preferred stock	—	9,566
Proceeds from issuance of convertible promissory note	1,250	14,700
Net cash provided by financing activities	37,361	59,920

Net change in cash and cash equivalents and restricted cash	(82)	(45,533)
Cash and cash equivalents and restricted cash at beginning of period	8,323	46,455
Cash and cash equivalents and restricted cash at end of period	$8,241	$922

Cash paid during the period for:
Interest	$11,252	$4,946
Income taxes	$—	$—

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

TeraWulf’s two bitcoin mining facilities are in New York (the “Lake Mariner Facility”) and Pennsylvania (the “Nautilus Cryptomine Facility”). Mining operations commenced at the Lake Mariner Facility in March 2022 and the Company has energized buildings one and two as of June 30, 2023. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and achieved full energization of the Company’s allotted infrastructure capacity in April 2023. The Lake Mariner Facility is wholly-owned.

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

Risks and Uncertainties

Liquidity and Financial Condition

The Company incurred a net loss attributable to common stockholders of $44.3 million and negative cash flows from continuing operations of $9.3 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had balances of cash and cash equivalents and restricted cash of $8.2 million, a working capital deficiency of $67.3 million, total stockholders’ equity of $134.8 million and an accumulated deficit of $230.3 million. The Company has commenced mining activities at both the Lake Mariner Facility and at the Nautilus Cryptomine Facility and achieved 5.5 EH/s of operating capacity in June 2023, which the Company expects to result in positive cash flows from operations subsequently. To date, the Company relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations.

In accordance with development of its bitcoin mining facilities, during the six months ended June 30, 2023, the Company invested approximately $16.0 million for purchases of and deposits on plant and equipment. Also, during the six months ended June 30, 2023, the Company invested $2.8 million, net in its joint venture (see Note 11). As of June 30, 2023, the Company has placed in service buildings one and two at the Lake Mariner Facility and commenced mining operations at the Nautilus Cryptomine Facility. TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of mined bitcoin or through the provision of miner hosting services, cash on the balance sheet and the issuance of equity securities.

During the six months ended June 30, 2023, the Company accomplished several notable steps to achieve expected positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement (see Note 9) to, among other changes, remove the

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

fixed principal amortization through April 7, 2024 and, potentially, beyond, (2) through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), Common Stock warrants and convertible promissory notes (see Notes 13 and 14), the Company received net proceeds of $36.1 million, which along with cash flows from operations, is expected to be sufficient to fund the Company’s operating expenses in the months prior to achieving a free cash flow positive enterprise (3) mining activities commenced at the Nautilus Cryptomine Facility and the Company deems that it has funded all known and expected capital commitments at that facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12) for the existing facilities at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the received miners are sufficient to fully utilize mining capacity in service at the Lake Mariner Facility and the Nautilus Cryptomine Facility and (6) the construction activities at the Lake Mariner Facility and the Nautilus Cryptomine Facility are substantially complete as of June 30, 2023, although the Company intends to continue its infrastructure buildout at the Lake Mariner Facility (see Note 17). Additionally, if a business need requires its use, the Company has an active At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that these actions and conditions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

Certain amounts in the unaudited interim consolidated statement of cash flows for the six months ended June 30, 2022 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the six months ended June 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The misstatements related solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective interim unaudited consolidated statements of cash flows.

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

Supplemental Cash Flow Information

The following table shows supplemental cash flow information (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Supplemental disclosure of non-cash activities:
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$35,792	$—
Deferred financing costs in accounts payable or other accrued liabilities	$—	$1,351
Common stock issuance costs in accounts payable	$250	$140
Preferred stock issuance costs in other accrued liabilities or accounts payable	$—	$293
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$3,590	$7,625
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$452	$1,298
Convertible promissory notes converted to common stock	$4,666	$—
Increase to preferred stock liquidation preference from accumulating dividends	$—	$284
Convertible promissory note deferred issuance costs in accounts payable	$—	$104
Common stock warrants issued for discount on long-term debt	$16,036	$—
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$6,867	$—
Decrease to investment in joint venture due to bitcoin received as distribution from investee	$4,943	$—
Common stock reacquired in exchange for warrants	$12,479	$—

Cash and Cash Equivalents

Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. The Company currently maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of June 30, 2023, the Company’s bank balances exceeded the FDIC insurance limit in an amount of approximately $1.8 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $8.2 million and $8.3 million, including restricted cash, respectively.

On March 12, 2023, Signature Bank (“SBNY”) was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the FDIC was appointed as receiver and transferred all customer deposits and substantially all of

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the assets of SBNY to Signature Bridge Bank, N.A., a full-service bank that is being operated by the FDIC. The FDIC, the U.S. Treasury, and the Federal Reserve jointly announced that all depositors of SBNY would be made whole, regardless of deposit insurance limits. The Company automatically became a customer of Signature Bridge Bank, N.A. as part of this action. Normal banking activities resumed on Monday, March 13, 2023. On March 29, 2023, the Company was advised by the FDIC that the Company’s bank accounts would be closed on April 5, 2023 and any remaining funds as of that date would be distributed to the Company by check. All funds were transferred out of Signature Bridge Bank, N.A. by April 5, 2023.

Restricted Cash

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The Company had no restricted cash as of June 30, 2023. The restricted cash included in the consolidated balance sheet as of December 31, 2022 is restricted as to use primarily due to being held in escrow in accordance with an asset purchase agreement governing the sale of certain RM 101 assets (see Note 3).

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$8,241	$1,279
Restricted cash	—	7,044
Cash and cash equivalents and restricted cash	$8,241	$8,323

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for mining equipment). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment, net includes deposits, amounting to approximately $0.9 million and $57.6 million as of June 30, 2023 and December 31, 2022, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of June 30, 2023 and December 31, 2022, the Company is not a counterparty to any finance leases.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Mining Pool

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

There is no significant financing component in these transactions. Consideration payable to the customer in the form of a pool operator fee is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Data Center Hosting

The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in cryptocurrency. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $1.7 million and $4.0 million during the three and six months ended June 30, 2023, respectively, and $388,000 during each of the three and six months ended June 30, 2022.

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

Cost of Revenue

Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity but excludes depreciation which is separately presented.  Cost of revenue for data center hosting is comprised primarily of direct costs of electricity, labor and internet provision.

Stock-based Compensation

The Company periodically issues restricted stock units to employees and non-employees in non-capital raising transactions for services. In accordance with the authoritative guidance for share-based payments FASB ASC 718 “Compensation – Stock Compensation,” the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For restricted stock units (“RSUs”) with time-based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions, the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. The Company has not issued stock options. Expense for RSUs and stock options is recognized on a straight-line basis over the employee’s or non-employee’s service period, including the derived service period for RSUs with market conditions. Stock-based compensation for RSUs with market conditions is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for RSUs with market conditions is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.

Power Curtailment Credits

Payments received for participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations. The Company recorded power curtailment credits of approximately $589,000 and $719,000 during the three and six months ended June 30, 2023, respectively, and $0 during each of the three and six months ended June 30, 2022.

Other Income

Other income consists primarily of interest income on bank deposits and, for each of the three and six months ended June 30, 2023, $39,000 related to a disgorgement of short-swing profits arising from trades by a non-management insider under Section 16(b) of the Securities and Exchange Act of 1934.

Loss per Share

The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of June 30, 2023 include convertible preferred stock, common stock warrants and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2022 include convertible preferred stock, convertible promissory notes,

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

common stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of June 30, 2023, the Company would issue approximately 1.1 million shares of Common Stock. As of June 30, 2023, Common Stock warrants outstanding were 50,730,826 with a weighted average strike price of $0.56 and total RSUs outstanding were 9,368,477.

Concentrations

The Company or its joint venture have contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk.  Revenue from one data center hosting customer represents 11.2% and 13.8% of consolidated revenue for the three and six months ended June 30, 2023, respectively.  Revenue from one data center hosting customer represents 28.0% and 24.2% of consolidated revenue for the three and six months ended June 30, 2022, respectively.  The Company expects to operate bitcoin mining facilities. While the Company may choose to mine other cryptocurrencies in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

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

In August 2022, RM 101 sold a certain property, including a warehouse, to a third party for $6.7 million gross with net sale proceeds of $6.2 million. The Definitive Agreement governing the sale included certain indemnifications which were subject to an $850,000 limitation and which expired in August 2023.

In August 2022, RM 101 sold (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $7.7 million gross, including net working capital, with net sale proceeds of $7.0 million. The Asset Purchase Agreement (the “APA”) governing the sale was structured as an asset sale. The APA included certain indemnifications which were subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all the remaining purchase price was placed into escrow upon consummation of the transaction pending the completion of certain remaining environmental testing and remediation resulting therefrom, if any. At December 31, 2022, proceeds from this sale were included in restricted cash in the consolidated balance sheet. In February 2023, all escrowed funds were released to the Company.

In accordance with the CVR Agreement, as of June 30, 2023, the Company has made aggregate distributions of $9.6 million of proceeds to the CVR Holders. As of June 30, 2023, all RM 101 assets previously held for sale had been sold and the estimated remaining CVR liability of $1.3 million is included in contingent value rights in the consolidated balance sheet.

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2022. The loss from discontinued operations, net of tax presented in the consolidated statements of operations includes the following results of RM 101 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$—	$4,595	$—	$8,825
Cost of goods sold	—	3,097	—	6,320
Gross profit	—	1,498	—	2,505
Selling, general and administrative expenses	18	1,351	61	2,615
Research and development expenses	—	152	—	289
Impairment on remeasurement or classification as held for sale	—	619	—	4,541
Loss from discontinued operations before other income	(18)	(624)	(61)	(4,940)
Other income	15	3	23	6
Loss from discontinued operations before income tax	(3)	(621)	(38)	(4,934)
Income tax expense		(9)	—	(8)
Loss from discontinued operations, net of tax	$(3)	$(630)	$(38)	$(4,942)

Loss from discontinued operations, net of tax in the consolidated statement of operations for the six months ended June 30, 2022 also includes a $1.4 million gain on CVR remeasurement.  Total cash flows provided by (used in) operating activities from discontinued operations was $294,000 and $(45,000) in the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, respectively.

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

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of June 30, 2023 (in thousands):

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs	Remeasurement
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Gain
Contingent consideration liability - Contingent Value Rights	$1,302	$—	$1,302	$—	$—
	$1,302	$—	$1,302	$—	$—

The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2022 (in thousands):

	Significant	Significant
Quoted Prices	Other	Other
in Active	Observable	Unobservable
Markets	Inputs	Inputs	Remeasurement

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The Company has determined the long-term debt fair value as of June 30, 2023 is approximately $135.1 million (see Note 9). The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of June 30, 2023 and December 31, 2022, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 15), in connection with a Common Stock exchange agreement (see Note 14) and on a standalone basis (see Note 14), (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14) and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11).

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

NOTE 5 – BITCOIN

The following table presents the Company’s bitcoin activity (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Beginning balance	$183	$—
Bitcoin received from mining pool and hosting services	24,206	1,214
Bitcoin received as distribution from investee	4,943	—
Impairment	(1,309)	(563)
Disposition	(27,315)	—
Ending balance	$708	$651

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Miners	$99,671	$71,114
Construction in process	1,949	32,360
Leasehold improvements	62,450	29,880
Equipment	15,258	7,208
Vehicles	104	—
Deposits on miners	872	57,626
	180,304	198,188
Less: accumulated depreciation	(18,528)	(6,667)
	$161,776	$191,521

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $1.2 and $2.2 million for the three and six months ended June 30, 2023, respectively, and $1.6 million and $2.4 million for the three and six months ended June 30, 2022, respectively.

Depreciation expense was $6.4 million and $11.9 million for the three and six months ended June 30, 2023, respectively, and $200,000 and $204,000 for the three and six months ended June 30, 2022, respectively.

NOTE 7 — LEASES

Effective in May 2021, the Company entered into a ground lease (the “Ground Lease”) related to its planned bitcoin mining facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation based on the change in the Consumer Price Index as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease originally had an initial term of five years commencing in May 2021 and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. In July 2022, the Ground Lease was amended to increase the initial term of the lease to eight years and to amend certain other non-financial sections to adjust environmental obligations, site access rights and leasehold mortgage rights. In September 2022, the compensation due to the landlord for entering into the lease amendment was finalized with a compensatory amount of $12.0 million, issuable in shares of Common Stock determined using a trailing volume weighted average price. In September 2022, the Company issued 8,510,638 shares in satisfaction of this obligation. The Common Stock issued had a fair value of $11.5 million at the date of issuance. The Ground Lease, which is classified as an operating lease, was remeasured as of the date of the amendment, resulting in an increase of $11.2 million to both right-of-use asset and operating lease liability in the consolidated balance sheets. The Ground Lease remained classified as an operating lease based on the remeasurement analysis that utilized a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order. For the three and six months ended June 30, 2023, the Company recorded operating lease expense of $330,000 and $669,000, respectively, including contingent expense of $50,000 and $108,000, respectively, in operating expenses – related party in the consolidated statements of operations and made cash lease payments of $344,000 and $654,000, respectively. For the three and six months ended June 30, 2022, the Company recorded operating lease expense of $50,000 and $99,000, respectively, including contingent expense of $12,000 and $25,000, respectively, in operating expenses – related party in the consolidated statements of operations and made cash lease payments $0 and of $50,000, respectively. The remaining lease term based on the terms of the amended Ground Lease as of June 30, 2023 is 10.9 years.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of June 30, 2023 (in thousands):

Year ending December 31:
2023	$82
2024	163
2025	163
2026	163
2027	163
Thereafter	1,045
$1,779

A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of June 30, 2023 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,779
Unamortized discount	810
Total operating lease liability	969
Current portion of operating lease liability	45
Operating lease liability, net of current portion	$924

During the six months ended June 30, 2022, the Company entered into a short-term lease arrangement for digital currency mining equipment. The term of the operating lease was two months and concluded in May 2022.  There were no variable charges under this arrangement.  For the three and six months ended June 30, 2022, lease expense related to this arrangement of $885,000 and $1.3 million, respectively, was recorded in operating expenses in the consolidated statements of operations.  The Company periodically enters into short term lease arrangements for operating equipment and recorded $5,000 and $122,000 under these short-term lease arrangements in operating expenses in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively, and $0 for each of the three and six months ended June 30, 2022.

NOTE 8 – INCOME TAXES

The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0.0% for each of the three and six months ended June 30, 2023 and 2022. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of June 30, 2023 and 2022, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of June 30, 2023 and December 31, 2022 for the amount of deferred tax assets that will not be realized.

The Company has no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and six months ended June 30, 2023 and 2022.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Term loan	$146,000	$146,000
Debt issuance costs and debt discount	(27,177)	(21,095)
Property, plant and equipment finance agreement	105	—
	118,928	124,905
Less long-term debt due within one year	36,532	51,938
Total long-term debt, net of portion due within one year	$82,396	$72,967

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

On March 1, 2023, the Company entered into the Fifth Amendment to the LGSA (the “Fifth Amendment”). The Fifth Amendment eliminates mandatory amortization of the term loans under the LGSA through April 7, 2024, as long as the Company received aggregate net proceeds of at least $33.5 million from the issuance of equity or equity-linked securities by March 15, 2023 (such condition, the “Amortization Relief Condition”). The Company satisfied the Amortization Relief Condition on March 9, 2023. Additionally, the Fifth Amendment provides for an excess cash flow sweep, as defined, in place of scheduled principal payments, which will automatically extend to the maturity of the Term Loans on December 1, 2024 in the event the Company repays at least

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$40.0 million of the Term Loan by April 1, 2024. As a condition of the Fifth Amendment becoming effective, the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The quantity of the Penny Warrants and the Dollar Warrants include the final impact of anti-dilution protection for additional capital raising transactions by the Company of up to $5.0 million subsequent to the $33.5 million aggregate net proceeds associated with the Amortization Relief Condition. The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement, dated as of March 1, 2023, pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the common stock issuable upon exercise of the warrants described above.

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

For the aggregate LGSA long-term debt for the three and six months ended June 30, 2023, the Company amortized $5.4 million and $10.0 million, respectively, of the capitalized debt issuance costs and debt discount to interest expense of $4.8 million and $8.3 million, respectively, in the consolidated statement of operations, and during the three and six months ended June 30, 2023, the Company capitalized interest in property, plant and equipment, net of $654,000 and $1.2 million, respectively, and capitalized interest in equity in net assets of investee of $0 and $452,000 in the consolidated balance sheet, respectively. Capitalized debt issuance costs and debt discount of $27.2 million and $21.1 million are recorded as a reduction of long-term debt as of June 30, 2023 and December 31, 2022, respectively, in the consolidated balance sheets.

Principal maturities of outstanding long-term debt as of June 30, 2023 are as follows (in thousands):

Year ending December 31:
2023	$15
2024	146,034
2025	36
2026	20
Total principal maturities	$146,105

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

NOTE 11 – JOINT VENTURE

On May 13, 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) with a related party of the Company and (3) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. Pursuant to the terms of the Joint Venture agreement, TeraWulf originally would contribute $156.0 million both in cash and in-kind and Talen originally would contribute $156.0 million both in cash and in-kind to Nautilus by March 2022, unless otherwise determined in accordance with the Joint Venture agreement. The Company capitalizes a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0 and $863,000 for the three and six months ended June 30, 2023, respectively, and $1.1 million and $1.6 million for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2023, the Company received bitcoin distributions from Nautilus with a fair value of $4.9 million. The Company received no bitcoin distributions in 2022.

On August 27, 2022, the Members entered into an amended and restated Joint Venture agreement (“the “A&R Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes. The A&R Agreement amended the capital contribution schedule so that the Company’s scheduled infrastructure-related capital contributions were $17.1 million. The Company targeted a 25% ownership interest in Nautilus and therefore made $7.3 million of the scheduled $17.1 million capital contributions. The Company was not obligated to fund the balance of the $17.1 million scheduled infrastructure-related capital contributions. Accordingly, the Company’s ownership interest in the Joint Venture is 25% as of June 30, 2023.

On March 23, 2023, the Company entered into a second amended and restated limited liability company agreement for Nautilus

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s direct payments to MinerVA and Bitmain, among others, on behalf of Nautilus for the six months ended June 30, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statement of cash flows for the six months ended June 30, 2023 and 2022 follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Payment of TeraWulf 50% share of Bitmain deposits	$—	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	—	(11,402)
Direct investments in joint venture and payments made on plant and equipment contributed to joint venture	(1,736)	(24,965)
Investments in joint venture, including direct payments made on behalf of joint venture	$(1,736)	$(36,367)

Payment of Talen 50% share of Bitmain deposits	$—	$(11,402)
Other reimbursable payments	—	(220)
Reimbursable payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$—	$(11,622)

Talen reimbursement of 50% share of Bitmain deposits	$—	$11,402
Other reimbursable payments	—	138
Reimbursement of payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$—	$11,540

Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2022 (in thousands, except for percentages):

						Commitment to
					Company’s	Future	Company’s
				Net loss	Variable	Additional	Maximum
	%	Initial	Additional	Inception	Interest in	Contributions	Exposure to Loss
Entity	Ownership	Investment	Investment, Net	to Date	Entity	(1)	in Entity (2)
Nautilus	25.0%	$18,000	$124,159	$30,713	$111,446	$—	$111,446

(1)	The Members may mutually agree on changes to the Pennsylvania bitcoin mining facility, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Pennsylvania bitcoin mining facility, which could reduce the amount of investments each Member may be required to provide.
(2)	The maximum exposure at June 30, 2023 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which are required for the initial phase of the Pennsylvania bitcoin mining facility buildout.

Due to the change in Member ownership percentage and governance rights under the A&R Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. During the three months ended June 30, 2023, Talen elected to push down an additional fair value adjustment to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

accounting basis in the Joint Venture. The condensed results of operations for the three and six months ended June 30, 2023 and 2022 and the condensed financial position as of June 30, 2023 and December 31, 2022 of Nautilus are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Condensed statement of operations information:
Revenue	$32,717	$—	$41,823	$—
Operating expense	27,889	2,169	40,026	3,745
Net income (loss)	$4,828	$(2,169)	$1,797	$(3,745)

	June 30, 2023 (1)	December 31, 2022 (1)
Condensed balance sheet information:
Current assets	$21,380	$28,986
Noncurrent assets	193,869	154,552
Total assets	$215,249	$183,538

Current liabilities	$17,408	$12,864
Noncurrent liabilities	27,658	—
Equity	170,183	170,674
Total liabilities and equity	$215,249	$183,538

(1)	The condensed statement of operations information for the three and six months ended June 30, 2023 and the condensed balance sheet information as of June 30, 2023 and December 31, 2022 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 “Business Combinations,” have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.

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

In February, March and April 2023, the Company, as allowed under the A&R Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Facility, including certain miners that had yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.4 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2023 and recorded a loss of $4.6 million and $13.6 million as a component of equity in net loss of investee, net of tax in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

As contemplated in the A&R Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage.  During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million and $11.6 million, respectively.  Accordingly, as of June 30, 2023 and December 31, 2022, the Company increased the equity in net assets of investee balance by $36.7 million and $11.6 million, respectively, and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheets.

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

In September 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,400 S19XP miners and 2,700 S19 Pro miners, with originally scheduled monthly deliveries between October 2022 and January 2023 (the “September 2022 Bitmain Purchase Agreements”) for a total purchase price of $23.7 million. The purchase price will be satisfied through application of the balance of the Bitmain Credit. The Company considers the September 2022 Bitmain Purchase Agreements to be concluded as no further Bitmain miner deliveries or Company payments were due as of June 30, 2023.

In November 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19XP miners and 2,750 S19 Pro miners, with originally scheduled monthly deliveries between November 2022 and February 2023 (the “November 2022 Bitmain Purchase Agreements”) for a total purchase price of $24.9 million. The purchase price will be satisfied through application of the available account credits. The Company considers the November 2022 Bitmain Purchase Agreements to be concluded as no further Bitmain miner deliveries or Company payments were due as of June 30, 2023.

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In December 2022, the Company entered into a Future Sales and Purchase Agreement with Bitmain for the aggregate purchase of 14,000 S19 Pro miners, with originally scheduled monthly deliveries commencing December 2022 (the “December 2022 Bitmain Purchase Agreement”) for a total purchase price of $22.4 million. The purchase price will be satisfied through application of the available account credits. The Company considers the December 2022 Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments were due as of June 30, 2023.

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

No dividends were paid during the six months ended June 30, 2023 and 2022.  Cumulative dividends of $1.3 million were accumulated and accreted to liquidation preference as of June 30, 2023.  As of June 30, 2023, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $10.9 million.  If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.1 million shares of Common Stock.

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

Accordingly, TeraWulf’s Certificate of Incorporation as of June 30, 2023 provides for authorized shares of 500,000,000, divided into (a) 400,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of June 30, 2023.

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

In April 2022, the Company entered into a sales agreement (the “April ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (together the “ATM Agents”), pursuant to which the Company may offer and sell, from time to time, through or to the ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April ATM Sales Agreement replaced a similar agreement with B. Riley Securities, Inc. and D.A. Davidson & Co. (together, the “ATM Sales Agreements”). The Company is not obligated to sell any shares under the April ATM Sales Agreement. The Company will pay the ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the Shares by the Company under the ATM Sales Agreements are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the six months ended June 30, 2023, the Company sold pursuant to the ATM Sales Agreements 3,048,196 shares of Common Stock for net proceeds of $5.2 million. During the six months ended June 30, 2022, the Company sold pursuant to the ATM Sales Agreements 359,913 shares of Common Stock for net proceeds of $854,000. As of June 30, 2023, the remaining capacity of the April ATM Sales Agreement to offer and sell shares of Common Stock is $184.6 million.

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

During the six months ended June 30, 2023, 1,130,403 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $11,000. For the six months ended June 30, 2022, no such warrant exercises occurred.

No dividends were declared during the six months ended June 30, 2023 and 2022.

NOTE 15 – STOCK-BASED COMPENSATION

On May 13, 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. Additionally, during the three and six months ended June 30, 2023 the Company issued 157,396 and 320,788 shares of Common Stock, respectively, to Board of Director members for payment of quarterly fees in lieu of cash payments. For the three and six months ended June 30, 2023, stock-based compensation expense was $1.7 million and $2.6 million, respectively. For each of the three and six months ended June 30, 2022, stock-based compensation expense was $482,000.

During the six months ended June 30, 2023, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of RSU awards, authorized the withholding of an aggregate of 500,494 shares of the Company’s Common Stock to satisfy statutory

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance.

The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the six months ended June 30, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	1,931,187	$2.87
Granted	6,852,358	$0.43
Vested	(2,197,854)	$1.08
Forfeited/canceled	—	$-
Unvested as of June 30, 2023	6,585,691	$0.93

RSUs granted as set out in the table above include RSUs representing 3,900,000 shares with vesting based on market conditions tied to the Company’s stock price achieving a stated price for 45 consecutive trading days. The requisite service period for grants, including derived service periods for RSUs with market conditions, is between one and three years. As of June 30, 2023, there was $5.2 million of unrecognized compensation cost related to unvested employee and Board of Directors members RSUs. The amount is expected to be recognized over a weighted average period of 0.8 years. The shares of Common Stock related to 849,334 vested awards included in the unvested restricted stock units table above were issued subsequent to June 30, 2023.

The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding Board of Directors members, during the six months ended June 30, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	82,645	$1.21
Granted	2,870,564	$0.82
Vested	(170,423)	$0.68
Forfeited/canceled	—	$-
Unvested as of June 30, 2023	2,782,786	$0.84

The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years.  As of June 30, 2023, there was $2.0 million of unrecognized compensation cost related to unvested non-employee, excluding Board of Director members, RSUs.  The amount is expected to be recognized over a weighted average period of 1.1 years.

NOTE 16 – RELATED PARTY TRANSACTIONS

On April 27, 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company originally agreed

TERAWULF INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. On March 29, 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.46 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the six months ended June 30, 2023 and 2022, the Company paid Beowulf E&D $11.0 million and $8.3 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility. For the three and six months ended June 30, 2023, selling, general and administrative expenses – related party in the consolidated statements of operations includes $2.7 million and $5.6 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $639,000 and $1.2 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. For the three and six months ended June 30, 2022, selling, general and administrative expenses – related party in the consolidated statements of operations includes $2.4 million and $5.2 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $147,000 and $209,000, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of June 30, 2023, $705,000 is included in prepaid expenses, $3.1 million is included in other amounts due to related parties and $5.6 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2022, $833,000 is included in prepaid expenses, $3.0 million, including $2.2 million related to the Payment Netting Agreement, is included in amounts due to related parties and $5.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

The Services Agreement also provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.  Once the mining facilities have utilized 100MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed by the mining facilities in the aggregate thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan.  As of December 31, 2022, the Company considered it probable that the first performance milestone of 100MW of mining load deployed by the mining facilities would be met, and it was met in April 2023.  However, no awards have been issued as of the date these consolidated financial statements were available for issuance.  As of June 30, 2023 and December 31, 2022, $15.0 million and $14.6 million, respectively, are included in share-based liabilities due to related party in the consolidated balance sheets.  Performance milestone expense included in selling, general and administrative expenses – related party in the consolidated statements of operation is $104,000 and $417,000, respectively for the three and six months ended June 30, 2023 and $0 for each of the three and six months ended June 30, 2022.

NOTE 17 – SUBSEQUENT EVENTS

On July 14, 2023, the Company entered into a future sales and purchase agreement (the “July 2023 Bitmain Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”). The July 2023 Bitmain Agreement provides that the Company will receive 15,138 S19j XP miners from Bitmain Delaware, with an option to receive an additional 3,362 miners if the Company meets its payment obligations under the July 2023 Bitmain Agreement, for delivery in the fourth quarter of 2023 for a total purchase price of $75.4 million.  The Company is entitled to apply coupons equivalent to 30% of the total purchase price, resulting in an estimated effective purchase price of $53.4 million for 18,500 miners.  As of August 14, 2023, the Company has made payments of $5.3 million, representing 10% of the contract price after application of coupons.  The Company plans to use the new Bitmain miners to expand its mining capacity at its Lake Mariner Facility.

Subsequent to June 30, 2023 and through to August 14, 2023, the Company sold, pursuant to the April ATM Sales Agreement, 3,623,762 shares of Common Stock for net proceeds of $10.0 million.

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

General

TeraWulf is a vertically-integrated owner and operator of environmentally clean bitcoin mining facilities in the United States. Founded and led by an experienced group of energy infrastructure professionals, the Company is operating, consistent with its sustainable energy mandate, two bitcoin mining facilities, the Lake Mariner Facility in New York and the Nautilus Cryptomine Facility in Pennsylvania. TeraWulf’s bitcoin mining facilities currently utilize over 91% zero-carbon energy, with a mission of achieving the utilization of 100% zero-carbon energy sources. The Company’s bitcoin mining facilities are strategically located with access to abundant zero-carbon power sources and TeraWulf expects to achieve an average long-term cost of electricity of approximately 3.5 cents/kWh, competitively positioning the Company to be a leading, low-cost and zero-carbon bitcoin mining operator in the United States.

Lake Mariner Facility

Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022 and, at the time of this Quarterly Report, is operating 110 MW of bitcoin mining capacity comprised of two approximately 50 MW buildings and an additional approximately 10 MW of bitcoin mining capacity that is located on the turbine deck of the former coal plant. As recently announced, the Company has begun to expand its Lake Mariner Facility with the addition of a third building, which will house an incremental 43 MW of bitcoin mining capacity. The Lake Mariner Facility has the ability to scale up to 500 MW of bitcoin mining capacity. The Company has secured an initial 90 MW of energy to support its bitcoin mining capacity at the Lake Mariner Facility through an agreement with NYPA with the potential to expand into an additional 410 MW of energy supply.

Nautilus Cryptomine Facility

The Nautilus Cryptomine Facility (“Nautilus”) is a joint venture between TeraWulf and Talen (the “Nautilus Joint Venture”). Located in Salem Township, Luzerne County, Pennsylvania, Nautilus is currently a 200 MW bitcoin mining facility located adjacent to the 2.5 GW nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. Under the Nautilus Joint Venture agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest, each subject to adjustment based on relative capital contributions. Nautilus represents the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy, which is contracted at a fixed rate of 2.0 cents/kWh for a term of five years with two successive three-year renewal options. TeraWulf began mining bitcoin at Nautilus in the first quarter of 2023 and, at the time of this Quarterly Report, is operating 50 MW of proprietary bitcoin mining capacity. In addition, under the Nautilus Joint Venture agreement and prior to May 13, 2024, the Company has an option to increase its energy requirement of Nautilus by an incremental 50 MW at its own cost (for a total of 100 MW of bitcoin mining capacity attributable to TeraWulf). If the Company makes such an election, the Talen Member may, within twelve months thereof, also elect to expand the energy requirement of Nautilus by up to an additional 50 MW, funded solely by the Talen Member, for a total Nautilus Cryptomine Facility capacity of up to 300 MW. Upon such election, Nautilus will enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.

TeraWulf expects to generate revenues primarily by sustainably mining bitcoin at its bitcoin mining facility sites. Incremental proceeds may be generated through the hedging of mined bitcoin and the commercial optimization of TeraWulf’s flexible load.

We believe TeraWulf is an important and low-cost player in the bitcoin network due to our vertical integration, rapid and successful execution of large-scale operations, market-leading zero-carbon power supply arrangements and seasoned senior management team.

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

Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. As of June 30, 2023, the CVR liability included in the Company’s consolidated balance sheet is $1.3 million. During the year ended December 31, 2022, the Company completed sales of all IKONICS net assets held for sale for net proceeds of $13.3 million, of which $7.0 million remained in escrow under provisions of an asset purchase agreement as of December 31, 2022. In February 2023, all escrowed funds were released to the Company. Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”) and the entity has no remaining operations or employees.

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

Continuing Operations

All items included in loss from continuing operations in the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the RM 101 business as discontinued operations for the three and six months ended June 30, 2023 and 2022.

Revenue and Cost of Revenue

The following table presents revenue and cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$15,456	$1,385	$26,989	$1,602
Cost of revenue (exclusive of depreciation)	$5,113	$591	$10,115	$623

For the three months ended June 30, 2023 and 2022, revenue was $15.5 million and $1.4 million, respectively, an increase of $14.1 million. For the six months ended June 30, 2023 and 2022, revenue was $27.0 million and $1.6 million, respectively, an increase of $25.4 million. In each case, the increase was due primarily to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between June 30, 2022 and 2023, including Building 2 at the Lake Mariner Facility being energized and placed in service during the three months ended June 30, 2023. Revenue from hosting increased $1.3 million and $3.6 million for the three months and six months ended June 30, 2023 as compared to the same periods in the prior year, respectively. During the six months ended June 30, 2023, revenue from mining was $23.0 million and revenue from hosting was $4.0 million.

For the three months ended June 30, 2023 and 2022, cost of revenue (exclusive of depreciation) was $5.1 million and $591,000, respectively, an increase of approximately $4.5 million. For the six months ended June 30, 2023 and 2022, cost of revenue (exclusive of depreciation) was $10.1 million and $623,000, respectively, an increase of approximately $9.5 million. In each case, the increase was primarily due to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between June 30, 2022 and 2023. Cost of revenues is comprised primarily of power expense and, to a lesser degree, the cost of services provided under our miner hosting agreements. The Company records payments received for demand response programs as a reduction in cost of revenue; the amount of aggregate payments received were $589,000 and $719,000 for the three months and six months ended June 30, 2023, respectively, and $0 in the same periods in the prior year. The Company is expanding its enrollment in such available programs.

Costs and Expenses

The following table presents operating expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses	$468	$948	$776	$1,428
Operating expenses - related party	639	147	1,236	209
	$1,107	$1,095	$2,012	$1,637

For the three months ended June 30, 2023 and 2022, operating expenses (including related party expenses) was approximately $1.1 million in each period. For the six months ended June 30, 2023 and 2022, operating expenses (including related party expenses) was $2.0 million and $1.6 million, respectively, a net increase of $0.4 million. Operating expenses in the three and six month periods decreased due to lower equipment lease expense offset to a lesser degree by an increase in insurance expense. Operating expenses – related party increased due to increased staffing at the Lake Mariner Facility related to infrastructure constructed and placed in service between June 30, 2022 and 2023 and additionally, to a lesser degree, by an increase in ground lease expense.

The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$5,878	$4,334	$12,370	$10,319
Selling, general and administrative expenses - related party	2,676	2,423	5,574	5,239
	$8,554	$6,757	$17,944	$15,558

For the three months ended June 30, 2023 and 2022, selling, general and administrative expenses (including related party expenses) was $8.6 million and $6.8 million, respectively, a net increase of $1.8 million. For the six months ended June 30, 2023 and 2022, selling, general and administrative expenses (including related party expenses) was $17.9 million and $15.6 million, respectively, a net increase of $2.3 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increase was primarily due to increased expense for the three and six months ended June 30, 2023 as compared to the same periods in the prior year of stock-based compensation of $1.3 million and $2.1 million, respectively, and employee compensation and benefits of $1.6 million and $1.9 million, respectively. These increases were offset primarily due to decreased expense for the three and six months ended June 30, 2023 as compared to the same periods in the prior year of legal fees of $1.1 million and $1.0 million, respectively, and insurance expense of approximately $500,000 and $1.0 million, respectively. The Company has undertaken cost reduction initiatives targeted at reducing its overall selling, general and administrative expenses that is expected to benefit its operating profitability going forward.

Depreciation for the three months ended June 30, 2023 and 2022 was $6.4 million and $200,000, respectively, and for the six months ended June 30, 2023 and 2022 was $11.9 million and $204,000, respectively. In each case, the increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between June 30, 2022 and 2023.

Impairment of digital currency for the three months ended June 30, 2023 and 2022 was $682,000 and $558,000, respectively, and for the six months ended June 30, 2023 and 2022 was $1.3 million and $563,000, respectively. Impairment of digital currency represents the decline in bitcoin prices during the Company’s holding period of its bitcoin. Bitcoin impairment is not reversed during its holding period but instead a gain, if any, is recognized upon its liquidation. Realized gain on sale of digital currency, representing such gains on bitcoin liquidation, for the three months ended June 30, 2023 and 2022 was $583,000 and $0, respectively, and for the six months ended June 30, 2023 was $1.2 million and $0, respectively. In each case, the increase was due to increased bitcoins both earned and sold due to the increase in mining capacity between June 30, 2022 and 2023.

Interest expense for the three months ended June 30, 2023 and 2022 was $8.5 million and $4.1 million, respectively, an increase of $4.4 million. Interest expense for the six months ended June 30, 2023 and 2022 was $15.3 million and $9.5 million, respectively, an increase of $5.8 million. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $146.0 million as of June 30, 2023 as compared to $123.5 million as of June 30, 2022. The increase in interest expense for the three months ended June 30, 2023 as compared to the three month ended June 30, 2022 is primarily due to an increase in the average principal amount outstanding which resulted in approximately $600,000 of increase in interest expense related to the stated interest rate, which remained unchanged, on the term loan financing and to an increase of approximately $2.2 million of amortization of debt issuance costs and debt discount related to the term loan financing and a decrease in interest capitalized to property, plant and equipment, net in the consolidated balance sheets of approximately $500,000 and a decrease in interest capitalized to equity in net assts of investee in the consolidated balance sheets of approximately $1.1 million. The increase in interest expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to an increase in the average principal amount outstanding which resulted in approximately $1.2 million of increase in interest expense related to the stated interest rate, which remained unchanged, on the term loan financing and to an increase of approximately $3.7 million of amortization of debt issuance costs and debt discount related to the term loan financing and a decrease in interest capitalized to property, plant and equipment, net in the consolidated balance sheets of approximately $200,000 and a decrease in interest capitalized to equity in net assts of investee in the consolidated balance sheets of approximately $700,000. The Company’s term loan financing has a maturity date of December 31, 2024.

Income tax (expense) benefit was $0 for the three and six months ended June 30, 2023 and 2022. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of June 30 2023 and 2022.

Equity in net loss of investee, net of tax

Equity in net loss of investee, net of tax for the three months ended June 30, 2023 and 2022 was $3.3 million and $1.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was $13.5 million and $1.9 million, respectively. For the three and six months ended June 30, 2023 , the amount includes an impairment loss of $4.6 million and $13.6 million, respectively, on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution. In each case, the remaining amounts represent TeraWulf’s proportional share of income or losses of Nautilus, which commenced principal operations in February 2023.

Loss from discontinued operations, net of tax

Loss from discontinued operations, net of tax for the three months ended June 30, 2023 and 2022 was $3,000 and $630,000, respectively, and for the six months ended June 30, 2023 was $38,000 and $3.5 million, respectively. For the six months ended June 30, 2022, the loss from discontinued operations, net of tax reported is comprised primarily of an impairment loss on discontinued operations of $4.5 million to write down the related carrying amounts of RM 101 to their fair values less estimated cost to sell, offset by a remeasurement gain of $1.4 million on the CVRs, which represents the contingent consideration purchase price component of the RM 101 acquisition. For the three and six months ended June 30, 2023, all assets of RM 101 had been sold prior to the start of the respective periods and RM 101 had no operations or employees.

Non-GAAP Measure

The Company presents adjusted EBITDA, which is not a measurement of financial performance under generally accepted accounting principles in the United States (“GAAP”). The Company’s non-GAAP “Adjusted EBITDA” excludes (i) impacts of interest, taxes, depreciation and amortization; (ii) preferred stock dividends, stock-based compensation expense and related party expense to be settled with respect to common stock, all of which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net loss of investee, net of tax, related to Nautilus; (iv) costs related to non-routine regulatory activities, which costs management does not believe are reflective of the Company’s ongoing operating activities; (v) other income which is related to interest income or income for which management believes is not reflective of the Company’s ongoing operating activities; and (vi) gains and losses related to discontinued operations that are not be applicable to the Company’s future business activities.  The Company’s non-GAAP Adjusted EBITDA also includes the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net loss of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.

Management believes that providing this non-GAAP financial measure that excludes these items allows for meaningful comparisons between the Company's core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP adjusted EBITDA, management believes that adjusted EBITDA is also useful to investors and analysts in comparing the Company’s performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate the Company’s bitcoin related revenues). For example, the Company expects that share-based compensation expense, which is excluded from adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, directors and consultants. Additionally, management does not consider any of the excluded items to be expenses necessary to generate the Company’s bitcoin related revenue.

The Company's adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in the Company’s industry, as other companies in the Company’s industry may calculate non-GAAP financial results differently. The Company's adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating (loss) income or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents adjusted EBITDA, the Company only utilizes that measure supplementally and does not consider it to be a substitute for, or superior to, the information provided by GAAP financial results. Accordingly, adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in the Company’s consolidated financial statements, which have been prepared in accordance with GAAP.

The following is a reconciliation of the Company’s non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net loss attributable to common stockholders) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(17,805)	$(13,908)	$(44,321)	$(32,136)
Adjustments to reconcile net loss attributable to common stockholders to non-GAAP adjusted EBITDA:
Preferred stock dividends	265	239	524	284
Loss from discontinued operations, net of tax	3	630	38	3,536
Equity in net loss of investee, net of tax, related to Nautilus	3,296	1,084	13,463	1,872
Distributions from investee, related to Nautilus	4,943	—	4,943	—
Income tax expense (benefit)	—	—	—	—
Interest expense	8,450	4,139	15,284	9,461
Depreciation	6,428	200	11,861	204
Amortization of right-of-use asset	251	21	501	41
Stock-based compensation expense	1,734	482	2,610	482
Related party expense to be settled with respect to common stock	104	—	417	—
Costs related to non-routine regulatory activities	—	60	—	996
Other income	(54)	—	(54)	—
Non-GAAP adjusted EBITDA	$7,615	$(7,053)	$5,266	$(15,260)

Liquidity and Capital Resources

As of June 30, 2023, the Company had balances of cash and cash equivalents and restricted cash of $8.2 million, a working capital deficiency of $67.3 million, total stockholders’ equity of $134.8 million and an accumulated deficit of $230.3 million. The Company incurred a net loss attributable to common stockholders of $43.8 million for the six months ended June 30, 2023. The Company has commenced mining activities at the Lake Mariner Facility and at the Nautilus Cryptomine Facility and achieved 5.5 EH/s of operating capacity in June 2023, which the Company expects will result in positive cash flows from operations subsequently. Until this operational milestone, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. The principal uses of cash are for the operation and buildout of mining facilities, debt service and general corporate activities and, to a lesser extent, investments in Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash provided by (used in):
Operating activities:
Continuing operations	$(9,304)	$(23,490)
Discontinued operations	294	(45)
Total operating activities	(9,010)	(23,535)
Investing activities	(28,433)	(81,918)
Financing activities	37,361	59,920
Net change in cash and cash equivalents and restricted cash	$(82)	$(45,533)

Certain amounts in the unaudited interim consolidated statement of cash flows for the six months ended June 30, 2022 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the six months ended June 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cash used in operating activities for continuing operations was $9.3 million and $23.5 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, cash used in operations resulted from a net loss of $43.8 million less non-cash expenses, net of $13.1 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $28.5 million. The non-cash expenses were primarily comprised of (i) $38,000 of loss from discontinued operations, net of tax related to RM 101’s business, the assets of which were substantially sold as of December 31, 2022, (ii) $13.5 million related to the Company’s equity in net loss, net of tax of Nautilus, (iii) $8.3 million related to amortization of debt issuance cost, commitment fees and accretion of debt discount, (iv) impairment of digital currency and realized gain on sale of digital currency of $123,000 on a net basis, (v) stock-based compensation of $2.6 million, (vi) depreciation of $11.9 million, (vii) common stock issued for interest expense of $26,000, (viii) amortization of right-of-use asset of $501,000 and (ix) related party expense to be settled with respect to common stock of $417,000. The changes in certain assets and liabilities were primarily comprised of a net decrease in current liabilities (which includes accounts payable, other accrued liabilities and other amounts due to related parties) of $7.5 million, a net decrease in current assets (which includes prepaid expenses and other current assets) of $276,000 and an decrease in other assets of $28,000.

Cash used in investing activities for continuing operations was $28.4 million and $82.0 for the six months ended June 30, 2023 and 2022, respectively. The Company invested $2.8 million and $36.4 million, on a net basis, in its joint venture and $16.0 million and $45.5 million in the buildout of its mining facilities at the Lake Mariner Facility for the six months ended June 30, 2023 and 2022, respectively. Additionally, during the six months ended June 30, 2023, the Company make payments related to the CVRs of $9.6 million.

Cash provided by financing activities for continuing operations was $37.4 million and $60.0 for the six months ended June 30, 2023 and 2022, respectively. Proceeds from Common Stock issued or to be issued, net of issuance costs, were $36.1 million and $34.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company made principal payments in excess of proceeds from insurance premium financings of $1.7 million for the six months ended June 30, 2023 while the Company received proceeds from insurance premium financings in excess of payments thereon of $1.6 million for the six months ended June 30, 2022. In addition, for the six months ended June 30, 2023, the Company received proceeds from warrant issuances of $2.5 million, received proceeds from issuance of a convertible promissory note of $1.3 million and made payments of $852,000 related to tax withholdings related to net share settlements of stock-based compensation awards. For the six months ended June 30, 2022, the Company issued shares of Series A Preferred stock for proceeds, net of issuance costs, of $9.6 million and received proceeds from issuance of a convertible promissory note of $14.7 million.

Contractual Obligations and Other Commitments

The Company has one outstanding miner purchase agreement, with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) dated July 14, 2023 (the “July 2023 Bitmain Agreement”). The July 2023 Bitmain Agreement provides that the Company will receive 15,138 S19j XP miners from Bitmain Delaware, with an option to receive an additional 3,362 miners if the Company meets its payment obligations under the July 2023 Bitmain Agreement, for delivery in Q4 2023 for a total purchase price of $75.4 million. The Company is entitled to apply coupons equivalent to 30% of the total purchase price, resulting in an estimated effective purchase price of $53.4 million for 18,500 miners. As of August 14, 2023, the Company has made payments of $5.3 million, representing 10% of the contract price after application of coupons.

The Company is counterparty to an amended and restated Talen joint venture agreement dated August 27, 2022. Under this joint venture agreement, the Company has invested $142.2 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. The Company does not expect any additional material capital contributions to be required.

Financial Condition

There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has commenced mining activities at both the Lake Mariner Facility and at the Nautilus Cryptomine Facility and achieved 5.5 EH/s of operating capacity in June 2023, which the Company expects to result in positive cash flows from operations subsequently. To date, the Company relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations.  TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of mined bitcoin or through the provision of miner hosting services, cash on the balance sheet and the issuance of equity securities.

During the six months ended June 30, 2023, the Company accomplished several notable steps to achieve expected positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement to, among other changes, remove the fixed principal amortization through April 7, 2024 and, potentially, beyond, (2) through the issuance of Common Stock, Common Stock warrants and convertible promissory notes, the Company received net proceeds of approximately $36.1 million as previously disclosed, which along with cash flows from operations, is expected to be substantially sufficient to fund the Company’s operating expenses in the months prior to achieving a free cash flow positive enterprise (3) mining activities commenced at the Nautilus Cryptomine Facility and the Company deems that it has funded all known and expected capital commitments at that facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements for the existing facilities at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the received miners are sufficient to fully utilize mining capacity in service at the Lake Mariner Facility and the Nautilus Cryptomine Facility and (6) the construction activities at the Lake Mariner Facility and the Nautilus Cryptomine Facility substantially complete as of June 30, 2023, although the Company intends to continue its infrastructure buildout at the Lake Mariner Facility. Additionally, if a business need requires its use, the Company has an active At Market Issuance Sales Agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Offering”). The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that these actions and conditions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.

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

In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate a bitcoin mining facility in Pennsylvania. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments.  During the six months ended June 30, 2023, the Company reduced its ownership interest in Nautilus to 25.0%.

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

Data Center Hosting

The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in cryptocurrency. Because cryptocurrency is considered non-cash consideration, fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $4.0 million and $388,000 during the six months ended June 30, 2023 and 2022, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We maintain our cash at financial institutions, at times in balances that exceed federally insured limits.

We maintain our cash at financial institutions, at times in balances that exceed federally insured limits. We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of any amounts held in excess of such insurance limitations. The FDIC recently took control of three such banking institutions, Silicon Valley Bank on March 10, 2023, Signature Bank on March 12, 2023 and First Republic Bank on May 1, 2023. While we had an account at Signature Bank, the FDIC, the U.S. Treasury, and the Federal Reserve jointly announced that all depositors of Signature Bank would be made whole, regardless of deposit insurance limits. The Company no longer maintains an account at Signature Bank. Going forward, there can be no assurance that depositors of a failed bank would be made whole again, and in the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our ability to open accounts at certain financial institutions is limited by the policies of such financial institutions to not accept clients that are in the crypto industry.

We are vulnerable to severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of our business and adversely affect our results of operations.

Our business is subject to the risks of severe weather conditions and natural disasters, including severe heat, winter weather events, earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, any of which could result in system failures, power supply disruptions and other interruptions that could harm our business. Since our business and operations are located in Maryland, New York and Pennsylvania, we are particularly vulnerable to disruptions affecting those states.

We may face risks of Internet disruptions, which could have an adverse effect on not only the price of bitcoin but our ability to mine bitcoin.

A disruption of the Internet may adversely affect the mining and use of cryptocurrencies, including bitcoin. Generally, cryptocurrencies and our business of mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt bitcoin’s network operations until the disruption is resolved which could have an adverse effect on the price of bitcoin and our ability to mine bitcoin.

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

**101

Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

August 14, 2023	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)