Form 10-Q
period 2023-09-30
TERAWULF INC.
filed 2023-11-13
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number 001-41163
___________________________________________________
TERAWULF INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

DE	87-1909475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Federal Street	21601
Easton, MD
(Address of principal executive offices)	(Zip Code)

(410) 770-9500
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 238,203,308 shares of Common Stock outstanding as of November 10, 2023.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward- looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” "intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in cryptocurrency prices, and specifically, the value of bitcoin, which could cause a decline in the demand for TeraWulf’s services;
•competition among the various providers of data mining services;
•the need to raise additional capital to meet our business requirements in the future, which may be costly or difficult to obtain or may not be obtained (in whole or in part) and, if obtained, could significantly dilute the ownership interests of TeraWulf’s shareholders;
•the ability to implement certain business objectives and the ability to timely and cost-effectively execute integrated projects;
•adverse geopolitical or economic conditions, including a high inflationary environment;
•security threats or unauthorized or impermissible access to our data centers, our operations or our digital wallet;
•counterparty risk with respect to our digital asset custodian and our mining pool provider;
•employment workforce factors, including the loss of key employees;
•changes in governmental safety, health, environmental and other regulations, which could require significant expenditures;
•liability related to the use of TeraWulf’s services;
•currency exchange rate fluctuations; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original 10-K”), as amended by our annual report on Form 10-K/A, filed with the SEC on May 5, 2023, for the fiscal year ended December 31, 2022 (the “10-K/A” and together with the Original 10-K, the “Annual Report on Form 10-K”).
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements
TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(In thousands, except number of shares and par value)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,595	$1,279
Restricted cash	—	7,044
Digital currency, net	614	183
Prepaid expenses	2,360	5,095
Other receivables	2,723	—
Other current assets	688	543
Total current assets	12,980	14,144
Equity in net assets of investee	105,557	98,741
Property, plant and equipment, net	181,294	191,521
Right-of-use asset	11,194	11,944
Other assets	768	1,337
TOTAL ASSETS	$311,793	$317,687

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,422	$21,862
Accrued construction liabilities	724	2,903
Other accrued liabilities	6,743	14,963
Share based liabilities due to related party	2,085	14,583
Other amounts due to related parties	1,433	3,295
Contingent value rights	1,366	10,900
Current portion of operating lease liability	46	42
Insurance premium financing payable	199	2,117
Convertible promissory notes	—	3,416
Current portion of long-term debt	76,461	51,938
Total current liabilities	108,479	126,019
Operating lease liability, net of current portion	912	947
Long-term debt	48,468	72,967
TOTAL LIABILITIES	157,859	199,933

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 and 25,000,000 authorized at September 30, 2023 and December 31, 2022, respectively; 9,566 issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $11,145 and $10,349 at September 30, 2023 and December 31, 2022, respectively	9,273	9,273
Common stock, $0.001 par value, 400,000,000 and 200,000,000 authorized at September 30, 2023 and December 31, 2022, respectively; 232,222,332 and 145,492,971 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	232	145
Additional paid-in capital	393,799	294,810
Accumulated deficit	(249,370)	(186,474)
Total stockholders' equity	153,934	117,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$311,793	$317,687
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$18,955	$3,864	$45,944	$5,466
Cost of revenue (exclusive of depreciation shown below)	8,268	5,181	18,383	5,804
Gross profit (loss)	10,687	(1,317)	27,561	(338)

Cost of operations:
Operating expenses	442	261	1,218	1,689
Operating expenses – related party	779	603	2,015	812
Selling, general and administrative expenses	5,767	5,934	18,137	16,253
Selling, general and administrative expenses – related party	4,519	2,948	10,093	8,187
Depreciation	8,224	1,515	20,085	1,719
Realized gain on sale of digital currency	(697)	(127)	(1,883)	(127)
Impairment of digital currency	922	119	2,231	682
Loss on disposals of property, plant, and equipment	420	—	420	—
Loss on nonmonetary miner exchange	—	804	—	804
Total cost of operations	20,376	12,057	52,316	30,019

Operating loss	(9,689)	(13,374)	(24,755)	(30,357)
Interest expense	(10,251)	(7,230)	(25,535)	(16,691)
Other income	59	—	113	—
Loss before income tax and equity in net loss of investee	(19,881)	(20,604)	(50,177)	(47,048)
Income tax (expense) benefit	—	256	—	256
Equity in net income (loss) of investee, net of tax	850	(12,739)	(12,613)	(14,611)
Loss from continuing operations	(19,031)	(33,087)	(62,790)	(61,403)
Loss from discontinued operations, net of tax	(68)	(901)	(106)	(4,437)
Net loss	(19,099)	(33,988)	(62,896)	(65,840)
Preferred stock dividends	(272)	(247)	(796)	(531)
Net loss attributable to common stockholders	$(19,371)	$(34,235)	$(63,692)	$(66,371)

Loss per common share:
Continuing operations	$(0.09)	$(0.31)	$(0.32)	$(0.59)
Discontinued operations	-	(0.01)	-	(0.04)
Basic and diluted	$(0.09)	$(0.32)	$(0.32)	$(0.63)

Weighted average common shares outstanding:
Basic and diluted	221,718,367	108,839,269	199,259,314	104,391,923
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount
Balances as of June 30, 2023	9,566	$9,273	216,055,887	$216	$355,600	$(230,271)	$134,818
Warrant exercise	-	-	1,610,184	1	13	-	14
Common stock offering, net of issuance costs	-	-	10,850,699	11	21,775	-	21,786
Common stock issued for share based liabilities due to related party	-	-	2,460,513	2	14,998	-	15,000
Stock-based compensation expense and issuance of stock	-	-	1,245,049	2	1,413	-	1,415
Net loss	-	-	-	-	-	(19,099)	(19,099)
Balances as of September 30, 2023	9,566	$9,273	232,222,332	$232	$393,799	$(249,370)	$153,934

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	16,036
Warrant offerings	—	—	—	—	14,991	—	14,991
Warrant exercise	—	—	27,258,005	27	3,500	—	3,527
Common stock offering, net of issuance costs	—	—	54,663,601	55	54,079	—	54,134
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	4,705
Common stock issued for share based liabilities due to related party	—	—	2,460,513	2	14,998	—	15,000
Stock-based compensation expense and issuance of stock	—	—	3,084,780	3	4,023	—	4,026
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(500,494)	—	(852)	—	(852)
Net loss	—	—	—	—	—	(62,896)	(62,896)
Balances as of September 30, 2023	9,566	$9,273	232,222,332	$232	$393,799	$(249,370)	$153,934

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount
Balances as of June 30, 2022	9,566	$9,804	104,969,199	$105	$253,174	$(127,819)	$135,264
Warrant issuance in conjunction with debt offering	—	—	—	—	5,764	—	5,764
Common stock offering, net of issuance costs	—	—	10,477,202	10	14,472	—	14,482
Stock-based compensation expense	—	—	—	—	568	—	568
Preferred stock dividends	—	—	—	—	—	(247)	(247)
Net loss	—	—	—	—	—	(33,988)	(33,988)
Balances as of September 30, 2022	9,566	$9,804	115,446,401	$115	$273,978	$(162,054)	$121,843

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2021	—	$—	99,976,253	$100	$218,762	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	9,566	9,273	—	—	—		9,273
Warrant issuance in conjunction with debt offering	—	—	—	—	5,764	—	5,764
Common stock offering, net of issuance costs	—	—	15,470,148	15	48,402	—	48,417
Stock-based compensation expense	—	—	—	—	1,050	—	1,050
Preferred stock dividends	—	531	—	—	—	(531)	—
Net loss	—	—	—	—	—	(65,840)	(65,840)
Balances as of September 30, 2022	9,566	$9,804	115,446,401	$115	$273,978	$(162,054)	$121,843
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands; unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,896)	$(65,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	14,316	7,468
Related party expense to be settled with respect to common stock	2,502	—
Common stock issued for interest expense	26	82
Stock-based compensation expense	4,023	1,050
Depreciation	20,085	1,719
Amortization of right-of-use asset	750	53
Increase in digital currency from mining and hosting services	(41,936)	(3,561)
Impairment of digital currency	2,231	682
Realized gain on sale of digital currency	(1,883)	(127)
Proceeds from sale of digital currency	52,570	2,946
Loss on disposals of property, plant, and equipment	420	—
Loss on nonmonetary miner exchange	—	804
Deferred income tax benefit	—	(256)
Equity in net loss of investee, net of tax	12,613	14,611
Loss from discontinued operations, net of tax	106	4,437
Changes in operating assets and liabilities:	—	—
Decrease (increase) in prepaid expenses	2,735	(1,218)
Decrease in amounts due from related parties	—	815
Increase in other receivables	(2,723)	—
Increase in other current assets	(97)	(1,129)
Decrease (increase) in other assets	69	(879)
(Decrease) increase in accounts payable	(3,936)	5,663
(Decrease) increase in other accrued liabilities	(3,463)	2,537
(Decrease) increase in other amounts due to related parties	(2,396)	1,652
(Decrease) increase in operating lease liability	(31)	185
Net cash used in operating activities from continuing operations	(6,915)	(28,306)
Net cash provided by (used in) operating activities from discontinued operations	283	(1,303)
Net cash used in operating activities	(6,632)	(29,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(2,845)	(37,997)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	(11,741)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	11,716
Purchase of and deposits on plant and equipment	(41,392)	(53,947)
Proceeds from sale of net assets held for sale	—	13,500
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	(9,598)	—
Net cash used in investing activities	(53,835)	(78,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $0 and $38	—	14,962
Proceeds from insurance premium and property, plant and equipment financing	790	4,854
Principal payments on insurance premium and property, plant and equipment financing	(2,613)	(4,724)
Proceeds from issuance of common stock, net of issuance costs paid of $1,051 and $142	57,664	36,828
Proceeds from warrant issuances	2,500	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(852)	—
Proceeds from issuance of preferred stock	—	9,566
Proceeds from issuance of convertible promissory note	1,250	14,700
Principal payments on convertible promissory note	—	(2,832)
Net cash provided by financing activities	58,739	73,354

Net change in cash and cash equivalents and restricted cash	(1,728)	(34,724)
Cash and cash equivalents and restricted cash at beginning of period	8,323	46,455
Cash and cash equivalents and restricted cash at end of period	$6,595	$11,731

Cash paid during the period for:
Interest	$15,542	$9,220
Income taxes	$—	$—
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – ORGANIZATION
Organization
TeraWulf Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf’s principal business consists of developing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using application-specific integrated circuit computers (“ASIC” or “miners”) owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earns revenue by providing miner hosting services to third parties. While the Company may choose to mine other digital currencies or pursue other data center services in the future, it has no plans to do so currently.
TeraWulf currently owns and operates, either independently or through a joint venture, two bitcoin mining facilities: the Lake Mariner Facility located in upstate New York; and the Nautilus Cryptomine Facility located in central Pennsylvania. The Company’s wholly-owned Lake Mariner Facility began mining bitcoin in March 2022 and, as of September 30, 2023, the Company has energized two buildings and additional infrastructure comprising 110 MW of capacity. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and, in April 2023, achieved full energization of the Company’s allotted infrastructure capacity of 50 MW.
On December 13, 2021, TeraWulf Inc. completed a strategic business combination (the “Merger”) with IKONICS Corporation ("IKONICS") , a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications were primarily screen printing and abrasive etching. TeraWulf initially classified the IKONICS business as held for sale and discontinued operations in its consolidated financial statements. During the year ended December 31, 2022, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).
Risks and Uncertainties
Liquidity and Financial Condition
The Company incurred a net loss attributable to common stockholders of $63.7 million and negative cash flows from continuing operations of $6.9 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had balances of cash and cash equivalents and restricted cash of $6.6 million, a working capital deficiency of $95.5 million, total stockholders’ equity of $153.9 million and an accumulated deficit of $249.4 million. The Company has 5.5 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of September 2023, which the Company expects to result in positive cash flows from operations subsequently. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations.
In accordance with development of its bitcoin mining facilities, during the nine months ended September 30, 2023, the Company invested approximately $41.4 million for purchases of and deposits on plant and equipment. Also, during the nine months ended September 30, 2023, the Company invested $2.8 million in its joint venture (see Note 11). TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of mined bitcoin or through miner hosting services, cash on the balance sheet and the issuance of equity securities.
During the nine months ended September 30, 2023, the Company accomplished several notable steps to achieve expected positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement (see Note 9) to, among other changes, remove the fixed principal amortization through April 7, 2024 and, potentially, through maturity, (2) the Company received net proceeds of $57.7 million through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), Common Stock warrants and convertible promissory notes (see Notes 13 and 14), which along with cash flows from operations, is expected to be sufficient to fund the Company’s operating expenses in the months prior to achieving a free cash flow positive enterprise (3) commenced mining activities at the Nautilus Cryptomine Facility and the Company deems that it has funded all known and expected capital commitments at that facility, (4) the

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12) for the existing operations at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the Company has received the quantity of miners sufficient to fully utilize mining capacity in service at the Lake Mariner Facility for buildings one and two and the Nautilus Cryptomine Facility and (6) the construction activities at the Lake Mariner Facility for buildings one and two and the Nautilus Cryptomine Facility are substantially complete as of September 30, 2023, although the Company intends to expand its infrastructure at the Lake Mariner Facility. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Sales Agreement”), which had a remaining capacity of $162.2 million as of September 30, 2023. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that these actions and conditions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
COVID-19
As of May 2023, the World Health Organization no longer considers COVID-19 a global health emergency, however the Company may from time to time experience disruptions to its business operations resulting from continued COVID-19-related supply interruptions, including miner delivery interruptions. The Company may also experience COVID-19-related delays in construction and obtaining necessary equipment in a timely fashion. To date, the Company has experienced minimal delays due to COVID-19 among its suppliers and contractors.
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
Certain amounts in the unaudited interim consolidated statement of cash flows for the nine months ended September 30, 2022 were restated as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The misstatements related solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective interim unaudited consolidated statements of cash flows.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash activities:
Right-of-use asset obtained in exchange for lease obligations	$—	$11,223
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$35,792	$—
Common stock issuance costs in accounts payable	$—	$150
Preferred stock issuance costs in other accrued liabilities or accounts payable	$—	$293
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$6,081	$10,100
Purchases of and deposits on plant and equipment with digital currency	$269	$—
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$452	$2,043
Convertible promissory notes converted to common stock	$4,666	$—
Increase to preferred stock liquidation preference from accumulating dividends	$—	$531
Convertible promissory note deferred issuance costs in accounts payable	$—	$104
Common stock issued for share based liabilities due to related party	$15,000	$—
Common stock issued pursuant to operating lease amendment	$—	$11,489
Common stock issued for payment on convertible promissory note	$—	$168
Common stock warrants issued for long-term debt commitment fee	$—	$2,306
Common stock warrants issued for discount on long-term debt	$16,036	$3,458
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$6,867	$51,978
Decrease to investment in joint venture due to bitcoin received as distribution from investee	$11,682	$—
Common stock reacquired in exchange for warrants	$12,479	$—
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $6.6 million and $8.3 million, including restricted cash, respectively.
The Company currently maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of September 30, 2023, the Company’s bank balances exceeded the FDIC insurance limit in an amount of approximately $0. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On March 12, 2023, Signature Bank (“SBNY”) was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the FDIC was appointed as receiver and transferred all customer deposits and substantially all of the assets of SBNY to Signature Bridge Bank, N.A., a full-service bank that is operated by the FDIC. All funds were transferred out of Signature Bridge Bank, N.A. by April 5, 2023.
Restricted Cash
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The Company had no restricted cash as of September 30, 2023. The restricted cash included in the consolidated balance sheet as of December 31, 2022 is restricted primarily due to being held in escrow in accordance with an asset purchase agreement governing the sale of certain RM 101 assets (see Note 3).
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$6,595	$1,279
Restricted cash	—	7,044
Cash and cash equivalents and restricted cash	$6,595	$8,323
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer, chief operating officer and chief strategy officer. Currently, the Company operates solely in the Digital Currency Mining segment. The Company’s mining operations are located in the United States, and the Company has employees only in the United States and views its mining operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance. Prior to the sale of substantially all of RM 101’s assets, through its ownership of RM 101, the Company operated in the Imaging Technology segment. TeraWulf classified the RM 101 segment as held for sale and discontinued operations in these consolidated financial statements (see Note 3).
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for miners). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment, net includes deposits, amounting to approximately $16.3 million and $57.6 million as of September 30, 2023 and December 31, 2022, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2023 and 2022, the Company determined that no impairment of long-lived assets exists.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of September 30, 2023 and December 31, 2022, the Company was not a counterparty to any finance leases.
Debt Modification
The Company evaluates amendments to its debt instruments in accordance with applicable U.S. GAAP. This evaluation includes comparing (1) if applicable, the change in fair value of an embedded conversion option to that of the carrying amount of the debt immediately prior to amendment and (2) the net present value of future cash flows of the amended debt to that of the original debt to determine, in each case, if a change greater than 10% occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion option, if any, changed more than 10%, the Company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion option, if any, changed less than 10%, the Company accounts for the amendment to the debt as a debt modification. For debt that has been amended more than once in a twelve-month period, the debt terms that existed just prior to the earliest amendment occurring in the prior twelve months are applied to the 10% test, provided modification accounting was previously applied. Gains and losses on debt amendments that are considered extinguishments are recognized in current earnings. Debt amendments that are considered debt modifications are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in interest expense in the consolidated statements of operations. Amounts paid by the Company to the lenders, including upfront fees and the fair value of warrants issued, are included in future cash flows for accounting treatment determination and, if debt modification is applicable, are also included in the determination of yield adjustment.
Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging Activities” (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period's operating results.
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
Revenue Recognition
The Company recognizes revenue under the FASB ASC 606 “Revenue from Contracts with Customers” (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
•Step 5: Recognize revenue when the Company satisfies a performance obligation
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration
•Constraining estimates of variable consideration
•The existence of a significant financing component in the contract
•Noncash consideration
•Consideration payable to a customer
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.
Mining Pool
The Company has entered into an arrangement with a cryptocurrency mining pool (the Foundry USA Pool) to perform hash computation (i.e. hashrate) for the mining pool in exchange for consideration. Providing hash computation services to a mining pool is an output of the Company’s ordinary activities. The provision of such hash computation services is the sole performance obligation. The mining pool arrangement is terminable at any time without substantial penalty by Foundry USA Pool and may be terminated without substantial penalty by the Company upon providing one Contract Day’s, as defined, prior written notice. The Company’s enforceable right to compensation only begins when and continues while the Company provides hash computation services to its customer, the mining pool operator. Accordingly, the contract term with Foundry USA Pool is deemed to be less than 24 hours and to continuously renew throughout the day. Additionally, the Company concluded that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right because the renewal rights do not include any discounts; that is, the terms, conditions, and compensation amounts are at the then-current market rates.
There is no significant financing component in these transactions.
The mining pool applies the Full Pay Per Share (“FPPS”) payout model. Under the FPPS model, in exchange for providing hash computation services to the pool, the Company is entitled to pay-per-share base amount and transaction fee reward compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined and transaction fees that could have been awarded using the Company’s hash computation services, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation, payable in bitcoin, regardless of whether the pool operator successfully records a block to the bitcoin blockchain.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital currency is considered noncash consideration, fair value of the digital currency award received would generally be determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24-hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool, which is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital currency consideration to our designated digital currency wallet.
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.
Data Center Hosting
The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in digital currency. Because digital currency is considered noncash consideration, fair value of the digital currency award received is determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $1.8 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, and $1.4 million and $1.8 million during the three and nine months ended September 30, 2022, respectively.
Digital currency, net
Digital currency, net is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as in exchange for data center hosting services which are accounted for in connection with the Company’s revenue recognition policy disclosed above. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture. Digital currency is included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital currency to support operations within the next twelve months. The Company sells its digital currency on a first-in-first-out basis.
Digital currency is accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test.
The Company has elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicate that it is more likely than not that its bitcoin are impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin is identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses is prohibited. The Company recognized

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
impairment of digital currency of $0.9 million and $2.2 million during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.7 million during the three and nine months ended September 30, 2022, respectively.
Digital currency awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of digital currency are included within cash flows from operating activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses on the consolidated statements of operations. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosures of noncash investing activities.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity but excludes depreciation which is separately presented. Cost of revenue for data center hosting is comprised primarily of direct costs of electricity, labor and internet provision.
Stock-based Compensation
The Company periodically issues restricted stock units (“RSUs”) to employees and non-employees in non-capital raising transactions for services. In accordance with the authoritative guidance for share-based payments FASB ASC 718 “Compensation – Stock Compensation,” the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For RSUs with time-based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions, the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. The Company has not issued stock options.
Expense for RSUs is recognized on a straight-line basis over the employee’s or non-employee’s service period, including the derived service period for RSUs with market conditions. Stock-based compensation for RSUs with market conditions is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for RSUs with market conditions is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net income (loss) and the related cash flows are classified within operating activities.
Power Curtailment Credits
Proceeds related to participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations in the period corresponding to the underlying associated demand response program period. The Company recorded demand response program amounts of approximately $1.7 million and $2.5 million during the three and nine months ended September 30, 2023, respectively, and $0.1 million during each of the three and nine months ended September 30, 2022.
Other Income
Other income consists primarily of interest income on bank deposits. The Company recorded other income of $0 and $39,000 during the three and nine months ended September 30, 2023, respectively, related to a disgorgement of short-swing profits arising from trades by a non-management insider under Section 16(b) of the Securities and Exchange Act of 1934.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of September 30, 2023 include convertible preferred stock, common stock warrants and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2022 include convertible preferred stock, convertible promissory notes, common stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of September 30, 2023, the Company would issue approximately 1.1 million shares of Common Stock. As of September 30, 2023, Common Stock warrants outstanding were 49,120,642 with a weighted average strike price of $0.58 and total RSUs outstanding were 6,422,632.
Concentrations
The Company and its joint venture have contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue from one data center hosting customer represents 9.5% and 12.7% of consolidated revenue for the three and nine months ended September 30, 2023, respectively, and represents 36.2% and 32.9% of consolidated revenue for the three and nine months ended September 30, 2022, respectively. The Company only operates bitcoin mining facilities. While the Company may choose to mine other digital currencies or pursue other data center services in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
NOTE 3 – BUSINESS COMBINATION, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
On December 13, 2021, the Company completed the Merger with RM 101 (formerly known as IKONICS Corporation) pursuant to which, among other things, the Company effectively acquired RM 101 and became a publicly traded company on the Nasdaq. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each shareholder of RM 101 as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of RM 101 then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of RM 101. Payments under the CVR Agreement are calculated quarterly, are paid on the sixtieth day after the respective quarterly calculation period and are subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The Company made a CVR payment in the amount of $3.9 million in February 2023 related to the quarterly calculation for the fourth quarter of 2022. The Company made a CVR payment in the amount of $5.7 million in May 2023 related to the quarterly calculation for the first quarter of 2023. The CVRs do not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs (the “CVR Holders”) will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of RM 101 after the eighteen-month anniversary of the closing of the Merger.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
this sale were included in restricted cash in the consolidated balance sheet. In February 2023, all escrowed funds were released to the Company.
In accordance with the CVR Agreement, as of September 30, 2023, the Company has made aggregate distributions of $9.6 million of proceeds to the CVR Holders. As of September 30, 2023, all RM 101 assets previously held for sale had been sold and the estimated remaining CVR liability of $1.4 million is included in contingent value rights in the consolidated balance sheet. The final CVR payment will be made on or about November 28, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$—	$2,203	$—	$11,028
Cost of goods sold	—	1,945	—	8,265
Gross profit	—	258	—	2,763
Selling, general and administrative expenses	4	760	65	3,375
Research and development expenses	—	148	—	437
Impairment on remeasurement or classification as held for sale	—	—	—	4,541
Loss on sale of net assets held for sale	—	239	—	239
Loss from discontinued operations before other income	(4)	(889)	(65)	(5,829)
Interest expense	—	(12)	—	(12)
Other income	—	—	23	6
Loss from discontinued operations before income tax	(4)	(901)	(42)	(5,835)
Income tax expense		—	—	(8)
Loss from discontinued operations, net of tax	$(4)	$(901)	$(42)	$(5,843)
Loss from discontinued operations, net of tax in the consolidated statement of operations also includes a loss on CVR remeasurement of $64,000 for each of the three and nine months ended September 30, 2023 and includes a gain on CVR remeasurement of $0 and $1.4 million for the three and nine months ended September 30, 2022, respectively. Total cash flows provided by (used in) operating activities from discontinued operations was $0.3 million and $(1.3) million in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, respectively.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of September 30, 2023 (in thousands):

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Remeasurement Gain (Loss)
Contingent consideration liability - Contingent Value Rights	$1,366	$—	$1,366	$—	$(64)
	$1,366	$—	$1,366	$—	$(64)
The following table illustrates the financial instruments measured at fair value on a non-recurring basis segregated by hierarchy fair value levels as of December 31, 2022 (in thousands):

	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Remeasurement Gain (Loss)
Contingent consideration liability - Contingent Value Rights (1)	$10,900	$—	$10,900	$—	$1,100
	$10,900	$—	$10,900	$—	$1,100
(1)During the three months ended March 31, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing and sale of the underlying assets.
The Company has determined the long-term debt fair value as of September 30, 2023 is approximately $135.1 million (see Note 9). The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, amounts due from related parties, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of September 30, 2023 and December 31, 2022, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 15), in connection with a Common Stock exchange agreement (see Note 14) and on a standalone basis (see Note 14), (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14) and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11).
The Company utilized a Black-Scholes option pricing model and the application of a discount for lack of marketability (“DLOM”) to value its Common Stock warrants issued in connection with the New Term Facility and to value its Common Stock warrants issued in connection with the Fifth Amendment (each as defined in Note 9). The DLOM is applied primarily due to contractual restrictions on the exercise of the respective warrants. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and DLOM. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants, which is assumed to be equivalent to their contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company applied a DLOM of 20% to value its Common Stock warrants issued in connection with the New Term Facility and applied a DLOM of 30% to value its Common Stock warrants issued in connection with the Fifth Amendment.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 5 – BITCOIN
The following table presents the Company’s bitcoin activity (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$183	$—
Bitcoin received from mining pool and hosting services	41,936	10,810
Bitcoin received as distribution from investee	11,682	—
Impairment	(2,231)	(1,457)
Disposition	(50,687)	(9,170)
Bitcoin exchanged for goods or services	(269)	—
Ending balance	$614	$183
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Miners	$100,337	$71,114
Construction in process	12,731	32,360
Leasehold improvements	62,880	29,880
Equipment	15,613	7,208
Vehicles	104	—
Deposits on miners	16,347	57,626
	208,012	198,188
Less: accumulated depreciation	(26,718)	(6,667)
	$181,294	$191,521
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $0 and $2.2 million for the three and nine months ended September 30, 2023, respectively, and $1.9 million and $4.3 million for the three and nine months ended September 30, 2022, respectively.
Depreciation expense was $8.2 million and $20.1 million for the three and nine months ended September 30, 2023, respectively, and $1.5 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.
NOTE 7 – LEASES
Effective in May 2021, the Company entered into a ground lease (the “Ground Lease”) related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease originally had an initial term of five years and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined.
In July 2022, the Ground Lease was amended to increase the initial term of the lease to eight years and to amend certain other non-financial sections to adjust environmental obligations, site access rights and leasehold mortgage rights. In September 2022, the Company issued 8,510,638 shares with a fair value of $11.5 million as compensation to the landlord for entering into the lease amendment. The Ground Lease, which is classified as an operating lease, was remeasured as of

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the date of the amendment, resulting in an increase of $11.2 million to both right-of-use asset and operating lease liability in the consolidated balance sheets. The Ground Lease remained classified as an operating lease based on the remeasurement analysis that utilized a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order.
For the three and nine months ended September 30, 2023, the Company recorded operating lease expense of $0.3 million and $1.0 million, respectively, including contingent expense of $37,000 and $0.1 million, respectively, in operating expenses – related party in the consolidated statements of operations and made cash lease payments of $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded operating lease expense of $0.4 million and $0.5 million, respectively, including contingent expense of $0.1 million and $0.2 million, respectively, in operating expenses – related party in the consolidated statements of operations and made cash lease payments $0.1 million and of $0.2 million, respectively. The remaining lease term based on the terms of the amended Ground Lease as of September 30, 2023 is 10.6 years.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of September 30, 2023 (in thousands):

Year ending December 31:
2023	$41
2024	163
2025	163
2026	163
2027	163
Thereafter	1,045
$1,738
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of September 30, 2023 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,738
Unamortized discount	780
Total operating lease liability	958
Current portion of operating lease liability	46
Operating lease liability, net of current portion	$912
During the nine months ended September 30, 2022, the Company entered into a short-term lease arrangement for digital currency miners. The term of the operating lease was two months and concluded in May 2022. There were no variable charges under this arrangement. For the three and nine months ended September 30, 2022, lease expense related to this arrangement of $0 and $1.3 million, respectively, was recorded in operating expenses in the consolidated statements of operations. The Company periodically enters into short term lease arrangements for operating equipment and recorded $0.1 million and $0.2 million under these short-term lease arrangements in operating expenses in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, and $0.3 million for each of the three and nine months ended September 30, 2022.
NOTE 8 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0.0% for each of the three and nine months ended September 30, 2023 and 0.54% for each of the three and nine months ended September 30, 2022. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets. During the three and

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
nine months ended September 30, 2022, the Company sold the net assets held for sale of IKONICS, resulting in a reversal of existing net deferred tax liabilities and a related tax benefit of $0.3 million recorded in income tax benefit in the consolidated statements of operations during each of the three and nine months ended September 30, 2022.
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of September 30, 2023 and 2022, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of September 30, 2023 and December 31, 2022 for the amount of deferred tax assets that will not be realized.
The Company has no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and nine months ended September 30, 2023 and 2022.
NOTE 9 – DEBT
Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Term loan	$146,000	$146,000
Debt issuance costs and debt discount	(21,168)	(21,095)
Property, plant and equipment finance agreement	97	—
	124,929	124,905
Less long-term debt due within one year	76,461	51,938
Total long-term debt, net of portion due within one year	$48,468	$72,967
On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust, National Association as administrative agent, which consisted of an original term loan facility of $123.5 million (the “Original Term Loan”). In July 2022, the Company entered into an amendment to the LGSA (the “First Amendment”) and borrowed $15.0 million at its closing (the “First Amendment Term Loan”). In October 2022, the Company entered into a third amendment to the LGSA (the “Third Amendment”) and borrowed $7.5 million at its closing (the “Third Amendment Term Loan” and, collectively with the Original Term Loan and First Amendment Term Loan, the “Term Loans”). The Term Loans bear an interest rate of 11.5% and have a maturity date of December 1, 2024. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. The interest rate may be increased, if applicable, to the cash interest rate on any junior capital raised plus 8.5%, if higher. As of September 30, 2023, no interest rate adjustments had been made under this provision. Subsequent to an amendment to the LGSA in March 2023 (the “Fifth Amendment,” as described below) and as of September 30, 2023, the Company is required to pay amounts subject to an excess cash flow sweep, as defined, on a quarterly basis which will automatically extend to the maturity of the Term Loans in the event the Company repays at least $40.0 million of the principal balance of the Term Loans by April 1, 2024. If the Company does not repay at least $40.0 million of the principal balance of the Term Loans by April 1, 2024, the Company shall repay 25.0% of the outstanding principal balance in quarterly installments beginning on April 8, 2024 through the maturity date. Interest payments were due quarterly in arrears prior to the Fifth Amendment and are due monthly in arrears subsequent to the Fifth Amendment. The Company has the option to prepay all or any portion of the Term Loans in increments of at least $5.0 million subject to certain prepayment fees for the Original Term Loan equal to (1) if paid prior to December 1, 2023, an amount of 3% of the prepaid principal and (2) if paid subsequent to December 1, 2023 but prior to the maturity date of the Term Loans, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loans are guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and its subsidiaries (except RM 101), as defined.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of September 30, 2023 and December 31, 2022, certain of the investors in the Term Loans were related parties due to cumulative voting control by members of the Company’s management and a member of the Company’s board of directors. As of September 30, 2023 and December 31, 2022, NovaWulf Digital Master Fund, L.P. and NovaWulf Digital Private Fund, LLC, held outstanding principal balances in the amount of $2.0 million and $15.7 million, respectively. In October 2023, all outstanding principal amounts held by NovaWulf Digital Master Fund, L.P. and NovaWulf Digital Private Fund, LLC were distributed to respective entities controlled by certain limited partners of NovaWulf Digital Master Fund, L.P. and all the members of NovaWulf Digital Private Fund, LLC., of which certain are members of Company management and a member of the Company's board of directors.
In connection with the Original Term Loan, the Company issued to the holders of the Original Term Loan 839,398 shares of Common Stock (the “Term Loan Equity”), which is a quantity of Common Stock which represented 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the closing of the Original Term Loan. In connection with the issuance of the Original Term Loan, the Company incurred aggregate issuance costs of approximately $4.0 million, in addition to a $1.2 million upfront fee. The aggregate issuance costs and the upfront fee were allocated to the Term Loan Equity and the Original Term Loan based on the relative fair value method in the amounts of $1.1 million and $4.1 million, respectively. For the Original Term Loan, this $4.1 million was included in debt discount along with the fair value of the Term Loan Equity, an amount of $25.7 million. The total of these items, an amount of $29.8 million, represented debt issuance costs and debt discount and was deducted from the Original Term Loan proceeds and was being accreted into the long-term debt balance over the term of the debt at an effective interest rate of 12.9%, which was in addition to the stated interest rate.
In July 2022, the First Amendment to the LGSA provided for an additional $50.0 million term loan facility (the “New Term Facility”). Pursuant to the New Term Facility, funds could have been drawn in three tranches. The First Amendment Term Loan represented the first tranche and was drawn at closing in July 2022, and the subsequent tranches of up to $35 million (the “Delayed Draw Term Loan Commitment”) may have been drawn at Company’s option prior to December 31, 2022, subject to certain conditions, including the raising of matching junior capital, as defined. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. In connection with the New Term Facility, the Company paid an upfront fee of $0.1 million and issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% (comprised of 2.0% related to the Delayed Draw Term Loan Commitment and 3.0% related to the First Amendment Term Loan) of the then fully diluted equity of the Company. In connection with the issuance of the New Term Facility, the Company also incurred aggregate issuance costs of approximately $1.5 million, in addition to the aforementioned upfront fee. If the Company drew subsequent tranches, it was required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% upon the issuance of a second tranche in the amount of $15.0 million and 4.25% upon issuance of a third tranche in the amount of $20.0 million, in each case as a percentage of the then fully diluted equity of the Company, respectively.
The Company determined that debt modification accounting applied in connection with the New Term Facility. Third party and upfront fees were allocated pro rata between the First Amendment Term Loan and the Delayed Draw Term Loan Commitment. Third-party fees of $0.4 million related to the First Amendment Term loan were expensed to interest expense in the consolidated statement of operations. Fees paid to lenders and the allocated value of the Common Stock warrants, an aggregate $3.5 million, related to the First Amendment Term Loan were included with the unamortized discount on the Original Term Loan and were being amortized as an adjustment of interest expense over the remaining term of the Term Loans at an effective rate of 13.1%, which was in addition to the stated interest rate.
Fees paid and the fair value of the Common Stock warrants related to the Delayed Draw Term Loan Commitment, an aggregate $3.4 million, were capitalized to other assets (the “Commitment Fee Asset”) and were amortized on a straight-line basis over the commitment period, which expired December 31, 2022. If a tranche of the Delayed Draw Term Loan

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Commitment was drawn, the then related carrying value of the Commitment Fee Asset was derecognized and a discount on debt was recorded and amortized over the term of the commitment drawn.
In October 2022, the Third Amendment to the LGSA divided the initial funding of up to $15.0 million of the Delayed Draw Term Loan Commitment under the First Amendment to the LGSA into two tranches of up to $7.5 million each. The Third Amendment Term Loan represented the first tranche and was borrowed upon the closing in October 2022. In connection with the Third Amendment, the Company entered into an amendment and restatement of the warrant agreement related to the New Term Facility. The amended and restated warrant agreement provides that holders thereto are entitled to additional warrants to purchase an aggregate number of shares of Common Stock equal to an incremental 3.75%, to be divided into two separate increments of 1.875% each, of the fully diluted equity of the Company, determined on the date of the funding of the two separate sub-tranches of $7.5 million each pursuant to the Third Amendment. In connection with the Third Amendment Term Loan, the Company issued warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share. The fair value of the Common Stock warrants and the related proportional carrying value of the Commitment Fee Asset, an aggregate $2.9 million, related to Third Amendment were included with the unamortized discount on the Original Term Loan and First Amendment Term Loan and were being amortized as an adjustment of interest expense over the remaining term of the Term Loans at an effective rate of 25.1%, which was in addition to the stated interest rate.
In March 2023, the Fifth Amendment to the LGSA eliminated mandatory amortization of the Term Loans through April 7, 2024, as long as the Company received aggregate net proceeds of at least $33.5 million from the issuance of equity or equity-linked securities by March 15, 2023 (such condition, the “Amortization Relief Condition”). The Company satisfied the Amortization Relief Condition on March 9, 2023. As a condition of the Fifth Amendment becoming effective, the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The quantity of the Penny Warrants and the Dollar Warrants include the final impact of anti-dilution protection for additional capital raising transactions by the Company of up to $5.0 million subsequent to the $33.5 million aggregate net proceeds associated with the Amortization Relief Condition. The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the common stock issuable upon exercise of the warrants described above.
The Company determined that debt modification accounting applied in connection with the Fifth Amendment. Because the First Amendment and the Fifth Amendment occurred within a twelve-month period, the debt terms that existed just prior to the First Amendment were applied in determining the appropriateness of the debt modification accounting model. The allocated value of the Penny Warrants and Dollar Warrants, an aggregate $16.0 million, related to the Fifth Amendment were included with the unamortized discount on the LGSA, as amended, and are being amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 19.7%, which is in addition to the stated interest rate.
During the three and nine months ended September 30, 2023, the Company amortized total debt issuance costs and debt discount of $6.0 million and $16.0 million, respectively, of which $6.0 million and $14.3 million, respectively, were recorded as interest expense in the consolidated statements of operations, $0 and $1.2 million, respectively, were capitalized interest in property, plant and equipment, net in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, and $0 and $0.5 million, respectively, were capitalized interest in equity in net assets of investee in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Principal maturities of outstanding long-term debt as of September 30, 2023 are as follows (in thousands):

Year ending December 31:
2023	$6,599
2024	139,443
2025	36
2026	19
Total principal maturities	$146,097
NOTE 10 – STANDBY EQUITY PURCHASE AGREEMENT AND CONVERTIBLE PROMISSORY NOTE
Standby Equity Purchase Agreement
In June 2022, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”). Pursuant to the SEPA, the Company had the right, but not the obligation, to sell to Yorkville, subject to certain limitations and conditions, up to $50.0 million of its shares of Common Stock, at the Company’s request any time during the commitment period commencing on June 2, 2022 and terminating on the earliest of (i) the first day of the month following the 36-month anniversary of the SEPA and (ii) the date on which Yorkville shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the commitment amount of $50.0 million. In addition to the Company’s right to request advances, subject to certain conditions precedent, the Company had the option to, but was not obligated to, effect a pre-advance loan with a principal amount of $15.0 million through the issuance and sale to Yorkville of a convertible promissory note (the “Promissory Note”). The Company elected to issue and sell the Promissory Note to Yorkville on June 2, 2022. Subject to the terms of the SEPA, the Company had the right to terminate the SEPA at any time, at no cost or penalty, upon five trading days’ prior written notice so long as there are no outstanding advances, no outstanding balance on the Promissory Note and no other amounts owed to Yorkville. No termination of the SEPA affects the indemnification provisions contained within the SEPA, which provisions survive a termination. The SEPA was terminated in December 2022. No advances occurred while the SEPA was outstanding.
Yorkville Convertible Promissory Note
In June 2022, the Company issued the Promissory Note to Yorkville, which was issued with a 2.0% original issue discount, for proceeds of $14.7 million. The maturity date of the $15.0 million Promissory Note was originally November 25, 2022 and the Company was required to pay the outstanding principal balance in five monthly $3.0 million payments commencing July 27, 2022. Upon reasonable advance notice, the Company had the right to defer 50% of a monthly payment amount due on two such monthly payments to later dates to be mutually agreed by the Company and Yorkville. In July 2022, $1.5 million of the $3.0 million July monthly payment amount was deferred until the October 2022 monthly payment due date. In August 2022, $1.5 million of the $3.0 million August monthly payment amount was deferred until the November 2022 monthly payment due date. The Promissory Note, which bore an interest rate of 4.0% and had an initial conversion price of $3.75 per share of Common Stock, may have been repaid with the proceeds of a sale of Common Stock to Yorkville or repaid in cash and, if repaid in cash, together with a cash payment premium originally of 6.0%, provided that if the Company’s Common Stock market price, as defined, was less than $2.25 per share, the cash payment premium would have been 4.0%. In October and November 2022, the Company amended and restated the Promissory Note to, among other things, change the then-existing repayment schedule, change the cash payment premium to 12.0% and change the conversion price. The Company determined that extinguishment of debt accounting applied to the October 2022 amendment and restatement because the change in the fair value of the embedded conversion feature was greater than 10% of the carrying value of the Promissory Note immediately prior to the modification. The Company recorded a loss on debt extinguishment of $2.1 million in the consolidated statement of operations for the year ended December 31, 2022. This extinguishment loss was primarily related to the change in the fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the A&R Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification. The Company determined that debt modification accounting applied to the November 2022 amendment and restatement. The $20,000 change in the fair value of the embedded conversion feature was accounted for as a debt discount and amortized as an adjustment of interest expense over the remaining term of the Second A&R Promissory Note at an effective rate of 3.1%. No portion of the Second A&R Promissory Note was converted into shares of Common Stock and the Second A&R Promissory Note was paid in full in December 2022.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Convertible Promissory Notes
In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended. The Convertible Notes, which contained usual and customary antidilution provisions, had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4%, which would have increased to 15% upon the occurrence of an event of default, as defined. The Convertible Notes were originally automatically convertible into shares of equity securities of the Company upon the closing of a Qualified Financing, as defined in the Convertible Notes as the issuance and sale of equity securities with an aggregate gross sales price of not less than $5.0 million, with certain sales of equity securities excluded, at a conversion price equal to the price per share paid by the investors purchasing such equity securities in such Qualified Financing. The Convertible Notes originally embodied an unconditional obligation to settle a fixed monetary amount with, upon a Qualified Financing, with a variable number of shares and was initially considered potentially share settled debt. In December 2022, the Company entered into a private placement (see Note 14) which met the definition of a Qualified Financing and contemporaneously amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price. The Company determined that debt modification accounting applied in connection with the December 12, 2022 amendment to the Convertible Notes. There was no change to the effective interest rate as the result of this amendment. As a result of the private placement, the conversion price was $0.40 per share of Common Stock. The Convertible Notes are included in convertible promissory notes in the consolidated balance sheet as of December 31, 2022. In January 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 14). In March 2023, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.
In January 2023, the Company entered into a convertible promissory note (the “January Convertible Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.3 million. The January Convertible Note had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4.0%. The January Convertible Note was automatically convertible into Common Stock on the third business day following the Shareholder Approval Date (the “Conversion Date”) at a conversion price equal to the lowest price per share paid by investors purchasing equity securities in any sale of equity securities by the Company between November 25, 2022 and the Conversion Date with an aggregate gross sales price of not less than $5 million, subject to certain exclusions set forth in the January Convertible Note. The conversion price was $0.40 per share of Common Stock upon issuance. In March 2023, the January Convertible Note and accrued but unpaid interest were converted into 3,134,932 shares of Common Stock.
NOTE 11 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) with a related party of the Company and (3) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0 and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0 and $1.6 million for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2023, the Company received bitcoin distributions from Nautilus with a fair value of $11.7 million. The Company received no bitcoin distributions in 2022.
In August 2022, the Members entered into an amended and restated Joint Venture agreement (the “A&R Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
provide for greater Talen board participation, among other changes. As allowed under the A&R Agreement, the Company structured its capital contributions to achieve a targeted a 25% ownership interest in Nautilus.
In March 2023, the Company entered into a second amended and restated limited liability company agreement for Nautilus (the “Second A&R Nautilus Agreement”). Under the Second A&R Nautilus Agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Distributions are made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. Pursuant to the terms of the Second A&R Nautilus Agreement, the Nautilus Cryptomine Facility initially requires 200 MW of electric capacity. Prior to May 13, 2024, the Company may elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50 MW, funded solely by the Company. If the Company makes such an election, the Talen Member may, within twelve months thereof, elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to an additional 50 MW, funded solely by the Talen Member, for a total capacity of up to 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.
In March 2021, TeraCub executed an agreement for the purchase of bitcoin miners from MinerVA Semiconductor Corp. (“MinerVA”) for a total of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “MinerVA Purchase Agreement”). Concurrently with the execution of the Joint Venture agreement, TeraWulf assigned the MinerVA Purchase Agreement to Nautilus. Prior to December 31, 2022, total payments of $40.5 million were made under the MinerVA Purchase Agreement. Production delays at MinerVA’s factory impacted the initial pricing and delivery schedule. Accordingly, Nautilus and MinerVA have deemed all payments made to date to apply to the initial approximate 9,000 miners shipped or to be shipped. As of the date at which these financial statements were available to be issued, Nautilus had not amended the MinerVA Purchase Agreement.
In June 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and March 2022 under one agreement (the “Q1 2022 Bitmain Agreement’) and 5,000 miners each between April 2022 and September 2022 under a second agreement (the “Q2 2022 Bitmain Agreement” and, together, the “Bitmain Purchase Agreements”). During the nine months ended September 30, 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. As of December 31, 2022, the Q1 2022 Bitmain Agreement was concluded with all parties performing under the contract. In September 2022, the Q2 2022 Bitmain Agreement was cancelled whereby each Member received a $31.2 million credit with Bitmain to use at the respective Member’s discretion (the “Bitmain Credit”). See Note 12. The Company recorded a distribution from the Joint Venture whereby equity in net assets of investee was reduced and property, plant and equipment, net was correspondingly increased by the $31.2 million distributed credit in the consolidated balance sheet as of December 31, 2022.
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
The Company’s direct payments to MinerVA and Bitmain, among others, on behalf of Nautilus for the nine months ended September 30, 2022, are included in investments in joint venture related to direct payments made on behalf of joint venture

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Payment of TeraWulf 50% share of Bitmain deposits	$—	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	—	(11,402)
Direct investments in joint venture and payments made on plant and equipment contributed to joint venture	(2,845)	(26,395)
Investments in joint venture, including direct payments made on behalf of joint venture	$(2,845)	$(37,797)

Payment of Talen 50% share of Bitmain deposits	$—	$(11,402)
Other reimbursable payments	—	(339)
Reimbursable payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$—	$(11,741)

Talen reimbursement of 50% share of Bitmain deposits	$—	$11,402
Other reimbursable payments	—	314
Reimbursement of payments for deposits on plant and equipment made on behalf of joint venture or a joint venture partner	$—	$11,716
Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of September 30, 2023 (in thousands, except for percentages):

	%	Initial Investment	Additional Investment, Net	Net loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions (1)	Company’s Maximum Exposure to Loss in Entity (2)
Entity	Ownership
Nautilus	25.0%	$18,000	$117,420	$29,863	$105,557	$—	$105,557
(1)The Members may mutually agree on changes to the Nautilus facility, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Nautilus facility, which could reduce the amount of investments each Member may be required to provide.
(2)The maximum exposure at September 30, 2023 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which were required for the initial phase of the Nautilus facility buildout.
Due to the change in Member ownership percentage and governance rights under the A&R Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. During the nine months ended September 30, 2023, Talen elected to push down an additional fair value adjustment to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture. The

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
condensed results of operations for the three and nine months ended September 30, 2023 and 2022 and the condensed financial position as of September 30, 2023 and December 31, 2022 of Nautilus are summarized below (in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2023	2022	2023	2022
Condensed statement of operations information:
Revenue	$29,106	$—	$70,929	$—
Operating expense	27,619	2,909	67,646	6,654
Net income (loss)	$1,487	$(2,909)	$3,283	$(6,654)

	September 30, 2023 (1)	December 31, 2022 (1)
Condensed balance sheet information:
Current assets	$14,876	$28,986
Noncurrent assets	182,977	154,552
Total assets	$197,853	$183,538

Current liabilities	$13,981	$12,864
Noncurrent liabilities	27,641	—
Equity	156,231	170,674
Total liabilities and equity	$197,853	$183,538
(1)The condensed statement of operations information for the three and nine months ended September 30, 2023 and 2022 and the condensed balance sheet information as of September 30, 2023 and December 31, 2022 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 “Business Combinations,” have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.
In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company. If the Exchange Miners were not delivered by September 30, 2022, the Nautilus co-venturer would have been entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners. During the nine months ended September 30, 2022, the Nautilus Miners were received and recorded at fair value to property, plant and equipment, net in the amount of $16.0 million with a corresponding recognition of an exchange miner liability of the same amount. The A&R Agreement removed the Company’s obligation to deliver the Exchange Miners to the Joint Venture. Accordingly, the Company derecognized the miner exchange liability and recorded a $16.8 million reduction in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022 and recorded a loss on nonmonetary miner exchange of $0.8 million in the consolidated statement of operations for the three and nine months ended September 30, 2022.
In September 2022, the Company, as allowed under the A&R Agreement and because its Lake Mariner Facility was operational, transferred 2,500 Bitmain S19j Pro miners from Nautilus to its Lake Mariner Facility. Accordingly, the Company recorded the miners at an estimated fair value of $4.8 million, determined based on a contemporaneous observed market price for identical assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $16.3 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2022 and recorded a loss of $11.5 million as a component of equity in net loss of investee, net of tax in the consolidated statements of operations for the three and nine months ended September 30, 2022.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In February, March and April 2023, the Company, as allowed under the A&R Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Facility, including certain miners that have yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.5 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of September 30, 2023 and recorded a loss of $0 and $13.6 million as a component of equity in net loss of investee, net of tax in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.
As contemplated in the A&R Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million and $11.6 million, respectively. Accordingly, as of September 30, 2023 and December 31, 2022, the Company increased the equity in net assets of investee balance by $36.7 million and $11.6 million, respectively, and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheets.
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
On December 15, 2021, the Company entered into a Non-fixed Price Sales and Purchase Agreement with Bitmain for the purchase of 15,000 S19XP miners, with originally scheduled monthly deliveries of 2,500 miners each between July 2022 and December 2022 (the “Third Bitmain Purchase Agreement”) for a total purchase price of $169.1 million. In September 2022, the Company cancelled the September and October 2022 batches and payments previously made for these monthly batches were applied to other payment obligations under the contract. Additionally, certain amounts from the Bitmain Credit were applied to the Third Bitmain Purchase Agreement. Subsequently, the Company cancelled the November and December 2022 batches and payments previously made and credits previously applied to this agreement became available as account credits for use in new purchasing arrangements with Bitmain. The Company considers the Third Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments were due as of December 31, 2022.
In September 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,400 S19XP miners and 2,700 S19 Pro miners, with originally scheduled monthly deliveries between October 2022 and January 2023 (the “September 2022 Bitmain Purchase Agreements”) for a total purchase price of $23.7 million. The purchase price was satisfied through application of the balance of the Bitmain Credit. The Company considers the September 2022 Bitmain Purchase Agreements to be concluded as no further Bitmain miner deliveries or Company payments were due as of September 30, 2023.
In November 2022, the Company entered into two Future Sales and Purchase Agreements with Bitmain for the aggregate purchase of 3,600 S19XP miners and 2,750 S19 Pro miners, with originally scheduled monthly deliveries between

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
November 2022 and February 2023 (the “November 2022 Bitmain Purchase Agreements”) for a total purchase price of $24.9 million. The purchase price was satisfied through application of the available account credits. The Company considers the November 2022 Bitmain Purchase Agreements to be concluded as no further Bitmain miner deliveries or Company payments were due as of September 30, 2023.
In December 2022, the Company entered into a Future Sales and Purchase Agreement with Bitmain for the aggregate purchase of 14,000 S19 Pro miners, with originally scheduled monthly deliveries commencing December 2022 (the “December 2022 Bitmain Purchase Agreement”) for a total purchase price of $22.4 million. The purchase price was satisfied through application of the available account credits. The Company considers the December 2022 Bitmain Purchase Agreement to be concluded as no further Bitmain miner deliveries or Company payments were due as of September 30, 2023.
In July 2023, the Company entered into a Future Sales and Purchase Agreement with Bitmain Technologies Delaware Limited ("Bitmain Delaware") for the aggregate purchase of 15,138 S19j XP miners, with an option to receive an additional 3,362 miners, pursuant to certain payment timing conditions, for delivery in the fourth quarter of 2023 (the “July 2023 Bitmain Agreement”) for a total purchase price of $75.4 million. The Company is entitled to apply coupons equivalent to 30% of the total purchase price, resulting in an estimated effective purchase price of $53.4 million for the total of 18,500 miners. As of September 30, 2023, the Company had made payments of $14.3 million, including purchase of coupons, representing 27% of the effective purchase price.
In September 2023, the Company entered into a binding letter of intent with Bitmain Development PTE. Ltd. ("Bitmain PTE"), for the purchase of at least 1,200 PH of Antminer S21 miners, pursuant to which the Company paid a security deposit of $1.2 million during the nine months ended September 30, 2023. The purchase price per Antminer S21 remains subject to confirmation by Bitmain PTE. If, following receipt of Bitmain PTE's notice of the Antminer S21 purchase price, the Company elects not to purchase the applicable quantity of Antminer S21 miners, the $1.2 million security deposit will be credited to the Company's account with Bitmain PTE. If the Company elects to purchase the applicable quantity of Antminer S21 miners at a time when they are out of stock, the Company is entitled to a refund of its $1.2 million security deposit.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
No dividends were paid during the nine months ended September 30, 2023 and 2022. Cumulative dividends of $1.6 million were accumulated and accreted to liquidation preference as of September 30, 2023. As of September 30, 2023, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $11.1 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.1 million shares of Common Stock.
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
TeraWulf’s Certificate of Incorporation as of September 30, 2023 provides for authorized shares of 500,000,000, divided into (a) 400,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of September 30, 2023.
In March 2022, the Company concluded a private placement of 271,447 of unregistered Common Stock for proceeds of $2.1 million to an entity controlled by a member of Company management (the “Subscriber”). The Subscriber is entitled to customary registration rights as reasonably agreed between the Subscriber and the Company.
In April 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), pursuant to which the Company issued and sold to the Underwriter

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In April 2022, the Company entered into a sales agreement (the “ATM Sales Agreement“) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (“D.A. Davidson“), pursuant to which the Company may offer and sell, from time to time, through or to the agents thereunder, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “ATM Program”). The ATM Sales Agreement replaced a similar agreement with B. Riley Securities, Inc. and D.A. Davidson. Following the Company's and D.A. Davidson's agreement to terminate the ATM Sales Agreement with respect to D.A. Davidson effective August 7, 2023, the ATM Sales Agreement was further amended on August 11, 2023, adding Northland Securities, Inc. and Compass Point Research & Trading, LLC as agents (all four agents, collectively, the“ATM Agents“). The Company is not obligated to sell any shares under the ATM Program. The Company will pay the ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the Shares by the Company under the ATM Program are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the nine months ended September 30, 2023, the Company sold pursuant to the ATM Program 13,898,895 shares of Common Stock for net proceeds of $27.0 million. During the nine months ended September 30, 2022, the Company sold pursuant to the ATM Program 2,910,909 shares of Common Stock for net proceeds of $9.7 million. As of September 30, 2023, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $162.2 million.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to the Unit Subscription Agreements, the Company sold 7,481,747 units, each consisting of one share of the Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million based on an offering price equal to the trailing 10-day volume weighted price of $1.26 for each Common Share plus one warrant. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. In connection with the Unit Subscription Agreements, the Company and the October Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the October Purchasers with respect to the shares of Common Stock underlying the October Warrants. The Company allocated the proceeds between the Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. In January 2023, certain of these investors agreed to amend the terms of their October Warrants such that their warrants would become exercisable only after the Shareholder Approval Date.
In December 2022, the Company entered into subscription agreements or unit subscription agreements with certain accredited and institutional investors in privately negotiated transactions (the “December Purchasers”) as part of a private placement (the “December Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to these agreements, the Company issued for an aggregate purchase price of $6.7 million (i) 16,850,000 shares of Common Stock at a purchase price of $0.40 per share of Common Stock and (ii) 11,250,000 warrants (the “December Warrants”) exercisable for 8,750,000 shares of Common Stock, at an exercise price equal to $0.40 per share of Common Stock. The December Warrants became exercisable on January 16, 2023 and expired on January 31, 2023. In connection with the issuance of the December Warrants, the Company and the December Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the December Purchasers with respect to the shares of Common Stock underlying the December Warrants. The Company allocated the proceeds between the Common Stock and the December Warrants based on the relative fair values of the financial instruments, with $5.4 million allocated to the Common Stock and $1.3 million allocated to the December Warrants. In January 2023, 50% of the December Warrants were exercised for proceeds of $1.8 million while the remaining 50% of the December Warrants expired. In January 2023, the Company entered into additional subscription agreements with certain December Purchasers pursuant to which such December Purchasers purchased from the Company shares of Common Stock, at a purchase price of $0.40 per share of Common Stock, in private placement transactions

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.8 million (the “January Private Placement”). The January Private Placement effectively replaced the then 50% unexercised December Warrants at the same purchase price of $0.40 per share of Common Stock. The closing of the January Private Placement was subject to certain conditions, including the completion of a $30 million equity capital raise by the Company, which may have been unilaterally waived by the December Purchasers, and the receipt of shareholder approval of an increase to issued and unauthorized shares of Common Stock. Pursuant to these Common Stock subscription agreements, the Company agreed to provide customary registration rights to the certain December Purchasers. These Common Stock subscription agreements contain customary representations, warranties, covenants and are subject to customary closing conditions and termination rights. The funds pursuant to the additional subscription agreements were received during the three months ended March 31, 2023 and the shares of Common Stock were issued in April 2023.
In January 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investor entities controlled by members of Company management (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company 2,380,952 warrants, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $0.00001 per share of Common Stock (the “January 2023 Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of Common Stock of $1.05 for a total of 2,380,952 shares of Common Stock and (b) warrant agreements (the “Warrant Agreements”) with such Warrant Investors. The Warrant Agreements governed the terms and conditions of the January 2023 Warrants, which were exercisable beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred on the Shareholder Approval Date, and would have expired on December 31, 2023. The Warrant Investors are entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the Warrant Subscription Agreements. The January 2023 Warrants were exercised and 2,380,952 shares of Common Stock were issued in April 2023.
In January 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with an entity controlled by a member of management (the “Exchanging Shareholder”). Pursuant to the Exchange Agreement, the Exchanging Shareholder exchanged a total of 12,000,000 shares of Common Stock for 12,000,000 new warrants issued by the Company (the “New Exchange Warrants”) in a private exchange exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act. The reacquired shares of Common Stock were not retired. The New Exchange Warrants were exercisable at a strike price of $0.0001 per share beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred on the Shareholder Approval Date, and would have expired on December 31, 2023. The Exchanging Shareholder is entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the New Exchange Warrants. The Exchange Agreement contains customary representations, warranties, covenants and is subject to customary closing conditions and termination rights. The New Exchange Warrants were exercised and 12,000,000 shares of Common Stock were issued in April 2023.
In February 2023, the Company commenced an underwritten public offering of 36,764,706 shares of Common Stock at $0.68 per share (the “Offering”). JonesTrading Institutional Services LLC, as representative of the several underwriters (the “Underwriters”) and pursuant to an underwriting agreement (the “Underwriting Agreement”), acted as book-running manager for the Offering. The Underwriting Agreement includes customary representations, warranties and covenants by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, under the terms of the Underwriting Agreement, the Company agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the Underwriters may be required to make in respect of these liabilities. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day over-allotment option to purchase up to an additional 5,514,705 shares of its Common Stock, of which the Underwriters elected to purchase 4,000,000 of the over-allotment prior to the close of the Offering. The Offering closed on March 1, 2023 and the Company issued 40,764,706 shares of Common Stock and received net proceeds under the Offering of $26.6 million. The Common Stock was issued pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-262226).
In February 2023, the Company entered into subscription agreements with certain accredited investors (the “February Common Stock Investors”), pursuant to which the February Common Stock Investors purchased 1,386,467 shares of Common Stock at a purchase price of $0.68 per share for net proceeds to the Company of $0.9 million. The purchase funds were received during the three months ended March 31, 2023 and the shares of Common Stock were issued in April 2023. The private placement transaction was exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the nine months ended September 30, 2023, 2,740,587 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $27,000. For the nine months ended September 30, 2022, no such warrant exercises occurred.
No dividends were declared during the nine months ended September 30, 2023 and 2022.
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. Additionally, during the three and nine months ended September 30, 2023 the Company issued 20,715 and 341,503 shares of Common Stock, respectively, to Board of Director members for payment of quarterly fees in lieu of cash payments. For the three and nine months ended September 30, 2023, stock-based compensation expense was $1.4 million and $4.0 million, respectively. For the three and nine months ended September 30, 2022, stock-based compensation expense was $0.6 million and $1.1 million, respectively.
During the nine months ended September 30, 2023, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of RSU awards, authorized the withholding of an aggregate of 500,494 shares of the Company’s Common Stock to satisfy statutory withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance.
The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the nine months ended September 30, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	1,931,187	$2.87
Granted	6,872,358	$0.43
Vested	(4,797,854)	$0.72
Forfeited/canceled	—	$-
Unvested as of September 30, 2023	4,005,691	$1.27
RSUs granted as set out in the table above include RSUs representing 3,900,000 shares with vesting based on market conditions tied to the Company’s stock price achieving a stated price for 45 consecutive trading days. The requisite service period for grants, including derived service periods for RSUs with market conditions, is between one and three years. As of September 30, 2023, there was $4.1 million of unrecognized compensation cost related to unvested employee and Board of Directors members RSUs. The amount is expected to be recognized over a weighted average period of 0.7 years. The shares of Common Stock related to 2,400,000 vested awards included in the unvested restricted stock units table above were issued subsequent to September 30, 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding Board of Directors members, during the nine months ended September 30, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2022	82,645	$1.21
Granted	2,870,564	$0.82
Vested	(345,423)	$1.14
Forfeited/canceled	(190,845)	$0.70
Unvested as of September 30, 2023	2,416,941	$0.80
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of September 30, 2023, there was $1.5 million of unrecognized compensation cost related to unvested non-employee, excluding Board of Director members, RSUs. The amount is expected to be recognized over a weighted average period of 1.0 years.
NOTE 16 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the nine months ended September 30, 2023 and 2022, the Company paid Beowulf E&D $16.4 million and $11.0 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility. For the three and nine months ended September 30, 2023, selling, general and administrative expenses – related party in the consolidated statements of operations includes $4.5 million and $10.1 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $0.5 million and $1.0 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. For the three and nine months ended September 30, 2022, selling, general and administrative expenses – related party in the consolidated statements of operations includes $3.0 million and $8.2 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $0.1 million and $0.3 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of September 30, 2023, $0.7 million is included in prepaid expenses, $1.4 million is included in other amounts due to related parties and $7.1 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2022, $0.8 million is included in prepaid expenses, $3.0 million, including $2.2 million related to the Payment Netting Agreement, is included in amounts due to related parties and $5.9 million is included in property, plant and equipment, net in the consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Services Agreement also provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. As of December 31, 2022, the Company considered it probable that the first performance milestone of 100 MW of mining load deployed by the mining facilities would be met, and it was met in April 2023. In September 2023 the Company and Beowulf E&D agreed to settle the $15.0 million share based liabilities due to related party by issuing 2,460,513 shares of the Company's Common Stock with a fair value of $3.4 million and the Company recorded the remaining reduction to the share based liabilities due to related party of $11.6 million to additional paid-in capital during each of the three and nine months ended September 30, 2023. As of September 30, 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities will be met. Accordingly, the Company recognized $2.1 million in expense during each of the three and nine months ended September 30, 2023, which is included within selling, general and administrative expense – related party in the consolidated statements of operations and recognized corresponding share based liabilities due to related party in the consolidated balance sheet. As of September 30, 2023 and December 31, 2022, $2.1 million and $14.6 million, respectively, are included in share based liabilities due to related party in the consolidated balance sheets.
NOTE 17 – SUBSEQUENT EVENTS
In October 2023, the Company repaid $5.5 million of the outstanding principal balance of the Term Loans in accordance with the excess cash flow sweep provision of the Fifth Amendment to the LGSA. The payment represented 80% of the estimated excess cash flow sweep for the quarter ended September 30, 2023. The true-up excess cash flow sweep principal payment in the amount of approximately $1.1 million will be made on or about November 14, 2023.
Subsequent to September 30, 2023 and through to November 10, 2023, the Company sold, pursuant to the ATM Program, 4,584,131 shares of Common Stock for net proceeds of $5.3 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements. See “Forward-Looking Statements.”
Overview
We are a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf’s principal business consists of developing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company's fully integrated bitcoin mining facilities in the United States use nuclear, hydro and solar energy sources, and currently consume over 91% zero-carbon energy to produce bitcoin, with the mission of utilizing 100% zero-carbon energy. TeraWulf began trading on Nasdaq under the symbol “WULF” on December 14, 2021, following its successful strategic business combination with RM 101 Inc. (formerly known as IKONICS Corporation).
Bitcoin Mining
Bitcoin was introduced in 2008 with the goal of serving as a digital means of exchanging and storing value. Bitcoin is a form of digital currency that depends upon a consensus-based network and a public ledger called a “blockchain,” which contains a record of every bitcoin transaction ever processed. The bitcoin network (the "Bitcoin Network") is the first decentralized peer-to-peer payment network, powered by users participating in the consensus protocol, with no central authority or middlemen, that has wide network participation. The authenticity of each bitcoin transaction is protected through digital signatures that correspond with addresses of users that send and receive bitcoin. Users have full control over remitting bitcoin from their own sending addresses. All transactions on the bitcoin blockchain are transparent, allowing those running the appropriate software to confirm the validity of each transaction.
To be recorded on the blockchain, each bitcoin transaction is validated through a proof-of-work consensus method, which entails solving complex mathematical problems (the “hash riddle”) to validate transactions and post them on the blockchain. This process is called mining. Bitcoin miners are the work horses of the Bitcoin Network. Miners are rewarded with bitcoins, both in the form of newly-created bitcoins and fees in bitcoin, for successfully validating transactions (a block) by solving the mathematical problems and providing hash computation services to the network and maintaining the bitcoin ledger. Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play important roles in mining.
Bitcoin miners, such as TeraWulf, invest in a computation network (mining rigs with application-specific integrated circuit ("ASIC") chips) and purchase power to probabilistically win the right to validate blocks, and earn bitcoin in return, either through the direct participation on the Bitcoin Network or through participation in a mining pool. The bitcoin reward schedule to the miners represents the supply curve of bitcoin. Bitcoin is a unique commodity with an inelastic supply curve because only 21 million fixed bitcoin can be mined until the year 2140 of which approximately 19.5 million bitcoin have been issued thus far. In addition, the bitcoin reward issued to miners is cut by half every 4 years, which is commonly referred to as the “halving” event. The halving is a software nuance in bitcoin’s code that reduces the block reward by 50% after every 210,000 blocks are validated/mined. The first bitcoin block was mined January 3, 2009, and block rewards have declined from 50 bitcoin per block at inception to 6.25 bitcoin per block today, which is expected to decline to 3.125 in or around April 2024, the next anticipated halving date.
Our two bitcoin mining facilities participate in a mining pool operated by Foundry Digital LLC. As of September 30, 2023, our operating mining units are currently producing an average of approximately 5.0 exahash per second (“EH/s") of hashrate. In bitcoin mining, “hashrate” is a measure of the computing and processing power and speed by which a mining computer mines and processes transactions on the Bitcoin Network. “Network hashrate” is the total hashrate dedicated to solving the hash riddle. If more miners enter the network, the hashrate increases; higher hashrate means faster riddle resolutions, for a given difficulty level. The bitcoin protocol automatically adjusts the difficulty level higher or lower every 2,016 blocks or approximately every two weeks, which keeps the system in equilibrium with a new block being mined every ten minutes. We are actively expanding our bitcoin mining business and expect to continue increasing our hashrate through 2024 and beyond as we expand our infrastructure at our wholly owned and operated Lake Mariner Facility in the State of New York (the “Lake Mariner Facility”), and seek strategic acquisition targets.
A company’s hashrate is generally considered to be one of the most important metrics for evaluating bitcoin mining companies. We obtain bitcoin as a result of our mining operations, and we sell bitcoin on a daily, weekly, and monthly basis to support our operations and strategic growth. We do not currently plan to engage in regular trading of bitcoin (other than as necessary to convert our bitcoin to U.S. dollars) or to engage in hedging activities related to our holding of bitcoin; however, our decisions to hold or sell bitcoin at any given moment in time may be impacted by the bitcoin market, which has been historically characterized by significant volatility. We do not hold, sell or transact in bitcoin or any other digital assets for anyone other than ourselves.
TeraWulf Bitcoin Mining Operations
TeraWulf commenced industrial scale bitcoin mining in March 2022 and is currently mining bitcoin and utilizing predominantly zero-carbon energy resources at two data centers: the Lake Mariner Facility located in upstate New York and the jointly owned Nautilus Cryptomine facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). As of September 30, 2023, these two industrial scale projects had a combined operating capacity of 5.5 EH/s with approximately 50,000 miners deployed, comprised of 34,000 operational miners at the Lake Mariner Facility (including 5,000 hosted miners) and 16,000 self-miners at the Nautilus Cryptomine Facility.
The Lake Mariner Facility
Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. As of the date of this Quarterly Report, the Lake Mariner Facility is operating approximately 110 megawatt ("MW") of bitcoin mining capacity comprised of two approximately 50 MW buildings and approximately 10 MW located on the turbine deck of the former coal plant. As recently announced, the Company is currently expanding its Lake Mariner Facility with the addition of a third building, which will house an incremental 43 MW of bitcoin mining capacity. The Company has an agreement in place with the Power Authority of the State of New York for 90 MW of energy to support its bitcoin mining operations, and the Lake Mariner Facility has the ability to scale up to 500 MW of bitcoin mining capacity.
As of September 30, 2023, we own approximately 30,000 miners of which approximately 29,000 are operational at the Lake Mariner Facility and the remainder undergoing maintenance or on standby to replace miners under repair, excluding the 5,000 hosted miners. Our miners are primarily comprised of Bitmain Antminer S19 series. Our fleet of miners range in age from 0.2 to 1.3 years and have an average age of approximately 0.6 years. We do not have scheduled downtime for our miners; however, while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. Our fleet of miners at the Lake Mariner Facility has a range of energy efficiency from 22 to 39 joules per terahash ("j/th") and has an average energy efficiency of 28.8 j/th.
The majority of our revenue comes from our self-mined bitcoin, which we store and safeguard in a cold storage wallet held by our custodian, NYDIG Trust Company LLC, a duly chartered New York limited liability trust company.
The Nautilus Cryptomine Facility

Located in Berwick, Pennsylvania, Nautilus Cryptomine LLC (“Nautilus”) is a joint venture between TeraWulf and a subsidiary of Talen Energy Corporation (“Talen”). Nautilus currently owns a 200 MW bitcoin mining facility located adjacent to the 2.5 gigawatt ("GW") nuclear-powered Susquehanna Station, 2.3 GW of which are owned and operated by Talen. The Nautilus Cryptomine Facility represents the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy, which is contracted at a fixed rate of 2.0 cents per kilowatt hour ("kWh") for a term of five years with two successive three-year renewal options. Under the Nautilus joint venture agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest, each subject to adjustment based on relative capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of the date of this Quarterly Report, has an allotted 50 MW of bitcoin mining capacity at the Nautilus Cryptomine Facility. Prior to May 13, 2024, the Company has an option to increase its energy requirement at the Nautilus Cryptomine Facility by an incremental 50 MW at its own cost (for a total of 100 MW of bitcoin mining capacity attributable to TeraWulf). If the Company makes such an election, Talen may, within twelve months thereof, also elect to expand the energy requirement at the Nautilus Cryptomine Facility by up to an additional 50 MW, funded solely by Talen, for a total capacity of up to 300 MW at the Nautilus Cryptomine Facility. Upon such election, Nautilus will enter into an additional energy supply agreement with Talen or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents.
As of September 30, 2023, approximately 16,000 miners have been deployed at the Nautilus Cryptomine Facility relative to TeraWulf's contributions to Nautilus in order to utilize TeraWulf's allotted 50 MW of bitcoin mining capacity. These miners are Bitmain Antminer S19 series, range in age from 0.5 to 0.7 years and have an average age of approximately 0.6 years. These miners have a range of energy efficiency from 22 to 30 j/th and an average energy efficiency of 25.5 j/th. While the Company holds a 25% equity interest in Nautilus, the distributions of mined bitcoin are determined by each of TeraWulf’s and Talen’s respective hashrate contributions. Accordingly, the Company has contributed approximately 1.9 EH/s of a total 5.2 EH/s of miners which results in an approximate 35.7% of the hashrate share attributed to the Company.
As described above, there are a variety of factors that influence our ability to mine bitcoin profitably, including bitcoin’s value in USD, mining difficulty global hashrate, power prices, fleet energy efficiency, data center energy efficiency and other factors. The energy efficiency of a mining fleet helps drive profitability, because the most significant direct expense for bitcoin mining is power. We measure efficiency by the joules of energy required to produce each terahash of processing power (“j/th”). We believe we operate a highly efficient fleet of miners. The Company uses the following metrics as indicators of operational progress and effectiveness and believes they are useful to investors for the same purposes and to provide comparisons to peer companies.
The table below describes our fleet as of September 30, 2023 and describes our miner efficiency and computing power as compared to the global computing power.

Combined facilities[1]	As of September 30, 2023

Global hashrate (EH/s)[2]	391.8
Miner efficiency (j/th)[3]	27.6
TeraWulf combined average operating hashrate (EH/s)[4]	5.0
TeraWulf % of Global hashrate	1.3%
1 Results reflect hashrate of mining operations at the Lake Mariner facility and TeraWulf’s net share of hashrate produced at the Nautilus facility.
2 Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
3 Joules of energy required to produce each terahash of processing power
4 While nameplate inventory for WULF’s two facilities is 5.5 EH/s, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of September 30, 2023 our operating hashrate was approximately 1.3% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 10 to 13 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below describes the average cost of mining each bitcoin at the Lake Mariner Facility for the three and nine months ended September 30, 2023 and 2022 and the total energy usage per kWh utilized within the facility.

Cost of Revenues - Analysis of costs to mine one bitcoin	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023

Cost of Mining - Lake Mariner Facility
Cost of energy per bitcoin mined	$11,107	$9,393
Other direct costs of mining - non energy utilities per bitcoin mined	$36	$43
Cost to mine one bitcoin - Owned facilities	$11,143	$9,436
Average revenue of each bitcoin mined	$28,117	$26,578
Cost of mining one bitcoin as % of average bitcoin mining revenue	39.6%	35.5%

Statistics
Lake Mariner Facility
Total bitcoin mined at owned facilities	611	1,510
Bitcoin mining revenue - owned facilities[1] ($ in thousands)	$17,172	$40,125
Total kWhs utilized	188,189,693	392,647,457
Total energy expense, net of expected demand response proceeds ($ in thousands)	$6,784	$14,180
Cost per kWh	$0.036	$0.036
Energy expense as % of bitcoin mining revenue, net	39.5%	35.3%
Other direct costs of mining ($ in thousands)	$22	$65
1Bitcoin mining revenue represents revenue generated by providing hash computation services to a mining pool and excludes revenue from data center hosting arrangements.

Power prices are the most significant cost driver for our wholly owned locations, and energy costs represented 39.5% and 35.3% as expressed as a percentage of bitcoin mining revenues during the three and nine months ended September 30, 2023, respectively.
Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. Our wholly-owned Lake Mariner Facility in New York is subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by market power prices and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates or we may be curtailed under demand response programs in which we participate. The average power prices we paid at Lake Mariner during each of the three and nine months ended September 30, 2023 was $0.036 per kilowatt hour.
The management team makes real-time determinations on the need and timing during which we should curtail. If not otherwise curtailed under demand response programs, we curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decrease or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis.
During the three and nine months ended September 30, 2023, the Company curtailed operations at Lake Mariner due to weather events, energy price spikes, and demand response program participation, and recorded expected payments to be received for demand response programs as a reduction in cost of revenue; the amount of aggregate expected payments to be received were $1.7 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
Recent Developments
Bitmain Purchase Agreement - S19j XP
On July 14, 2023, TeraLease LLC (“TeraLease”), a subsidiary of the Company, entered into a future sales and purchase agreement with Bitmain Technologies Delaware Limited (“Bitmain Delaware”). The agreement provides that

TeraLease will receive 15,138 S19j XP miners from Bitmain Delaware, with an option to receive an additional 3,362 miners if the TeraLease meets its payment obligations under the agreement, for delivery in Q4 2023 for a total purchase price of $75.4 million, 30% of which TeraLease is entitled to apply paid-for coupons, resulting in an effective purchase price of $53.4 million for 18,500 miners. TeraWulf plans to use the new miners to expand mining capacity at its Lake Mariner Facility.
Amendment to ATM Sales Agreement
On April 26, 2022, TeraWulf entered into an at-the-market sales agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), B. Riley Securities, Inc. (“B. Riley”) and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which the Company may offer and sell, from time to time, through or to the agents, shares of the Company’s common stock, par value $0.001 per share (the “Shares”), having an aggregate gross sales price of up to $200.0 million (the “ATM Program”). On August 7, 2023, TeraWulf and D.A. Davidson mutually agreed that D.A. Davidson would no longer participate as a sales agent under the ATM Program. On August 11, 2023, the Company entered into an amendment to the Sales Agreement with Cantor, B. Riley, Northland Securities, Inc. (“Northland”) and Compass Point Research & Trading, LLC (“Compass Point”; Cantor, B. Riley, Northland and Compass Point, collectively, the“Agents”) to the ATM Sales Agreement.
The Company is not obligated to sell any Shares under the ATM Program. Subject to the terms and conditions of the Sales Agreement, the Agents will use commercially reasonable efforts, consistent with their normal trading and sales practices, to sell Shares from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions specified by the Company. Under the ATM Sales Agreement, the Agents may sell Shares by any method permitted by law deemed to be an “at the market offering” under Rule 415(a)(4) under the Securities Act of 1933, as amended.
The issuance and sale, if any, of the Shares by the Company under the ATM Sales Agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-262226) (as amended, the “Registration Statement”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 31, 2022, and declared effective on February 4, 2022. The Company agreed to pay the Agents a commission equal to 3.0% of the gross sales price from each sale of Shares and provide the Agents with customary indemnification and contribution rights. The ATM Sales Agreement may be terminated by the Agents or the Company at any time upon notice to the other party.
The Business Combination
TeraWulf completed its business combination with IKONICS Corporation (“IKONICS”) on December 13, 2021 (the “Closing Date”) pursuant to which, among other things, TeraCub Inc. (“TeraCub,” formerly known as TeraWulf Inc.) would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of TeraWulf, (ii) one contingent value right (“CVR”) pursuant to a Contingent Value Rights Agreement between TeraWulf and IKONICS (the “CVR Agreement”), and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock issued and outstanding immediately prior to the Closing Date was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.
Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. As of September 30, 2023, the CVR liability included in the Company’s consolidated balance sheet is $1.4 million. During the year ended December 31, 2022, the Company completed sales of all IKONICS net assets held for sale for net proceeds of $13.2 million, of which $7.0 million remained in escrow under provisions of an asset purchase agreement as of December 31, 2022. In February 2023, all escrowed funds were released to the Company. Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”) and the entity has no remaining operations or employees.
Upon the consummation of the business combination, RM 101 common stock ceased trading on the Nasdaq and TeraWulf Common Stock began trading on the Nasdaq on December 14, 2021 under the ticker symbol “WULF.”
COVID-19
As of May 2023, the World Health Organization no longer considers COVID-19 a global health emergency, however the Company may from time to time experience disruptions to its business operations resulting from continued COVID-19-related supply interruptions, including miner delivery interruptions. The Company may also experience COVID-19-related delays in construction and obtaining necessary equipment in a timely fashion. To date, the Company has experienced minimal delays due to COVID-19 among its suppliers and contractors.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global Bitcoin Network using application-specific integrated circuit computers owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earns revenue by providing miner hosting services to third parties. While the Company may choose to mine other digital currencies or pursue other data center services in the future, it has no plans to do so currently. The Company's plan of operation for the next twelve months is to continue to increase the mining capacity at its operating mining facilities and to complete the construction of the third building at its Lake Mariner Facility.
Continuing Operations
All items included in loss from continuing operations in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the RM 101 business as discontinued operations for the three and nine months ended September 30, 2023 and 2022.
Revenue and Cost of Revenue
The following table presents revenue and cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$18,955	$3,864	$45,944	$5,466
Cost of revenue (exclusive of depreciation)	$8,268	$5,181	$18,383	$5,804
For the three months ended September 30, 2023 and 2022, revenue was $19.0 million and $3.9 million, respectively, an increase of $15.1 million. For the nine months ended September 30, 2023 and 2022, revenue was $45.9 million and $5.5 million, respectively, an increase of $40.4 million. In each case, the increase was due primarily to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between September 30, 2022 and September 30, 2023, including Building 2 at the Lake Mariner Facility being energized and placed in service during the nine months ended September 30, 2023. Revenue from hosting increased $0.4 million and $4.0 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in the prior year. During the nine months ended September 30, 2023, revenue from mining was $40.1 million and revenue from hosting was $5.8 million.
For the three months ended September 30, 2023 and 2022, cost of revenue (exclusive of depreciation) was $8.3 million and $5.2 million, respectively, an increase of approximately $3.1 million. For the nine months ended September 30, 2023 and 2022, cost of revenue (exclusive of depreciation) was $18.4 million and $5.8 million, respectively, an increase of approximately $12.6 million. In each case, the increase was primarily due to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between September 30, 2022 and September 30, 2023. Cost of revenues is comprised primarily of power expense and, to a lesser degree, the cost of services provided under our miner hosting agreements. The Company records proceeds related to participation in demand response programs as a reduction in cost of revenue in the period corresponding to the underlying demand response program period; the amount of aggregate proceeds received or expected to be received were $1.7 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, and $0.1 million in each of the same periods in the prior year. The Company is actively expanding its enrollment in such available programs in New York.
Costs and Expenses
The following table presents operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses	$442	$261	$1,218	$1,689
Operating expenses – related party	779	603	2,015	812
	$1,221	$864	$3,233	$2,501
For the three months ended September 30, 2023 and 2022, operating expenses (including related party expenses) was approximately $1.2 million and $0.9 million, respectively, an increase of $0.3 million. For the nine months ended September 30, 2023 and 2022, operating expenses (including related party expenses) was $3.2 million and $2.5 million, respectively, a net increase of $0.7 million. Operating expenses in the three months period increased due to higher insurance expense partially offset by lower equipment lease expense. During the nine month periods operating expenses decreased due to lower equipment lease expense partially offset by an increase in insurance expense. Operating expenses – related party increased due to increased staffing at the Lake Mariner Facility related to infrastructure constructed and placed in service between September 30, 2022 and 2023 and additionally, to a lesser degree, by an increase in ground lease expense.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative expenses	$5,767	$5,934	$18,137	$16,253
Selling, general and administrative expenses – related party	4,519	2,948	10,093	8,187
	$10,286	$8,882	$28,230	$24,440
For the three months ended September 30, 2023 and 2022, selling, general and administrative expenses (including related party expenses) were $10.3 million and $8.9 million, respectively, a net increase of $1.4 million. For the nine months ended September 30, 2023 and 2022, selling, general and administrative expenses (including related party expenses) were $28.2 million and $24.4 million, respectively, a net increase of $3.8 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increases were primarily due to increased expense during the three and nine months ended September 30, 2023 as compared to the same periods in the prior year of related party expense to be settled with respect to common stock of $1.7 million and $2.5 million, respectively, stock-based compensation of $0.8 million and $2.7 million, respectively, and employee compensation and benefits of $0.3 million and $2.2 million, respectively. These increases were partially offset primarily due to decreased expense during the three and nine months ended September 30, 2023 as compared to the same periods in the prior year of legal fees of $0.5 million and $1.5 million, respectively, and insurance expense of approximately $0.5 million and $1.5 million, respectively. As previously disclosed, the Company has undertaken cost reduction initiatives targeted at reducing its overall selling, general and administrative expenses that are expected to benefit its operating profitability going forward.
Depreciation for the three months ended September 30, 2023 and 2022 was $8.2 million and $1.5 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $20.1 million and $1.7 million, respectively. In each case, the increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between September 30, 2022 and September 30, 2023.
Impairment of digital currency for the three months ended September 30, 2023 and 2022 was $0.9 million and $0.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $2.2 million and $0.7 million, respectively. Impairment of digital currency represents the decline in bitcoin prices during the Company’s holding period of its bitcoin. Bitcoin impairment is not reversed during its holding period but instead a gain, if any, is recognized upon its liquidation. Realized gain on sale of digital currency, representing such gains on bitcoin liquidation, for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $1.9 million and $0.1 million, respectively. In each case, the increase was due to increased bitcoins both earned and sold due to the increase in mining capacity between September 30, 2022 and September 30, 2023.
During the three and nine months ended September 30, 2022, the Company recorded a loss on nonmonetary miner exchange of $0.8 million related to an exchange agreement with Nautilus. No loss on nonmonetary miner exchange was recorded during the three and nine months ended September 30, 2023.
During the three and nine months ended September 30, 2023, the Company recorded a loss on disposal of property, plant and equipment of $0.4 million related to disposals of miners. No loss on disposal of property, plant, and equipment was recorded during the three and nine months ended September 30, 2022.
Interest expense for the three months ended September 30, 2023 and 2022 was $10.3 million and $7.2 million, respectively, an increase of $3.1 million. Interest expense for the nine months ended September 30, 2023 and 2022 was $25.5 million and $16.7 million, respectively, an increase of $8.8 million. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $146.0 million as of September 30, 2023 as compared to $138.5 million as of September 30, 2022. The increase in interest expense for the three months ended September 30, 2023 as compared to the same period in the prior year is primarily due to an increase of approximately $3.8 million of amortization of debt issuance costs and debt discount related to the term loan financing partially offset by a decrease of $0.8 million in interest expense related to the stated interest rate, which remained unchanged, on the term loan financing. The increase in interest expense for the nine months ended September 30, 2023 as compared to the same period in the prior year is primarily due to an increase in the average principal amount outstanding which resulted in approximately $1.5 million of increase in interest expense related to the stated interest rate, which remained unchanged, on the term loan financing and to an increase of approximately $8.8 million of amortization of debt issuance costs and debt discount related to the term loan financing. The Company’s term loan financing has a maturity date of December 1, 2024.
Income tax benefit was $0 for the three and nine months ended September 30, 2023 and $0.3 million for the three and nine months ended September 30, 2022. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of September 30, 2023 and 2022. During the three and nine months ended September 30, 2022, the Company sold the net assets held for sale of IKONICS, resulting in reversal of existing net deferred tax liabilities and a related tax benefit of $0.3 million recorded in income tax benefit in the consolidated statement of operations for the three and nine months ended September 30, 2022.
Equity in net loss of investee, net of tax
Equity in net loss of investee, net of tax for the three months ended September 30, 2023 and 2022 was $0.9 million and $12.7 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $12.6 million and $14.6 million, respectively. For the three and nine months ended September 30, 2023, the amount includes an impairment loss of $0 and $13.6 million, respectively, on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution. In each case, the remaining amounts represent TeraWulf’s proportional share of income or losses of Nautilus, which commenced principal operations in February 2023.
Loss from discontinued operations, net of tax
Loss from discontinued operations, net of tax for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.9 million, respectively, and for the nine months ended September 30, 2023 was $0.1 million and $4.4 million, respectively. For the nine months ended September 30, 2022, the loss from discontinued operations, net of tax reported is comprised primarily of an impairment loss on discontinued operations of $5.8 million to write down the related carrying amounts of RM 101 to their fair values less estimated cost to sell, offset by a remeasurement gain of $1.4 million on the CVRs, which represents the contingent consideration purchase price component of the RM 101 acquisition. For the three and nine months ended September 30, 2023, all assets of RM 101 had been sold prior to the start of the respective periods and RM 101 had no operations or employees.

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

The following table is a reconciliation of the Company’s non-GAAP adjusted EBITDA to its most directly comparable GAAP measure (i.e., net loss attributable to common stockholders) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(19,371)	$(34,235)	$(63,692)	$(66,371)
Adjustments to reconcile net loss attributable to common stockholders to non-GAAP adjusted EBITDA:
Preferred stock dividends	272	247	796	531
Loss from discontinued operations, net of tax	68	901	106	4,437
Equity in net (income) loss of investee, net of tax, related to Nautilus	(850)	12,739	12,613	14,611
Distributions from investee, related to Nautilus	6,739	—	11,682	—
Income tax expense (benefit)	—	(256)	—	(256)
Interest expense	10,251	7,230	25,535	16,691
Depreciation	8,224	1,515	20,085	1,719
Amortization of right-of-use asset	249	12	750	53
Stock-based compensation expense	1,413	568	4,023	1,050
Related party expense to be settled with respect to common stock	2,085	—	2,502	—
Costs related to non-routine regulatory activities	—	—	—	996
Other income	(59)	—	(113)	—
Non-GAAP adjusted EBITDA	$9,021	$(11,279)	$14,287	$(26,539)
Liquidity and Capital Resources
As of September 30, 2023, the Company had balances of cash and cash equivalents and restricted cash of $6.6 million, a working capital deficiency of $95.5 million, total stockholders’ equity of $153.9 million and an accumulated deficit of $249.4 million. The Company incurred a net loss attributable to common stockholders of $63.7 million for the nine months ended September 30, 2023. The Company began mining bitcoin in March 2022 and has 5.5 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of September 30, 2023, which the Company expects will result in positive cash flows from operations subsequently. Until achieving this operational milestone, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. The principal uses of cash are for the operation and buildout of mining facilities, debt service and general corporate activities and, to a lesser extent, investments in Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in):
Operating activities:
Continuing operations	$(6,915)	$(28,306)
Discontinued operations	283	(1,303)
Total operating activities	(6,632)	(29,609)
Investing activities	(53,835)	(78,469)
Financing activities	58,739	73,354
Net change in cash and cash equivalents and restricted cash	$(1,728)	$(34,724)
Certain amounts in the unaudited interim consolidated statement of cash flows for the nine months ended September 30, 2022 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the nine months ended September 30, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Cash used in operating activities for continuing operations was $6.6 million and $29.6 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cash used in operations resulted from a net loss of $62.9 million less non-cash expenses, net of $13.3 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $52.6 million. The non-cash expenses were primarily comprised of (i) $0.1 million of loss from discontinued operations, net of tax related to RM 101’s business, the assets of which were substantially sold as of December 31, 2022, (ii) $12.6 million related to the Company’s equity in net loss, net of tax of Nautilus, (iii) $14.3 million related to amortization of debt issuance cost, commitment fees and accretion of debt discount, (iv) impairment of digital currency and realized gain on sale of digital currency of $0.3 million on a net basis, (v) stock-based compensation of $4.0 million, (vi) depreciation of $20.1 million, (vii) common stock issued for interest expense of $26,000, (viii) amortization of right-of-use asset of $0.8 million and (ix) related party expense to be settled with respect to common stock of $2.5 million. The changes in certain assets and liabilities were primarily comprised of a net decrease in current liabilities (which includes accounts payable, other accrued liabilities and other amounts due to related parties) of $9.8 million, a net increase in current assets (which includes prepaid expenses and other current assets) of $0.1 million and a decrease in other assets of $0.1 million.
Cash used in investing activities for continuing operations was $53.8 million and $78.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company invested $2.8 million and $38.0 million, on a net basis, in its joint venture and $41.4 million and $53.9 million in the buildout of its mining facilities at the Lake Mariner Facility for the nine months ended September 30, 2023 and 2022, respectively. Additionally, during the nine months ended September 30, 2023, the Company made payments related to the CVRs of $9.6 million. During the nine months ended September 30, 2022, the Company received net proceeds from the sale of IKONICS' net assets held for sale of $13.5 million.
Cash provided by financing activities for continuing operations was $58.7 million and $73.4 million for the nine months ended September 30, 2023 and 2022, respectively. Proceeds from Common Stock issued or to be issued, net of issuance costs, were $57.7 million and $36.8 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, The Company made principal payments in excess of proceeds from insurance premium financings of $1.8 million for the nine months ended September 30, 2023 while the Company received proceeds from insurance premium financings in excess of payments thereon of $0.1 million for the nine months ended September 30, 2022. In addition, for the nine months ended September 30, 2023, the Company received proceeds from warrant issuances of $2.5 million, received proceeds from issuance of a convertible promissory note of $1.3 million and made payments of $0.9 million related to tax withholdings related to net share settlements of stock-based compensation awards. For the nine months ended September 30, 2022, the Company (i) issued shares of Series A Preferred stock for proceeds, net of issuance costs, of $9.6 million, (ii) received proceeds from issuance of a convertible promissory note of $14.7 million, of which $2.8 million was repaid, and (iii) received proceeds related to an amendment to its long-term debt of $15.0 million.
Contractual Obligations and Other Commitments
The Company has one outstanding miner purchase agreement, with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) (the “July 2023 Bitmain Agreement”). The July 2023 Bitmain Agreement provides that the Company will receive 15,138 S19j XP miners from Bitmain Delaware, with an option to receive an additional 3,362 miners, pursuant to certain payment timing conditions, for delivery in the fourth quarter of 2023 for a total purchase price of $75.4 million. The Company is entitled to apply coupons equivalent to 30% of the total purchase price, resulting in an estimated effective purchase price of $53.4 million for 18,500 miners. As of September 30, 2023, the Company had made payments of $14.3 million, including purchase of coupons, representing 27% of the effective purchase price.
In September 2023, the Company entered into a binding letter of intent with Bitmain Development PTE. Ltd. (“Bitmain PTE”), for the purchase of at least 1,200 PH of Antminer S21 miners, pursuant to which the Company paid a security deposit of $1.2 million during the nine months ended September 30, 2023. The purchase price per Antminer S21 remains subject to confirmation by Bitmain PTE. If, following receipt of Bitmain PTE's notice of the Antminer S21 purchase price, the Company elects not to purchase the applicable quantity of Antminer S21 miners, the $1.2 million security deposit will be credited to the Company's account with Bitmain PTE. If the Company elects to purchase the applicable quantity of Antminer S21 miners at a time when they are out of stock, the Company is entitled to a refund of its $1.2 million security deposit.
The Company is counterparty to the Amended and Restated Talen Joint Venture Agreement dated August 27, 2022 (“A/R Joint Venture Agreement”). Under this A/R Joint Venture Agreement, the Company has invested $135.4 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. The Company does not expect any additional material capital contributions to be required.
Financial Condition
There is limited historical financial information about the Company upon which to base an evaluation of its performance. The Company has 5.5 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of September 30, 2023, which the Company expects to result in positive cash flows from operations subsequently. To date, the Company relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin mined to fund its principal operations. TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of mined bitcoin or through the provision of miner hosting services, cash on the balance sheet and the issuance of equity securities.
During the nine months ended September 30, 2023, the Company accomplished several notable steps to achieve expected positive cash flows from operations, namely: (1) the Company amended its long-term debt agreement (see Note 9) to, among other changes, remove the fixed principal amortization through April 7, 2024 and, potentially, through maturity, (2) the Company received net proceeds of $57.7 million through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), Common Stock warrants and convertible promissory notes, which along with cash flows from operations, is expected to be sufficient to fund the Company’s operating expenses in the months prior to achieving a free cash flow positive enterprise (3) commenced mining activities at the Nautilus Cryptomine Facility and the Company deems that it has funded all known and expected capital commitments at that facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements for the existing operations at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the Company has received the quantity of miners sufficient to fully utilize mining capacity in service at the Lake Mariner Facility for buildings one and two and the Nautilus Cryptomine Facility and (6) the construction activities at the Lake Mariner Facility and the Nautilus Cryptomine Facility are substantially complete as of September 30, 2023, although the Company intends to expand its infrastructure at the Lake Mariner Facility. Additionally, if a business need requires its use, the Company has an active ATM Sales Program, which had a remaining capacity of $162.2 million as of September 30, 2023. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that these actions and conditions will allow the Company to generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
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
In 2021, the Company entered into a joint venture, Nautilus, with an unrelated co-venturer to develop, construct and operate a bitcoin mining facility in Pennsylvania. Due to the initial nature of the joint venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the joint venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments. During the nine months ended September 30, 2023, the Company reduced its ownership interest in Nautilus to 25%.
Mining Pool
The Company has entered into an arrangement with a cryptocurrency mining pool (the "Foundry USA Pool") to perform hash computation (i.e. hashrate) for the mining pool in exchange for consideration. Providing hash computation services to a mining pool is an output of the Company’s ordinary activities. The provision of such hash computation services is the sole performance obligation. The mining pool arrangement is terminable at any time without substantial penalty by Foundry USA Pool and may be terminated without substantial penalty by the Company upon providing one Contract Day’s, as defined, prior written notice. The Company’s enforceable right to compensation only begins when and continues while the Company provides hash computation services to its customer, the mining pool operator. Accordingly, the contract term with Foundry USA Pool is deemed to be less than 24 hours and to continuously renew throughout the day. Additionally, the Company concluded that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right because the renewal rights do not include any discounts; that is, the terms, conditions, and compensation amounts are at the then-current market rates.
There is no significant financing component in these transactions.
The mining pool applies the Full Pay Per Share (“FPPS”) payout model. Under the FPPS model, in exchange for providing hash computation services to the pool, the Company is entitled to pay-per-share base amount and transaction fee reward compensation, calculated on a daily basis, at an amount that approximates the total bitcoin that could have been mined and transaction fees that could have been awarded using the Company’s hash computation services, based upon the then current blockchain difficulty. Under this model, the Company is entitled to compensation, payable in bitcoin, regardless of whether the pool operator successfully records a block to the bitcoin blockchain.
The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital currency is considered noncash consideration, fair value of the digital currency award received would generally be determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24-hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool, which is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital currency consideration to our designated digital currency wallet.
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

Data Center Hosting
The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in digital currency. Because digital currency is considered noncash consideration, fair value of the digital currency award received is determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expires in December 2023, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $1.8 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, and $1.4 million and $1.8 million during the three and nine months ended September 30, 2022, respectively.
Digital currency, net
Digital currency, net is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as in exchange for data center hosting services which are accounted for in connection with the Company’s revenue recognition policy disclosed above. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture. Digital currency is included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital currency to support operations within the next twelve months. The Company sells its digital currency on a first-in-first-out basis.
Digital currency is accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test.
The Company has elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicate that it is more likely than not that its bitcoin are impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin is identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses is prohibited. The Company recognized impairment of digital currency of $0.9 million and $2.2 million during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.7 million during the three and nine months ended September 30, 2022, respectively.
Digital currency awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of digital currency are included within cash flows from operating activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses on the consolidated statements of operations. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosures of noncash investing activities.
Issuance of Debt with Common Stock or Warrants; Debt Modification
On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement with Wilmington Trust, National Association as administrative agent (the “LGSA”), which consists of a $123.5 million term loan facility. In connection with the LGSA, the Company issued to the holders of the Term Loan 839,398 shares of Common Stock, which is a quantity of Common Stock representing 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the closing of the LGSA. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including Common Stock, is generally based on the relative fair value allocation method. In applying the relative fair value allocation method, the determination of the fair value of the Common Stock issued and the fair value of the Term Loan independent of the Common Stock issued requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the Term Loan component would result in a $1.9 million change in the fair value allocated to each of the Term Loan and equity components.
In July 2022, the Company entered into an amendment to the LGSA (the “First Amendment”), which included an additional borrowing of $15.0 million and the issuance of warrants to purchase 5,787,732 shares of Common Stock at $0.01 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $0.3 million change in the recorded value of the borrowing under the First Amendment.
In October 2022, the Company entered into a third amendment (the “Third Amendment”) to the LGSA, which included an additional borrowing of $7.5 million and the issuance of warrants to purchase 2,667,678 shares of Common Stock at $0.01 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $0.2 million change in the recorded value of the borrowing under the Third Amendment.
In March 2023, the Company entered into a fifth amendment to the LGSA, which included the issuance of warrants to purchase 27,759,265 shares of Common Stock at $0.01 per share and 13,879,630 shares of Common Stock at $1.00 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $1.6 million change in the recorded value of the borrowing under the Third Amendment.
Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815 “Derivatives and Hedging Activities” (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period's operating results.
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
ITEM 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:
•Recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and
•Accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which is incorporated herein by reference. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.
TeraWulf may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against TeraWulf, requiring material future cash payments or charges, which could impair TeraWulf’s financial condition and results of operations.

The size, nature and complexity of the Company’s business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings, and government investigations, due to the heightened regulatory scrutiny following the recent disruptions in the crypto asset markets, including the FTX bankruptcy. This and similar events have caused price volatility and undermined confidence in the cryptocurrency industry. Although we had no direct exposure to FTX, the failure or insolvency of large exchanges like FTX or other significant players in the cryptocurrency could adversely affect an investment in us or negatively impact our results of operations.
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

**1.1
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC.

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

(3.1)
Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of December 13, 2021 (incorporated by reference to Exhibit 3.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on December 13, 2021).

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

(3.4)
Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2021).

(10.1)
Future Sales and Purchase Agreement, dated as of July 14, 2023, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.'s Current Report on Form 8-K filed with the SEC on July 18, 2023).

**10.2	Non-Employee Director Compensation Policy.

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

**104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________
( )    Exhibits previously filed in the Company’s SEC filings as specifically noted.
†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
**Filed herewith.
***Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC. (Registrant)

November 13, 2023	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)