Form 10-Q/A
period 2023-09-30
TERAWULF INC.
filed 2023-11-22
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 238,203,308 shares of Common Stock outstanding as of November 22, 2023.

EXPLANATORY NOTE
EXPLANATORY NOTE

Restatement of Previously Issued Financial Statements
TeraWulf Inc. (“TeraWulf” or the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the "Form 10-Q/A"), which was originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 13, 2023, for the purpose of correcting an identified error in its historical unaudited interim consolidated financial statements. On November 22, 2023, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the audit committee of the Company’s board of directors, after considering the recommendations of management and discussions with RSM US LLP, the Company’s independent registered public accounting firm, that, as a result of the error described below, the Company would restate previously issued unaudited consolidated financial statements and related disclosures as of and for the interim period ended September 30, 2023. The misstatement relates solely to incorrectly classifying “payments of contingent value rights liability related to proceeds from sale of net asset held for sale” as an investing activity instead of as a financing activity in the respective unaudited interim consolidated statements of cash flows. See Note 3 to the Consolidated Financial Statements for a discussion of the payments made in accordance with the Contingent Value Rights Agreement related to the Company's merger with RM 101 Inc. (formerly known as IKONICS Corporation) on December 13, 2021. The Company determined that its unaudited interim consolidated financial statements in the quarterly reports for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “Relevant Periods”) were materially misstated and should be restated. The restatements are set forth in detail in Note 17 to the Consolidated Financial Statements.
Internal Control & Disclosure Control Considerations
Management assessed the effectiveness of internal control over financial reporting and identified a material weakness, resulting in the conclusion by the Company's Chief Executive Officer and Chief Financial Officer that the Company's internal control over financial reporting and the Company's disclosure controls and procedures were not effective as of September 30, 2023. The material weakness relates solely to the inadequate design and operation of management’s review controls over classification in the consolidated statements of cash flows of payments made related to business combinations. Management is taking steps to remediate the material weakness in the Company's internal control over financial reporting, as described in Part I, Item 4, “Controls and Procedures.”
Non-Reliance on Previously Filed Reports
TeraWulf believes that presenting all of this information regarding the Relevant Periods in this Form 10-Q/A allows investors to review all pertinent data in a single presentation. Therefore, the Company does not plan to amend its previously filed Quarterly Reports on Form 10-Q for June 30, 2023 and March 31, 2023. The misstatement relates solely to incorrectly classifying "payments of contingent value rights liability related to proceeds from sale of net assets held for sale" as an investing activity instead of as a financing activity in the respective unaudited interim consolidated statements of cash flows (the "Misclassification"). Accordingly, investors should no longer rely upon the Company’s previously released financial statements for the Relevant Periods and any earnings releases or other communications relating to these Relevant Periods with respect to the Misclassification. The financial information that has been previously filed or otherwise reported for the Relevant Periods with respect to the Misclassification is superseded by the information in Note 17 to the Consolidated Financial Statements in this Form 10-Q/A. TeraWulf will also correct previously reported financial information for this Misclassification in its future filings, as applicable.
Items Amended in this Form 10-Q/A
The following sections in the Original Report are revised in this Form 10-Q/A to reflect the restatement:
• Part I, Item 1: Financial Statements
• Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
• Part I, Item 4: Controls and Procedures
• Part II, Item 1A: Risk Factors

In addition, this Form 10-Q/A includes an updated signature page and new certifications of the Company’s Chief Executive Officer and Chief Financial Officer, dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.1).
Because these amendments are treated as corrections of errors to the Company's prior period financial results, the amendments are considered to be a "restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “As Restated.”

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
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands; unaudited)

	Nine Months Ended September 30,
	2023	2022
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,896)	$(65,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	14,316	7,468
Related party expense to be settled with respect to common stock	2,502	—
Common stock issued for interest expense	26	82
Stock-based compensation expense	4,023	1,050
Depreciation	20,085	1,719
Amortization of right-of-use asset	750	53
Increase in digital currency from mining and hosting services	(41,936)	(3,561)
Impairment of digital currency	2,231	682
Realized gain on sale of digital currency	(1,883)	(127)
Proceeds from sale of digital currency	52,570	2,946
Loss on disposals of property, plant, and equipment	420	—
Loss on nonmonetary miner exchange	—	804
Deferred income tax benefit	—	(256)
Equity in net loss of investee, net of tax	12,613	14,611
Loss from discontinued operations, net of tax	106	4,437
Changes in operating assets and liabilities:	—	—
Decrease (increase) in prepaid expenses	2,735	(1,218)
Decrease in amounts due from related parties	—	815
Increase in other receivables	(2,723)	—
Increase in other current assets	(97)	(1,129)
Decrease (increase) in other assets	69	(879)
(Decrease) increase in accounts payable	(3,936)	5,663
(Decrease) increase in other accrued liabilities	(3,463)	2,537
(Decrease) increase in other amounts due to related parties	(2,396)	1,652
(Decrease) increase in operating lease liability	(31)	185
Net cash used in operating activities from continuing operations	(6,915)	(28,306)
Net cash provided by (used in) operating activities from discontinued operations	283	(1,303)
Net cash used in operating activities	(6,632)	(29,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(2,845)	(37,997)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	(11,741)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	11,716
Purchase of and deposits on plant and equipment	(41,392)	(53,947)
Proceeds from sale of net assets held for sale	—	13,500
Net cash used in investing activities	(44,237)	(78,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $0 and $38	—	14,962
Proceeds from insurance premium and property, plant and equipment financing	790	4,854
Principal payments on insurance premium and property, plant and equipment financing	(2,613)	(4,724)
Proceeds from issuance of common stock, net of issuance costs paid of $1,051 and $142	57,664	36,828
Proceeds from warrant issuances	2,500	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(852)	—
Proceeds from issuance of preferred stock	—	9,566
Proceeds from issuance of convertible promissory note	1,250	14,700
Principal payments on convertible promissory note	—	(2,832)
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	(9,598)	—
Net cash provided by financing activities	49,141	73,354

Net change in cash and cash equivalents and restricted cash	(1,728)	(34,724)
Cash and cash equivalents and restricted cash at beginning of period	8,323	46,455
Cash and cash equivalents and restricted cash at end of period	$6,595	$11,731

Cash paid during the period for:
Interest	$15,542	$9,220
Income taxes	$—	$—
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
Prior Interim Period Restatement
The Company identified an error in its historical unaudited interim consolidated statements of cash flows for each of the first three quarters of 2023. In accordance with Staff Accounting Bulletin No. 99, “Materiality,” the Company determined that these unaudited interim consolidated financial statements were materially misstated and should be restated. The misstatement relates solely to incorrectly classifying payments of contingent value rights liability as an investing activity instead of as a financing activity in the respective unaudited interim consolidated statements of cash flows. These payments were made in accordance with the Contingent Value Rights Agreement related to the Company's merger with RM 101 Inc.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(see Note 3). The unaudited interim consolidated balance sheets, unaudited interim consolidated statements of operations and unaudited interim consolidated statements of stockholders' equity for each of the first three quarters of 2023 were not impacted and do not require restatement. The restated unaudited interim consolidated statements of cash flows information is included in Note 17.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
NOTE 17 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
As discussed in Note 2, the Company determined that its unaudited interim consolidated statements of cash flows for the three months ended March 31, 2023, the six months ended June 30, 2023 and the nine months ended September 30, 2023 were materially misstated and should be restated. The table below sets forth the restatements of the impacted line items of each respective unaudited interim consolidated statement of cash flows. The error had no impact on the Company’s unaudited interim consolidated balance sheets, unaudited interim consolidated statements of operations and unaudited interim consolidated statements of stockholders’ equity for each of these periods.

	Three Months Ended March 31, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent value rights liability	$(3,899)	$3,899	$—
Net cash used in investing activities	(16,170)	3,899	(12,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	$—	$(3,899)	$(3,899)
Net cash provided by financing activities	33,546	(3,899)	29,647

	Six Months Ended June 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent value rights liability	$(9,598)	$9,598	$—
Net cash used in investing activities	(28,433)	9,598	(18,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	$—	$(9,598)	$(9,598)
Net cash provided by financing activities	37,361	(9,598)	27,763

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Nine Months Ended September 30, 2023 (unaudited)
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	$(9,598)	$9,598	$—
Net cash used in investing activities	(53,835)	9,598	(44,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	$—	$(9,598)	$(9,598)
Net cash provided by financing activities	58,739	(9,598)	49,141

NOTE 18 – SUBSEQUENT EVENTS
In October 2023, the Company repaid $5.5 million of the outstanding principal balance of the Term Loans in accordance with the excess cash flow sweep provision of the Fifth Amendment to the LGSA. The payment represented 80% of the estimated excess cash flow sweep for the quarter ended September 30, 2023. The true-up excess cash flow sweep principal payment in the amount of approximately $1.1 million was made on November 14, 2023.
Subsequent to September 30, 2023 and through to November 22, 2023, the Company sold, pursuant to the ATM Program, 4,584,131 shares of Common Stock for net proceeds of $5.3 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q/A, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q/A to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements. See “Forward-Looking Statements.”
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
Restatement of Previously Issued Financial Statements
The Company identified an error in its historical unaudited interim consolidated statements of cash flows for each of the first three quarters of 2023. The misstatement relates solely to incorrectly classifying "payments of contingent value rights liability related to proceeds from sale of net assets held for sale" as an investing activity instead of as a financing activity in the respective unaudited interim consolidated statements of cash flows (the "Misclassification"). These payments were made in accordance with the Contingent Value Rights Agreements related to the Company's merger with RM 101 Inc. The Company determined that its unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 (the “Relevant Periods”) were materially misstated and should be restated. The Company believes that presenting all of this information regarding the Relevant Periods in this Form 10-Q/A allows investors to review all pertinent data in a single presentation. Therefore, the Company does not plan to amend its previously filed Quarterly Reports on Form 10-Q for June 30, 2023 and March 31, 2023. Accordingly, investors should no longer rely upon the Company's previously released financial statements for the Relevant Periods or any earnings releases or other communications relating to these Relevant Periods with respect to the Misclassification. The financial information that has been previously filed or otherwise reported for the Relevant Periods with respect to the Misclassification is superseded by the information in Note 17 to the Consolidated Financial Statements in this Form 10-Q/A. Because these amendments are treated as corrections of errors to our prior period financial statements, the amendments are considered to be a "restatement” under U.S. generally accepted accounting principles (“US GAAP”). Accordingly, the revised financial information included in this Form 10-Q/A has been identified as “As Restated.”
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

	Nine Months Ended September 30,
	2023	2022
	(As Restated)
Cash provided by (used in):
Operating activities:
Continuing operations	$(6,915)	$(28,306)
Discontinued operations	283	(1,303)
Total operating activities	(6,632)	(29,609)
Investing activities	(44,237)	(78,469)
Financing activities	49,141	73,354
Net change in cash and cash equivalents and restricted cash	$(1,728)	$(34,724)
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
Cash used in investing activities for continuing operations was $44.2 million and $78.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company invested $2.8 million and $38.0 million, on a net basis, in its joint venture and $41.4 million and $53.9 million in the buildout of its mining facilities at the Lake Mariner Facility for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, the Company received net proceeds from the sale of IKONICS' net assets held for sale of $13.5 million.
Cash provided by financing activities for continuing operations was $49.1 million and $73.4 million for the nine months ended September 30, 2023 and 2022, respectively. Proceeds from Common Stock issued or to be issued, net of issuance costs, were $57.7 million and $36.8 million for the nine months ended September 30, 2023 and 2022, respectively. Additionally, The Company made principal payments in excess of proceeds from insurance premium financings of $1.8 million for the nine months ended September 30, 2023 while the Company received proceeds from insurance premium financings in excess of payments thereon of $0.1 million for the nine months ended September 30, 2022. In addition, for the nine months ended September 30, 2023, the Company received proceeds from warrant issuances of $2.5 million, received proceeds from issuance of a convertible promissory note of $1.3 million and made payments of $0.9 million related to tax withholdings related to net share settlements of stock-based compensation awards. For the nine months ended September 30, 2022, the Company (i) issued shares of Series A Preferred stock for proceeds, net of issuance costs, of $9.6 million, (ii) received proceeds from issuance of a convertible promissory note of $14.7 million, of which $2.8 million was repaid, and (iii) received proceeds related to an amendment to its long-term debt of $15.0 million. Additionally, during the nine months ended September 30, 2023, the Company made payments related to the CVRs of $9.6 million.

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
See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a summary of the Company’s significant accounting policies.
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
ITEM 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of such period, are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are:
•Recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and
•Accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Restatement of Previously Issued Financial Statements
The Company identified an error in its historical unaudited interim consolidated statements of cash flows for each of the first three quarters of 2023. The misstatement relates solely to incorrectly classifying payments of contingent value rights liability as an investing activity instead of as a financing activity in the respective unaudited interim consolidated statements of cash flows. The Company determined that its unaudited interim consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023 and September 30, 2023 were materially misstated and should be restated. The restatements are set forth in detail in Note 17 to the Consolidated Financial Statements. We identified a material weakness in internal control over financial reporting related to the inadequate design or operation of management's review controls over classification in the consolidated statements of cash flows of payments made related to business combinations.
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
Material Weakness in Internal Control Over Financial Reporting
The Company's management has actively engaged in implementing remediation plans to address the control deficiency outlined above. The remediation efforts include adding procedures to our review controls over classification in the consolidated statements of cash flows of payments made related to business combinations to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. If TeraWulf’s remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in its internal control are discovered or occur in the future, its financial statements may contain material misstatements and TeraWulf could be required to restate its financial results.
Other than the remediation efforts in process, as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
ITEM 1A.    Risk Factors
Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this quarterly report on Form 10-Q/A, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which is incorporated herein by reference. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.
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
We have identified material weaknesses in our internal control over financial reporting which may, if not effectively remediated, result in additional material misstatements in our financial statements.
TeraWulf’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. As disclosed in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part I, Item 4, "Controls and Procedures" of this Form 10-Q/A, management identified material weaknesses in our internal control over financial reporting. The related control deficiencies resulted in material misstatements in our previously issued interim financial statements for interim periods within the fiscal year ending December 31, 2022 (the "Relevant 2022 Periods") and the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 (the "Relevant 2023 Periods"). The misstatements for the Relevant 2022 Periods relate solely to incorrectly calculating the impact of noncash activity on purchase and deposits on plant and equipment, resulting in an understatement of net cash used in investing activities and a corresponding overstatement of net cash used in operating activities as originally included in the respective unaudited consolidated statements of cash flows. The misstatement for the Relevant 2023 Periods relate solely to incorrectly classifying payments of contingent value rights liability as an investing activity instead of as a financing activity in the respective unaudited interim consolidated statements of cash flows.

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
TeraWulf’s management is actively engaged in developing a remediation plan designed to address these material weaknesses. If TeraWulf’s remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in its internal control are discovered or occur in the future, its financial statements may contain material misstatements and TeraWulf could be required to restate its financial results.
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3.    Defaults Upon Senior Securities.
None.
ITEM 4.    Mine Safety Disclosures.
None.
ITEM 5.    Other Information.
None.

PART IV
ITEM 6.    Exhibits, Financial Statement Schedules

Exhibit Number	Description

(1.1)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.'s Quarterly Report on Form 10-Q filed on November 13, 2023).

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

(10.2)	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.'s Quarterly Report on Form 10-Q filed on November 13, 2023).

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

November 22, 2023	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)