Form 10-K
period 2023-12-31
TERAWULF INC.
filed 2024-03-20
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 001-41163
__________________________________________________
TERAWULF INC.
(Exact name of registrant as specified in its charter)
__________________________________________________

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that are required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s second fiscal quarter, was approximately $241,563,336.
There were 302,235,299 shares of common stock outstanding as of March 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders.

TERAWULF INC.
(i)

PART I
ITEM 1.    Business
Overview
TeraWulf Inc. (“TeraWulf,” the “Company,” “our” or “we”) is a leading digital asset technology firm that specializes in digital infrastructure and sustainable energy development. Our primary focus is supporting environmentally conscious bitcoin mining operations by developing and operating state-of-the-art facilities within the United States. Our bitcoin mining facilities are powered by clean, affordable, and reliable energy sources, underscoring our commitment to sustainable practices within the cryptocurrency mining industry.
Revenue Structure
Our primary source of revenue stems from the mining of bitcoin conducted at our sustainable mining facility sites. Additionally, we occasionally generate revenue through the provision of miner hosting services to third-party entities. We exclusively engage in bitcoin mining for our own purposes and do not facilitate bitcoin transactions for external parties.
Our industrial-scale bitcoin mining operations are strategically designed to optimize efficiency. This involves continuously expanding our hash rate, which represents the computational power dedicated to supporting the bitcoin blockchain. By doing so, we enhance our chances of successfully solving cryptographic hashes, thereby generating new blocks on the bitcoin blockchain—a process commonly known as “solving a block.” Typically, a miner’s likelihood of solving a block and earning the block reward is directly linked to the proportion of the bitcoin blockchain’s total network hash rate that its hash rate represents.
Block rewards, which are fixed, undergo periodic reductions through halving events. The most recent halving occurred in May 2020, reducing the block reward from 12.5 to 6.25 bitcoin. Another halving, which is expected in April 2024, will further reduce the block reward to 3.125 bitcoin.
In addition to block rewards, bitcoin miners also earn transaction fees for confirming transactions. By validating unconfirmed transactions and incorporating them into new blocks within the blockchain, miners collect these fees. While miners are not obliged to confirm specific transactions, economic incentives drive them to validate legitimate transactions to earn fees. Historically, miners have accepted relatively low transaction fees, but these fees can vary, making future fee predictions challenging.
Presently, we liquidate the bitcoin mined as part of our routine treasury management processes to acquire U.S. dollars for operational, capital, or other corporate expenses. Our bitcoin holdings are securely stored in a cold storage wallet managed by our custodian, NYDIG Trust Company LLC, a duly chartered New York limited liability trust company (“NYDIG”).
For our bitcoin mining operations, we utilize a third-party mining pool operated by Foundry Digital LLC (“Foundry”). At the close of each day, the bitcoin we have earned is transferred by Foundry to our custodial wallet address at NYDIG. We abstain from engaging in the direct sale of our bitcoin on any exchange. Instead, we rely on NYDIG to handle the sale of our mined bitcoin in accordance with our execution agreement with NYDIG, as detailed further in the “Risk Factors” section herein. Our bitcoin sales occur on a daily, weekly, and monthly basis.
Bitcoin and Blockchain
Bitcoin, introduced in 2008, fundamentally transformed the landscape of digital currency by providing a decentralized mechanism for exchanging and preserving value. It operates on a consensus-based network, utilizing a public ledger termed as the "blockchain" to meticulously record every bitcoin transaction. TeraWulf's fully integrated bitcoin mining facilities capitalize on zero-carbon energy sources, primarily sourced from baseload nuclear and hydroelectric power.
Bitcoin mining involves validating transactions through a proof-of-work consensus method, where miners solve complex mathematical problems to add transactions to the blockchain. TeraWulf invests in computation networks (mining rigs) equipped with application-specific integrated circuit (“ASIC”) chips and secures power to validate transactions and maintain the bitcoin ledger. Factors such as computing capacity, electricity costs, and location play pivotal roles in mining operations.

Our Facilities
TeraWulf currently conducts its bitcoin mining operations at two established data centers: the Lake Mariner facility in upstate New York (the “Lake Mariner Facility”) and the jointly owned Nautilus cryptomine facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). The Company has a total operational capacity of 210 megawatts (“MW”) and is currently constructing an additional 35 MW at its Lake Mariner Facility, which is expected to be operational in mid-2024.
As of December 31, 2023, 95% of TeraWulf’s mining operations were fueled by zero-carbon energy, reflecting our dedication to sustainability. The Company’s ongoing objective is to achieve complete reliance on zero-carbon energy sources.
Lake Mariner Facility
Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. As of December 31, 2023, the Lake Mariner Facility is operating approximately 160 MW of bitcoin mining capacity at the site. The Company has an agreement in place with the Power Authority of the State of New York (“NYPA”) for 90 MW of high load factor power to support its bitcoin mining operations (the “PPA”). The PPA was executed on February 12, 2022 and has a term of ten years from the date of commencement of NYPA’s power delivery. The Lake Mariner Facility is situated on an expansive site on the shores of Lake Ontario and has the ability to scale up to 500 MW of capacity.
Nautilus Cryptomine Facility
Located in Berwick, Pennsylvania, Nautilus Cryptomine LLC (“Nautilus”) is a joint venture between TeraWulf and a subsidiary of Talen Energy Corporation (“Talen”). Nautilus currently owns a 200 MW bitcoin mining facility located adjacent to the 2.5 gigawatt nuclear-powered Susquehanna Station. The Nautilus Cryptomine Facility represents the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy, which is contracted at a fixed rate of 2.0 cents per kilowatt-hour for a term of five years with two successive three-year renewal options. Under the Nautilus joint venture agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest, each subject to adjustment based on relative capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of December 31, 2023, had 50 MW of operational bitcoin mining capacity at the Nautilus Cryptomine Facility. On February 28, 2024, the Company exercised its option to increase its energy requirement at the Nautilus Cryptomine Facility by an incremental 50 MW (for a total of 100 MW attributable to TeraWulf).
Environmental Considerations
Bitcoin mining, a process reliant on energy consumption to power computers for verifying and recording cryptocurrency transactions, often raises concerns regarding its environmental impact. Traditional mining operations fueled by fossil fuels contribute to carbon emissions, exacerbating climate change. In contrast, TeraWulf prioritizes sustainable practices, sourcing energy from non-fossil fuel and clean sources such as hydroelectric and nuclear power, which emit no carbon.
Additionally, our Lake Mariner Facility serves as a valuable tool for the grid operator to balance load with increasing contributions of renewable, and by definition intermittent, energy sources. In 2023, the Company participated in three ancillary demand response programs in New York, including the Commercial System Relief Program (CSRP), Demand Side Ancillary Services Program (DSASP), and Special Case Resource (SCR) program.
As of December 31, 2023, 95% of the energy utilized in our mining facilities came from clean sources, primarily hydro and nuclear power, and we are driving to achieve 100% zero-carbon powered operations. Below is a breakdown detailing the energy sources utilized to operate our bitcoin mining facilities for the year ended December 31, 2023:

Percentage of energy consumption by facility	Lake Mariner Facility(1)	Nautilus Cryptomine Facility
Zero Carbon(2)	93.0%	100.0%
Carbon(3)	7.0%	0.0%
Total	100.0%	100.0%

_______
(1) Source: NYISO’s 2021-2040 System & Resource Outlook.
(2) Zero carbon usage includes hydro, nuclear, solar and wind power resources.
(3) Carbon usage includes coal and gas power resources.
Our Strengths
Vertical Integration
TeraWulf acknowledges the critical significance of owning its bitcoin mining facility sites for operational efficacy, leading to enhanced efficiency and reduced costs. Energy infrastructure assets are inherently complex, requiring specialized equipment, intricate commercial relationships, and engagement with diverse stakeholder groups. Through site ownership, TeraWulf adopts a comprehensive approach, ensuring projects are executed with due regard for safety, timeliness, and reliability. Moreover, vertical integration empowers TeraWulf to uphold environmental responsibility and foster positive community relations. Ownership facilitates active management of site development, project supply chains, and commercial agreements, thereby promoting transparency and accountability for employees, investors, and local communities.
Environmentally Clean
TeraWulf is steadfast in its commitment to spearheading sustainable bitcoin mining practices. Presently, 95% of the energy powering its two mining facilities is derived from zero-carbon sources, with a targeted transition to 100% zero-carbon energy usage. The Nautilus Cryptomine Facility relies exclusively on 100% zero-carbon nuclear energy, while the Lake Mariner Facility draws power from Western New York, where over 93% of energy originates from zero-carbon resources, primarily hydro and nuclear. Recognizing the environmental ramifications of bitcoin mining, TeraWulf regards its access to cost-effective, zero-carbon energy as a significant and enduring competitive advantage relative to industry peers.
Low-Cost Energy Supply
TeraWulf anticipates maintaining one of the industry’s lowest electricity costs, estimated at approximately $0.035 per kilowatt-hour. The Nautilus Cryptomine Facility secures power at a fixed rate of $0.02 per kilowatt-hour for a five-year term, contributing to cost stability. Historically, at the Lake Mariner Facility, the cost of market power has averaged approximately $0.040 per kilowatt-hour. Over the year ended December 31, 2023, the average aggregate power price at the Lake Mariner Facility and the Nautilus Cryptomine Facility was $0.032 per kilowatt-hour. Positioned at structurally congested points within their respective markets, these facilities offer opportunities for power optimization and provision of ancillary services to the electrical distribution grid.
Scale Rapidly with Proprietary Expansion Pipeline
TeraWulf's growth trajectory is underpinned by access to the latest generation miners, competitive power arrangements, and profound expertise in energy infrastructure and operations. The Company’s existing facilities retain significant expansion capacity, with the Lake Mariner Facility capable of scaling up to 500 MW. Furthermore, TeraWulf plans to expand mining capacity at the Nautilus Cryptomine Facility by another 50 MW in 2025, solidifying its position for scalable growth.
Experienced Team
TeraWulf has an experienced executive management team with many years of experience designing, developing and operating energy infrastructure. Additionally, TeraWulf benefits from the support of Beowulf Electricity & Data Inc. (“Beowulf E&D”), overseen by TeraWulf’s CEO, ensuring the efficient development and operation of its mining facilities. With over 30 years of collective experience in overseeing large-scale energy facilities, the Beowulf E&D team brings invaluable expertise to TeraWulf's operations.
Competition
We classify our primary competitors as other publicly traded bitcoin miners due to the availability of information about their operations. Consequently, numerous public companies, both traded in the U.S. and internationally, could be regarded as competitors of TeraWulf. However, we believe that none of these entities, including those listed below, can match our commitment to environmentally sustainable practices and favorable unit economics.

•Marathon Digital Holdings, Inc. (MARA)
•RIOT Platforms Inc. (RIOT)
•Cleanspark Inc. (CLSK)
•Hut 8 Mining Corp. (HUT)
•Hive Blockchain Technologies Ltd. (HIVE)
•Bitfarms LTD . (BITF)
•Iris Energy Limited (IREN)
•Cipher Mining Inc. (CIFR)
•Bit Digital Inc. (BTBT)
With the fluctuation of bitcoin prices, we acknowledge the potential for additional miners to enter the market during periods of price increases. Conversely, during periods of price decline, less efficient miners may find it economically challenging to remain operational. We are confident TeraWulf maintains a competitive advantage by offering some of the most cost-effective unit economics in comparison to other publicly traded bitcoin miners.
Suppliers
We specialize in high-efficiency bitcoin mining through the utilization of ASICs. These dedicated computing machines, commonly referred to as mining rigs, are predominantly produced by a select few manufacturers. The majority of the machines purchased and deployed by TeraWulf were manufactured by Bitmain, recognized as one of the foremost leaders in the production of bitcoin mining rigs worldwide.
Research and Development
In 2023, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure. Subsequent to a successful pilot phase involving a compact graphics processing unit (GPU) system designed to bolster generative AI and large language model applications, the Company made an initial commitment by allocating a 2 MW power block at the Lake Mariner Facility. This allocation is intended to support a broader high-performance computing (HPC) initiative, strategically aimed at diversifying the Company’s revenue streams.
Regulation
Bitcoin mining currently operates within a predominantly unregulated environment, both at the state and federal levels. We anticipate a heightened focus on regulatory oversight in the near future, and the potential ramifications of forthcoming regulations on our operations remain uncertain.
TeraWulf conscientiously monitors public policy and relevant legislation across all jurisdictions in which we operate. Our primary objective is to provide policymakers with informed insights and advocate for measures that promote the welfare of our employees and align with the overarching goals of the Company. Additionally, we strategically engage with carefully selected industry associations to collaboratively advance our public policy and business objectives.
Intellectual Property
TeraWulf utilizes specific hardware and software tailored for its bitcoin mining operations. Given the prevalence of open-source technology in the blockchain and cryptocurrency sectors, certain source code and software components may be subject to open-source licenses. In such cases, we strictly adhere to the terms outlined in the respective license agreements.
At present, TeraWulf neither possesses nor intends to pursue patents for its existing or planned blockchain and cryptocurrency operations. Instead, we rely on safeguarding our interests through trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights. Additionally, we anticipate procuring licenses for utilizing intellectual property rights owned and managed by third parties. In the future, TeraWulf may develop proprietary software applications tailored for enhancing our blockchain and cryptocurrency operations.
Human Capital Management
As of the filing date, TeraWulf has 10 full-time employees and officers. We recognize the pivotal role played by our workforce in the Company’s success and prioritize their well-being and dedication.
To support our employees, TeraWulf offers a comprehensive benefits program tailored to their needs. This program encompasses a 401(k) retirement plan, flexible work hours, ample leave policies, and initiatives aimed at promoting mental and physical well-being. In accordance with our commitment to employee satisfaction, we conduct annual evaluations of our benefits offerings to ensure they remain aligned with the evolving needs of our workforce. Feedback from employees is actively sought to facilitate continuous improvement of our support systems.
Furthermore, each member of the TeraWulf team holds ownership in the Company through equity awards granted under our 2021 Omnibus Incentive Plan (the “Plan”). The primary objective of the Plan is to attract, retain, and motivate employees, executive officers, and directors through the provision of stock-based compensation awards.
Diversity, Equity and Inclusion
TeraWulf is dedicated to cultivating a diverse and inclusive workforce. We prioritize hiring and recruitment based on merit and qualifications, recognizing the inherent value of varied perspectives and experiences. As the Company expands, our commitment to diversity remains integral across all aspects of our operations.
The Company’s Diversity Policy serves as a fundamental framework, outlining TeraWulf’s commitment to fostering an inclusive environment where all individuals are treated with respect and esteem. We believe that embracing a range of perspectives not only enhances our organizational culture but also bolsters our capacity to respond to change and stimulate innovation.
Cybersecurity
TeraWulf has adopted a thorough strategy for information security and data governance, incorporating physical, procedural, and technical safeguards. These measures aim to safeguard sensitive information and protect our mining operations against unauthorized access. The Company has established a cybersecurity risk management program detailed in our Information Security and Cybersecurity Policy. This policy is designed to uphold the confidentiality, integrity, and availability of our critical systems and information.
As of the current filing date, we have not encountered significant impacts from recognized cybersecurity threats on our operations, business strategy, financial condition, or results of operations.
Insurance
We have property insurance coverage for our bitcoin miners with a total limit representing their estimated replacement cost. The total replacement cost values are evaluated on an on-going basis for the miners. Our miner insurance coverage also includes limited business interruption coverage for which we are continually evaluating the global market for alternative solutions. Currently, business interruption insurance for bitcoin mining companies is extremely limited. We also maintain replacement cost all-risk coverage (excluding mechanical breakdown) property insurance for our facilities and equipment at our Lake Mariner Facility with a limit of $30 million per occurrence. Furthermore, we maintain a separate cyber liability insurance policy with an aggregate limit of $5 million. We engage our insurance broker annually to solicit underwriters to provide proposals to renew our current coverages or update our policies to meet our needs.
Corporate Information
TeraWulf was incorporated under the laws of the State of Delaware in February 2021 and commenced trading on Nasdaq under the symbol “WULF” on December 14, 2021. Our principal executive offices are located at 9 Federal Street, Easton, Maryland 21601. Our telephone number is (410) 770-9500 and our website address is www.terawulf.com. Please note that the contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K (the “Annual Report”).

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
•currency exchange rate fluctuations; and
•other risks, uncertainties and factors included or incorporated by reference in this Annual Report, including those set forth under “Risk Factors” in this this Annual Report.

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
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information included in this Annual Report. See “Item 1A— Risk Factors.”

Risks Related to Our Business

•If we fail to increase our hash rate, we may be unable to compete, and our results of operations could suffer.
•We expect the cost of acquiring new miners to continue to be affected by the ongoing global supply chain crisis.
•We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.
•We may be unable to access sufficient additional capital for future strategic growth initiatives.
•Expansion of our Lake Mariner Facility or the Nautilus Cryptomine Facility potentially exposes us to additional risks.
•Since the operation and expansion of the Nautilus Cryptomine Facility is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.
•If we are unable to comply with the covenants or restrictions contained in our Loan, Guaranty and Security Agreement (the “LGSA”), the lenders could declare all amounts outstanding under the LGSA to be due and payable and foreclose on their collateral, which could materially adversely affect our financial condition and operations.
•We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.
•We have a history of operating losses, and we may report additional operating losses in the future.
•The lack of regulation of digital asset exchanges which bitcoin, and other cryptocurrencies, are traded on may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space and can adversely affect an investment in the Company.

Risks Related to the Price of Bitcoin
•Our ability to achieve profitability is largely dependent on the price of bitcoin, which has historically been volatile.

•Bitcoin market exposure to financially troubled cryptocurrency-related companies may impact our reputation, the price of bitcoin and the profitability of our bitcoin mining operations.
•Bitcoin is subject to halving, and our bitcoin mining operations may generate less revenue as a result.
•Transaction fees may decrease demand for bitcoin and prevent expansion.
•Bitcoin faces significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Risks Related to our Operations
•To remain competitive in our industry, we seek to grow our hash rate to match the growing network hash rate and increasing network difficulty of the bitcoin blockchain, and if we are unable to grow our hash rate at pace with the global network hash rate, our chance of earning bitcoin from our mining operations would decline.
•Because our miners are designed specifically to mine bitcoin and may not be readily adaptable to other uses, a sustained decline in bitcoin’s value could adversely affect our business and results of operations.
•Our reliance on third-party miners may subject our operations to an increased risk of design flaws.
•Our use of a third-party mining pool exposes us to certain risks.
•We may not be able to realize the benefits of forks.
•Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.
•Incorrect or fraudulent bitcoin transactions may be irreversible and we could lose access to our bitcoin.
•Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.
•Digital assets held by the Company are not subject to FDIC or SIPC protections.

Risks Related to Governmental Regulation and Enforcement
•Changing environmental regulation and public energy policy may expose our business to new risks.
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.
•Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.
•Bitcoin and bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

Risks Related to Ownership of our Common Stock
•The trading price of shares of our common stock has been subject to volatility.
•We have, primarily, financed our strategic growth through our at-the-market (“ATM”) offerings and issuances of our common stock. Holders of our common stock may experience dilution as a result of such issuances.
•We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
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
Risks Related to Our Business
If we fail to increase our hash rate, we may be unable to compete, and our results of operations could suffer.
Generally, a bitcoin miner’s chance of solving a block on the bitcoin blockchain and earning a bitcoin reward is a function of the miner’s hash rate (i.e., the amount of computing power devoted to supporting the bitcoin blockchain), relative to the global network hash rate. As greater adoption of bitcoin occurs, we expect the demand for bitcoin will increase further, drawing more mining companies into the industry and thereby increasing the global network hash rate. As new and more powerful miners are deployed, the global network hash rate will continue to increase, meaning a miner’s chance of earning bitcoin rewards will decline unless it deploys additional hash rate at pace with the industry. Accordingly, to compete in this highly competitive industry, we believe we will need to continue to acquire new miners, both to replace those lost to ordinary wear-and-tear and other damage, and to increase our hash rate to keep up with a growing global network hash rate.
We plan to increase our hash rate by acquiring newer, more effective and energy-efficient miners. These new miners are highly specialized servers that are very difficult to produce at scale. As a result, there are limited producers capable of producing large numbers of sufficiently effective miners, and, as demand for new miners has increased in response to increased bitcoin prices, we have observed the price of these new miners has increased. If we are unable to acquire enough new miners or access sufficient capital to fund our acquisitions, the results of our operations and financial condition could be adversely affected, as could investments in our securities.
We expect the cost of acquiring new miners to continue to be affected by the ongoing global supply chain crisis.
Similarly, the ongoing global supply chain crisis, coupled with increased demand for computer chips, has created a shortfall of semiconductors, resulting in challenges for the supply chain and production of the miners we employ in our bitcoin mining operations. The miners are highly specialized servers built around ASIC chips, which very few manufacturers are able to produce in sufficient scale and quality to suit our operations. As a result, the cost to produce these miners has increased, and their manufacturers have passed on increased costs of production to purchasers like us. Therefore, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, which could adversely affect our financial condition and results of operations.
We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.
While our present expansion projects are proceeding on track with our expectations, we cannot guarantee we will complete these expansions (or any future strategic growth initiatives) on time or within our cost estimates, if at all, due in part to the ongoing effects of the global supply chain crisis related to macroeconomic effects of COVID-19, increased inflation and changing conditions within the United States labor market. If we are unable to complete our planned expansions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.

We may be unable to access sufficient additional capital for future strategic growth initiatives.
The expansion of our miner fleet and expansion of our existing mining facilities are capital-intensive projects, and we anticipate that future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives; however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer, and the market price for our securities may be materially and adversely affected.
Expansion of our Lake Mariner Facility and Nautilus Cryptomine Facility potentially exposes us to additional risks.
Expansion of our existing mining facilities potentially exposes us to additional risks, including risks related to, among other sources: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion. All construction-related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
If we are unable to overcome these risks and additional pressures to complete our expansion and construction projects in a timely manner, if at all, we may not realize their anticipated benefits, and our business and financial condition may suffer as a result.
Since the operation and expansion of the Nautilus Cryptomine Facility is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.
On March 23, 2023, TeraWulf (Thales) LLC (“Thales”), a wholly owned subsidiary of the Company, entered into a second amended and restated joint venture agreement for Nautilus with an affiliate of Talen. The Nautilus joint venture agreement provides that, except for certain specified matters, decisions are to be made by a majority vote of the board of managers. The board of managers is comprised of one manager appointed by Thales and four managers appointed by Talen. Any significant disagreements between partners on strategic decisions or the inability of the Talen affiliate to meet obligations to Nautilus or third parties may impede the Company’s ability to control aspects of the ongoing operation and future expansion of the Nautilus Cryptomine Facility.
Economic and geopolitical events may create increased uncertainty and price changes.
We are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion by one nation of another, leading to increased inflation and supply chain volatility. Such crises will likely continue to have an effect on our ability to do business in a cost-effective manner. Inflation has caused the price of materials to increase leading to increased expenses to our business. Global crises and economic downturns may also have the effect of discouraging investment in bitcoin as investors shift their investments to less volatile assets. Such shifts could have a materially adverse effect on our business, operations and the value of the bitcoin we mine.
We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.
Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, and ongoing COVID-19 related issues which have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of new miners, as well as critical materials needed for our expansion plans. Further, miner manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners we rely on, and by increased labor costs to manufacture new miners as workforces and global supply chains continue to be affected by COVID-19 and may further be impacted by global outbreaks of various epidemics or disease, ultimately leading to continually higher prices for new miners. Thus, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, and we may face difficulties obtaining the new miners we need at prices or in quantities we find acceptable, if at all, and our business and results of operations may suffer as a result.
In addition, labor shortages that have persisted since the COVID-19 pandemic and those arising from any new pandemics, epidemics or outbreaks of disease may lead to increased labor costs and difficulty in hiring and retaining the highly qualified and motivated people we need to conduct our business and execute on our strategic growth initiatives. Sustaining our growth plans will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce, and government cooperation, each of which may be affected by macroeconomic factors outside of our immediate control.
We cannot predict the duration or direction of current or new global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our workforce and capital resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations, our business, prospects, financial condition, and operating results may be harmed.
Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.
Strategic acquisitions and/or combinations are a component of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business and realize anticipated synergies. Integrating acquired businesses may involve unforeseen difficulties, may require a disproportionate amount of our management’s attention, and may require us to reallocate our resources, financial or otherwise.
For example, we may encounter challenges in the integration process such as: difficulties associated with managing the resulting larger and more complex company; conforming administrative and corporate structures and standards, controls, procedures and policies, business cultures, hiring and retention of key employees, and compensation and benefits structures, coordinating geographically dispersed operations; and our ability to deliver on our strategy going forward.
Further, our acquisitions may subject us to new liabilities and risks, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of businesses we consider acquiring, there can be no guarantee that we are aware of all the liabilities of an acquired company. These liabilities, and any additional risks and uncertainties related to an acquired company not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.
We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our financial condition and results of operations.
We may experience increased compliance costs as a result of our strategic acquisitions.
Future strategic acquisitions could carry substantial compliance burdens, which may limit our ability to realize the anticipated benefits of such acquisitions, and which may require our management and personnel to shift their focus to such compliance burdens and away from their other functions. Such increased costs and compliance burdens could affect our ability to realize the anticipated benefits of such strategic acquisitions, and our business, results of operations, and financial condition may suffer as a result.
If we are unable to comply with the covenants or restrictions contained in our Loan, Guaranty and Security Agreement, the lenders could declare all amounts outstanding thereunder to be due and payable and foreclose on their collateral, which could materially adversely affect our financial condition and operations.

The covenants and other restrictions contained in the Loan, Guaranty and Security Agreement, dated as of December 1, 2021, between the Company, the Lenders party thereto and Wilmington Trust National Association, as administrative and collateral agent (as amended, the “LGSA”) or future debt agreements could, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay dividends or make other restricted payments, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, our mined bitcoin, together with all of our Company’s other assets, serves as collateral for our lenders under our LGSA. A failure to comply with any restrictions or covenants in our LGSA, or to make payments of interest when due or make other payments we are obligated to make under our LGSA, could have serious consequences to our financial condition or result in a default under the LGSA. A default would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt, among other remedies.
We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.
We have raised capital to finance the strategic growth of our business through public offerings of our common stock, and we expect to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. In 2022 and 2023, a number of digital asset platforms and exchanges filed for bankruptcy and/or became the subjects of investigation by various governmental agencies for, among other things, fraud. These disruptions in the crypto asset market may impact our ability to obtain favorable financing. If we raise additional equity financing, our stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline. If we are unable to generate cash flows from operation sufficient to support our strategic growth, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or obtaining additional equity financing on terms that may be onerous or highly dilutive. Furthermore, if we engage in debt financing, as we currently do, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.
We have a history of operating losses, and we may report additional operating losses in the future.
Our primary business is bitcoin mining, and we have recorded historical losses and negative cash flows from our operations when the value of bitcoin we mine does not exceed our associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding our bitcoin mining operations. However, future market prices of bitcoin are difficult to predict, and we cannot guarantee that our future bitcoin mining revenue will exceed our associated costs.
The lack of regulation of digital asset exchanges which bitcoin, and other cryptocurrencies, are traded on may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space and can adversely affect an investment in the Company.
The digital asset exchanges on which bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In 2022 and 2023, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for bitcoin, have experienced increased price volatility. The bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.
These events are continuing to develop and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect our business and an investment in the Company.
We depend on attracting and retaining officers, managers, and skilled professionals.
Our success depends, in large part, on our ability to hire, retain and motivate talented officers, leadership, and professionals. We cannot guarantee that such employees will be retained which may inhibit our management functions, strategic development, and other critical functions. Our growth may be constrained by human capital resource limitations as we compete with other companies for skilled employees. We will need to take strategic action to develop our pool of management and skilled employees as well as grow such pool to meet the demands of our corporate functions. If we are not able to do so, our business, and thus our ability to grow, may be materially adversely affected.
Risks Related to the Price of Bitcoin
Our ability to achieve profitability is largely dependent on the price of bitcoin, which has historically been volatile.
Our existing bitcoin mining operations and the expansions of our Lake Mariner Facility and the Nautilus Cryptomine Facility are largely based on our assumptions regarding the future value of bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity of bitcoin, political, economic, and regulatory conditions and speculation making bitcoin’s price more volatile or creating “bubble” type risks for the trading price of bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring companies to comply with rigorous listing standards and rules, which monitor transactions for fraud and other improprieties, markets for bitcoin and other cryptocurrencies tend to be unregulated or underregulated. In general, less stringent markets are perceived to have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of bitcoin and other cryptocurrencies, which could adversely affect the price of bitcoin. As discussed in Item 1. “Business—Regulation” of this Annual Report, bitcoin and crypto asset markets generally may be subject to increased scrutiny and regulation by the U.S. legislature and government agencies, and such evolving regulatory and legal environment may impact our bitcoin mining activities and therefore an impact on our business.
These factors make it difficult to accurately predict the future market price of bitcoin and may also inhibit consumer trust in, and market acceptance of, cryptocurrencies as a means of exchange, which could limit the future adoption of bitcoin and, as a result, our assumptions could prove incorrect. If our assumptions prove incorrect and the future price of bitcoin is not sufficiently high, our revenue from our bitcoin mining operations may not exceed our costs, and our operations may not be profitable, which would have a material adverse effect on our results of operations and financial condition.
Bitcoin market exposure to financially troubled cryptocurrency-related companies may impact our reputation, the price of bitcoin and the profitability of our bitcoin mining operations.
The failure of several cryptocurrency platforms has impacted and may continue to impact the broader cryptocurrency economy; the full extent of these impacts may not yet be known. Bitcoin is subject to price volatility resulting from financial instability, poor business practices, and fraudulent activities of players in the broader cryptocurrency market. When investors in cryptocurrency and cryptocurrency-based companies experience financial difficulty as a result of price volatility, poor business practices, and/or fraud, it has caused, and may continue to cause, loss of confidence in the cryptocurrency space, reputational harm to cryptocurrency assets, heightened scrutiny by regulatory authorities and law makers, and a steep decline in the value of bitcoin, among other material impacts. Such adverse effects have affected, and may in the future, affect the profitability of our bitcoin mining operations.
Bitcoin is subject to halving, and our bitcoin mining operations may generate less revenue as a result.
The number of new bitcoin awarded for solving a block is cut in half at mathematically predetermined intervals, known as “halving”. The next halving for the bitcoin blockchain is currently anticipated to occur in April 2024. While bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of bitcoin does not follow future halving events, the revenue we earn from our bitcoin mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

Transaction fees may decrease demand for bitcoin and prevent expansion.
As the number of bitcoin currency rewards granted for solving a block in the bitcoin blockchain has decreased, transaction fees have increasingly been used to incentivize miners to continue to contribute to the bitcoin network. However, high bitcoin transaction fees may slow the adoption of bitcoin as a means of payment, which may decrease demand for bitcoin and future prices of bitcoin may suffer as a result. If bitcoin prices are not sufficiently high, our bitcoin mining revenue may not exceed our associated costs, and our results of operations and financial condition may suffer. Further, because the price of shares of our common stock may be linked to the price of bitcoin, if demand for bitcoin decreases, causing future bitcoin prices to decrease, the market price of our securities may be materially and adversely affected, limiting our ability to raise additional capital to fund our strategic growth plans and would have a material adverse effect on our results of operations and financial condition.
Bitcoin faces significant scaling obstacles that can lead to high fees or slow transaction settlement times.
Bitcoin (and cryptocurrencies, generally) face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Scaling cryptocurrencies is essential to the widespread acceptance of cryptocurrencies as a means of payment, including bitcoin. Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that a network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding (a horizontal partition of data in a database or search engine), which would not require every single transaction to be included in every single miner’s or validator’s block. There is, however, no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective. If adoption of bitcoin (and cryptocurrencies, generally) as a means of payment does not occur on the schedule or scale we anticipate, the demand for bitcoin may stagnate or decrease, which could adversely affect future bitcoin prices, and our results of operations and financial condition, which could have a material adverse effect on the market price for our securities.
Risks Related to Our Operations
To remain competitive in our industry, we seek to grow our hash rate to match the growing network hash rate and increasing network difficulty of the bitcoin blockchain, and if we are unable to grow our hash rate at pace with the global network hash rate, our chance of earning bitcoin from our mining operations would decline.
As the adoption of bitcoin has increased, the price of bitcoin has generally appreciated, causing the demand for new bitcoin rewards for successfully solving blocks on the bitcoin blockchain to likewise increase. This has encouraged more miners to attempt to mine bitcoin, which increases the global network hash rate deployed in support of the bitcoin blockchain.
Because a miner’s relative chance of successfully solving a block and earning a new bitcoin reward is generally a function of the ratio of the miner’s individual hash rate relative to the global network hash rate, as the global network hash rate increases, a miner must increase its individual hash rate to maintain its chances of earning new bitcoin rewards. Therefore, as new miners enter the industry and as miners deploy greater numbers of increasingly powerful machines, existing miners must seek to continually increase their hash rate to remain competitive. Thus, a feedback loop is created: as bitcoin gains popularity and its relative market price increases, more miners attempt to mine bitcoin and the bitcoin network hash rate is increased; in response, existing miners and new miners devote more and more hash rate to the bitcoin blockchain by deploying greater numbers of increasingly powerful machines in an attempt to ensure their ability to earn additional bitcoin rewards does not decrease. Compounding this feedback loop, the network difficulty of the bitcoin network (i.e., the amount of work (measured in hashes) necessary to solve a block) is periodically adjusted to maintain the pace of new block additions (with one new block added to the blockchain approximately every ten minutes), and thereby control the supply of bitcoin. As miners deploy more hash rate and the bitcoin network hash rate is increased, the bitcoin network difficulty is adjusted upwards by requiring more hash rate to be deployed to solve a block. Thus, miners are further incentivized to grow their hash rate to maintain their chance of earning new bitcoin rewards. In theory, these dual processes should continually replicate themselves until the supply of available bitcoin is exhausted. In response, miners have attempted to achieve greater hash rate by deploying increasingly sophisticated and expensive miners in ever greater quantities. Moreover, because there are very few manufacturers of miners capable of producing a sufficient number of miners of adequate quality to meet this need, scarcity results, leading to higher prices. Compounding this phenomenon, it has been observed that some manufacturers of bitcoin miners may increase the prices for new miners as the market price of bitcoin increases.
Accordingly, to maintain our chances of earning new bitcoin rewards and remaining competitive in our industry, we must seek to continually add new miners to grow our hash rate at pace with the growth in the bitcoin global network hash rate. However, as demand has increased and scarcity in the supply of new miners has resulted, the price of new miners has increased sharply, and we expect this process to continue in the future as demand for bitcoin increases. Therefore, if the price of bitcoin is not sufficiently high to allow us to fund our hash rate growth through new miner acquisitions and if we are otherwise unable to access additional capital to acquire these miners, our hash rate may stagnate and we may fall behind our competitors. If this happens, our chances of earning new bitcoin rewards would decline and, as such, our results of operations and financial condition may suffer.
Because our miners are designed specifically to mine bitcoin and may not be readily adaptable to other uses, a sustained decline in bitcoin’s value could adversely affect our business and results of operations.
We have invested substantial capital in acquiring miners using ASIC chips designed specifically to mine bitcoin using the 256-bit secure hashing algorithm (“SHA-256”) as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine bitcoin and generate revenue from our operations. Therefore, our bitcoin mining operations focus exclusively on mining bitcoin, and our bitcoin mining revenue is based on the value of the bitcoin we mine. Accordingly, if the value of bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our bitcoin mining operations will likewise decline. Moreover, because our miners use these highly specialized ASIC chips, we may not be able to successfully repurpose them in a timely manner, if at all, to other uses, following a sustained decline in bitcoin’s value or if the bitcoin blockchain stops using SHA-256 for solving blocks. This would result in a material adverse effect on our business and could potentially impact our ability to continue as a going concern.
Our reliance on third-party miners may subject our operations to increased risk of design flaws.
The performance and reliability of our miners and our technology is critical to our reputation and our operations. We currently predominantly use Bitmain Technologies Limited (“Bitmain”) miners, and if there are issues with those machines, such as a design flaw in the ASIC chips they employ, our system could be substantially affected. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to the Bitmain miners we currently utilize could affect substantial portions of our miners; therefore, if a defect or other flaw exists and is exploited, a majority of, or all of our miner fleet could be adversely impacted. Any interruption, delay or system failure could result in financial losses, a decrease in the trading price of our common stock and damage to our reputation.
Our use of a third-party mining pool exposes us to certain risks.
We receive bitcoin rewards from our mining activity through a third-party mining pool operator, Foundry. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, after deducting the applicable pool fee, if any, used to solve a block on the bitcoin blockchain. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other issue, it could negatively impact our ability to mine and receive revenue, if we are unable to quickly switch to another pool or to self-mine without a pool. Furthermore, it is possible that the mining pool operator could fail to accurately record the total processing power provided to the pool for a given bitcoin mining application, which would inhibit our ability to confirm the proportion of that total processing power which we provided. While we have internal methods of tracking both the hash rate we provide and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward, which may not match our own. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operator, we may not receive accurate block rewards from the pool, and we would have limited recourse to correct these inaccuracies. This could lead us to decide against further participation in a mining pool, or mining pools generally, which may affect the predictability of our mining returns, which could have an adverse effect on our business and operations.
We currently do not have a back-up pool provider, so if Foundry were to cease operations, there would be some delay and consequently lost revenue until we retained a new pool provider and pointed our miners at the new pool provider, which we would do by using a mass command issued by our management software. Furthermore, while we receive daily reports from Foundry detailing the total processing power provided to its mining pool and our proportion of that total processing power to determine the distribution of rewards to us, we are dependent on the accuracy of Foundry’s record keeping. We have little means of recourse against Foundry if we determine the proportion of the reward paid out to us by Foundry is incorrect, other than leaving Foundry’s pool altogether. If we are unable to consistently obtain accurate proportionate rewards from our pools, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations. Additionally, were Foundry to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of any mining rewards or fees for any given day that had not yet been delivered into our wallet held at NYDIG would be delayed or unrecoverable.
We may not be able to realize the benefits of forks.
The bitcoin blockchain is subject to modification based on a consensus of the users on its network. When a significant minority of users on the network agree to a modification that is not compatible with the prior network protocol, a “fork” of the network results, with one prong running the pre-modified protocol and the other running the modified protocol. The effect of such a fork would be the existence of two “versions” of the blockchain running in parallel that are not interchangeable, which requires exchange-type transactions to convert between the two forks. Additionally, it may be unclear following a fork which of the two protocols represents the original and which is the new protocol. Different metrics adopted by industry participants to determine which is the original asset following a fork in the bitcoin blockchain may include: referring to the blockchain with the greatest network hash rate, or to the “length” of blockchain (i.e., the time between the first transaction recorded in the blockchain’s distributed ledger and the date of the most recent transaction). Accordingly, it is possible that a fork may occur on the bitcoin blockchain that results in an asset different from our current bitcoin holdings, or a protocol different from SHA-256 (which our miners are specifically designed to operate), gaining predominance, and the value of our bitcoin assets may suffer, or we may not be able to adapt our miners to the new protocol. Therefore, we may not realize the economic benefit of a fork in the bitcoin blockchain, either immediately or ever, which could adversely affect an investment in our securities.
Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.
As a publicly traded company, at times we experience cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our bitcoin could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures, it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. Additionally, though we provide cybersecurity training for all employees, we cannot guarantee that we will not be affected by further phishing attempts. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful. Such breaches, whether attributable to a vulnerability in our systems or otherwise, could result in claims of liability against us, damage our reputation and materially harm our business.
We rely on the well-known U.S. based third-party digital asset-focused custodian, NYDIG, to safeguard our bitcoin using cold storage. NYDIG receives and holds our custodied assets, which includes both our digital assets and any cash we may choose to custody with NYDIG. Only NYDIG holds the private keys to our wallet, and no one at the Company has access to our wallet’s private keys. If our third-party service provider experiences a security breach or cyber-attack and unauthorized parties obtain access to our bitcoin, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected. To date, we have not experienced a material cyber incident; however, we continue to encounter ongoing cyber-attacks and the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, or give rise to legal and/or regulatory action, which could damage our reputation or otherwise materially harm our business, operating results, and financial condition.
However, pursuant to our Digital Asset Custodial Agreement, dated as of March 10, 2022, between us and NYDIG (as may be amended, modified or supplemented from time to time, the “Custodial Agreement”), NYDIG has covenanted that it holds our digital assets in a segregated account that will at all times be identifiable in NYDIG’s database as being stored for our benefit; that NYDIG has no right, interest or title in our digital assets; and that our digital assets do not constitute an asset on the balance sheet of NYDIG. To the extent NYDIG holds any cash on our behalf, NYDIG may hold our cash in one or more omnibus “for benefit of customers” accounts at one or more U.S. insured depository institutions. However, at this time, the Company has no cash custodied, and has no immediate or future plans to custody, any cash with NYDIG. Furthermore, NYDIG has covenanted that our digital assets will not be commingled with other digital assets held by NYDIG, except temporarily (typically for no longer than 12 hours, but in no case longer than 72 hours) as an operational matter, if required, to effect a transfer into or out of our digital asset account. Significantly, NYDIG represents and warrants that beneficial and legal ownership of all our digital assets is, and will remain, freely transferable without the payment of money or value and that NYDIG has no ownership interest in our account.
While we believe that the Custodial Agreement provides our business with reasonable protections for our business’s operations and the safe storage of our digital assets, we make no assurances that storing our digital assets with NYDIG is free from risk, given the various risks enumerated above. To the best of our knowledge, NYDIG safely stores our digital assets in segregated accounts as represented in the Custodial Agreement; however, if NYDIG were to be in breach of the Custodial Agreement, our digital assets could be compromised. Additionally, if NYDIG were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, though kept in segregated accounts, would be delayed or unrecoverable. Additionally, if NYDIG were to cease operations, declare insolvency or file for bankruptcy, we do not have a readily available backup custodian at this time, and so we would need to self-custody our digital assets using cold storage until we could contract with another adequate custodian for the safe storage of our assets which may have a disruptive effect on our business. In the meantime, our mined bitcoin would continue to aggregate in our proprietary wallet until we found a suitable cold storage custodian.
Incorrect or fraudulent bitcoin transactions may be irreversible and we could lose access to our bitcoin.
Bitcoin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the bitcoin from the transaction. Because of the decentralized nature of the bitcoin blockchain, once a transaction has been verified and recorded in a block that is added to the bitcoin blockchain, an incorrect transfer of a bitcoin or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our bitcoin rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Though recent high profile enforcement actions against individuals laundering stolen bitcoin have demonstrated some means of bringing malicious actors to justice for their theft, the stolen bitcoin is likely to remain unrecoverable. Furthermore, we utilize a third-party custodian for our bitcoin, and thus do not maintain a private key. However, if they lose access to our wallet, or if a malicious actor successfully denies the third-party custodian access to our wallet, we may be permanently denied access to the bitcoin held in the wallet corresponding to the lost, stolen or blocked keys. Though we have taken and continue to take reasonable steps to secure our data and to store our bitcoin with an institutional custodian, if we, or our third-party custodian were to experience data loss relating to our digital wallets, we could effectively lose access to and the ability to use our bitcoin assets. Moreover, we may be unable to secure insurance policies for our bitcoin assets at rates or on terms acceptable to us, if at all, and we may choose to self-insure. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business, results of operations and financial condition.
Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.
Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.
We may incur expenses or delays relating to such events outside of our control, which may not be covered by insurance, and such events could have a material adverse impact on our business, operating results and financial condition.
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

Increased scrutiny and changing expectations from stakeholders with respect to our environmental, social, and governance (ESG) practices and the impacts of climate change may result in additional costs or risks.
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.
The SEC has adopted rule changes that require companies to include certain climate-related disclosures such as climate-related risks that are reasonably likely to have a material impact on business, results of operations, or financial conditions. Due to the adoption of these rules, the increased public scrutiny of our business may affect our operations, competitive position, and financial condition.
In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. However, as a 95% zero-carbon bitcoin miner, we believe we are advantageously positioned relative to our competitors in this regard.
Risks Related to Governmental Regulation and Enforcement
Changing environmental regulation and public energy policy may expose our business to new risks.
Our bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any mining facility we establish can only be successful if we can obtain sufficient electrical power for that facility on a cost-effective basis, and our establishment of new facilities requires us to find locations where that is the case. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.
In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the bitcoin mining industry, with its energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.
Moreover, in the State of New York, we currently participate in energy demand response programs to curtail operations, return capacity to the electrical grid, and receive funds to offset foregone operational mining revenue when necessary, such as in extreme weather events. Furthermore, we, as well as other bitcoin miners, have recently received a mandatory survey from the U.S. Energy Information Administration (the “EIA”), seeking extensive information regarding our facilities’ use of electricity, and certain information regarding our operations, solely for the month of January 2024. This request was subsequently withdrawn by the EIA; however, it is possible that mandatory surveys such as this will be used by the EIA to generate negative reports regarding the bitcoin mining industry’s use of power and other resources, which could spur additional negative public sentiment and adverse legislative and regulatory action against us or the bitcoin mining industry as a whole. Surveys and other regulatory actions could increase our cost of operations or otherwise make it more difficult for us to operate at our current locations.
Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States. However, as a 95% zero-carbon bitcoin miner, we believe we are advantageously positioned relative to our competitors in this regard. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.
Until recently, relatively little regulatory attention has been directed toward bitcoin and the bitcoin network by U.S. federal and state governments, foreign governments and self-regulatory agencies. We currently only operate in the United States, and do not currently have any plans to expand our operations beyond the United States. As bitcoin has grown in popularity and in market size, the U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN and the Federal Bureau of Investigation have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptocurrency industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.
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
The compliance costs of responding to new and changing regulations could adversely affect our operations.
We are subject to various federal, state and local laws and regulations, including those relating to the generation, storage, handling, and disposal of hazardous substances and wastes. Certain of these laws and regulations also impose joint and several liability, without regard to fault, for investigation and cleanup costs on current and former owners and operators of real property and persons who have disposed of or released hazardous substances into the environment. Our operations may involve the use of hazardous substances and materials, such as petroleum fuel for temporary generators, as well as batteries, cleaning solutions, and other materials.
The course of future legislation and regulation in the United States remains difficult to predict, and potential increased costs associated with new legislation or regulation cannot be estimated at this time.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.
As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to certain, and in some cases overlapping, unclear and evolving regulatory requirements.
For example, in January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and FDIC issued a joint statement effectively discouraging banks from doing business with clients in crypto-asset industries, which could potentially create challenges regarding access to financial services. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered institutions. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between crypto-assets and the broader financial system. Meanwhile, the United States Securities and Exchange Commission (“SEC”) has announced several actions aimed at curtailing activities it deems sales of unregistered securities.
However, also during January 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the use and trade of digital assets and related financial services products in the United States. The bipartisan leadership of the Senate Banking Committee announced a similar objective.
Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.
Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.
The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, and we take all commercially reasonable steps to avoid such transactions, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling bitcoin assets. Moreover, there is a risk that some bad actors will continue to attempt to use cryptocurrencies, including bitcoin, as a potential means of avoiding federally imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine.
We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the bitcoin industry, or the potential impact of the use of bitcoin by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock.
Bitcoin and bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.
It is possible that state or federal regulators may seek to impose harsh restrictions or total bans on bitcoin mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although bitcoin and bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators could undertake new or intensify regulatory actions that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of bitcoin as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account, and thus harm investors.

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
Current guidance from the Internal Revenue Service indicates that digital assets such as bitcoin should be treated and taxed as property and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-

blockchain transactions), it would also apply capital gains treatment to those transactions which may adversely affect the Company’s business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
The trading price of shares of our common stock has been subject to volatility.
The trading price of our common stock has been, and is likely to continue to be, volatile, and may be influenced by various factors including the risks, uncertainties and factors described in this Annual Report and our other filings with the SEC, as well as factors beyond our control or of which we may be unaware. If these risks happen and our business and results of operation suffer as a result, the market price of our securities may decline, which could have a material adverse effect on an investment in our securities.
Bitcoin is subject to price volatility resulting from financial instability, poor business practices, fraudulent activities of players in the market, and other factors outside of our control. Such factors may cause a decline in the price of bitcoin, which may affect the trading price of our shares of common stock. We have issued, and may continue to issue, new shares of our common stock, which has a dilutive effect.
We have, primarily, financed our strategic growth through our at-the-market (ATM) offerings and issuances of our common stock.
Our ATM offerings allow us to raise capital as needed by tapping into the existing trading market for our shares by selling newly issued shares into the market depending on prevailing market prices. Our efforts to raise capital is for the purpose of executing on development plans and strategic growth opportunities as they arise; however, holders of our common stock may experience dilution as a result of our sales of newly issued shares of our common stock in such ATM offerings.
Because we do not currently intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.
We currently intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.
We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, any of which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of December 31, 2023, we concluded that our internal control over financial reporting contained no material weaknesses. To remediate previously identified material weaknesses related to the Company’s review controls around classification within the consolidated statements of cash flows, our management has implemented measures designed to ensure that control deficiencies contributing to the material weakness are timely remediated, such that these controls are designed, implemented, and operating effectively.
We believe that our actions remediated our previously identified material weaknesses. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of assets, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.
ITEM 1B.    Staff Comments
We have an unresolved comment from the staff (the “Staff”) of the SEC pursuant to a letter from the Staff to us, dated January 21, 2024, with respect to our Registration Statement on Form S-3 (File No. 333-274788), currently in review with the SEC, but not yet effective. On March 8, 2023, we have responded to this letter and have amended our Registration Statement on Form S-3.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is one component of our information security program that guides continuous improvement to, and evaluates these security objectives for our critical systems, data, and operations. Additionally, our cybersecurity risk management program includes a cybersecurity incident response plan. Our approach to controls and risk management is based on guidance from the National Institute of Standards and Technology (“NIST”). This does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST framework as a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise information technology environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry specify threats;
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•an Information Security and Cybersecurity policy which establishes administrative, physical, and technical controls and procedures to protect data and systems;
•individuals, including employees and external third party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, monitor, respond or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.
We have not identified risks from known cybersecurity threats that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - Cyberattacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.”

Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.
The Board receives regular reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Vice President of Information Technology, risk management and internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our information security organization is comprised of internal and external security and technology professionals. We continue to make investments in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats. In addition, we have newly formed a multifunctional cybersecurity committee comprised of information technology, operations, risk, and finance members who will meet quarterly to assess new vulnerabilities and threats, update risk assessments and assess the implementation of the Company’s cybersecurity risk management program. This committee will report periodically to the management team on matters involving cybersecurity risks and incidents.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.
ITEM 2.    Properties
Corporate Headquarters
TeraWulf maintains its principal corporate offices in Easton, Maryland and New York, New York. Beowulf Electricity & Data Inc. (“Beowulf E&D”), a company controlled by TeraWulf’s CEO, provides TeraWulf with the office space at these locations in accordance with the terms of an Administrative and Infrastructure Services Agreement, dated as of April 27, 2021. Since January 1, 2023, the use of TeraWulf’s corporate offices is covered by the base fee under the Amendment No. 1 to the Services Agreement (as amended, the “Services Agreement”). TeraWulf considers its current office space adequate for its current operations.
Lake Mariner Facility
Lake Mariner has entered into a lease agreement with Somerset Operating Company, LLC (“Somerset”), a company controlled by TeraWulf’s CEO, pursuant to which Lake Mariner leases from Somerset approximately 79 acres in Niagara County, New York for an initial term of eight years with a five-year extension option. Located on an expansive site on the shores of Lake Ontario adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. The Lake Mariner Facility is operating approximately 160 MW of bitcoin mining capacity at the site as of December 31, 2023 and has the ability to scale up to 500 MW of capacity.
Nautilus Cryptomine Facility
Nautilus has entered into a ground lease with Cumulus Data LLC (“Cumulus Data”), an affiliate of Talen, pursuant to which Nautilus leases from Susquehanna Data LLC the site of the Nautilus Cryptomine Facility for an initial term of five years with two three-year extension options and option to extend the term by an interim period of up to six and one half months after the first three-year extension. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of December 31, 2023, had 50 MW of operational bitcoin mining capacity at the Nautilus Cryptomine Facility. On February 28, 2024, the Company exercised its option to increase its energy requirement at the Nautilus Cryptomine Facility by an incremental 50 MW (for a total of 100 MW attributable to TeraWulf). On March 1, 2024, Cumulus Data sold substantially all its assets to an unaffiliated third party, including the land leased to Nautilus pursuant to the Nautilus ground lease. In connection with the asset sale, the Nautilus ground lease was assigned to the purchaser of the assets with no changes to its terms and conditions.
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

PART II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for the Registrant’s Common Equity
Our common stock is listed on The Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “WULF.” As of December 31, 2023, there were 44 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2023. We do not currently intend to pay dividends on our common stock and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of certain existing and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
There were no purchases of our common stock by the Company during the year ended December 31, 2023.
Unregistered Sale of Equity Securities
October 2022 Private Placement
On October 6, 2022, the Company entered into (a) subscription agreements (the “October Subscription Agreements”) with certain accredited investors (the “October Investors”) pursuant to which such October Investors purchased from the Company units (the “October Units”) consisting of: (i) 7,481,747 shares of common stock (the “October Shares”) and (2) warrants (the “October Private Placement Warrants”) exercisable for 7,481,747 shares of common stock (such shares, the “October Private Placement Warrant Shares”) in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “October Private Placement Warrant Agreement) governing the terms and conditions of the October Private Placement Warrants. Upon closing of the private placement transaction on October 6, 2022, the October Units separated into the October Shares and the October Private Placement Warrants. On January 30, 2023, certain of the October Investors agreed to amend the terms of their warrants such that their warrants would become exercisable only after February 23, 2023. All warrants under the October Private Placement Warrant Agreement remain outstanding.
In connection with the signing of the October Subscription Agreements, the Company and the October Investors entered into a Registration Rights Agreement, dated as of October 6, 2022, pursuant to which the Company agreed to provide customary registration rights to the October Investors.
October 2022 Lender Warrants
On October 7, 2022, the Company entered into an amendment and restatement of that certain warrant agreement, dated July 1, 2022, by and among the Company and the holders party thereto (such amended agreement, the “Amended and Restated Warrant Agreement”) pursuant to which the Company issued to its lenders under the LGSA warrants exercisable for 2,667,678 shares of common stock exercisable at an exercise price equal to $0.01 per share of common stock in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act. The Amended and Restated Warrant Agreement provided for the immediate exercisability of the lender warrants which were all exercised between October 3, 2022 and September 18, 2023.

December 2022 Private Placement and January 2023 Private Placement
On December 12, 2022, the Company entered into (a) subscription agreements with certain accredited investors (the “December Investors”) pursuant to which the Company issued to certain of the December Investors, 4,375,000 shares of common stock (the “December Private Placement Warrant Shares”) issuable upon exercise of 5,625,000 warrants (the “December Private Placement Warrants”) which are exercisable at an exercise price equal to $0.40 per share of common stock in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act and (b) a warrant agreement (the “December Private Placement Warrant Agreement”) governing the terms and conditions of the December Private Placement Warrants. The December Private Placement Warrants became exercisable on January 16, 2023; 50% of the December Private Placement Warrants were exercised in January 2023; the remaining 50% of the December Private Placement Warrants expired on January 31, 2023.
In connection with the signing of the December Private Placement Warrant Agreement, the Company and certain of the December Investors entered into a Registration Rights Agreement, dated as of December 12, 2022, pursuant to which the Company agreed to provide customary registration rights to such December Investors.
On January 30, 2023, the Company entered into additional subscription agreements with the December Investors pursuant to which such December Investors purchased 4,375,000 shares of Common Stock from the Company, at a purchase price of $0.40 per share of common stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act for an aggregate purchase price of $1.75 million (the “January Private Placement”). The January Private Placement closed on March 9, 2023.
January 2023 Exchange Agreement
In January 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with an entity controlled by by Mr. Prager (the “Exchanging Shareholder”). Pursuant to the Exchange Agreement, the Exchanging Shareholder exchanged a total of 12,000,000 shares of Common Stock for 12,000,000 new warrants issued by the Company (the “New Exchange Warrants”) in a private exchange exempt from registration under Section 4(a)(2) and/or Regulation D o the Securities Act. The New Exchange Warrants were exercisable at a strike price of $0.0001 per share beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred on February 23, 2023. The New Exchange Warrants were exercised, and 12,000,000 shares of Common Stock were issued in April 2023. The Exchanging Shareholder is entitled to customary registration rights with respect to the shares of common stock issuable upon exercise of the New Exchange Warrants.
Additional 2023 Private Placements Warrants
On January 30, 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investors (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company warrants, each exercisable to purchase one share of the Company’s common stock, at an exercise price of $0.00001 per share of Common Stock (the “Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act, for an aggregate purchase price of $2.5 million, based on a price per share of common stock of $1.05 for a total of 2,380,952 shares of common stock and (b) warrant agreements (the “Warrant Agreements”) with governing the terms and conditions of the warrants, which became exercisable beginning on February 24, 2023 and were all exercised on March 13, 2023.
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
Convertible Promissory Notes
Amendment to Existing Convertible Promissory Notes
On January 30, 2023, the Company entered into amendments to its convertible promissory notes (the “Existing Convertible Promissory Notes”), originally issued to certain accredited investors on November 25, 2022 and further amended on December 12, 2022, in privately negotiated transactions as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act in, an aggregate principal amount of approximately $3.4 million. The Existing Convertible Promissory Notes converted into shares of Common Stock on February 28, 2023 at a price of $0.40.
Entry into New Convertible Promissory Note
On January 30, 2023, the Company entered into a new convertible promissory note (the “New Convertible Promissory Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act in an aggregate principal amount of $1.25 million. The New Convertible Promissory Note has a maturity date of April 1, 2025 and accrues annual interest at a rate of 4.00%. The New Convertible Promissory Note converted into shares of Common Stock on February 28, 2023 at a price of $0.40.
February 2023 Private Placement
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
March 2023 Lender Warrants
On March 1, 2023, in connection with the execution of the Fifth Amendment to the LGSA, the Company entered into a Warrant Agreement to issue the following warrants to the lenders: (i) 26,666,669 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Lender Penny Warrants”) and (ii) 13,333,333 warrants to purchase an aggregate number of shares of the Company’s common stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment Effective Date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Lender Dollar Warrants”). Both the Lender Penny Warrants and the Lender Dollar Warrants are subject to anti-dilution protection for any additional capital raising transaction by the Company of up to $5.0 million following the completion of the Qualified Equity Capital Raise. The Lender Penny Warrants are exercisable during the period beginning on April 1, 2024 through December 31, 2025, and the Lender Dollar Warrants are exercisable during the period beginning on April 1, 2024 through December 31, 2026. Also on March 1, 2023, the Company entered into a registration rights agreement in respect of the Lender Penny Warrants and the Lender Dollar Warrants which provides the lenders with customary shelf and piggyback registration rights. The Lender Penny Warrants and the Lender Dollar Warrants were issued in a private placement transaction exempt from registration under Section 4(a)(2) and/or Regulation D of the Securities Act.
ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other Items included in this Annual Report and with the accompanying consolidated financial statements and notes thereto included elsewhere in this report. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Consolidated Financial Statements. Unless the context otherwise requires, references in this Annual Report to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed forward-looking statements. See “Forward-Looking Statements.”

Overview
We are a leading digital asset technology firm that specializes in digital infrastructure and sustainable energy development. Our primary focus is supporting environmentally conscious bitcoin mining operations by developing and operating state-of-the-art facilities within the United States. Our bitcoin mining facilities are powered by clean, affordable, and reliable energy sources, underscoring our commitment to sustainable practices within the cryptocurrency mining industry.
Revenue Structure
Our primary source of revenue stems from the mining of bitcoin conducted at our sustainable mining facility sites. Additionally, we occasionally generate revenue through the provision of miner hosting services to third-party entities. We exclusively engage in bitcoin mining for our own purposes and do not facilitate bitcoin transactions for external parties.
Our industrial-scale bitcoin mining operations are strategically designed to optimize efficiency. This involves continuously expanding our hash rate, which represents the computational power dedicated to supporting the bitcoin blockchain. By doing so, we enhance our chances of successfully solving cryptographic hashes, thereby generating new blocks on the bitcoin blockchain—a process commonly known as “solving a block.” Typically, a miner’s likelihood of solving a block and earning the block reward is directly linked to the proportion of the bitcoin blockchain's total network hash rate that its hash rate represents.
Block rewards, which are fixed, undergo periodic reductions through halving events. The most recent halving occurred in May 2020, reducing the block reward from 12.5 to 6.25 bitcoin. Another halving, which is expected in April 2024, will further reduce the block reward to 3.125 bitcoin.
In addition to block rewards, bitcoin miners also earn transaction fees for confirming transactions. By validating unconfirmed transactions and incorporating them into new blocks within the blockchain, miners collect these fees. While miners are not obliged to confirm specific transactions, economic incentives drive them to validate legitimate transactions to earn fees. Historically, miners have accepted relatively low transaction fees, but these fees can vary, making future fee predictions challenging.
Presently, we liquidate the bitcoin mined as part of our routine treasury management processes to acquire U.S. dollars for operational, capital, or other corporate expenses. Our bitcoin holdings are securely stored in a cold storage wallet managed by our custodian, NYDIG Trust Company LLC, a duly chartered New York limited liability trust company (“NYDIG”).
For our bitcoin mining operations, we utilize a third-party mining pool operated by Foundry Digital LLC (“Foundry”). At the close of each day, the bitcoin we have earned is transferred by Foundry to our custodial wallet address at NYDIG. We abstain from engaging in the direct sale of our bitcoin on any exchange. Instead, we rely on NYDIG to handle the sale of our mined bitcoin in accordance with our execution agreement with NYDIG, as detailed further in the “Risk Factors” section herein. Our bitcoin sales occur on a daily, weekly, and monthly basis.
Bitcoin and Blockchain
Bitcoin, introduced in 2008, fundamentally transformed the landscape of digital currency by providing a decentralized mechanism for exchanging and preserving value. It operates on a consensus-based network, utilizing a public ledger termed as the “blockchain” to meticulously record every bitcoin transaction. TeraWulf’s fully integrated bitcoin mining facilities capitalize on zero-carbon energy sources, primarily sourced from baseload nuclear and hydroelectric power.
Bitcoin mining involves validating transactions through a proof-of-work consensus method, where miners solve complex mathematical problems to add transactions to the blockchain. TeraWulf invests in computation networks (mining rigs) equipped with application-specific integrated circuit (“ASIC”) chips and secures power to validate transactions and maintain the bitcoin ledger. Factors such as computing capacity, electricity costs, and location play pivotal roles in mining operations.
Our Facilities
TeraWulf currently conducts its bitcoin mining operations at two established data centers: the Lake Mariner facility in upstate New York (the “Lake Mariner Facility”) and the jointly owned Nautilus facility located in central

Pennsylvania (the “Nautilus Cryptomine Facility”). As of December 31, 2023, 95% of TeraWulf’s mining operations were fueled by zero-carbon energy, reflecting our dedication to sustainability. The Company’s ongoing objective is to achieve complete reliance on zero-carbon energy sources.
As of December 31, 2023, these two industrial scale projects had a combined operating capacity of 5.5 EH/s with approximately 48,900 miners deployed, comprised of 33,100 operational miners at the Lake Mariner Facility (including 4,800 hosted miners) and 15,800 self-miners at the Nautilus Cryptomine Facility. As of the date of this Annual Report, the Company has a total operational capacity of 210 megawatts (“MW”) and is currently constructing an additional 35 MW at its Lake Mariner Facility, which is expected to be operational in mid-2024.
Lake Mariner Facility
Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. As of December 31, 2023, the Lake Mariner Facility was operating approximately 115 megawatt (“MW”) of bitcoin mining capacity and as of the date of this Annual Report, the Company has expanded its Lake Mariner Facility infrastructure to 160 MW of bitcoin mining capacity at the site. The Company has an agreement in place with the Power Authority of the State of New York (“NYPA”) for 90 MW of high load factor power to support its bitcoin mining operations (the “PPA”). The PPA was executed on February 12, 2022 and has a term of ten years from the date of commencement of NYPA’s power delivery. The Lake Mariner Facility is situated on an expansive site on the shores of Lake Ontario and has the ability to scale up to 500 MW of capacity.
As of December 31, 2023, we owned approximately 30,100 miners, exclusive of the 4,800 hosted miners, of which approximately 28,300 are operational at the Lake Mariner Facility with the remainder undergoing maintenance or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,700
Bitmain S19 XP	6,300
Bitmain S19j Pro	11,800
MinerVA M7	4,100
Whatsminer M30S+	1,200
30,100
As of December 31, 2023, our fleet of miners ranged in age from 0.4 to 1.6 years and have an average age of approximately 0.8 years. We do not have scheduled downtime for our miners; however, while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. Our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 22.0 to 39.0 joules per terahash (“j/th”) and has an average energy efficiency of 28.8 j/th.
Nautilus Cryptomine Facility
Located in Berwick, Pennsylvania, Nautilus Cryptomine LLC (“Nautilus”) is a joint venture between TeraWulf and a subsidiary of Talen Energy Corporation (“Talen”). Nautilus currently owns a 200 MW bitcoin mining facility located adjacent to the 2.5 gigawatt nuclear-powered Susquehanna Station. The Nautilus Cryptomine Facility represents the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy, which is contracted at a fixed rate of 2.0 cents per kilowatt-hour for a term of five years with two successive three-year renewal options. Under the Nautilus joint venture agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest, each subject to adjustment based on relative capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of December 31, 2023, had 50 MW of operational bitcoin mining capacity at the Nautilus Cryptomine Facility. On February 28, 2024, the Company exercised its option to increase its energy requirement at the Nautilus Cryptomine Facility by an incremental 50 MW (for a total of 100 MW attributable to TeraWulf).
As of December 31, 2023, approximately 48,000 miners have been deployed at the Nautilus Cryptomine Facility of which 46,000 are operational with the remainder undergoing maintenance or on standby to replace miners under repair.

Approximately 15,800 of the deployed miners are attributed to TeraWulf's contributions to Nautilus in order to utilize TeraWulf's allotted 50 MW of bitcoin mining capacity. These miners are comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,300
Bitmain S19 XP	7,100
Bitmain S19j Pro	2,400
15,800
As of December 31, 2023, these miners ranged in age from 0.7 to 0.8 years and have an average age of approximately 0.8 years. Nautilus does not have scheduled downtime for miners; however, while Nautilus periodically performs unscheduled maintenance on miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, Nautilus may replace a miner with a substitute miner to limit overall downtime. These miners have a range of energy efficiency from 22.0 to 30.0 j/th and an average energy efficiency of 25.5 j/th. While the Company holds a 25% equity interest in Nautilus, the distributions of mined bitcoin are determined by each of TeraWulf’s and Talen’s respective hashrate contributions. Accordingly, the Company has contributed approximately 1.9 EH/s of a total 5.2 EH/s of miners which results in an approximate 35.7% of the hashrate share attributed to the Company.
Combined Facilities
As described above, there are a variety of factors that influence our ability to mine bitcoin profitably, including bitcoin’s value in USD, mining difficulty global hashrate, power prices, fleet energy efficiency, data center energy efficiency and other factors. The energy efficiency of a mining fleet drives profitability, because the most significant direct expense for bitcoin mining is power. We believe we operate a highly efficient fleet of miners. The Company uses the following metrics as indicators of operational progress and effectiveness and believes they are useful to investors for the same purposes and to provide comparisons to peer companies.
The table below presents our miner efficiency and computing power as compared to the global computing power as of December 31, 2023.

Combined facilities(1)	As of December 31, 2023
Global hashrate (EH/s)(2)	558.4
Miner efficiency (w/th)(3)	27.6
TeraWulf combined average operating hashrate (EH/s)(4)	5.0
TeraWulf % of Global hashrate	0.9%
(1) Results reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(3) Joules of energy required to produce each terahash of processing power
(4) While nameplate inventory for TeraWulf’s two facilities is 5.5 EH/s, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.
As of December 31, 2023, our operating hashrate was approximately 0.9% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 10 to 11 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below presents the average cost of mining each bitcoin, including bitcoin mined at the Lake Mariner Facility and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the year ended December 31, 2023 and the total energy cost per kWh utilized within the facilities.

Cost of mining - Analysis of costs to mine one bitcoin	Year Ended December 31, 2023
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Cost of energy per bitcoin mined	$8,676
Other direct costs of mining - non energy utilities per bitcoin mined	$29
Cost to mine one bitcoin	$8,705
Value of each bitcoin mined(1)	$29,645
Cost to mine one bitcoin as % of value of bitcoin mined	29.4%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(2)	3,343
Total value of bitcoin mined(1) ($ in thousands)	$99,105
Total kWhs utilized	910,743,637
Total energy expense, net of expected demand response proceeds(3) ($ in thousands)	$29,006
Cost per kWh	$0.032
Energy expense, net as % of value of bitcoin mined	29.3%
Other direct costs of mining ($ in thousands)	$97
1 Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility.
2 Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility of 51 bitcoin for the year ended December 31, 2023, and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
3 Excludes energy expenses associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.
Power prices are the most significant cost driver for our bitcoin mining operations, and energy expense represented 29.3% as expressed as a percentage of value of bitcoin mined during the year ended December 31, 2023.
Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. Our wholly-owned Lake Mariner Facility in New York is subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by market power prices and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates or we may be curtailed under demand response programs in which we participate. The average aggregate power prices incurred at the Lake Mariner Facility and the Nautilus Cryptomine Facility during the year ended December 31, 2023 was $0.032 per kilowatt hour.
The management team makes real-time determinations on the need and timing during which we should curtail. If not otherwise curtailed under demand response programs, we curtail when power prices exceed the value we would receive for the corresponding fixed bitcoin reward. This means if bitcoin’s value decreases or energy prices increase, our curtailment will increase; likewise, when bitcoin’s value increases and energy prices decrease, our curtailment will decrease. The management team manages this decision on an hour-by-hour basis.
During the year ended December 31, 2023, the Company curtailed operations at the Lake Mariner Facility due to weather events, energy price spikes, and demand response program participation. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $3.5 million for the year ended December 31, 2023.

The Company has purchased all miners with cash and has not used limited recourse equipment financing to complete its miner purchases. The Company has raised capital through both the issuance of equity and corporate level debt. These funds have been utilized to support operations, invest in our joint ventures, purchase miners and other fixed assets. Costs related to such issuances are not included in this analysis. Additionally, miner acquisition costs, or capital expenditures, are not factored into the above cost of mining analysis as capital expenditures do not impact the marginal cost of production of one bitcoin. Miner acquisition costs, or capital expenditures, are recorded at cost in property, plant and equipment in the consolidated balance sheets. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the equipment: generally 4 years for miners and 5 years for computer equipment. While we currently depreciate our miners over a 4-year period, given our historical low cost of power ($0.032 per kilowatt-hour for the year ended December 31, 2023), it is possible the average actual useful life of our miners may exceed the depreciation period in certain circumstances. Nevertheless, if depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $11,187 per bitcoin mined in the year ended December 31, 2023.
The estimation of asset useful lives requires management judgement, including consideration of historical operating data, which is limited in the industrial-scale bitcoin mining space given the advent of next-generation mining rigs primarily used by the Company’s bitcoin mining operations. Depreciation periods can be adjusted periodically if an event, regulatory action, or change in retirement patterns indicates an update is necessary. Additionally, management considers expected future energy market prices and conditions, operating costs, maintenance practices and capital investment requirements in determining the estimated useful lives of our equipment and reassesses the reasonableness of estimated useful lives whenever events or changes in circumstances warrant. When a determination has been made that an asset will be retired or extended before or after the end of its current estimated useful life, depreciation provisions will be accelerated or extended to reflect the shortened or lengthened estimated useful life, which could have a material unfavorable or favorable impact on future results of operations.
The Business Combination
TeraWulf completed its business combination with IKONICS Corporation (“IKONICS) on December 13, 2021 (the “Closing Date”) pursuant to which, among other things, TeraCub Inc. (“TeraCub,” formerly known as TeraWulf Inc.) would effectively acquire IKONICS and become a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. Under the terms of the Merger Agreement, each share of IKONICS common stock issued and outstanding immediately prior to the Closing Date was automatically converted into and exchanged for (i) one validly issued, fully paid and nonassessable share of Common Stock of TeraWulf, (ii) one contingent value right (“CVR”) pursuant to a Contingent Value Rights Agreement between TeraWulf and IKONICS (the “CVR Agreement”), and (iii) the right to receive $5.00 in cash, without interest. TeraCub common stock issued and outstanding immediately prior to the Closing Date was automatically converted into the right to receive a number of validly issued, fully paid and nonassessable shares of TeraWulf such that the TeraCub common stockholders prior to conversion would effectively control 98% of the total outstanding shares of TeraWulf immediately subsequent to the Closing Date.
Pursuant to the CVR Agreement, each shareholder of IKONICS as of immediately prior to the Closing Date, received one CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs are entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS completed within 18 months following the date of the merger, subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction and such other amount to be retained to satisfy Retained Liabilities, as defined. The CVRs do not confer to their holders any voting or equity or ownership interest in IKONICS or TeraWulf and are not transferable, except in limited circumstances, and are not listed on any quotation system or traded on any securities exchange. The CVR Agreement will terminate after all payment obligations to the holders thereof have been satisfied. Holders of CVRs will not be eligible to receive payment for dispositions, if any, of any part of the pre-merger business of IKONICS after the eighteen-month anniversary of the Closing Date. As of December 31, 2022, the CVR liability included in the Company’s consolidated balance sheet was $10.9 million. During the year ended December 31, 2022, the Company completed sales of all IKONICS’ net assets held for sale for net proceeds of $13.2 million, of which $7.0 million remained in escrow under provisions of an asset purchase agreement as of December 31, 2022. Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”) and the entity has no remaining operations or employees.
In February 2023, all escrowed funds were released to the Company and during the year ended December 31, 2023, the Company made various CVR payments, including (i) a CVR payment of $3.9 million in February 2023 related to the quarterly calculation for the fourth quarter of 2022, (ii) a CVR payment of $5.7 million in May 2023 related to the quarterly calculation for the first quarter of 2023, and (iii) the final CVR payment of $1.4 million in November 2023. In accordance with the CVR Agreement, as of December 31, 2023, all IKONICS’ net assets previously held for sale had been sold and the Company has made all of the aggregate distributions of $11.0 million of proceeds to the CVR Holders such that the CVR Agreement was deemed terminated as of December 31, 2023.
Upon the consummation of the business combination, RM 101 common stock ceased trading on the Nasdaq and TeraWulf Common Stock began trading on the Nasdaq on December 14, 2021 under the ticker symbol “WULF.”
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global Bitcoin Network using application-specific integrated circuit computers owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earns revenue by providing miner hosting services to third parties. In 2023, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure. Subsequent to a successful pilot phase involving a compact graphics processing unit (“GPU”) system designed to bolster generative AI and large language model applications, the Company made an initial commitment by allocating a 2 MW power block at the Lake Mariner Facility located in upstate New York (the “Lake Mariner Facility”). This allocation is intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. While the Company may choose to mine other digital currencies or pursue other data center services in the future, it has no plans to do so currently. The Company's plan of operation for the next twelve months is to continue to increase the mining capacity at its operating mining facilities and to complete the construction of the fourth building at its Lake Mariner Facility.
Revenue and Cost of Revenue
The following table presents revenue and cost of revenue (exclusive of depreciation) (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$69,229	$15,033
Cost of revenue (exclusive of depreciation)	$27,315	$11,083
Revenue for the years ended December 31, 2023 and 2022 was $69.2 million and $15.0 million, respectively, an increase of $54.2 million. The increase was due primarily to the increase in mining and hosting capacity due to infrastructure constructed and placed in service in the latter half of the year ended December 31, 2022 and during the year ended December 31, 2023. The Company began mining bitcoin at the Lake Mariner Facility in March 2022 and as of December 31, 2023, the Company had energized two buildings and additional infrastructure comprising 115 MW of capacity. During the years ended December 31, 2023 and 2022, revenue from mining was $61.7 million and $10.5 million, respectively, and revenue from hosting was $7.5 million and $4.6 million, respectively.
Cost of revenue (exclusive of depreciation) for the years ended December 31, 2023 and 2022 was $27.3 million and $11.1 million, respectively, an increase of approximately $16.2 million. The increase was primarily due to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between December 31, 2022 and December 31, 2023 at the Lake Mariner Facility. Cost of revenues is comprised primarily of power expense and, to a lesser degree, the cost of services provided under our miner hosting agreements. The Company records proceeds related to participation in demand response programs as a reduction in cost of revenue in the period corresponding to the underlying demand response program period; the amount of aggregate proceeds received or expected to be received were $3.5 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. The Company is actively expanding its enrollment in such available programs in New York.

Costs and Expenses
The following table presents operating expenses (in thousands):

	Year Ended December 31,
	2023	2022
Operating expenses	$2,116	$2,038
Operating expenses - related party	2,773	1,248
	$4,889	$3,286
Operating expenses (including related party expenses) for the years ended December 31, 2023 and 2022 were approximately $4.9 million and $3.3 million, respectively, a net increase of $1.6 million. During the year ended December 31, 2023, operating expenses increased slightly due to increases in repair costs and property insurance offset by lower equipment lease expense as compared to the prior year, while operating expenses – related party, which is paid to a related party which provides services to its Lake Mariner Facility, increased due to increased staffing at the Lake Mariner Facility related to infrastructure constructed and placed in service between December 31, 2022 and 2023 and additionally, to a lesser degree, by an increase in ground lease expense.
The following table presents selling, general and administrative expenses (in thousands):

	Year Ended December 31,
	2023	2022
Selling, general and administrative expenses	$23,693	$22,770
Selling, general and administrative expenses - related party	13,325	13,280
	$37,018	$36,050
Selling, general and administrative expenses (including related party expenses) for the years ended December 31, 2023 and 2022 were $37.0 million and $36.1 million, respectively, a net increase of $1.0 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increases during the year ended December 31, 2023 as compared to the prior year were primarily due to increased expenses of (i) stock-based compensation of $4.3 million, (ii) employee compensation and benefits of $3.3 million, and (iii) related party expense to be settled with respect to common stock of $0.8 million. These increases were partially offset by decreases in legal fees of $3.7 million, insurance expense of $1.9 million, and professional fees of $1.7 million. As previously disclosed, the Company has undertaken cost reduction initiatives targeted at reducing its overall selling, general and administrative expenses that are expected to benefit its operating profitability going forward.
Depreciation for the years ended December 31, 2023 and 2022 was $28.4 million and $6.7 million, respectively. The increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between December 31, 2022 and December 31, 2023 at the Lake Mariner Facility.
Impairment of digital currency for the years ended December 31, 2023 and 2022 was $3.0 million and $1.5 million, respectively. Impairment of digital currency represents the decline in bitcoin prices during the Company’s holding period of its bitcoin. Bitcoin impairment is not reversed during its holding period but instead a gain, if any, is recognized upon its liquidation. Realized gain on sale of digital currency, representing such gains on bitcoin liquidation, for the years ended December 31, 2023 and 2022 was $3.2 million and $0.6 million, respectively. In each case, the increase was due to increased bitcoin both earned and sold due to the increase in mining capacity between December 31, 2022 and December 31, 2023.
During the year ended December 31, 2023, the Company recorded a loss on disposal of property, plant and equipment of $1.2 million related to disposals of miners and write-off of deposits on miners. No loss on disposal of property, plant, and equipment was recorded during the year ended December 31, 2022.
During the year ended December 31, 2022, the Company recorded a loss on nonmonetary miner exchange of $0.8 million related to an exchange agreement with Nautilus. No loss on nonmonetary miner exchange was recorded during the year ended December 31, 2023.

Interest expense for the years ended December 31, 2023 and 2022 was $34.8 million and $24.7 million, respectively, an increase of $10.1 million. Interest expense relates primarily to the Company’s term loan financing in the principal amount of $139.4 million as of December 31, 2023 and $146.0 million as of December 31, 2022. The increase in interest expense during the year ended December 31, 2023 as compared to the prior year is primarily due to an increase of approximately $10.2 million of amortization of debt discount related to the term loan financing and an increase in related to the stated interest rate, which remained unchanged, on the term loan financing. The Company’s term loan financing has a maturity date of December 1, 2024.
During the year ended December 31, 2022, the Company recorded a loss on extinguishment of debt of $2.1 million related to an October 2022 amendment to a convertible promissory note (the “Promissory Note”) which was considered an extinguishment of debt under GAAP due the change in fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the amended Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification.
Income tax benefit for the years ended December 31, 2023 and 2022 was $0 and $0.3 million, respectively. The decrease was do to, during the year ended December 31, 2022, the Company sold the net assets held for sale of IKONICS, resulting in reversal of existing net deferred tax liabilities and a related tax benefit of $0.3 million recorded in income tax benefit in the consolidated statement of operations. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of December 31, 2023 and 2022.
Equity in net loss of investee, net of tax
Equity in net loss of investee, net of tax for the years ended December 31, 2023 and 2022 was $9.3 million and $15.7 million, respectively. The amounts include an impairment loss of $13.6 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively, related to the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution. In each case, the remaining amounts represent TeraWulf’s proportional share of income or losses of Nautilus, which commenced principal operations in February 2023.
Loss from discontinued operations, net of tax
All items included in loss from continuing operations in the consolidated statements of operations for the years ended December 31, 2023 and 2022 relate to its wholly-owned operations of its sole business segment, digital currency mining, due to the Company presenting the RM 101 business as discontinued operations for the years ended December 31, 2023 and 2022.
Loss from discontinued operations, net of tax for the years ended December 31, 2023 and 2022 was $0.1 million and $4.9 million, respectively. The decrease was due to, for the year ended December 31, 2022, the loss from discontinued operations reporting being comprised primarily of an impairment loss on discontinued operations of $4.5 million to write down the related carrying amounts of IKONICS’ net assets to their fair values less estimated cost to sell, offset by a remeasurement gain of $1.1 million on the CVRs, which represents the contingent consideration purchase price component of the RM 101 acquisition. For the year ended December 31, 2023, all assets of IKONICS had been sold prior to the start of the period and RM 101 had no operations or employees.
Non-GAAP Measure
To provide investors with additional information in connection with our results as determined in accordance with generally accepted accounting principals in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) preferred stock dividends, stock-based compensation expense and related party expense to be settled with respect to common stock, all of which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net loss of investee, net of tax, related to Nautilus; (iv) costs related to non-routine regulatory activities, which costs management does not believe are reflective of the Company’s ongoing operating activities; (v) other income which is related to interest income or income for which management believes is not reflective of the Company’s ongoing operating activities; and (vi) gains and losses related to discontinued operations that are not be applicable to the Company’s future business activities. The Company’s Adjusted EBITDA also includes the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net loss of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
Management believes that providing this non-GAAP financial measure allows for meaningful comparisons between the Company's core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP Adjusted EBITDA, management believes that Adjusted EBITDA is also useful to investors and analysts in comparing the Company’s performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate the Company’s bitcoin related revenues). For example, the Company expects that share-based compensation expense, which is excluded from Adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, directors and consultants. Additionally, management does not consider any of the excluded items to be expenses necessary to generate the Company’s bitcoin related revenue.
The Company’s Adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in the Company’s industry, as other companies in the Company’s industry may calculate non-GAAP financial results differently. The Company's Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating (loss) income or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents Adjusted EBITDA, the Company only utilizes that measure supplementally and does not consider it to be a substitute for, or superior to, the information provided by GAAP financial results. Accordingly, Adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in the Company’s consolidated financial statements, which have been prepared in accordance with GAAP.
The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net loss attributable to common stockholders) for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(74,495)	$(91,574)
Adjustments to reconcile net loss attributable to common stockholders to non-GAAP adjusted EBITDA:
Preferred stock dividends	1,074	783
Loss from discontinued operations, net of tax	129	4,857
Equity in net (income) loss of investee, net of tax, related to Nautilus	9,290	15,712
Distributions from investee, related to Nautilus	21,949	—
Income tax expense (benefit)	—	(256)
Interest expense	34,812	24,679
Depreciation	28,350	6,667
Amortization of right-of-use asset	1,001	303
Stock-based compensation expense	5,859	1,568
Related party expense to be settled with respect to common stock	2,917	2,083
Costs related to non-routine regulatory activities	—	996
Other income	(231)	—
Non-GAAP adjusted EBITDA	$30,655	$(34,182)

Liquidity and Capital Resources
As of December 31, 2023, the Company had balances of cash and cash equivalents of $54.4 million, a working capital deficiency of $92.1 million, total stockholders’ equity of $222.5 million and an accumulated deficit of $259.9 million. The Company incurred a net loss attributable to common stockholders of $74.5 million for the year ended December 31, 2023. The Company began mining bitcoin in March 2022 and had 5.5 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of December 31, 2023, which increased to 7.9 EH/s upon energization of the third building at the Lake Mariner Facility during the first quarter of 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility (see Note 11), to fund its principal operations. TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility (see Note 11), cash on the balance sheet and the issuance of equity securities.
The principal uses of cash are for the operation and buildout of mining facilities, debt service, and general corporate activities and, to a lesser extent, investments in the Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities:
Continuing operations	$4,160	$(32,262)
Discontinued operations	103	(1,804)
Total operating activities	4,263	(34,066)
Investing activities	(78,013)	(94,047)
Financing activities	119,866	89,981
Net change in cash and cash equivalents and restricted cash	$46,116	$(38,132)
Cash provided by (used in) operating activities for continuing operations was $4.2 million and $(32.3) million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, cash provided by operations resulted from a net loss of $73.4 million less (a) $4.3 million noncash expenses, net of $63.9 million increase in digital currency from mining, (b) proceeds from sale of bitcoin of $83.9 million, and (c) changes in certain asset and liability balances. The noncash expenses were primarily comprised of (i) $19.5 million related to amortization of debt issuance cost, commitment fees and accretion of debt discount, (ii) $2.9 million of related party expense to be settled with respect to common stock, (iii) $5.9 million related to stock-based compensation, (iv) $28.4 million of depreciation, (v) $1.0 million of amortization of right-of-use asset, (vi) $0.1 million related to realized gain on sale of digital currency net of impairment of digital currency, and (vii) $9.3 million related to the Company’s equity in net loss of investee, net of tax. The changes in certain assets and liabilities were primarily comprised of a net decrease in current liabilities (which includes accounts payable, other accrued liabilities and other amounts due to related parties) of $10.3 million. For the year ended December 31, 2022, cash used in operations results from a net loss of $90.8 million less (a) $35.6 million noncash expenses, net of $10.8 million increase in digital currency from mining, (b) proceeds from sale of bitcoin of $9.7 million, and (c) changes in certain asset and liability balances. The noncash expenses were primarily comprised of (i) $11.7 million related to amortization of debt issuance cost and accretion of debt discount, (ii) $2.1 million of related party expense to be settled with respect to common stock, (iii) $1.6 million related to stock-based compensation, (iv) $6.7 million of depreciation, (v) $0.3 million of amortization of right-of-use asset, (vi) $0.9 million related to impairment of digital currency net of realized gain on sale of digital currency, (vii) $15.7 million related to the Company’s equity in net loss, net of tax of Nautilus, (viii) $4.9 million of loss from discontinued operations, net of tax related to RM 101’s business, the assets of which were substantially sold as of December 31, 2022, (ix) $0.8 million loss on nonmonetary miner exchange, and (x) $2.1 million of loss on extinguishment of debt. The changes in certain assets and liabilities were primarily comprised of a net increase in liabilities (which primarily includes accounts payable, other accrued liabilities, other amounts due to related parties) of $17.0 million, a net increase in current assets (which primarily includes prepaid expenses, amounts due from related parties and other current assets) of $2.8 million, an increase in other assets of $1.0 million.

Cash used in investing activities was $78.0 million and 94.0 million for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company (i) invested $75.2 million and $61.1 million, respectively, in the buildout of mining facilities and (ii) invested $2.8 million and $46.2 million, respectively, in Nautilus related primarily to the joint venture’s miner deposits and mining facility buildout (including reimbursable payments made on behalf of the joint venture of joint venture partner offset by reimbursement from joint venture or joint venture partner of less than $0.1 million net cash used). Additionally, during the year ended December 31, 2022 the Company received net proceeds from the sale of IKONICS’ net assets held for sale of $13.3 million. See “Contractual Obligations and Other Commitments” for additional discussion on miner and Nautilus commitments.
Cash provided by financing activities was $119.9 million and $90.0 million for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company received proceeds from issuance of (i) Common Stock, net of issuance costs, of $135.9 million and $47.3 million, respectively, (ii) warrants of $2.5 million and 5.7 million, respectively, and (iii) convertible promissory notes of $1.3 million and $14.7 million. During the year ended December 31, 2022, the Company also received (i) $22.5 million of proceeds from issuance of long-term debt, net of issuance costs, (ii) $3.4 million proceeds from issuance of promissory notes to stockholders, (iii) $9.6 million of proceeds from issuance of preferred stock and (iv) $2.1 million related to proceeds from insurance premium and property, plant and equipment financing (net of principal payments made). During the years ended December 31, 2023 and 2022, the Company reported cash outflows from operations of (i) $6.6 million and $0, respectively, related to principal payments on long-term debt (ii) $2.0 million and $0, respectively, related to payments of tax withholding related to net share settlements of stock-based compensation awards, (ii) $0 and $15.3 million, respectively, related to principal payments on convertible promissory notes, and (iii) $11.0 million and $0, respectively, related to payment of CVR liability related to proceeds from sale of IKONICS’ net assets held for sale.
Contractual Obligations and Other Commitments
As of December 31, 2023, the Company had one outstanding miner purchase agreement, with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) (the “July 2023 Bitmain Agreement”). The July 2023 Bitmain Agreement provides that the Company will receive 15,100 S19j XP miners from Bitmain Delaware, with an option to receive an additional 3,400 miners, pursuant to certain payment timing conditions, for delivery in the fourth quarter of 2023 for a total purchase price of $75.4 million. The Company is entitled to apply coupons equivalent to 30% of the total purchase price, resulting in an estimated effective purchase price of $53.4 million for 18,500 miners. In September 2023, the Company entered into a binding letter of intent with Bitmain Development PTE. Ltd. (“Bitmain PTE”), for the purchase of at least 1,200 PH of Antminer S21 miners, pursuant to which the Company paid a security deposit of $1.2 million. During the year ended December 31, 2023, the Company elected not to purchase the applicable quantity of Antminer S21 miners, as allowed under the letter of intent, and the $1.2 million security deposit was credited to the Company's account with Bitmain PTE and applied to the July 2023 Bitmain Agreement. As of December 31, 2023, the Company had made payments of $36.2 million, including purchase of coupons, representing 67% of the effective purchase price. Subsequent to December 31, 2023, the Company made the remaining $17.7 million payments to Bitmain Delaware and received all miners contracted under the July 2023 Bitmain Agreement.
The Company is counterparty to the amended and restated Joint Venture agreement dated August 27, 2022 (“A&R Nautilus Agreement”). Under this A&R Nautilus Agreement, the Company has invested $125.2 million on a net basis and has right-sized its equity ownership interest to 25.0% of the joint venture. The Company does not expect any additional material capital contributions to be required for existing infrastructure and operations.
Financial Condition
As of December 31, 2023, the Company had balances of cash and cash equivalents of $54.4 million, a working capital deficiency of $92.1 million, total stockholders’ equity of $222.5 million and an accumulated deficit of $259.9 million. As of December 31, 2023, the working capital deficiency included the then outstanding $139.4 million principal balance of the Company’s Term Loans (See Note 9) which matures on December 1, 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility (see Note 11), to fund its principal operations.
During the year ended December 31, 2023, the Company accomplished several notable steps to achieve positive cash flows from operations and in the aggregate, namely: (1) the Company amended its long-term debt agreement (see Note 9) to, among other changes, remove the fixed principal amortization through April 7, 2024 and, subsequent to December 31, 2023, through maturity on December 1, 2024 (see Note 18), (2) the Company received net proceeds of $135.9 million through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), $2.5 million from warrant issuances in conjunction with equity offerings (see Note 15), and $1.3 million from issuance of a convertible promissory note (see Note 10), (3) the Company commenced mining activities at the Nautilus Cryptomine Facility, deems that it has funded all known and expected capital commitments at that facility, and received bitcoin distributions of $21.9 million from the joint venture which owns the Nautilus Cryptomine Facility, (4) for the existing operations at the Lake Mariner Facility in buildings one and two and at the Nautilus Cryptomine Facility, the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12), and (5) the construction activities at the Lake Mariner Facility for buildings one, two and three and at the Nautilus Cryptomine Facility are substantially complete as of December 31, 2023, although the Company intends to continue to expand its infrastructure. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Sales Agreement”), which had a remaining capacity of $81.2 million and $29.8 million as of December 31, 2023 and March 19, 2024, respectively. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226).
As of December 31, 2023, the Company is required to pay amounts under its long-term debt agreement subject to an excess cash flow sweep, as defined, on a quarterly basis which automatically extends to the maturity of the Term Loans of December 1, 2024, in the event the Company repays at least $40.0 million of the principal balance of the Term Loans by April 1, 2024 (see Note 9). In February 2024, the Company achieved aggregate repayment of $40.0 million of the principal balance of the Term Loans, thereby automatically extending the excess cash flow sweep to December 1, 2024 (see Note 18). As of March 19, 2024, the outstanding principal balance of the Term Loans was $106.0 million. The Company has determined, based on its expected range of forecasted bitcoin prices, network hashrate, and power prices, that it is probable that it will generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business, including the Term Loans through maturity without the use of proceeds from equity offerings. Therefore, the Company determined there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The Consolidated Financial Statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
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
Revenue Recognition
The Company recognizes revenue under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Mining Pool
The Company has entered into an arrangement with a cryptocurrency mining pool (the Foundry USA Pool) to perform hash computations (i.e. hashrate) for the mining pool in exchange for consideration. Providing hash computation services to a mining pool is an output of the Company’s ordinary activities. The provision of such hash computation services is the sole performance obligation. The mining pool arrangement is terminable at any time without substantial penalty by Foundry USA Pool and may be terminated without substantial penalty by the Company upon providing one Contract Day’s, as defined, prior written notice. The Company’s enforceable right to compensation only begins when and continues while the Company provides hash computation services to its customer, the mining pool operator. Accordingly, the contract term with Foundry USA Pool is deemed to be less than 24 hours and to continuously renew throughout the day. Additionally, the Company concluded that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right because the renewal rights do not include any discounts; that is, the terms, conditions, and compensation amounts are at the then-current market rates.

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
The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital currency is considered noncash consideration, fair value of the digital currency award received would generally be determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24 hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool and is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital currency consideration to the Company’s designated digital currency wallets.
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.
Data Center Hosting
The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in digital currency. Because digital currency is considered noncash consideration, fair value of the digital currency award received is determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expired in January 2024, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $7.5 million and $4.6 million during the years ended December 31, 2023 and 2022, respectively.
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
The Company has elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicate that it is more likely than not that its bitcoin are impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin is identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses is prohibited. The Company recognized impairment of digital currency of $3.0 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively.
Digital currency awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of digital currency are included within cash flows from operating activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses on the consolidated statements of operations. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosure of noncash investing activities.
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
In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). Due to the initial nature of the Joint Venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the Joint Venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments. See Note 11 for additional information, including a decrease in the Company’s ownership interest in Nautilus during the year ended December 31, 2022.
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the years ended December 31, 2023 and 2022, the Company recorded no impairment charges for long-lived assets.

Issuance of Debt with Common Stock or Warrants; Debt Modification
On December 1, 2021, the Company entered into the LGSA, which consists of an original term loan facility of $123.5 million (the “Original Term Loan”). In connection with the Original Term Loan, the Company issued to the holders of the Original Term Loan 839,398 shares of Common Stock, which is a quantity of Common Stock representing 1.5% of the outstanding shares of the publicly registered shares of TeraWulf subsequent to the closing of the Original Term Loan. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including Common Stock, is generally based on the relative fair value allocation method. In applying the relative fair value allocation method, the determination of the fair value of the Common Stock issued and the fair value of the Original Term Loan independent of the Common Stock issued requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the Original Term Loan component would result in a $1.9 million change in the fair value allocated to each of the Original Term Loan and equity components.
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
In March 2023, the Company entered into the Fifth Amendment to the LGSA, which included the issuance of warrants to purchase 27,759,265 shares of Common Stock at $0.01 per share and 13,879,630 shares of Common Stock at $1.00 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $1.6 million change in the recorded value of the borrowing under the Fifth Amendment.
Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period’s operating results. The Company did not have any liabilities required to be revalued in accordance with ASC 480 or ASC 815 as of December 31, 2023.

Income Taxes
The Company accounts for income taxes pursuant to the provision of ASC 740, Accounting for Income Taxes (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of ASC 740 related to accounting for uncertain income tax positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The most critical estimate for income taxes is the determination of whether to record a valuation allowance for any net deferred tax asset, including net loss carryforwards, whereby management must estimate whether it is more likely than not that the deferred tax asset would be realized.
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide this information.
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 45.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TeraWulf Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TeraWulf Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Evaluation of Indicators of Impairment of Long-Lived Assets
As discussed in Note 2 to the consolidated financial statements, the Company reviews its long-lived assets, including property, plant and equipment, for impairment when indicators of impairment are present that indicate the carrying amount of an asset group may not be recoverable.
The Company has long-lived assets which include property, plant and equipment, net of $205.3 million and operating lease right-of-use assets of $10.9 million as of December 31, 2023. We identified the evaluation of indicators of impairment of long-lived assets as a critical audit matter given the significant judgments management utilizes in identifying whether events or changes in circumstances indicate that long-lived asset carrying amounts may not be recoverable, such as the determination of the break-even point of bitcoin prices on the Company’s operating model. Auditing management’s judgments required a high degree of auditor judgment and an increased extent of effort.
Our audit procedures related to management’s identification of impairment indicators of long-lived assets included the following, among others:

•We evaluated management’s determination of indicators of impairment by inspecting the Company’s impairment analysis and performed an independent assessment of potential indicators of impairment to determine if contrary evidence existed as to the completeness of the population of identified indicators of impairment.
•We evaluated management’s assessment of whether indicators of impairment were present during the reporting period by evaluating the significant assumptions used by management relating to their break-even analysis, and corroborating other industry and macroeconomic factors, such as bitcoin prices, utilized in the Company’s analysis for evaluating indicators of impairment.

/s/ RSM US LLP
We have served as the Company's auditor since 2021.
Minneapolis, Minnesota
March 19, 2024

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2023 AND 2022
(In thousands, except number of shares, per share amounts and par value)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,439	$1,279
Restricted cash	—	7,044
Digital currency, net	1,801	183
Prepaid expenses	4,540	5,095
Other receivables	1,001	—
Other current assets	806	543
Total current assets	62,587	14,144
Equity in net assets of investee	98,613	98,741
Property, plant and equipment, net	205,284	191,521
Right-of-use asset	10,943	11,944
Other assets	679	1,337
TOTAL ASSETS	$378,106	$317,687

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,169	$21,862
Accrued construction liabilities	1,526	2,903
Other accrued liabilities	9,179	14,963
Share based liabilities due to related party	2,500	14,583
Other amounts due to related parties	972	3,295
Contingent value rights	—	10,900
Current portion of operating lease liability	48	42
Insurance premium financing payable	1,803	2,117
Convertible promissory notes	—	3,416
Current portion of long-term debt	123,465	51,938
Total current liabilities	154,662	126,019
Operating lease liability, net of current portion	899	947
Long-term debt	56	72,967
TOTAL LIABILITIES	155,617	199,933

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 and 25,000,000 authorized at December 31, 2023 and 2022, respectively; 9,566 shares issued and outstanding at December 31, 2023 and 2022; aggregate liquidation preference of $11,423 and $10,349 at December 31, 2023 and 2022, respectively.	9,273	9,273
Common stock, $0.001 par value, 400,000,000 and 200,000,000 authorized at December 31, 2023 and 2022, respectively; 276,733,329 and 145,492,971 issued and outstanding at December 31, 2023 and 2022, respectively.	277	145
Additional paid-in capital	472,834	294,810
Accumulated deficit	(259,895)	(186,474)
Total stockholders' equity	222,489	117,754
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$378,106	$317,687
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In thousands, except number of shares and loss per common share)

	Year Ended December 31,
	2023	2022

Revenue	$69,229	$15,033
Cost of revenue (exclusive of depreciation shown below)	27,315	11,083
Gross profit	41,914	3,950

Cost of operations:
Operating expenses	2,116	2,038
Operating expenses — related party	2,773	1,248
Selling, general and administrative expenses	23,693	22,770
Selling, general and administrative expenses — related party	13,325	13,280
Depreciation	28,350	6,667
Realized gain on sale of digital currency	(3,174)	(569)
Impairment of digital currency	3,043	1,457
Loss on disposals of property, plant, and equipment	1,209	—
Loss on nonmonetary miner exchange	—	804
Total cost of operations	71,335	47,695

Operating loss	(29,421)	(43,745)
Interest expense	(34,812)	(24,679)
Loss on extinguishment of debt	—	(2,054)
Other income	231	—
Loss before income tax and equity in net loss of investee	(64,002)	(70,478)
Income tax benefit	—	256
Equity in net loss of investee, net of tax	(9,290)	(15,712)
Loss from continuing operations	(73,292)	(85,934)
Loss from discontinued operations, net of tax	(129)	(4,857)
Net loss	(73,421)	(90,791)
Preferred stock dividends	(1,074)	(783)
Net loss attributable to common stockholders	$(74,495)	$(91,574)

Loss per common share:
Continuing operations	$(0.35)	$(0.78)
Discontinued operations	—	(0.04)
Basic and diluted	$(0.35)	$(0.82)

Weighted average common shares outstanding:
Basic and diluted	209,956,392	110,638,792
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2021	—	$—	99,976,253	$100	$218,762	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	9,566	9,273	—	—	—	—	9,273
Warrant issuances in conjunction with debt offerings	—	—	—	—	8,315	—	8,315
Warrant issuances in conjunction with equity offerings	—	—	—	—	5,700	—	5,700
Stock-based compensation expense	—	—	—	—	1,568	—	1,568
Warrant exercise	—	—	5,714,823	6	52	—	58
Modifications to embedded conversion feature of convertible promissory notes	—	—	—	—	1,592	—	1,592
Issuance of common stock, net of issuance costs	—	—	39,801,895	39	58,821	—	58,860
Net loss	—	—	—	—	—	(90,791)	(90,791)
Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	16,036
Warrant offerings	—	—	—	—	14,991	—	14,991
Warrant exercise	—	—	25,871,539	27	3,500	—	3,527
Common stock offering, net of issuance costs	—	—	99,136,670	98	132,444	—	132,542
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	4,705
Common stock issued for share based liabilities due to related party	—	—	2,460,513	2	14,998	—	15,000
Stock-based compensation expense and issuance of stock	—	—	5,586,736	5	5,854	—	5,859
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,578,056)	—	(2,013)	—	(2,013)
Net loss	—	—	—	—	—	(73,421)	(73,421)
Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$(259,895)	$222,489
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,421)	$(90,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	19,515	11,676
Related party expense to be settled with respect to common stock	2,917	2,083
Common stock issued for interest expense	26	82
Stock-based compensation expense	5,859	1,568
Depreciation	28,350	6,667
Amortization of right-of-use asset	1,001	303
Increase in digital currency from mining	(63,877)	(10,810)
Impairment of digital currency	3,043	1,457
Realized gain on sale of digital currency	(3,174)	(569)
Proceeds from sale of digital currency	83,902	9,739
Loss on disposals of property, plant, and equipment	1,209	—
Loss on nonmonetary miner exchange	—	804
Loss on extinguishment of debt	—	2,054
Deferred income tax benefit	—	(256)
Equity in net loss of investee, net of tax	9,290	15,712
Loss from discontinued operations, net of tax	129	4,857
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	555	(3,601)
Decrease in amounts due from related parties	—	815
Increase in other receivables	(1,001)	—
Increase in other current assets	(215)	(46)
Decrease (increase) in other assets	310	(994)
(Decrease) increase in accounts payable	(7,272)	10,197
(Decrease) increase in other accrued liabilities	(931)	5,916
(Decrease) increase in other amounts due to related parties	(2,013)	700
(Decrease) increase in operating lease liability	(42)	175
Net cash provided by (used in) operating activities from continuing operations	4,160	(32,262)
Net cash provided by (used in) operating activities from discontinued operations	103	(1,804)
Net cash provided by (used in) operating activities	4,263	(34,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(2,845)	(46,172)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	(11,741)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	11,716
Purchase of and deposits on plant and equipment	(75,168)	(61,116)
Proceeds from sale of net assets held for sale	—	13,266
Net cash used in investing activities	(78,013)	(94,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $0 and $38	—	22,462
Principal payments on long-term debt	(6,599)	—
Proceeds from insurance premium and property, plant and equipment financing	2,513	7,041
Principal payments on insurance premium and property, plant and equipment financing	(2,738)	(4,924)
Proceeds from issuance of promissory notes to stockholders	—	3,416
Proceeds from issuance of common stock, net of issuance costs paid of $1,051 and $142	135,917	47,326
Proceeds from warrant issuances in conjunction with equity offerings	2,500	5,700
Payments of tax withholding related to net share settlements of stock-based compensation awards	(2,013)	—
Proceeds from issuance of preferred stock	—	9,566
Proceeds from issuance of convertible promissory note	1,250	14,700
Principal payments on convertible promissory note	—	(15,306)
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	(10,964)	—
Net cash provided by financing activities	119,866	89,981

Net change in cash, cash equivalents and restricted cash	46,116	(38,132)
Cash, cash equivalents and restricted cash at beginning of period	8,323	46,455
Cash, cash equivalents and restricted cash at end of period	$54,439	$8,323

Cash paid during the period for:
Interest	$19,572	$13,989
Income taxes	$—	$—
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION
Organization
TeraWulf Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf’s principal business consists of developing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using application-specific integrated circuit computers (“ASIC” or “miners”) owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earns revenue by providing miner hosting services to third parties. In 2023, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure. Subsequent to a successful pilot phase involving a compact graphics processing unit (“GPU”) system designed to bolster generative AI and large language model applications, the Company made an initial commitment by allocating a 2 MW power block at the Lake Mariner Facility located in upstate New York (the “Lake Mariner Facility”). This allocation is intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. While the Company may choose to mine other digital currencies or pursue other data center services in the future, it has no plans to do so currently.
TeraWulf currently owns and operates, either independently or through a joint venture, two bitcoin mining facilities: the Lake Mariner Facility; and the Nautilus Cryptomine Facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). The Company’s wholly-owned Lake Mariner Facility began mining bitcoin in March 2022 and as of December 31, 2023, the Company had energized two buildings and additional infrastructure comprising 115 MW of capacity. Subsequent to December 31, 2023, Company energized a third building which houses an incremental 45 MW of capacity, bringing the operational infrastructure capacity at the Lake Mariner Facility to approximately 160 MW. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and, in April 2023, achieved full energization of the Company’s allotted infrastructure capacity of 50 MW.
On December 13, 2021, TeraWulf Inc. completed a strategic business combination (the “Merger”) with IKONICS Corporation (“IKONICS”) , a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. TeraWulf initially classified the IKONICS business as held for sale and discontinued operations in its consolidated financial statements. During the year ended December 31, 2022, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).
Risks and Uncertainties
Liquidity and Financial Condition
The Company incurred a net loss attributable to common stockholders of $74.5 million and generated cash flows from continuing operations of $4.2 million for the year ended December 31, 2023. As of December 31, 2023, the Company had balances of cash and cash equivalents of $54.4 million, a working capital deficiency of $92.1 million, total stockholders’ equity of $222.5 million and an accumulated deficit of $259.9 million. As of December 31, 2023, the working capital deficiency included the then outstanding $139.4 million principal balance of the Company’s Term Loans (See Note 9) which matures on December 1, 2024. The Company had 5.5 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of December 31, 2023 which increased to 7.9 EH/s upon energization of the third building at the Lake Mariner Facility during the first quarter of 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility (see Note 11), to fund its principal operations.
In accordance with development of its bitcoin mining facilities, during the year ended December 31, 2023, the Company invested approximately $75.2 million for purchases of and deposits on plant and equipment as well as $2.8 million in its joint venture. TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
positive cash flows from operations, including sales of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, cash on the balance sheet and the issuance of equity securities.
During the year ended December 31, 2023, the Company accomplished several notable steps to achieve positive cash flows from operations and in the aggregate, namely: (1) the Company amended its long-term debt agreement (see Note 9) to, among other changes, remove the fixed principal amortization through April 7, 2024 and, subsequent to December 31, 2023, through maturity on December 1, 2024 (see Note 18), (2) the Company received net proceeds of $135.9 million through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), $2.5 million from warrant issuances in conjunction with equity offerings (see Note 15), and $1.3 million from issuance of a convertible promissory note (see Note 10), (3) the Company commenced mining activities at the Nautilus Cryptomine Facility, deems that it has funded all known and expected capital commitments at that facility, and received bitcoin distributions of $21.9 million from the joint venture which owns the Nautilus Cryptomine Facility, (4) for the existing operations at the Lake Mariner Facility in buildings one and two and at the Nautilus Cryptomine Facility, the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12), and (5) the construction activities at the Lake Mariner Facility for buildings one, two and three and at the Nautilus Cryptomine Facility are substantially complete as of December 31, 2023, although the Company intends to continue to expand its infrastructure. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Sales Agreement”), which had a remaining capacity of $81.2 million and $29.8 million as of December 31, 2023 and March 19, 2024, respectively. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). As of December 31, 2023, the Company is required to pay amounts under its long-term debt agreement subject to an excess cash flow sweep, as defined, on a quarterly basis which automatically extends to the maturity of the Term Loans of December 1, 2024, in the event the Company repays at least $40.0 million of the principal balance of the Term Loans by April 1, 2024 (see Note 9). In February 2024, the Company achieved aggregate repayment of $40.0 million of the principal balance of the Term Loans, thereby automatically extending the excess cash flow sweep to December 1, 2024 (see Note 18). As of March 19, 2024, the outstanding principal balance of the Term Loans was $106.0 million. The Company has determined, based on its expected range of forecasted bitcoin prices, network hashrate, and power prices, that it is probable that it will generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business, including the Term Loans through maturity without the use of proceeds from equity offerings. Therefore, the Company determined there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
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
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the impairment of held for sale assets, the fair value of equity securities or warrants to purchase common stock issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
The Company recognizes revenue under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
Mining Pool
The Company has entered into an arrangement with a cryptocurrency mining pool (the Foundry USA Pool) to perform hash computations (i.e. hashrate) for the mining pool in exchange for consideration. Providing hash computation services to a mining pool is an output of the Company’s ordinary activities. The provision of such hash computation services is the sole performance obligation. The mining pool arrangement is terminable at any time without substantial penalty by Foundry USA Pool and may be terminated without substantial penalty by the Company upon providing one Contract Day’s, as defined, prior written notice. The Company’s enforceable right to compensation only begins when and continues while the Company provides hash computation services to its customer, the mining pool operator. Accordingly, the

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
contract term with Foundry USA Pool is deemed to be less than 24 hours and to continuously renew throughout the day. Additionally, the Company concluded that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right because the renewal rights do not include any discounts; that is, the terms, conditions, and compensation amounts are at the then-current market rates.
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
The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital currency is considered noncash consideration, fair value of the digital currency award received would generally be determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24 hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool and is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital currency consideration to the Company’s designated digital currency wallets.
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.
Data Center Hosting
The Company’s current hosting contracts are service contracts with a single performance obligation. The service the Company provides primarily includes hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognizes hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers are invoiced and payments are due on a monthly basis. While the majority of consideration is paid in cash, certain consideration is payable in digital currency. Because digital currency is considered noncash consideration, fair value of the digital currency award received is determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company has one data center hosting contract with a customer, which expired in February 2024, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $7.5 million and $4.6 million during the years ended December 31, 2023 and 2022, respectively.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately presented. Cost of revenue for data center hosting is comprised primarily of direct costs of electricity, labor and internet provision.
Power Curtailment Credits
Proceeds related to participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations in the period corresponding to the underlying associated demand response program period. The Company recorded demand response program amounts of approximately $3.5 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively.
Cash and Cash Equivalents

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $54.4 million and $1.3 million, respectively.
The Company maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of December 31, 2023, the Company bank balances exceeded the FDIC insurance limit by $17.9 million . To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
The Company previously held approximately $0.9 million in accounts with Signature Bank (“SBNY”). In March 2023, SBNY was closed by its state chartering authority, the New York State Department of Financial Services. On the same date the FDIC was appointed as receiver and transferred all customer deposits and substantially all of the assets of SBNY to Signature Bridge Bank, N.A., a full-service bank that is operated by the FDIC. The Company transferred all funds out of Signature Bridge Bank, N.A. by April 2023.
Restricted Cash
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or non-current classification based on the expected duration of the restriction. The Company had no restricted cash as of December 31, 2023. The restricted cash of $7.0 million included in the consolidated balance sheet as of December 31, 2022 was restricted primarily due to being held in escrow in accordance with an asset purchase agreement governing the sale of certain RM 101 assets (see Note 3).
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$54,439	$1,279
Restricted cash	—	7,044
Cash, cash equivalents and restricted cash	$54,439	$8,323

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022
Supplemental disclosure of noncash activities:
Right-of-use asset obtained in exchange for lease obligation	$—	$11,223
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$35,792	$11,267
Deferred financing costs in accounts payable or other accrued liabilities	$—	$249
Common stock issuance costs in accounts payable	$—	$131
Preferred stock issuance costs in other accrued liabilities or accounts payable	$—	$293
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$5,182	$8,451
Purchases of and deposits on plant and equipment with digital currency	$437	$—
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$452	$5,203
Convertible promissory notes converted to common stock	$4,666	$—
Convertible promissory note deferred issuance costs in accounts payable	$—	$104
Common stock issued for share based liabilities due to related party	$15,000	$—
Common stock issued pursuant to operating lease amendment	$—	$11,489
Common stock issued for payment on convertible promissory note	$—	$168
Common stock warrants issued for long-term debt commitment fee	$—	$1,967
Common stock warrants issued for discount on long-term debt	$16,036	$6,348
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$6,868	$51,978
Decrease to investment in joint venture due to bitcoin received as distribution from investee	$21,949	$—
Common stock reacquired in exchange for warrants	$12,491	$—
Change in fair value of embedded conversion feature of convertible promissory note in additional paid-in capital	$—	$1,591
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test.
The Company has elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determines the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. The Company performs an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicate that it is more likely than not that its bitcoin are impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin is identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represents a recognized impairment loss. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses is prohibited. The Company recognized impairment of digital currency of $3.0 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively.
Digital currency awarded to the Company through its mining activities are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. Proceeds from sales of digital currency are included within cash flows from operating activities on the consolidated statements of cash flows and any realized gains or losses from such sales are included in costs and operating expenses on the consolidated statements of operations. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosure of noncash investing activities.
Concentrations
The Company and its joint venture have contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue from one data center hosting customer represents 10.9% and 20.8% of consolidated revenue for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company only operated bitcoin mining facilities; however, the Company has made an initial commitment by allocating a 2 MW power block at the Lake Mariner Facility intended to support a broader HPC initiative. While the Company may choose to mine other digital currencies or pursue other data center services in the future, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). Due to the initial nature of the Joint Venture and the continued commitment for additional financing, the Company determined Nautilus is a VIE. While the Company has the ability to exercise significant influence over Nautilus, the Company has determined that it does not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the Joint Venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company has determined that it is not the primary beneficiary of Nautilus and, therefore, has accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus include a commitment to potentially fund additional equity investments. The Company’s ownership interest in Nautilus was 25% as of December 31, 2023. See Note 11 for additional information.
Equity Method of Accounting
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in net loss of investee, net of tax” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Equity in net assets of investee” in the Company’s consolidated balance sheets.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for miners). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Property, plant and equipment includes deposits, amounting to approximately $36.5 million and $57.6 million as of December 31, 2023 and 2022, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount by which the carrying value of the assets exceeds the fair value of the assets. During the years ended December 31, 2023 and 2022, the Company recorded no impairment charges for long-lived assets.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date, and subsequently remeasured upon changes to the underlying lease arrangement, based on the present value of lease payments over the lease term. If the rate implicit in the lease is not readily determinable, the Company generally uses an estimate of its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the commencement date. The ROU asset also includes any lease prepayments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
As of December 31, 2023 and 2022, the Company was not a counterparty to any finance leases.
Debt Issuance Costs and Debt Discount
Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt and in consideration of expected future principal payments subject to an excess cash flow sweep (see Note 9). Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including common stock or warrants to purchase common stock, is generally based on the relative fair value allocation method. All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of December 31, 2023 and 2022.
Debt Modification
The Company evaluates amendments to its debt instruments in accordance with ASC 470-50, Debt Modifications and Extinguishments. This evaluation includes comparing (1) if applicable, the change in fair value of an embedded conversion option to that of the carrying amount of the debt immediately prior to amendment and (2) the net present value of future cash flows of the amended debt to that of the original debt to determine, in each case, if a change greater than 10% occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion option, if any, changed more than 10%, the Company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion option, if any, changed less than 10%, the Company accounts for the amendment to the debt as a debt modification. For debt that has been amended more than once in a twelve-month period, the debt terms that existed just prior to the earliest amendment occurring in the prior twelve months are

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applied to the 10% test, provided modification accounting was previously applied. Gains and losses on debt amendments that are considered extinguishments are recognized in current earnings. Debt amendments that are considered debt modifications are accounted for prospectively through yield adjustments, based on the revised terms. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred and generally are included in interest expense in the consolidated statements of operations. Amounts paid by the Company to the lenders, including upfront fees and the fair value of warrants issued, are included in future cash flows for accounting treatment determination and, if debt modification is applicable, are also included in the determination of yield adjustment.
Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period’s operating results.
Warrants
The Company applies ASC 480 and ASC 815 to assist in the determination of whether warrants issued for the purchase of Common Stock should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. As of December 31, 2023, all outstanding warrants granted by the Company were classified as equity.
Stock Issuance Costs
Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuances, including under shelf registration statements, are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.
Stock-based Compensation
The Company periodically issues restricted stock units (“RSU”) to employees and non-employees in non-capital raising transactions for services. In accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For RSUs with time-based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions, the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. As of December 31, 2023, the Company has not issued stock options.
Expense for RSUs is recognized on a straight-line basis over the employee’s or non-employee’s requisite service period, including the derived service period for RSUs with market conditions. Stock-based compensation for RSUs with market conditions is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for RSUs with market conditions is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net loss and the related cash flows are classified within operating activities.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Income
Other income consists primarily of interest income on bank deposits. The Company recorded other income of $39,000 and $0 during the years ended December 31, 2023 and 2022, respectively, related to a disgorgement of short-swing profits arising from trades by a non-management insider under Section 16(b) of the Securities and Exchange Act of 1934.
Income Taxes
The Company accounts for income taxes pursuant to the provision of ASC 740, Accounting for Income Taxes (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of ASC 740 related to accounting for uncertain income tax positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2023 or 2022.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of December 31, 2023 include convertible preferred stock, common stock warrants, and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2022 included convertible preferred stock, convertible promissory notes, common stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 14) was converted at its conversion price as of December 31, 2023, the Company would issue approximately 1.1 million shares of Common Stock. As of December 31, 2023, Common Stock warrants outstanding were 49,120,642 with a weighted average strike price of $0.58 and total RSUs outstanding were 6,342,141.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Recent Accounting Standards
In June 2022, the FASB issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 was issued to (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the accounting and disclosure requirements of ASU 2022-03 on the Company’s consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 was issued to improve the accounting for and disclosure of crypto assets by requiring entities to subsequently measure crypto assets at fair value with changes recognized in net income each reporting period. This ASU also requires that entities present (1) crypto assets measured at fair value separately from other intangible assets in the balance sheet, and (2) changes from the remeasurement of crypto assets separately from the changes in carrying amounts of other intangible assets in the income statement. Additionally, ASU 2023-08 requires that entities present cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash as operating activities. The amendments in this update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the accounting and disclosure requirements of ASU 2023-08 on the Company’s consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet the quantitative threshold and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions , amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The amendments in this update are effective for fiscal

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
NOTE 3 – BUSINESS COMBINATION, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
On December 13, 2021, the Company completed the Merger with RM 101 (formerly known as IKONICS Corporation) pursuant to which, among other things, the Company effectively acquired RM 101 and became a publicly traded company on the Nasdaq. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each shareholder of RM 101 as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of RM 101 then held. The holders of the CVRs were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of RM 101. Payments under the CVR Agreement were calculated quarterly, paid on the sixtieth day after the respective quarterly calculation period and were subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The CVRs did not confer to the holders thereof any voting or equity or ownership interest in TeraWulf. The CVRs were not transferable, except in limited circumstances, and were not listed on any quotation system or traded on any securities exchange. The CVR Agreement terminated after all payment obligations to the holders thereof were satisfied.
In August 2022, RM 101 sold a certain property, including a warehouse, to a third party for $6.7 million gross with net sale proceeds of $6.2 million. The agreement governing the sale included certain indemnifications which were subject to an $850,000 limitation and which expired in August 2023.
In August 2022, RM 101 sold (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $7.7 million gross, including net working capital, with net sale proceeds of $7.0 million. The Asset Purchase Agreement (the “APA”) governing the sale was structured as an asset sale. The APA included certain indemnifications which were subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all the remaining purchase price was placed into escrow upon consummation of the transaction pending the completion of certain remaining environmental testing and remediation resulting therefrom, if any. As of December 31, 2022, proceeds from this sale were included in restricted cash in the consolidated balance sheet. In February 2023, all escrowed funds were released to the Company.
The Company made CVR payments of $3.9 million, $5.7 million, and $1.4 million in February, May, and November of 2023, respectively. In accordance with the CVR Agreement, as of December 31, 2023, all RM 101 assets previously held for sale had been sold and the Company has made all of the aggregate distributions of $11.0 million of proceeds to the CVR Holders such that the CVR Agreement is deemed terminated as of December 31, 2023.
Upon acquisition, the Company determined the RM 101 business met the assets held-for-sale and discontinued operations criteria and was, prior to sale, reflected as discontinued operations held for sale in these consolidated financial statements. During the year ended December 31, 2022, the Company determined that certain changes in circumstances indicated that the then carrying amount of RM 101’s long-lived assets may not have been recoverable and recognized an impairment loss in loss on discontinued operations, net of tax of $4.5 million to write down the related carrying amounts to their fair values less estimated cost to sell. All net assets held for sale had been sold as of December 31, 2022. The loss from discontinued operations, net of tax presented in the consolidated statements of operations includes the following results of RM 101 (in thousands):

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022
Net sales	$—	$10,843
Cost of goods sold	—	8,129
Gross profit	—	2,714
Selling, general and administrative expenses	88	3,451
Research and development expenses	—	437
Impairment on remeasurement or classification as held for sale	—	4,541
Loss on sale of net assets held for sale	—	239
Loss from discontinued operations before other income	(88)	(5,954)
Interest expense	—	(12)
Other income	23	23
Loss from discontinued operations before income tax	(65)	(5,943)
Income tax expense	—	(14)
Loss from discontinued operations, net of tax	$(65)	$(5,957)
Loss from discontinued operations, net of tax in the consolidated statements of operations also included a (loss) gain on CVR remeasurement of $(0.1) million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. Total cash flows provided by (used in) operating activities from discontinued operations was $0.1 million and $(1.8) million in the consolidated statements of cash flows for the years ended December 31, 2023 and 2022, respectively.
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
The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a non-recurring basis, segregated by hierarchy fair value levels as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measured as of December 31, 2023
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Remeasurement Gain (Loss)
Contingent consideration liability - Contingent Value Rights	$—	$—	$—	$—	$(64)
	$—	$—	$—	$—	$(64)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2022
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Remeasurement Gain (Loss)
Contingent consideration liability - Contingent Value Rights (1)	$10,900	$—	$10,900	$—	$1,100
	$10,900	$—	$10,900	$—	$1,100
(1)During the three months ended March 31, 2022, the Company changed the valuation approach from the use of other unobservable inputs to other observable inputs based on information obtained through the active marketing and sale of the underlying assets.
The Company has determined the fair value of long-term debt is approximately $128.9 million as of December 31, 2023 (see Note 9). The carrying values of cash and cash equivalents, restricted cash, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of December 31, 2023 and 2022, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 16), in connection with a Common Stock exchange agreement (see Note 15) and on a standalone basis (see Note 15), (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 15), and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s Joint Venture (see Note 11). The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants (except as discussed above for warrants issued in connection with the New Term Facility and the Fifth Amendment) and to value the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes. The estimated fair value of the warrants and embedded derivatives is determined using Level 2 and Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants or the conversion term, as applicable. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
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
NOTE 5 — BITCOIN
The following table presents the Company’s bitcoin activity (in thousands):

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022
Beginning balance	$183	$—
Bitcoin received from mining pool and hosting services	63,877	10,810
Bitcoin received as distribution from investee	21,949	—
Impairment	(3,043)	(1,457)
Disposition	(80,728)	(9,170)
Bitcoin exchanged for goods or services	(437)	—
Ending balance	$1,801	$183
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Miners	$100,531	$71,114
Construction in process	24,578	32,360
Leasehold improvements	62,850	29,880
Equipment	15,736	7,208
Vehicles	104	—
Deposits on miners	36,469	57,626
	240,268	198,188
Less: accumulated depreciation	(34,984)	(6,667)
	$205,284	$191,521
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $2.2 million and $5.3 million for the years ended December 31, 2023 and 2022, respectively.
Depreciation expense was $28.4 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively.
NOTE 7 — LEASES
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
In July 2022, the Ground Lease was amended to increase the initial term of the lease to eight years and to amend certain other non-financial sections to adjust environmental obligations, site access rights and leasehold mortgage rights. In September 2022, the Company issued 8,510,638 shares of Common Stock with a fair value of $11.5 million as compensation to the landlord for entering into the lease amendment. The Ground Lease, which is classified as an operating lease, was remeasured as of the date of the amendment, resulting in an increase of $11.2 million to both right-of-use asset and operating lease liability in the consolidated balance sheets. The Ground Lease remained classified as an operating lease based on the remeasurement analysis that utilized a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023 and 2022, the Company recorded operating lease expense of $1.3 million and $0.9 million, respectively, including contingent expense of $0.2 million and $0.3 million, respectively, in operating expenses – related party in the consolidated statements of operations and made cash payments pursuant to the Ground Lease of $0.9 million and $0.2 million, respectively, in addition to the issuance of the aforementioned Common Stock. The remaining lease term based on the terms of the amended Ground Lease was 10.4 years as of December 31, 2023.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of December 31, 2023 (in thousands):

Year ending December 31:
2024	$163
2025	163
2026	163
2027	163
2028	163
Thereafter	882
$1,697
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2023 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,697
Unamortized discount	750
Total operating lease liability	947
Current portion of operating lease liability	48
Operating lease liability, net of current portion	$899
During the year ended December 31, 2022, the Company entered into a short term lease arrangement for miners. The term of the operating lease was two months and concluded in May 2022. There were no variable charges under this arrangement. For the year ended December 31, 2022, lease expense related to this arrangement of $1.3 million was recorded in operating expenses in the consolidated statement of operations. The Company periodically enters into short term lease arrangements for operating equipment and recorded $0.2 million and $0.4 million under these short term lease arrangements in operating expenses in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.
NOTE 8 – INCOME TAXES
The components of net loss before income tax for continuing operations (comprised of the total of loss before income tax and equity in net loss of investee and equity in net loss of investee, net of tax) for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(73,419)	$(86,190)
Foreign	—	—
Total	$(73,419)	$(86,190)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s income tax benefit for continuing operations for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current income tax benefit	—	—

Deferred:
Federal	—	(256)
State	—	—
Foreign	—	—
Total deferred income tax benefit	—	(256)
Income tax benefit	$—	$(256)
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State rate, net of federal benefit	0.4%	3.0%
Permanent differences	0.8%	—%
Non-deductible compensation	(1.3)%	—%
Change in valuation allowance	(15.6)%	(24.6)%
Share based liabilities	(4.5)%	—%
Other items	(0.8)%	0.9%
Effective tax rate	—%	0.3%

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax liabilities, net consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss	$37,833	$21,599
Share based liabilities	543	3,811
Accruals and reserves	1,079	1,632
Property, plant and equipment	—	458
Operating lease liability	206	259
Investment in joint venture	2,075	1,520
Stock compensation	656	410
Gross deferred tax assets	42,392	29,689
Valuation allowance	(40,948)	(29,464)
Deferred tax assets, net	1,444	225

Deferred tax liabilities:
Right-of-use asset	(182)	(225)
Property, plant and equipment	(1,262)	—
Gross deferred tax liabilities	(1,444)	(225)
Deferred tax liabilities, net	$—	$—
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of December 31, 2023 and 2022, for the amount of deferred tax assets that will not be realized. The increase in the December 31, 2023 valuation allowance of $11.5 million is primarily attributable to the current year net loss.
As of December 31, 2023 and, 2022, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $172.4 million and $96.3 million, respectively. As of December 31, 2023, the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act, but may be limited in utilization to 80% of taxable income. For state income tax purposes, as of December 31, 2023 and 2022 the Company had state net operating loss carryforwards of approximately $30.8 million and $22.1 million, respectively, which begin to expire in 2041.
As of December 31, 2023 and 2022, the Company did not have any available federal or state research and development tax credit carryforwards.
Under the provisions of the Internal Revenue Code, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. The Company has not completed a formal study to conclude whether an annual limitation may exist. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company follows the provisions of ASC 740 which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in the consolidated financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2023 and 2022, the Company had not recorded any long-term liabilities for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. For the years ended December 31, 2023 and 2022, no estimated interest or penalties were recognized on uncertain tax positions.
The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for the tax year ended December 31, 2023. The tax years subject to examination vary by jurisdiction.
NOTE 9 – DEBT
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Term loan	$139,401	$146,000
Debt issuance costs and debt discount	(15,970)	(21,095)
Property, plant and equipment finance agreement	90	—
	123,521	124,905
Less long-term debt due within one year	123,465	51,938
Total long-term debt, net of portion due within one year	$56	$72,967
On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust, National Association as administrative agent, which consisted of an original term loan facility of $123.5 million (the “Original Term Loan”). In July 2022, the Company entered into an amendment to the LGSA (the “First Amendment”) and borrowed $15.0 million at its closing (the “First Amendment Term Loan”). In October 2022, the Company entered into a third amendment to the LGSA (the “Third Amendment”) and borrowed $7.5 million at its closing (the “Third Amendment Term Loan” and, collectively with the Original Term Loan and First Amendment Term Loan, the “Term Loans”). The Term Loans bear an interest rate of 11.5% and have a maturity date of December 1, 2024. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. The interest rate may be increased, if applicable, to the cash interest rate on any junior capital raised plus 8.5%, if higher. As of December 31, 2023, no interest rate adjustments had been made under this provision.
Subsequent to an amendment to the LGSA in March 2023 (the “Fifth Amendment,” as described below) and as of December 31, 2023, the Company is required to pay amounts subject to an excess cash flow sweep, as defined, on a quarterly basis which will automatically extend to the maturity of the Term Loans in the event the Company repays at least $40.0 million of the principal balance of the Term Loans by April 1, 2024. During the year ended December 31, 2023, the Company repaid $6.6 million of the principal balance in accordance with the excess cash flow sweep. In February 2024, the Company repaid $40.0 million of the principal balance of the Term Loans, in the aggregate, thereby automatically extending the excess cash flow sweep to the maturity of the Term Loans (see Note 18). Interest payments were due quarterly in arrears prior to the Fifth Amendment and are due monthly in arrears subsequent to the Fifth Amendment. The Company has the option to prepay all or any portion of the Term Loans in increments of at least $5.0 million subject to certain prepayment fees for the Original Term Loan equal to (1) if paid prior to December 1, 2023, an amount of 3.0% of the prepaid principal and (2) if paid subsequent to December 1, 2023 but prior to the maturity date of the Term Loans, an amount of 2.0% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. The Term Loans are guaranteed by TeraWulf Inc. and TeraCub and its subsidiaries, as defined, and is collateralized by substantially all of the properties, rights and assets of TeraWulf Inc. and its subsidiaries (except RM 101), as defined.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The LGSA, as amended, requires the Company to maintain or meet certain affirmative, negative and reporting covenants. The affirmative covenants include, among other things, a requirement for the Company to maintain insurance coverage, maintain mining equipment and comply in all material respects with the Nautilus Joint Venture agreement (see Note 11), each as defined. The negative covenants restrict or limit the Company’s ability to, among other things, incur debt, create liens, divest or acquire assets, make restricted payments and permit the Company’s interest in the Nautilus Joint Venture to be reduced below 25.0%, each as defined. The LGSA also contains usual and customary events of default. If an event of default occurs and is continuing, the then outstanding obligations under the LGSA may become immediately due and payable.
As of December 31, 2022, certain of the investors in the Term Loans were related parties due to cumulative voting control by members of the Company’s management and a member of the Company’s board of directors. As of December 31, 2022, NovaWulf Digital Master Fund, L.P. and NovaWulf Digital Private Fund, LLC, held outstanding principal balances in the amount of $2.0 million and $15.7 million, respectively. In October 2023, all outstanding principal amounts held by NovaWulf Digital Master Fund, L.P. and NovaWulf Digital Private Fund, LLC were distributed to respective entities controlled by certain limited partners of NovaWulf Digital Master Fund, L.P. and all the members of NovaWulf Digital Private Fund, LLC, of which certain are members of Company management and an individual who was then a member of the Company’s board of directors. As of December 31, 2023, $12.9 million of outstanding principal amounts under the Term Loans were held by related party entities controlled by certain members of Company management and an individual who was then a member of the Company’s board of directors.
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
In July 2022, the First Amendment to the LGSA provided for an additional $50.0 million term loan facility (the “New Term Facility”). Pursuant to the New Term Facility, funds could have been drawn in three tranches. The First Amendment Term Loan represented the first tranche and was drawn at closing in July 2022, and the subsequent tranches of up to $35.0 million (the “Delayed Draw Term Loan Commitment”) may have been drawn at Company’s option prior to December 31, 2022, subject to certain conditions, including the raising of matching junior capital, as defined. The New Term Facility required the Company to extend the initial term of the Ground Lease from five years to eight years. In connection with the New Term Facility, the Company paid an upfront fee of $0.1 million and issued warrants to the lenders under the New Term Facility to purchase 5,787,732 shares of Common Stock at $0.01 per share, an aggregate number of shares of the Company’s Common Stock equal to 5.0% (comprised of 2.0% related to the Delayed Draw Term Loan Commitment and 3.0% related to the First Amendment Term Loan) of the then fully diluted equity of the Company. In connection with the issuance of the New Term Facility, the Company also incurred aggregate issuance costs of approximately $1.5 million, in addition to the aforementioned upfront fee. If the Company drew subsequent tranches, it was required to issue warrants to the lenders to purchase shares of the Company’s Common Stock equal to dilution of 3.75% upon the issuance of a second tranche in the amount of $15.0 million and 4.25% upon issuance of a third tranche in the amount of $20.0 million, in each case as a percentage of the then fully diluted equity of the Company, respectively.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fees paid and the fair value of the Common Stock warrants related to the Delayed Draw Term Loan Commitment, an aggregate $3.4 million, were capitalized to other assets (the “Commitment Fee Asset”) and were amortized on a straight-line basis over the commitment period, which expired December 31, 2022. If a tranche of the Delayed Draw Term Loan Commitment was drawn, the then related carrying value of the Commitment Fee Asset would be derecognized and a discount on debt would be recorded and amortized over the term of the commitment drawn.
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
The Company determined that debt modification accounting applied in connection with the Fifth Amendment. Because the First Amendment and the Fifth Amendment occurred within a twelve-month period, the debt terms that existed just prior to the First Amendment were applied in determining the appropriateness of the debt modification accounting model. The allocated value of the Penny Warrants and Dollar Warrants, an aggregate $16.0 million, related to the Fifth Amendment were included with the unamortized discount on the LGSA, as amended, and are being amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 17.0%, which is in addition to the stated interest rate.
During the years ended December 31, 2023 and 2022, the Company amortized total debt issuance costs and debt discount of $21.2 million and $14.2 million, respectively, of which $19.5 million and $9.3 million, respectively, were recorded as interest expense in the consolidated statements of operations, $1.2 million and $2.6 million, respectively, were capitalized interest in property, plant and equipment, net in the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively, and $0.5 million and $2.3 million, respectively, were capitalized interest in equity in net assets of investee in the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Principal maturities of outstanding long-term debt as of December 31, 2023 are as follows (in thousands):

Year ending December 31:
2024	$139,435
2025	36
2026	20
Total principal maturities	$139,491
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
In June 2022, the Company elected to issue and sell the Promissory Note to Yorkville. Subject to the terms of the SEPA, the Company had the right to terminate the SEPA at any time, at no cost or penalty, upon five trading days’ prior written notice so long as there are no outstanding advances, no outstanding balance on the Promissory Note and no other amounts owed to Yorkville. No termination of the SEPA affects the indemnification provisions contained within the SEPA, which provisions survive a termination. The SEPA was terminated in December 2022. No advances occurred while the SEPA was outstanding.
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
In October and November 2022, the Company amended and restated the Promissory Note to, among other things, change the then-existing repayment schedule, change the cash payment premium to 12.0% and change the conversion price (the “First A&R Promissory Note” and “Second A&R Promissory Note,” respectively). The Company determined that extinguishment of debt accounting applied to the First A&R Promissory Note in October 2022 because the change in the fair value of the embedded conversion feature was greater than 10% of the carrying value of the Promissory Note immediately prior to the modification. The Company recorded a loss on debt extinguishment of $2.1 million in the consolidated statement of operations for the year ended December 31, 2022. This extinguishment loss was primarily related to the change in the fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the amended and restated Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification. The Company determined that debt modification accounting applied to the Second A&R Promissory Note in November 2022 because the change in the fair value of the embedded conversion feature was not greater than 10%

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of the carrying value of the First A&R Promissory Note immediately prior to the modification. The $20,000 change in the fair value of the embedded conversion feature was accounted for as a debt discount and amortized as an adjustment of interest expense over the remaining term of the Second A&R Promissory Note at an effective rate of 3.1%. No portion of the Second A&R Promissory Note was converted into shares of Common Stock and the Second A&R Promissory Note was paid in full in December 2022.
Convertible Promissory Notes
In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended. The Convertible Notes, which contained usual and customary antidilution provisions, had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4.0%, which would have increased to 15.0% upon the occurrence of an event of default, as defined. The Convertible Notes were originally automatically convertible into shares of equity securities of the Company upon the closing of a Qualified Financing, as defined in the Convertible Notes as the issuance and sale of equity securities with an aggregate gross sales price of not less than $5.0 million, with certain sales of equity securities excluded, at a conversion price equal to the price per share paid by the investors purchasing such equity securities in such Qualified Financing. The Convertible Notes originally embodied an unconditional obligation to settle a fixed monetary amount with, upon a Qualified Financing, a variable number of shares and was initially considered potentially share settled debt. In December 2022, the Company entered into a private placement (see Note 15) which met the definition of a Qualified Financing and contemporaneously amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Notes conversion price. The Company determined that debt modification accounting applied in connection with the December 2022 amendment to the Convertible Notes. There was no change to the effective interest rate as the result of this amendment. As a result of the private placement, the conversion price was $0.40 per share of Common Stock. The Convertible Notes are included in convertible promissory notes in the consolidated balance sheet as of December 31, 2022. In January 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 15). In March 2023, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.
In January 2023, the Company entered into a convertible promissory note (the “January Convertible Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.3 million. The January Convertible Note had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4.0%. The January Convertible Note was automatically convertible into Common Stock on the third business day following the Shareholder Approval Date (the “Conversion Date”) at a conversion price equal to the lowest price per share paid by investors purchasing equity securities in any sale of equity securities by the Company between November 25, 2022 and the Conversion Date with an aggregate gross sales price of not less than $5.0 million, subject to certain exclusions set forth in the January Convertible Note. The conversion price was $0.40 per share of Common Stock upon issuance. In March 2023, the January Convertible Note and accrued but unpaid interest were converted into 3,134,932 shares of Common Stock.
NOTE 11 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into the Nautilus Joint Venture to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania. In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) with a related party of the Company and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0.9 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Company received bitcoin distributions from Nautilus with a fair value of $21.9 million. The Company received no bitcoin distributions during the year ended December 31, 2022.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In August 2022, the Members entered into an amended and restated Joint Venture agreement (the “A&R Nautilus Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Additionally, the Company’s scheduled capital contributions were amended such that the Company would retain a 33% ownership interest in the Joint Venture if such capital contributions were funded. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes. As allowed under the A&R Nautilus Agreement, the Company structured its capital contributions to achieve a targeted 25% ownership interest in Nautilus.
In March 2023, the Members entered into a second amended and restated Joint Venture agreement (the “Second A&R Nautilus Agreement”). Under the Second A&R Nautilus Agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. Distributions are made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. Pursuant to the terms of the Second A&R Nautilus Agreement, the Nautilus Cryptomine Facility initially requires 200 MW of electric capacity. Prior to May 13, 2024, the Company may elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50 MW, funded solely by the Company. If the Company makes such an election, the Talen Member may, within twelve months thereof, elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to an additional 50 MW, funded solely by the Talen Member, for a total capacity of up to 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with the Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents. In February 2024, as allowed under the Second A&R Nautilus Agreement, the Company exercised its election to expand the energy requirements of the Nautilus Cryptomine Facility by an additional 50 MW.
In March 2021, the Company executed an agreement with MinerVA Semiconductor Corp. (“MinerVA”) for the purchase of 30,000 MV7 miners, with originally scheduled monthly deliveries of miners each between November 2021 and January 2022, for an aggregate price of $118.5 million (the “MinerVA Purchase Agreement”). Concurrently with the execution of the Joint Venture agreement, TeraWulf assigned the MinerVA Purchase Agreement to Nautilus. Prior to December 31, 2022, total payments of $40.5 million were made under the MinerVA Purchase Agreement. Production delays at MinerVA’s factory impacted the initial pricing and delivery schedule. Accordingly, Nautilus and MinerVA have deemed all payments made to date to apply to the initial approximately 9,000 miners shipped or to be shipped. As of December 31, 2023, Nautilus had not amended the MinerVA Purchase Agreement.
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
In December 2022, the Company entered into a Payment Netting Agreement with Nautilus, Talen and the related party FOA and CSA agreement counterparties whereby certain amounts were owed by Nautilus to each of the FOA and CSA counterparties, including for the termination of the FOA agreement. These amounts were offset to arrive at a net result whereby the Company owed the related party FOA counterparty (see Note 17) approximately $2.2 million. This amount was recorded in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022.
The Company’s direct payments to MinerVA and Bitmain, among others, on behalf of Nautilus for the year ended December 31, 2022, are included in investments in joint venture, including direct payments made on behalf of joint venture

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in the consolidated statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statements of cash flows for the years ended December 31, 2023 and 2022 follows (in thousands):

	Year Ended December 31,
	2023	2022
Payment of TeraWulf 50% share of Bitmain deposits	$—	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	—	(11,402)
Direct investments in joint venture and payments made on plant and equipment contributed to joint venture	(2,845)	(34,796)
Investments in joint venture, including direct payments made on behalf of joint venture	$(2,845)	$(46,198)

Payment of Talen 50% share of Bitmain deposits	$—	$(11,402)
Other reimbursable payments	—	(339)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	$—	$(11,741)

Talen reimbursement of 50% share of Bitmain deposits	$—	$11,402
Other reimbursable payments	—	314
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	$—	$11,716
Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of December 31, 2023 (in thousands, except for percentages):

	%	Initial Investment	Additional Investment, Net	Net loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions (1)	Company’s Maximum Exposure to Loss in Entity (2)
Entity	Ownership
Nautilus	25.0%	$18,000	$107,153	$26,540	$98,613	$—	$98,613
_______________________________________
(1)The Members may mutually agree on changes to the Nautilus Cryptomine Facility, including the Company’s election to expand the energy requirements of the Nautilus Cryptomine Facility by an additional 50 MW in February 2024, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Nautilus Cryptomine Facility, which could reduce the amount of investments each Member may be required to provide.
(2)The maximum exposure at December 31, 2023 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which were required for the initial phase of the buildout of the Nautilus Cryptomine Facility.
In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture. The

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
condensed results of operations for the years ended December 31, 2023 and 2022 and the condensed financial position as of December 31, 2023 and 2022 of Nautilus are summarized below (in thousands):

	Year Ended December 31, (1)
	2023	2022
Condensed statement of operations information:
Revenue	$108,001	$19
Operating expense	95,142	10,823
Net income (loss)	$12,859	$(10,804)

	December 31, 2023 (1)	December 31, 2022 (1)
Condensed balance sheet information:
Current assets	$12,406	$28,986
Noncurrent assets	171,245	154,552
Total assets	$183,651	$183,538

Current liabilities	$13,149	$12,864
Noncurrent liabilities	29,493	—
Equity	141,009	170,674
Total liabilities and equity	$183,651	$183,538
(1)The condensed statements of operations information for the years ended December 31, 2023 and 2022 and the condensed balance sheet information as of December 31, 2023 and 2022 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.
In March 2022, the Company entered into an exchange agreement with Nautilus and the Nautilus co-venturer whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company. If the Exchange Miners were not delivered by September 30, 2022, the Nautilus co-venturer would have been entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners. During the year ended December 31, 2022, the Nautilus Miners were received and recorded at fair value to property, plant and equipment, net in the amount of $16.0 million with a corresponding recognition of an exchange miner liability of the same amount. The A&R Nautilus Agreement removed the Company’s obligation to deliver the Exchange Miners to the Joint Venture. Accordingly, the Company derecognized the miner exchange liability and recorded a $16.8 million reduction in equity in net assets of investee in the consolidated balance sheet as of December 31, 2022 and recorded a loss on nonmonetary miner exchange of $0.8 million in the consolidated statement of operations for the year ended December 31, 2022.
In September 2022, the Company, as allowed under the A&R Nautilus Agreement and because its Lake Mariner Facility was operational, transferred 2,500 Bitmain S19j Pro miners from Nautilus to its Lake Mariner Facility. Accordingly, the Company recorded the miners at an estimated fair value of $4.8 million, determined based on a contemporaneous observed market price for identical assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $16.3 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2022 and recorded a loss of $11.5 million as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the year ended December 31, 2022.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February, March and April 2023, the Company, as allowed under the A&R Nautilus Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Facility, including certain miners that have yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.4 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2023 and recorded a loss of $13.6 million as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the year ended December 31, 2023. The Company had recorded $0.8 million in deposits on miners related to approximately 600 miners that had yet to be shipped from MinerVA. As of December 31, 2023, the Company determined it not probable that the miners would be received and, accordingly, recognized a loss on disposal of deposits on miners of $0.8 million, which is included within loss on disposals of property, plant, and equipment in the consolidated statement of operations for the year ended December 31, 2023.
As contemplated in the A&R Nautilus Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the years ended December 31, 2023 and 2022, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million and $11.6 million, respectively. Accordingly, as of December 31, 2023 and 2022, the Company increased the equity in net assets of investee balance by $36.7 million and $11.6 million, respectively, and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheets.
On March 1, 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.
Bitmain Miner Purchase Agreements
In July 2023, the Company entered into a Future Sales and Purchase Agreement with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) for the aggregate purchase of 15,100 S19j XP miners, with an option to receive an additional 3,400 miners, pursuant to certain payment timing conditions, for delivery in the fourth quarter of 2023 (the “July 2023 Bitmain Agreement”) for a total purchase price of $75.4 million. The Company was entitled to apply coupons equivalent to 30% of the total purchase price, resulting in an estimated effective purchase price of $53.4 million for the total of 18,500 miners. In September 2023, the Company entered into a binding letter of intent with Bitmain Development PTE. Ltd. (“Bitmain PTE”), for the purchase of at least 1,200 PH of Antminer S21 miners, pursuant to which the Company paid a security deposit of $1.2 million during the year ended December 31, 2023. During the year ended December 31, 2023, the Company elected not to purchase the applicable quantity of Antminer S21 miners, as allowed under the letter of intent, and instead the $1.2 million security deposit was credited to the Company's account with Bitmain PTE and applied to the July 2023 Bitmain Agreement. As of December 31, 2023, the Company had made payments of $36.2 million representing 67% of the effective purchase price, including application of coupons and credits. Subsequent to December 31, 2023, the Company made the remaining $17.7 million payments to Bitmain Delaware and received all miners contracted under the July 2023 Bitmain Agreement.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – DEFINED CONTRIBUTION PLAN
The TeraWulf Inc. 401(k) Plan is a safe harbor defined contribution plan which qualified under section 401(k) of the Internal Revenue Code. A participant’s right to claim a distribution of his or her account balance is dependent on the plan, Employee Retirement and Income Security Act guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During the years ended December 31, 2023 and 2022, the Company expensed approximately $0.2 million and $0.1 million, respectively, for Company matching contributions.
NOTE 14 – CONVERTIBLE PREFERRED STOCK
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
The Holders of the Convertible Preferred Stock will have a right to effect an optional conversion of all or any whole number of shares of the Convertible Preferred Stock at any time and from time to time. The Company will have a right to effect a mandatory conversion of the Convertible Preferred Stock after the third anniversary of the issuance date if the Last Reported Sale Price (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of Common Stock exceeds 130.0% of the Conversion Price, as defined, on each of at least five (5) trading days (whether or not consecutive) during the fifteen consecutive trading days ending on, and including, the trading day immediately before the mandatory conversion notice date for such mandatory conversion. The number of shares of Common Stock issuable upon conversion will be equal to the liquidation preference, including accumulated and unpaid dividends, divided by the Conversion Price, as defined. The Conversion Price is determined by dividing $1,000 by the Conversion Rate, as defined, which is initially 100 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. The Conversion Rate will be adjusted for certain customary events, including (but not limited to) stock dividends, stock splits or combinations, tender offers or exchange offers and, additionally, for Fundamental Changes, as defined, to include (but are not limited to) a change in control of the Company, disposition of substantially all assets of the Company, the Company’s Common Stock holders approve a plan of liquidation or dissolution or the Company’s Common Stock cease to be listed on the Nasdaq Capital Market. A Fundamental Change will adjust the Conversion Rate based on the date of the Fundamental Change and the Stock Price, as defined, on such date. The Conversion rate will not exceed 125 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. If any Convertible Preferred Stock is to be converted pursuant to a Holder’s optional conversion, the Company will have the option to settle such conversion in cash, as defined.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No dividends were paid during the years ended December 31, 2023 and 2022. Cumulative dividends of $1.9 million were accumulated and accreted to liquidation preference as of December 31, 2023. As of December 31, 2023, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $11.4 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.1 million shares of Common Stock.
NOTE 15 – COMMON STOCK
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
As of December 31, 2023, TeraWulf’s Certificate of Incorporation provides for authorized shares of 500,000,000, divided into (a) 400,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of December 31, 2023.
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
In April 2022, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which the Company may offer and sell, from time to time, through or to the agents thereunder, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “ATM Program”). The ATM Sales Agreement replaced a similar agreement with B. Riley Securities, Inc. and D.A. Davidson. Following the Company's and D.A. Davidson’s agreement to terminate the ATM Sales Agreement with respect to D.A. Davidson effective August 7, 2023, the ATM Sales Agreement was further amended on August 11, 2023, adding Northland Securities, Inc. and Compass Point Research & Trading, LLC as agents (all four agents, collectively, the “ATM Agents”). The Company is not obligated to sell any shares under the ATM Program. The Company will pay the ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the shares of Common Stock by the Company under the ATM Program are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the years ended December 31, 2023 and 2022, the Company sold pursuant to the ATM Program 56,985,498 and 2,910,909 shares of Common Stock, respectively, for net proceeds of $105.5 million and $9.7 million, respectively. As of December 31, 2023, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $81.2 million.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of the Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million based on an offering price equal to the trailing 10-day volume weighted price of $1.26 for each Common Share plus one warrant. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. In connection with the agreements, the Company and the October Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the October Purchasers with respect to the shares of Common Stock underlying the October Warrants. The Company allocated the proceeds between the Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. In January 2023, certain of these investors agreed to amend the terms of their October Warrants such that their warrants would become exercisable only after the Shareholder Approval Date.
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
During the year ended December 31, 2023, 2,740,587 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $27,000. During the year ended December 31, 2022, 5,714,823 warrants were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $58,000.
No dividends were declared during the years ended December 31, 2023 and 2022.
NOTE 16 – STOCK BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. Additionally, during the year ended December 31, 2023 the Company issued 415,910 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments. For the years ended December 31, 2023 and 2022, stock-based compensation expense was $5.9 million and $1.6 million, respectively.
During the year ended December 31, 2023, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of RSU awards, authorized the withholding of an aggregate of 1,578,056 shares of the Company’s Common Stock

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to satisfy statutory withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance.
The following table summarizes the activities for unvested Company RSUs granted to employees and members of the board of directors during the year ended December 31, 2023:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	—	$-
Granted	1,931,187	2.87
Vested	—	-
Forfeited/canceled	—	-
Unvested as of December 31, 2022	1,931,187	2.87
Granted	6,872,358	0.43
Vested	(4,797,854)	0.72
Forfeited/canceled	(52,942)	1.70
Unvested as of December 31, 2023	3,952,749	$1.26
RSUs granted as set out in the table above include RSUs representing 3,900,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of stock price hurdles as follows: (i) one-third of the PSUs vested on the Company’s achievement of a stock price hurdle equal to $1.50 per share or greater during the year ended December 31, 2023; (i) one-third of the PSUs vested on the Company’s achievement of a stock price hurdle equal to $2.50 per share or greater during the year ended December 31, 2023; and (iii) one-third of the PSUs will vest on the Company’s achievement of a stock price hurdle equal to $3.50 per share or greater, in each case, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Company’s common stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. The requisite service period for RSUs is between one and three years. As of December 31, 2023, there was $3.0 million of unrecognized compensation cost related to unvested RSUs and PSUs granted to employee and members of the board of directors. The amount is expected to be recognized over a weighted average period of 0.6 years.
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding members of the board of directors, during the year ended December 31, 2023:

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of December 31, 2021	—	$-
Granted	134,669	1.41
Vested	—	-
Forfeited/canceled	(52,024)	1.73
Unvested as of December 31, 2022	82,645	1.21
Granted	2,870,564	0.82
Vested	(372,972)	1.15
Forfeited/canceled	(190,845)	0.70
Unvested as of December 31, 2023	2,389,392	$0.79
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of December 31, 2023, there was $1.1 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.0 years.
NOTE 17 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the years ended December 31, 2023 and 2022, the Company paid Beowulf E&D $20.3 million and $16.9 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility. For the years ended December 31, 2023 and 2022, selling, general and administrative expenses – related party in the consolidated statements of operations includes $13.3 million and $12.6 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $1.5 million and $0.5 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of December 31, 2023, $0.7 million is included in prepaid expenses, $1.0 million is included in other amounts due to related parties and $6.6 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2022, $0.8 million is included in prepaid expenses, $3.0 million, including $2.2 million related to the Payment Netting Agreement, is included in amounts due to related parties and $5.9 million is included in property, plant and equipment, net in the consolidated balance sheet.
The Services Agreement also provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue additional awards of shares of the Company’s Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. During the year ended December 31, 2022, the Company considered it probable that the first performance milestone of 100 MW of mining load deployed by the mining facilities would be met, and it was deemed met in April 2023. During the year ended December 31, 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities would be met, and it was deemed met in December 2023. Accordingly, the Company recognized $2.9 million and $2.1 million in expense during the years ended December 31, 2023 and 2022, respectively, which is included within selling, general and administrative expense – related party in the consolidated statements of operations and recognized corresponding share based liabilities due to related party in the consolidated balance sheets as of December 31, 2023 and 2022, respectively. In September 2023, the Company and Beowulf E&D agreed to settle the then outstanding $15.0 million share based liabilities due to related party by issuing 2,460,513 shares of the Company’s Common Stock with a fair value of $3.4 million and the Company recorded the remaining reduction to the share based liabilities due to related party of $11.6 million to additional paid-in capital during the year ended December 31, 2023. As of December 31, 2023 and 2022, $2.5 million and $14.6 million, respectively, are included in share based liabilities due to related party in the consolidated balance sheets. In February 2024, the Company issued 1,083,189 shares of the Company’s Common Stock with a fair value of $2.5 million to settle the share based liabilities due to related party as of December 31, 2023.
NOTE 18 – SUBSEQUENT EVENTS
Subsequent to December 31, 2023 and through March 19, 2024, the Company repaid $33.4 million of the outstanding principal balance of the Term Loans, which was comprised of (i) $14.8 million in accordance with the excess cash flow sweep provision of the Fifth Amendment to the LGSA for the quarter ended December 31, 2023, and (ii) $18.6 million as a voluntary prepayment of the Term Loans. The Company incurred prepayment fees of $0.3 million and, as the Company repaid at least $40.0 million of the principal balance of the Term Loans, the excess cash flow sweep automatically extended to the maturity of the Term Loans.
Subsequent to December 31, 2023 and through March 19, 2024, the Company sold, pursuant to the ATM Program, 22,945,565 shares of Common Stock for net proceeds of $49.9 million.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this 2023 Form 10-K, our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
As previously disclosed in Item 4, Controls and Procedures on Form 10-Q/A for the quarterly period ended September 30, 2023, the Company identified a material weakness in internal control over financial reporting related to the inadequate design or operation of management’s review controls over classification in the consolidated statements of cash flows of payments made related to business combinations. As of December 31, 2023, this weakness had been remediated with more robust and timely review controls over classification in the consolidated statements of cash flows of payments made related to business combinations to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

Other than the remediation of this previously identified material weakness as described above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B.    Other Information
(a)    Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Insider Trading Arrangements and Policies.
During the Company’s fiscal quarter ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K
Our Securities Trading Policy provides that employees, including our executive officers and the members of our Board of Directors, are prohibited from engaging in transactions in our securities if such employee possesses material, non-public information about the Company. In addition, certain persons covered by our Securities Trading Policy must advise our Chief Legal Officer before effectuating any transaction in our securities. Because the Company believes it is improper and inappropriate for any person to engage in short-term or speculative transactions involving the Company’s securities, it is the policy of the Company that directors, officers and employees of the Company, and their related persons, are prohibited from engaging in any of the following activities with respect to securities of the Company: (i) purchases of the Company’s stock of the Company on margin generally; (ii) short sales; and (iii) buying or selling puts, calls, options or other derivatives in respect of the Company’s securities. The Company’s Securities Trading Policy discourages speculative hedging transactions, but does permit directors, officers and employees of the Company to enter into long-term (12 months or longer) hedging transactions that are designed to protect the individual’s investment in his or her shares of common stock or stock options of the Company, subject to the pre-clearance procedures outlined in the Securities Trading Policy.
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
Information relating to this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)Exhibits and Financial Statement Schedules
(1)Our Consolidated Financial Statements and Notes thereto are included in Item 8 of this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data—TeraWulf Inc.—Index” for more detail.
(2)All financial schedules have been omitted either because they are not applicable or because the required information is provided in our Consolidated Financial Statements and Notes thereto, included in Item 8 of this Annual Report on Form 10-K.
(3)Index to Exhibits

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

(2.4)
Amendment No. 3 to the Agreement and Plan of Merger, dated as of December 2, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Exhibit 2.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 000-25727) filed with the SEC on December 3, 2021).

(2.5)
Amendment No. 4 to the Agreement and Plan of Merger, dated as of December 8, 2021, by and among TeraWulf Inc. (formerly known as Telluride Holdco, Inc.), IKONICS Corporation, Telluride Merger Sub I, Inc., Telluride Merger Sub II, Inc. and TeraCub Inc. (formerly known as TeraWulf Inc.) (incorporated by reference to Exhibit 2.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 000-25727) filed with the SEC on December 9, 2021).

(3.1)
Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of December 13, 2021 (incorporated by reference to Exhibit 3.1 of Form 8-K12B (file no. 001-41163) filed with the SEC on December 13, 2021).

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

Exhibit Number	Description
(3.4)	Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of TeraWulf Inc.’s Form 8-K12B filed with the SEC on December 13, 2021).

(3.5)
TeraWulf Inc. Series A Convertible Preferred Certificate of Designations (incorporated by reference to Exhibit 3.1 of TeraWulf Inc.’s Amendment No. 1 to the Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 17, 2022).

(4.1)	Description of Securities (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Annual Report on Form 10-K (file no. 001-41163) filed with the SEC on March 31, 2023).

(4.2)
Warrant Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on July 1, 2022).

(4.3)
Registration Rights Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 011-41163) filed with the SEC on July 1, 2022).

(4.4)
Amended and Restated Warrant Agreement, dated as of October 7, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on October 12, 2022).

(4.5)
Warrant Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 3, 2023).

(4.6)
Registration Rights Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 3, 2023).

(10.1)#
Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Paul B. Prager (incorporated by reference to Exhibit 10.9 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.2)#
Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.10 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.3)#
Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Nazar M. Khan (incorporated by reference to Exhibit 10.11 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.4)#
Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kerri M. Langlais (incorporated by reference to Exhibit 10.12 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.5)#
Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Paul B. Prager (incorporated by reference to Exhibit 10.13 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.6)#
Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.14 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.7)#
Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Nazar M. Khan (incorporated by reference to Exhibit 10.15 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

Exhibit Number	Description
(10.8)#
Restrictive Covenant Agreement, dated as of November 4, 2021, by and between TeraWulf Inc. and Kerri M. Langlais (incorporated by reference to Exhibit 10.16 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.9)#
TeraWulf 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.10)#
Form of TeraWulf Inc. 2021 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.11)#
Form of TeraWulf Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of TeraWulf Inc.’s of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

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

(10.14)
Amendment No. 1 to Administrative and Infrastructure Services Agreement, dated as of March 23, 2021, by and between TeraWulf Inc. and Beowulf Electricity & Data Inc. (incorporated by reference to Exhibit 10.15 to TeraWulf Inc.’s Annual Report on Form 10-K (file no. 001-41163) filed with the SEC on March 31, 2023).

(10.15)
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

(10.20)
At Market Issuance Sales Agreement, dated as of February 11, 2022, by and between TeraWulf Inc. and B. Riley Securities, Inc. and D.A. Davidson & Co (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on February 11, 2022).

Exhibit Number	Description
(10.21)
Non-Fixed Price Sales and Purchase Agreement, dated as of December 7, 2021, by and between Bitmain Technologies Limited and Lake Mariner Data LLC (incorporated by reference to Exhibit 10.22 of TeraWulf Inc.’s Annual Report on Form 10-K (file no. 001-41163) filed with the SEC on March 31, 2022).

(10.22)
Non-Fixed Price Sales and Purchase Agreement, dated as of December 15, 2021, by and between Bitmain Technologies Limited and Lake Mariner Data LLC (incorporated by reference to Exhibit 10.23 of TeraWulf Inc.’s Annual Report on Form 10-K (file no. 001-41163) filed with the SEC on March 31, 2022).

(10.23)#
Employment Letter Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.2 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) with the SEC on May 16, 2022).

(10.24)#
Restrictive Covenant Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.3 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on May 16, 2022).

(10.25)#
Amendment, dated as of May 16, 2022, to that certain Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.5 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on May 16, 2022).

(10.26)
Loan, Guaranty and Security Agreement, dated as of December 1, 2021, by and among Wilmington Trust, National Association, a national banking association, in its capacity as administrative agent and collateral agent, the Lenders party thereto from time to time, the Guarantors and TeraWulf Inc., a Delaware Corporation (incorporated by reference to Exhibit 10.24 of TeraWulf Inc.’s Annual Report on Form 10-K (file no. 001-41163) filed with the SEC on March 31, 2022).

(10.27)
First Amendment to Loan, Guaranty and Security Agreement, dated as of July 1, 2022, by and among TeraWulf Inc., certain subsidiaries party thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on July 1, 2022).

(10.28)
Second Amendment to Loan, Guaranty and Security Agreement, dated as of August 26, 2022, by and among TeraWulf Inc., certain subsidiaries party thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on August 29, 2022).

(10.29)
Third Amendment to Loan, Guaranty and Security Agreement, dated as of October 7, 2022, by and among TeraWulf Inc., certain subsidiaries party thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on October 12, 2022).

(10.30)†
Fifth Amendment to Loan, Guaranty and Security Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. certain subsidiaries thereto, the lenders from time to time party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 3, 2023).

(10.31)
Foundry USA Pool Service Agreement, dated as of August 27, 2020 (incorporated by reference to Exhibit 10.1 to TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on February 1, 2023).

(10.32)†
Digital Asset Custodial Agreement, by and between NYDIG Trust Company LLC and Lake Mariner Data LLC, dated as of March 10, 2022 (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.33)
Underwriting Agreement, dated as of April 11, 2022, by and between TeraWulf Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 14, 2022).

Exhibit Number	Description
(10.34)
Sales Agreement, dated as of April 26, 2022, by and among TeraWulf Inc. and Cantor Fitzgerald & Co, B. Riley Securities, Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 26, 2022).

(10.35)†
Digital Asset Execution Agreement, by and between NYDIG Execution LLC and Lake Mariner Data LLC, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023)†.

(10.36)†
Amended and Restated Limited Liability Company Agreement of Nautilus Cryptomine LLC, effective as of August 27, 2022 (incorporated by reference to Exhibit 10.4 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023)†.

(10.37)
2nd Amended and Restated LLC Agreement of Nautilus Cryptomine LLC, effective as of February 1, 2023 (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 24, 2023).

(10.38)
Future Sales and Purchase Agreement, dated as of July 14, 2023, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on July 18, 2023).

(10.39)
Supplemental Agreement II, dated as of January 8, 2024, by and between Bitmain Technologies Delaware limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on January 12, 2024).

(10.40)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on November 13, 2023).

19.1	Securities Trading Policy.
21.1	List of subsidiaries.

23.1	Consent of RSM US LLP, registered public accounting firm of TeraWulf Inc.

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101
Consolidated financial statements for the year ended December 31, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheet as of December 31, 2023, (ii) Consolidated Statement of Operations for the Year Ended December 31, 2023, (iii) Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2023, (iv) Consolidated Statement of Cash Flows for the Year Ended December 31, 2023, and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

___________________________________

( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.

#	Executive compensation plans and arrangements.

**	Furnished herewith.

†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
ITEM 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC. (Registrant)

March 19, 2024	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager (Chief Executive Officer and Chairman) (Principal Executive Officer)
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul B. Prager	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer and Director)
Paul B. Prager

/s/ Patrick A. Fleury	Chief Financial Officer (Principal Financial Officer)
Patrick A. Fleury

/s/ Kenneth J. Deane	Chief Accounting Officer and Treasurer (Principal Accounting Officer)
Kenneth J. Deane

/s/ Nazar M. Khan	Chief Operating Officer, Chief Technology Officer and Executive Director
Nazar M. Khan

/s/ Kerri M. Langlais	Chief Strategy Officer and Executive Director
Kerri M. Langlais

/s/ Michael C. Bucella	Director
Michael C. Bucella

/s/ Walter E. Carter	Director
Walter E. Carter

/s/ Amanda Fabiano	Director
Amanda Fabiano

/s/ Christopher A. Jarvis
Christopher A. Jarvis	Director

/s/ Catherine J. Motz	Director
Catherine J. Motz

/s/ Steven T. Pincus	Director
Steven T. Pincus

/s/ Lisa A. Prager	Director
Lisa A. Prager