Form 10-Q
period 2024-03-31
TERAWULF INC.
filed 2024-05-13
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to 12(b) of the Exchange Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	WULF	The Nasdaq Capital Market
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 333,182,028 shares of Common Stock outstanding as of May 10, 2024.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward- looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•currency exchange rate fluctuations; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2024, for the fiscal year ended December 31, 2023 (the “Annual Report on Form 10-K”).
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements
TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023
(In thousands, except number of shares and par value)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,824	$54,439
Digital currency	2,018	1,801
Prepaid expenses	3,973	4,540
Other receivables	1,668	1,001
Other current assets	873	806
Total current assets	54,356	62,587
Equity in net assets of investee	91,866	98,613
Property, plant and equipment, net	237,889	205,284
Right-of-use asset	10,691	10,943
Other assets	586	679
TOTAL ASSETS	$395,388	$378,106

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,313	$15,169
Accrued construction liabilities	938	1,526
Other accrued liabilities	5,494	9,179
Share based liabilities due to related party	—	2,500
Other amounts due to related parties	975	972
Current portion of operating lease liability	49	48
Insurance premium financing payable	983	1,803
Current portion of long-term debt	99,360	123,465
Total current liabilities	122,112	154,662
Operating lease liability, net of current portion	886	899
Long-term debt	47	56
TOTAL LIABILITIES	123,045	155,617

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at March 31, 2024 and December 31, 2023; 9,566 issued and outstanding at March 31, 2024 and December 31, 2023; aggregate liquidation preference of $11,709 and $11,423 at March 31, 2024 and December 31, 2023, respectively	9,273	9,273

Common stock, $0.001 par value, 400,000,000 authorized at March 31, 2024 and December 31, 2023; 302,921,785 and 276,733,329 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	303	277
Additional paid-in capital	532,238	472,834
Accumulated deficit	(269,471)	(259,895)
Total stockholders' equity	272,343	222,489
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$395,388	$378,106
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$42,433	$11,533
Cost of revenue (exclusive of depreciation shown below)	14,408	5,002
Gross profit	28,025	6,531

Cost of operations:
Operating expenses	785	308
Operating expenses – related party	888	597
Selling, general and administrative expenses	12,289	6,492
Selling, general and administrative expenses – related party	2,620	2,898
Depreciation	15,088	5,433
Gain on fair value of digital currency, net	(1,329)	—
Realized gain on sale of digital currency	—	(603)
Impairment of digital currency	—	627
Total cost of operations	30,341	15,752

Operating loss	(2,316)	(9,221)
Interest expense	(11,045)	(6,834)
Loss on extinguishment of debt	(2,027)	—
Other income	500	—
Loss before income tax and equity in net income (loss) of investee	(14,888)	(16,055)
Income tax benefit	—	—
Equity in net income (loss) of investee, net of tax	5,275	(10,167)
Loss from continuing operations	(9,613)	(26,222)
Loss from discontinued operations, net of tax	—	(35)
Net loss	(9,613)	(26,257)
Preferred stock dividends	(286)	(259)
Net loss attributable to common stockholders	$(9,899)	$(26,516)

Loss per common share:
Continuing operations	$(0.03)	$(0.16)
Discontinued operations	-	—
Basic and diluted	$(0.03)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	290,602,725	165,015,228
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08 (See Note 2)	—	—	—	—	—	—	37	37
Common stock offering, net of issuance costs		—	23,268,600	23	50,627	—	—	50,650
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Stock-based compensation expense and issuance of stock	—	—	2,190,510	2	6,929	—	—	6,931
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(353,843)	—	(651)	—	—	(651)
Net loss	—	—	—	—	—	—	(9,613)	(9,613)
Balances as of March 31, 2024	9,566	$9,273	302,921,785	$303	$532,238	$—	$(269,471)	$272,343

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$—	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	—	16,036
Warrant offerings	—	—	—	—	14,991	—	—	14,991
Common stock offering, net of issuance costs	—	—	40,764,706	41	26,268	—	—	26,309
Common stock to be issued, net of issuance costs	—	—	—	—	—	4,390	—	4,390
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	—	4,705
Stock-based compensation expense and issuance of stock	—	—	248,049	—	876	—	—	876
Net loss	—	—	—	—	—	—	(26,257)	(26,257)
Balances as of March 31, 2023	9,566	$9,273	186,268,682	$186	$345,195	$4,390	$(212,731)	$146,313
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands; unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,613)	$(26,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	7,593	3,549
Related party expense to be settled with respect to common stock	—	313
Common stock issued for interest expense	—	26
Stock-based compensation expense	6,931	876
Depreciation	15,088	5,433
Amortization of right-of-use asset	252	250
Increase in digital currency from mining and hosting services	(41,537)	(9,940)
Gain on fair value of digital currency, net	(1,329)	—
Realized gain on sale of digital currency	—	(603)
Impairment of digital currency	—	627
Proceeds from sale of digital currency	54,391	9,982
Loss on extinguishment of debt	2,027	—
Equity in net (income) loss of investee, net of tax	(5,275)	10,167
Loss from discontinued operations, net of tax	—	35
Changes in operating assets and liabilities:
Decrease in prepaid expenses	567	717
Increase in other receivables	(667)	—
Increase in other current assets	(67)	(241)
Decrease (increase) in other assets	22	(83)
Decrease in accounts payable	(1,686)	(2,435)
Decrease in other accrued liabilities	(3,906)	(1,354)
Increase in other amounts due to related parties	67	325
Decrease in operating lease liability	(12)	(10)
Net cash provided by (used in) operating activities from continuing operations	22,846	(8,623)
Net cash used in operating activities from discontinued operations	—	(90)
Net cash provided by (used in) operating activities	22,846	(8,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	—	(2,285)
Purchase of and deposits on plant and equipment	(46,979)	(9,986)
Net cash used in investing activities	(46,979)	(12,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(33,412)	—
Payments of prepayment fees associated with early extinguishment of long-term debt	(314)	—
Proceeds from insurance premium and property, plant and equipment financing	—	295

Principal payments on insurance premium and property, plant and equipment financing	(827)	(1,451)
Proceeds from issuance of common stock, net of issuance costs paid of $0 and $1,051	50,722	26,562
Proceeds from common stock to be issued, net of issuance costs of $0 and $56	—	4,390
Proceeds from warrant issuances	—	2,500
Payments of tax withholding related to net share settlements of stock-based compensation awards	(651)	—
Proceeds from issuance of convertible promissory note	—	1,250
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	—	(3,899)
Net cash provided by financing activities	15,518	29,647

Net change in cash and cash equivalents	(8,615)	8,663
Cash and cash equivalents at beginning of period	54,439	8,323
Cash and cash equivalents at end of period	$45,824	$16,986

Cash paid during the period for:
Interest	$3,726	$5,399
Income taxes	$—	$—
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – ORGANIZATION
Organization
TeraWulf Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf’s principal business consists of developing and operating bitcoin mining facilities in the United States that are fueled by clean, low cost and reliable power sources. The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using application-specific integrated circuit computers (“ASIC” or “miners”) owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earned revenue by providing miner hosting services to third parties. In 2024, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. Given the increasing demand from high density compute loads, the Company's assets are well positioned to supply energy infrastructure with low cost, zero-carbon power. While the Company may choose to mine other digital currencies, it has no plans to do so currently.
TeraWulf currently owns and operates, either independently or through a joint venture, two bitcoin mining facilities: the Lake Mariner Facility located in upstate New York (the “Lake Mariner Facility”) and the Nautilus Cryptomine Facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). The Company’s wholly-owned Lake Mariner Facility began mining bitcoin in March 2022 and, as of March 31, 2024, the Company has energized three buildings and additional infrastructure comprising 160 MW of capacity. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and, in April 2023, achieved full energization of the Company’s allotted infrastructure capacity of 50 MW.
On December 13, 2021, TeraWulf Inc. completed a strategic business combination (the “Merger”) with IKONICS Corporation (“IKONICS”) , a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications were primarily screen printing and abrasive etching. TeraWulf initially classified the IKONICS business as held for sale and discontinued operations in its consolidated financial statements. During the year ended December 31, 2023, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).
Risks and Uncertainties
Liquidity and Financial Condition
The Company incurred a net loss attributable to common stockholders of $9.9 million and generated cash flows from continuing operations of $22.8 million for the three months ended March 31, 2024. As of March 31, 2024, the Company had balances of cash and cash equivalents of $45.8 million, a working capital deficiency of $67.8 million, total stockholders’ equity of $272.3 million and an accumulated deficit of $269.5 million. As of March 31, 2024, the working capital deficiency included the then outstanding $106.0 million principal balance of the Company’s Term Loans (See Note 9) which matures on December 1, 2024. The Company had 8.0 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of March 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility (see Note 11), to fund its principal operations.
In accordance with development of its bitcoin mining facilities, during the three months ended March 31, 2024, the Company invested approximately $47.0 million for purchases of and deposits on plant and equipment. TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, cash on the balance sheet and the issuance of equity securities.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the year ended December 31, 2023, the Company achieved significant milestones by initiating and delivering rapid organic growth at the Lake Mariner Facility, and commencing operations at the Nautilus Cryptomine Facility, resulting in positive cash flows from continuing operations. During the three months ended March 31, 2024, the Company additionally accomplished several notable steps to continue to achieve positive cash flows from operations, namely: (1) the Company repaid $33.4 million of outstanding principal of its Term Loans to remove the fixed principal amortization and extend the excess cash flow sweep through maturity (see Note 9), (2) the Company received net proceeds of $50.7 million through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), (3) the Company received bitcoin distributions of $12.0 million from the joint venture which owns the Nautilus Cryptomine Facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12) for the existing operations at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the construction activities at the Lake Mariner Facility for buildings one, two and three and at the Nautilus Cryptomine Facility are complete as of March 31, 2024, although the Company intends to expand its infrastructure. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Sales Agreement”), which had a remaining capacity of $28.9 million as of March 31, 2024. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that it will generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business, including the Term Loans through maturity, based on its expected range of forecasted bitcoin prices, network hashrate, and power prices and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of such interim results. All intercompany balances and transactions have been eliminated.
Certain amounts in the unaudited interim consolidated statement of cash flows for the three months ended March 31, 2023 were restated as previously disclosed in the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023. The misstatements related solely to incorrectly classifying payments of contingent value rights liability related to proceeds from sale of net assets held for sale as an investing activity instead of a financing activity as originally included in the respective interim unaudited consolidated statements of cash flows.
The results for the unaudited interim consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The unaudited interim consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the fair value of equity securities or warrants to purchase common stock issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.
Revenue Recognition
The Company recognizes revenue under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Data Center Hosting
The Company’s hosting contracts were service contracts with a single performance obligation. The service the Company provided primarily included hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue was recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognized hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers were invoiced and payments were due on a monthly basis. While the majority of consideration was paid in cash, certain consideration was payable in digital currency. Because digital currency is considered noncash consideration, fair value of the digital currency award received was determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company had one data center hosting contract with a customer, which expired in February 2024, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $0.8 million and $2.3 million during the three months ended March 31, 2024 and 2023, respectively.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity but excludes depreciation which is separately presented. Cost of revenue for data center hosting is comprised primarily of direct costs of electricity, labor and internet provision.
Power Curtailment Credits
Proceeds related to participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations in the period corresponding to the underlying associated demand response program period. The Company recorded demand response program amounts of approximately $1.2 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $45.8 million and $54.4 million, respectively.
The Company currently maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of March 31, 2024, the Company had no bank balances that exceeded the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$37	$—
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$—	$35,792
Common stock issuance costs in accounts payable	$—	$250
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$4,385	$2,621
Purchases of and deposits on plant and equipment with digital currency	$316	$—
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$—	$721
Convertible promissory notes converted to common stock	$—	$4,666
Common stock issued for share based liabilities due to related party	$2,500	$—
Common stock warrants issued for discount on long-term debt	$—	$16,036
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$—	$4,519
Decrease to investment in joint venture due to bitcoin received as distribution from investee	$12,022	$—
Common stock reacquired in exchange for warrants	$—	$12,479
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
Digital currency
Digital currency is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as in exchange for data center hosting services which are accounted for in connection with the Company’s revenue recognition policy disclosed above. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture. Digital currency is included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital currency to support operations within the next twelve months.
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, Intangible – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60:
•meet the definition of intangible assets as defined in the Codification
•do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets
•are created or reside on a distributed ledger based on blockchain or similar technology

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
•are secured through cryptography
•are fungible, and
•are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets.
ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted and the Company has elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the consolidated balance sheet as of January 1, 2024.
As a result of adopting ASU 2023-08 on January 1, 2024, the Company measures digital currency at fair value as of each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition policy. Gains and losses from the remeasurement of digital currency are included within gain on fair value of digital currency, net in the consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital currency, net in the consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized $1.3 million of gain on fair value of digital currency, net.
Prior to the adoption of ASU 2023-08, the Company accounted for digital currency as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determined the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that was reasonably available. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited. The Company recognized impairment of digital currency of $0.6 million during the three months ended March 31, 2023.
Digital currency received as noncash consideration through the Company’s mining activities are included as an adjustment to reconcile net loss to cash provided by (used in) operating activities on the consolidated statements of cash flows. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosures of noncash investing activities. Proceeds from sales of digital currency are included within cash flows from operating activities on the consolidated statements of cash flows as bitcoin are converted nearly immediately into cash.
Concentrations
The Company and its joint venture have primarily contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue from one data center hosting customer represents 1.8% and 17.2% of consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company only operated bitcoin mining facilities; however, the Company has targeted an initial commitment for an allocation of a 2 MW power block at the Lake Mariner Facility intended to support a broader HPC initiative. While the Company may choose to mine other digital currencies, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for miners). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. Property, plant and equipment, net includes deposits, amounting to approximately $16.3 million and $36.5 million as of March 31, 2024 and December 31, 2023, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the three months ended March 31, 2024 and 2023, the Company recorded no impairment charges for long-lived assets.
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
As of March 31, 2024 and December 31, 2023, the Company was not a counterparty to any finance leases.
Debt Issuance Costs and Debt Discount

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt and in consideration of expected future principal payments subject to an excess cash flow sweep (see Note 9). Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including common stock or warrants to purchase common stock, is generally based on the relative fair value allocation method. All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of March 31, 2024 and December 31, 2023.
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
Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period's operating results.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock-based Compensation
The Company periodically issues restricted stock units (“RSUs”) to employees and non-employees in non-capital raising transactions for services. In accordance with ASC 718, Compensation – Stock Compensation, the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For RSUs with time-based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions (“PSUs”), the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. As of March 31, 2024, the Company had not issued stock options.
Expense for RSUs is recognized on a straight-line basis over the employee’s or non-employee’s service period, including the derived service period for PSUs with market conditions. Stock-based compensation for PSUs is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for PSUs is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit within net loss and the related cash flows are classified within operating activities.
Other Income
Other income consists primarily of interest income on bank deposits.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of March 31, 2024 include convertible preferred stock, common stock warrants and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2023 include convertible preferred stock, convertible promissory notes, common stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of March 31, 2024, the Company would issue approximately 1.2 million shares of Common Stock. As of March 31, 2024, Common Stock warrants outstanding were 49,120,642 with a weighted average strike price of $0.58 and total RSUs outstanding were 11,590,695.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 3 – BUSINESS COMBINATION, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
On December 13, 2021, the Company completed the Merger with RM 101 (formerly known as IKONICS Corporation) pursuant to which, among other things, the Company effectively acquired RM 101 and became a publicly traded company on the Nasdaq. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which each shareholder of RM 101 as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of RM 101 then held. The holders of the CVRs were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of RM 101. Payments under the CVR Agreement were calculated quarterly, paid on the sixtieth day after the respective quarterly calculation period and were subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The CVRs did not confer to the holders thereof any voting or equity or ownership interest in TeraWulf, were not transferable, except in limited circumstances, and were not listed on any quotation system or traded on any securities exchange. The CVR Agreement terminated after all payment obligations to the holders thereof were satisfied.
In August 2022, RM 101 sold a certain property, including a warehouse, to a third party for $6.7 million gross with net sale proceeds of $6.2 million. The Definitive Agreement governing the sale included certain indemnifications which were subject to an $850,000 limitation and which expired in August 2023.
In August 2022, RM 101 sold (i) certain property, including a warehouse and a building which houses manufacturing, operations and administration, (ii) substantially all of its working capital and (iii) its historical business to a third party for $7.7 million gross, including net working capital, with net sale proceeds of $7.0 million. The Asset Purchase Agreement (the “APA”) governing the sale was structured as an asset sale. The APA included certain indemnifications which were subject to a $650,000 limitation and a related escrow of that amount upon consummation of the transaction. Substantially all the remaining purchase price was placed into escrow upon consummation of the transaction pending the completion of certain remaining environmental testing and remediation resulting therefrom, if any. In February 2023, all escrowed funds were released to the Company.
During the three months ended March 31, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $3.9 million. Additionally, the Company made payments of the CVR liability of $5.7 million and $1.4 million in May and November 2023, respectively, such that as of December 31, 2023, the Company had made all of the aggregate required distributions of $11.0 million of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.
Upon acquisition, the RM 101 business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these consolidated financial statements. The loss from discontinued operations, net of tax presented in the consolidated statements of operations included immaterial selling, general and administrative, and was $0 and $35,000 for the three months ended March 31, 2024 and 2023, respectively. Total cash flows used in operating activities from discontinued operations was $0 and $0.1 million in the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, respectively.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2024 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Bitcoin	$2,018	$2,018	$—	$—
	$2,018	$2,018	$—	$—
The Company has determined the long-term debt fair value as of March 31, 2024 is approximately $100.2 million (see Note 9). The carrying values of cash and cash equivalents, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of March 31, 2024 and December 31, 2023, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 15), in connection with a Common Stock exchange agreement (see Note 14) and on a standalone basis (see Note 14), (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14) and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11). The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued (except as discussed for warrants issued in connection with the New Term Facility and the Fifth Amendment (each as defined in Note 9) and to value the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes. The estimated fair value of the warrants and embedded derivatives is determined using Level 2 and Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants or the conversion term, as applicable. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
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
NOTE 5 – BITCOIN
The following table presents the Company’s bitcoin holdings as of March 31, 2024 and December 31, 2023:

Bitcoin holdings	March 31, 2024	December 31, 2023
Number of bitcoin held	28	43
Carrying basis of bitcoin (in thousands)	$1,982	$1,801
Fair value of bitcoin (in thousands)	$2,018	$1,838
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The carrying amount for 43 bitcoin held as of December 31, 2023 was determined on the “cost-less-impairment” basis prior to the adoption of ASU 2023-08.
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of March 31, 2024, the Company held no other digital currency.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Miners	$160,014	$100,531
Construction in process	11,848	24,578
Leasehold improvements	77,689	62,850
Equipment	22,007	15,736
Vehicles	104	104
Deposits on miners	16,298	36,469
	287,960	240,268
Less: accumulated depreciation	(50,071)	(34,984)
	$237,889	$205,284
Prior to the three months ended March 31, 2024, the Company capitalized a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $0 and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
Depreciation expense was $15.1 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company recorded accelerated depreciation expense of $3.8 million related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 30, 2024.
NOTE 7 – LEASES
In May 2021, the Company entered into a ground lease (the “Ground Lease”) related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management, which was subsequently amended in July 2022. The Ground Lease includes fixed payments and contingent payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease has a term of eight years and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. The Ground Lease, which is classified as an operating lease, was remeasured as of the date of the amendment and utilized a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order.
For the three months ended March 31, 2024 and 2023, the Company recorded operating lease expense of $0.3 million and $0.3 million, respectively, including contingent expense of $36,000 and $0.1 million, respectively, in operating expenses – related party in the consolidated statements of operations and made cash lease payments of $0.1 million and $0.3 million, respectively. The remaining lease term based on the terms of the amended Ground Lease as of March 31, 2024 is 10.2 years.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of March 31, 2024 (in thousands):

Year ending December 31:
2024	$122
2025	163
2026	163
2027	163
2028	163
Thereafter	882
$1,656
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of March 31, 2024 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,656
Unamortized discount	721
Total operating lease liability	935
Current portion of operating lease liability	49
Operating lease liability, net of current portion	$886
The Company periodically enters into short term lease arrangements for operating equipment and recorded $48,000 and $0.1 million under these short-term lease arrangements in operating expenses in the consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.
NOTE 8 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0% for each of the three months ended March 31, 2024 and 2023. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of March 31, 2024 and 2023, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of March 31, 2024 and December 31, 2023 for the amount of deferred tax assets that will not be realized.
The Company has no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three months ended March 31, 2024 and 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 9 – DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Term loan	$105,990	$139,401
Debt issuance costs and debt discount	(6,664)	(15,970)
Property, plant and equipment finance agreement	81	90
	99,407	123,521
Less long-term debt due within one year	99,360	123,465
Total long-term debt, net of portion due within one year	$47	$56
On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust, National Association as administrative agent, which consisted of an original term loan facility of $123.5 million (the “Original Term Loan”). In July 2022, the Company entered into an amendment to the LGSA (the “First Amendment”) and borrowed $15.0 million at its closing (the “First Amendment Term Loan”). In October 2022, the Company entered into a third amendment to the LGSA (the “Third Amendment”) and borrowed $7.5 million at its closing (the “Third Amendment Term Loan” and, collectively with the Original Term Loan and First Amendment Term Loan, the “Term Loans”). The Term Loans bear an interest rate of 11.5% and have a maturity date of December 1, 2024. Upon the occurrence and during the continuance of an event of default, as defined, the applicable interest rate will be 13.5%. The interest rate may be increased, if applicable, to the cash interest rate on any junior capital raised plus 8.5%, if higher. As of March 31, 2024, no interest rate adjustments had been made under this provision.
Subsequent to an amendment to the LGSA in March 2023 (the “Fifth Amendment,” as described below) and as of March 31, 2024, the Company is required to pay amounts subject to an excess cash flow sweep, as defined, on a quarterly basis which will automatically extend to the maturity of the Term Loans in the event the Company repays at least $40.0 million of the principal balance of the Term Loans by April 1, 2024. Interest payments were due quarterly in arrears prior to the Fifth Amendment and are due monthly in arrears subsequent to the Fifth Amendment. The Company has the option to prepay all or any portion of the Term Loans in increments of at least $5.0 million subject to certain prepayment fees for the Original Term Loan equal to (1) if paid prior to December 1, 2023, an amount of 3% of the prepaid principal and (2) if paid subsequent to December 1, 2023 but prior to the maturity date of the Term Loans, an amount of 2% of the prepaid principal. Certain events, as described in the LGSA, require mandatory prepayment. During the three months ended March 31, 2024 the Company repaid $33.4 million of the principal balance of the Term Loans, including a voluntary prepayment of $18.6 million, such that $40.0 million was repaid in the aggregate as of March 31, 2024 and the excess cash flow sweep automatically extended to the maturity of the Term Loans. In connection with the voluntary prepayment the Company recorded a loss on extinguishment of debt of $2.0 million which is included in the consolidated statement of operations for the three months ended March 31, 2024, consisting of $0.3 million of prepayment fees and the immediate write-off of $1.7 million of unamortized debt discount associated with the principal repaid. The Company made no repayments on the principal balance of the Term Loans during the three months ended March 31, 2023.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of December 31, 2023, certain of the investors in the Term Loans were related parties due to cumulative voting control by members of the Company’s management and an individual who was then a member of the Company’s board of directors. As of March 31, 2024 and December 31, 2023, the outstanding principal amounts under the Term Loans held by related party entities were $6.7 million and $12.9 million, respectively.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company determined that debt modification accounting applied in connection with the Fifth Amendment. Because the First Amendment and the Fifth Amendment occurred within a twelve-month period, the debt terms that existed just prior to the First Amendment were applied in determining the appropriateness of the debt modification accounting model. The allocated value of the Penny Warrants and Dollar Warrants, an aggregate $16.0 million, related to the Fifth Amendment were included with the unamortized discount on the LGSA, as amended, and are being amortized as an adjustment of interest expense over the remaining term of the modified LGSA at an effective rate of 28.5% as of March 31, 2024, which is in addition to the stated interest rate.
During the three months ended March 31, 2024, the Company amortized total debt issuance costs and debt discount of $7.6 million which was recorded as interest expense in the consolidated statement of operations. During the three months ended March 31, 2023, the Company amortized total debt issuance costs and debt discount of $3.5 million, of which $2.5 million was recorded as interest expense in the consolidated statement of operations, $0.5 million was capitalized interest in property, plant and equipment, net in the consolidated balance sheet as of December 31, 2023, and $0.5 million was capitalized interest in equity in net assets of investee in the consolidated balance sheet as of December 31, 2023.
Principal maturities of outstanding long-term debt as of March 31, 2024 are as follows (in thousands):

Year ending December 31:
2024	$106,015
2025	36
2026	20
Total principal maturities	$106,071
NOTE 10 – CONVERTIBLE PROMISSORY NOTES
In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended. In December 2022, the Company amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price. As a result of the private placement, the conversion price was $0.40 per share of Common Stock. In January 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 14). In March 2023, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
NOTE 11 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) with a related party of the Company and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Each Member originally held a 50% interest in the Joint Venture. The Members subsequently amended the Joint Venture agreement in August 2022 (the “A&R Nautilus Agreement”) and March 2023 (the “Second A&R Nautilus Agreement”) whereby, among other changes, the unit ownership will be determined by infrastructure contributions while distributions of mined bitcoin will be determined by each Member’s respective hashrate contributions. Members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. Each party retains access to 50% of the electricity supply outlined in the Nautilus Ground Lease. Pursuant to the Second A&R Nautilus Agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions. With the change in ownership percentage, governance rights were amended to provide for greater Talen board participation, among other changes.
Pursuant to the terms of the Second A&R Nautilus Agreement, the Nautilus Cryptomine Facility initially requires 200 MW of electric capacity. Prior to May 13, 2024, the Company had the option to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50 MW, funded solely by the Company. In February 2024, the Company exercised its election to expand the energy requirements of the Nautilus Cryptomine Facility by an additional 50 MW. Pursuant to the terms of the Second A&R Nautilus Agreement, the Talen Member may, within twelve months of the Company’s election, elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to an additional 50 MW, funded solely by the Talen Member, for a total capacity of up to 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents. As of May 13, 2024, no additional capital calls for expansion have been made and no additional energy supply has been procured.
On March 1, 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0 and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
Distributions are made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $12.0 million and $0 during the three months ended March 31, 2024 and 2023, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nautilus is a VIE accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of March 31, 2024 (in thousands, except for percentages):

Entity	% Ownership	Initial Investment	Additional Investment, Net	Net loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions (1)	Company’s Maximum Exposure to Loss in Entity (2)
Nautilus	25.0%	$18,000	$95,131	$21,265	$91,866	$—	$91,866
(1)The Members may mutually agree on changes to the Nautilus facility, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Nautilus facility, which could reduce the amount of investments each Member may be required to provide.
(2)The maximum exposure at March 31, 2024 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which were required for the initial phase of the Nautilus facility buildout.
In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounts for the Joint Venture as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture. The condensed results of operations for the three months ended March 31, 2024 and 2023 and the condensed financial position as of March 31, 2024 and December 31, 2023 of Nautilus are summarized below (in thousands):

	Three Months Ended March 31, (1)
	2024	2023
Condensed statement of operations information:
Revenue	$41,740	$9,106
Operating expense	26,322	12,137
Net income (loss)	$15,418	$(3,031)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	March 31, 2024 (1)	December 31, 2023 (1)
Condensed balance sheet information:
Current assets	$12,560	$12,406
Noncurrent assets	158,946	171,245
Total assets	$171,506	$183,651

Current liabilities	$13,289	$13,149
Noncurrent liabilities	29,755	29,493
Equity	128,462	141,009
Total liabilities and equity	$171,506	$183,651
(1)The condensed statements of operations information for the three months ended March 31, 2024 and 2023 and the condensed balance sheet information as of March 31, 2024 and December 31, 2023 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.
In February, March and April 2023, the Company, as allowed under the A&R Nautilus Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Facility, including certain miners that have yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.5 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2023 and recorded a loss of $13.6 million as a component of equity in net loss of investee, net of tax in the consolidated statement of operations, of which $8.9 million was recorded during the three months ended March 31, 2023.
As contemplated in the A&R Nautilus Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the three months ended March 31, 2023, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million. Accordingly, as of December 31, 2023, the Company increased the equity in net assets of investee balance by $36.7 million and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheet.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Bitmain Miner Purchase Agreements
In March 2024, the Company entered into a Future Sales and Purchase Agreement (the “March 2024 Bitmain Purchase Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) for the purchase of 5,000 S21 miners for a total purchase price of $17.5 million. As of March 31, 2024, the Company made payments of $3.5 million. Subsequent to March 31, 2024 the Company paid the remaining $14.0 million of the purchase price. The March 2024 Bitmain Purchase Agreement also provides the Company the right, but not the obligation, to purchase up to an additional 6,000 PH (approximately 30,000 miners), pursuant to certain payment timing conditions, by December 31, 2024 for a purchase price of $96.0 million (“Bitmain Call Option”). Pursuant to the Bitmain Call Option, the Company paid $9.6 million, calculated as 10% of the purchase price, as consideration for the Bitmain Call Option during the three months ended March 31, 2024 (the “Call Option Fee”). The Call Option Fee shall be applied to the settlement of future down payments of purchases under the Bitmain Call Option, in whole or in part in proportion to the ratio of quantity to be purchased to the maximum PH available under the Bitmain Call Option.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
No dividends were paid during the three months ended March 31, 2024 and 2023. Cumulative dividends of $2.1 million were accumulated and accreted to liquidation preference as of March 31, 2024. As of March 31, 2024, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $11.7 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.2 million shares of Common Stock.
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
TeraWulf’s Certificate of Incorporation as of March 31, 2024 provides for authorized shares of 500,000,000, divided into (a) 400,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of March 31, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In April 2022, the Company entered into a sales agreement (the “ATM Sales Agreement“) with Cantor Fitzgerald & Co., B. Riley Securities, Inc. and D.A. Davidson & Co. (“D.A. Davidson“), pursuant to which the Company may offer and sell, from time to time, through or to the agents thereunder, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “ATM Program”). The ATM Sales Agreement replaced a similar agreement with B. Riley Securities, Inc. and D.A. Davidson. Following the Company's and D.A. Davidson's agreement to terminate the ATM Sales Agreement with respect to D.A. Davidson effective August 7, 2023, the ATM Sales Agreement was further amended on August 11, 2023, adding Northland Securities, Inc. and Compass Point Research & Trading, LLC as agents (all four agents, collectively, the “ATM Agents“). The Company is not obligated to sell any shares under the ATM Program. The Company will pay the ATM Agents a commission equal to 3.0% of the gross sales price from each sale of shares. The issuance and sale of the Shares by the Company under the ATM Program are made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 26, 2022. During the three months ended March 31, 2024, the Company sold pursuant to the ATM Program 23,268,600 shares of Common Stock for net proceeds of $50.7 million. During the three months ended March 31, 2023, the Company did not sell any shares of Common Stock pursuant to the ATM Program. As of March 31, 2024, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $28.9 million.
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
During the three months ended March 31, 2023, 342,326 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $3,000. For the three months ended March 31, 2024, no such warrant exercises occurred.
No dividends were declared during the three months ended March 31, 2024 and 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. Additionally, during the three months ended March 31, 2024 the Company issued 39,064 shares of Common Stock to Board of Director members for payment of quarterly fees in lieu of cash payments. For the three months ended March 31, 2024 and 2023, stock-based compensation expense was $6.9 million and $0.9 million, respectively.
The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the three months ended March 31, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	3,952,749	$1.26
Granted	7,100,000	$1.78
Vested	(1,303,334)	$0.65
Forfeited/canceled	—	$-
Unvested as of March 31, 2024	9,749,415	$1.72
RSUs granted as set out in the table above include RSUs representing 4,197,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Company’s Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. The requisite service period for RSUs is between one and three years. As of March 31, 2024, there was $9.1 million of unrecognized compensation cost related to unvested RSUs and PSUs granted to employees and Board of Directors members. The amount is expected to be recognized over a weighted average period of 0.4 years.
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding Board of Directors members, during the three months ended March 31, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	2,389,392	$0.79
Granted	300,000	$2.49
Vested	(848,112)	$0.85
Forfeited/canceled	—	$-
Unvested as of March 31, 2024	1,841,280	$1.05

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of March 31, 2024, there was $1.6 million of unrecognized compensation cost related to unvested non-employee, excluding Board of Director members, RSUs. The amount is expected to be recognized over a weighted average period of 1.2 years.
NOTE 16 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the three months ended March 31, 2024 and 2023, the Company paid Beowulf E&D $3.4 million and $3.2 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility. For the three months ended March 31, 2024 and 2023, selling, general and administrative expenses – related party in the consolidated statements of operations includes $2.6 million and $2.9 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $0.6 million and $0.3 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of March 31, 2024, $0.7 million is included in prepaid expenses, $1.0 million is included in other amounts due to related parties and $0.2 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2023, $0.7 million is included in prepaid expenses, $1.0 million is included in amounts due to related parties and $6.6 million is included in property, plant and equipment, net in the consolidated balance sheet.
The Services Agreement also provides for performance-related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Additionally, once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. The first performance milestone of 100 MW of mining load deployed by the mining facilities was met in April 2023 and the Company recorded performance milestone expense related to this milestone of $0.3 million included in selling, general and administrative expense – related party in the consolidated statement of operations for the three months ended March 31, 2023. The Company recorded no performance milestone expense for the three months ended March 31, 2024. In September 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities would be met by December 2023. Accordingly, the Company recognized $2.5 million in share based liabilities due to related party in the consolidated balance sheet as of December 31, 2023. During the three months ended March 31, 2024, the Company issued 1,083,189 shares of the Company’s Common Stock with a fair value of $2.5 million to settle the share based liabilities due to related party.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 17 – SUBSEQUENT EVENTS
In April 2024, 25,191,155 Penny Warrants and 449,543 Dollar Warrants were exercised for 25,640,698 shares of Common Stock and net proceeds of $0.7 million.
On April 8, 2024, the Company repaid $30.2 million of the outstanding principal balance of the Term Loans in accordance with the excess cash flow sweep provision of the Fifth Amendment to the LGSA for the quarter ended March 31, 2024.
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of the Company’s Common Stock from 400,000,000 to 600,000,000.
Subsequent to March 31, 2024 and through to May 13, 2024, the Company sold, pursuant to the ATM Program, 4,508,896 shares of Common Stock for net proceeds of $10.8 million.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed to be forward-looking statements. See “Forward-Looking Statements.”
Overview
We are a leading digital asset technology firm that specializes in digital infrastructure and sustainable energy development. Our primary focus is supporting environmentally conscious bitcoin mining operations by developing and operating state-of-the-art facilities within the United States. Our bitcoin mining facilities are powered by clean, affordable, and reliable energy sources, underscoring our commitment to sustainable practices within the cryptocurrency mining industry. In 2024, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. Given the increasing demand from high density compute loads, the Company's assets are well positioned to supply energy infrastructure with low cost, zero-carbon power.
Revenue Structure
Our primary source of revenue stems from the mining of bitcoin conducted at our sustainable mining facility site. Additionally, we occasionally generate revenue through the provision of miner hosting services to third-party entities. We exclusively engage in bitcoin mining for our own purposes and do not facilitate bitcoin transactions for external parties.
Our industrial-scale bitcoin mining operations are strategically designed to optimize efficiency. This involves continuously expanding our hashrate, which represents the computational power dedicated to supporting the bitcoin blockchain. By doing so, we enhance our chances of successfully solving cryptographic hashes, thereby generating new blocks on the bitcoin blockchain—a process commonly known as “solving a block.” Typically, a miner’s likelihood of solving a block and earning the block reward is directly linked to the proportion of the bitcoin blockchain's total network hashrate that its hashrate represents.
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
For our bitcoin mining operations, we utilize a third-party mining pool operated by Foundry Digital LLC (“Foundry”). At the close of each day, the bitcoin we have earned is transferred by Foundry to our custodial wallet address at NYDIG. We abstain from engaging in the direct sale of our bitcoin on any exchange. Instead, we rely on NYDIG to handle the sale of our mined bitcoin in accordance with our execution agreement with NYDIG, as detailed further in the “Risk Factors” section herein. Our bitcoin sales occur on a daily and weekly basis.

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
Bitcoin Reward Halving
On April 20, 2024, the bitcoin rewards issued for each block solved dropped from 6.25 to 3.125, effectively reducing the non-cash consideration received from bitcoin mining by 50% (excluding transactions fee rewards).
Our Facilities
TeraWulf currently conducts its bitcoin mining operations at two established data centers: the Lake Mariner Facility in upstate New York (the “Lake Mariner Facility”) and the jointly owned Nautilus facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). As of March 31, 2024, 95% of TeraWulf’s mining operations were fueled by zero-carbon energy, reflecting our dedication to sustainability. The Company’s ongoing objective is to achieve complete reliance on zero-carbon energy sources.
As of March 31, 2024, these two industrial scale projects had a combined operating capacity of 8.0 EH/s with approximately 66,900 miners deployed, comprised of 51,100 operational miners at the Lake Mariner Facility and 15,800 self-miners at the Nautilus Cryptomine Facility. As of the date of this Quarterly Report, the Company has a total operational capacity of 210 megawatts (“MW”) and is currently constructing an additional 35 MW at its Lake Mariner Facility, which is expected to be operational in mid-2024.
The Lake Mariner Facility
Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. As of the date of this Quarterly Report, the Lake Mariner Facility is operating approximately 160 MW of bitcoin mining capacity and the Company has an agreement in place with the Power Authority of the State of New York (“NYPA”) for 90 MW of high load factor power to support its bitcoin mining operations (the “PPA”). The PPA was executed in February 2022 and has a term of ten years from the date of commencement of NYPA’s power delivery. The Lake Mariner Facility is situated on an expansive site on the shores of Lake Ontario and has the ability to scale up to 500 MW of capacity.
As of March 31, 2024, we own approximately 51,100 miners of which approximately 47,200 are operational at the Lake Mariner Facility with the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,700
Bitmain S19 XP	6,300
Bitmain S19j Pro	11,800
Bitmain S19j XP	19,400
Bitmain S19k Pro	1,600
MinerVA MV7	4,100
Whatsminer M30S+	1,200
51,100

As of March 31, 2024, our fleet of miners ranged in age from 0.1 to 1.8 years with an average age of approximately 0.7 years. We do not have scheduled downtime for our miners; however, while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of March 31, 2024, our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 22 to 39 joules per terahash (“"j/th”) and has an average energy efficiency of 25.2 j/th.
The Nautilus Cryptomine Facility
Located in Berwick, Pennsylvania, Nautilus Cryptomine LLC (“Nautilus”) is a joint venture between TeraWulf and a subsidiary of Talen Energy Corporation (“Talen”). Nautilus currently owns a 200 MW bitcoin mining facility located adjacent to the 2.5 gigawatt nuclear-powered Susquehanna Station. The Nautilus Cryptomine Facility represents the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy, which is contracted at a fixed rate of 2.0 cents per kilowatt hour (“kWh”) for a term of five years with two successive three-year renewal options. Under the Nautilus joint venture agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest, each subject to adjustment based on relative capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of March 31, 2024, had an allotted 50 MW of operational bitcoin mining capacity at the Nautilus Cryptomine Facility. Furthermore, TeraWulf plans to expand mining capacity at the Nautilus Cryptomine Facility by another 50 MW in 2025, solidifying its position for scalable growth. Accordingly, in February 2024, the Company exercised its option to increase its energy requirement at the Nautilus Cryptomine Facility by an incremental 50 MW at its own cost (for a total of 100 MW of bitcoin mining capacity attributable to TeraWulf). As of the date of this Quarterly Report, no additional capital calls for expansion have been made and no additional energy supply has been procured.
As of March 31, 2024, approximately 48,000 miners have been deployed at the Nautilus Cryptomine Facility of which 46,000 are operational with the remainder undergoing maintenance or on standby to replace miners under repair. Approximately 15,800 of the deployed miners are attributed to TeraWulf’s contributions to Nautilus in order to utilize TeraWulf's allotted 50 MW of bitcoin mining capacity. These miners are comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,300
Bitmain S19 XP	7,100
Bitmain S19j Pro	2,400
15,800
As of March 31, 2024, these miners ranged in age from 1.0 to 1.1 years with an average age of approximately 1.0 year. Nautilus does not have scheduled downtime for our miners; however, while Nautilus periodically performs unscheduled maintenance on miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, Nautilus may replace a miner with a substitute miner to limit overall downtime. As of March 31, 2024, these miners had a range of energy efficiency from 22 to 30 j/th and an average energy efficiency of 25.5 j/th. While the Company holds a 25% equity interest in Nautilus, the distributions of mined bitcoin are determined by each of TeraWulf’s and Talen’s respective hashrate contributions. Accordingly, the Company has contributed approximately 1.9 EH/s of a total 5.2 EH/s of miners which results in an approximate 35.7% of the hashrate share attributed to the Company.
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

The table below presents our miner efficiency and computing power as compared to the global computing power as of March 31, 2024 and 2023:

Combined facilities[1]	March 31, 2024	March 31, 2023
Global hashrate (EH/s)[2]	566.0	335.3
Miner efficiency (j/th)[3]	25.4	24.1
TeraWulf combined average operating hashrate (EH/s)[4]	8.0	2.8
TeraWulf % of global hashrate	1.4%	0.8%
1 Results reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
2 Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
3 Joules of energy required to produce each terahash of processing power
4 While nameplate inventory for TeraWulf’s two facilities is 8.0 EH/s, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of March 31, 2024 our operating hashrate was approximately 1.4% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 10 to 13 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.
The table below presents the average cost of mining each bitcoin, including bitcoin mined at the Lake Mariner Facility and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the three months ended March 31, 2024 and 2023 and the total energy cost per kWh utilized within the facilities:

Cost of mining - Analysis of costs to mine one bitcoin	Three Months Ended March 31,
	2024	2023
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Cost of energy per bitcoin mined	$15,501	$7,842
Other direct costs of mining - non energy utilities per bitcoin mined	$27	$56
Cost to mine one bitcoin(1)	$15,529	$7,897
Value of each bitcoin mined(2)	$53,750	$23,077
Cost to mine one bitcoin as % of value of bitcoin mined	28.9%	34.2%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(3)	1,051	514
Total value of bitcoin mined(2) ($ in thousands)	$56,491	$11,873
Total kWhs utilized	393,410,672	103,563,770
Total energy expense, net of expected demand response proceeds(4) ($ in thousands)	$16,292	$4,034
Cost per kWh	$0.041	$0.039
Energy expense, net as % of value of bitcoin mined	28.8%	34.0%
Other direct costs of mining ($ in thousands)	$29	$29
(1)     “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $15,092 and $10,349 per bitcoin mined for the three months ended March 31, 2024 and 2023, respectively, bringing the total “cost to mine one bitcoin” to $30,621 and $18,246 for the three months ended March 31, 2024 and 2023, respectively.
(2)    Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility.
(3)    Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility of 6 and 20 bitcoin for the three months ended March 31, 2024 and 2023, respectively, and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.

(4)    Excludes energy expenses associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.

Power prices are the most significant cost driver for our bitcoin mining operations, and energy costs represented 28.8% and 34.0% as expressed as a percentage of bitcoin mining during the three months ended March 31, 2024 and 2023, respectively.
Energy prices can be highly volatile and global events (including the war in Ukraine and the resulting natural gas shortage) have caused power prices to increase nationwide over the past year. Our wholly-owned Lake Mariner Facility in New York is subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by market power prices and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates or we may be curtailed under demand response programs in which we participate. The average power prices incurred at the Lake Mariner Facility and the Nautilus Cryptomine Facility during each of the three months ended March 31, 2024 and 2023 was $0.041 and $0.039 per kilowatt hour, respectively.
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
During the three months ended March 31, 2024 and 2023, the Company curtailed operations at the Lake Mariner Facility due to weather events, energy price spikes, and demand response program participation. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $1.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
The Company has purchased all miners with cash and has not used limited recourse equipment financing to complete its miner purchases. The Company has raised capital through both the issuance of equity and corporate level debt. These funds have been utilized to support operations, invest in our joint ventures, and purchase miners and other fixed assets. Costs related to such issuances are not included in this analysis. Additionally, miner acquisition costs, or capital expenditures, are not factored into the above cost of mining analysis as capital expenditures do not impact the marginal cost of production of one bitcoin. Miner acquisition costs, or capital expenditures, are generally recorded at cost in property, plant and equipment in the consolidated balance sheets. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the equipment: generally 4 years for miners and 5 years for computer equipment. Additionally, during the three months ended March 31, 2024, the Company recorded accelerated depreciation expense of $3.8 million related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 30, 2024. While we currently depreciate our miners over a 4-year period, given our historical low cost of power ($0.041 and $0.039 per kilowatt-hour for the three months ended March 31, 2024 and 2023, respectively), it is possible the average actual useful life of our miners may exceed the depreciation period in certain circumstances. Nevertheless, if depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $15,092 and $10,349 per bitcoin mined in the three months ended March 31, 2024 and 2023, respectively.
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

Recent Developments
On April 8, 2024, the Company repaid $30.2 million of the outstanding principal balance of the term loans in accordance with the excess cash flow sweep provision of the Fifth Amendment to its Loan, Guaranty and Security Agreement, dated as of March 1, 2023 (the “LGSA”), for the quarter ended March 31, 2024.
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of the Company’s common stock (the “Common Stock”) from 400,000,000 to 600,000,000.
The Business Combination
TeraWulf completed its business combination with IKONICS Corporation (“IKONICS”) on December 13, 2021 pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which each shareholder of IKONICS as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS. Payments under the CVR Agreement were calculated quarterly, paid on the sixtieth day after the respective quarterly calculation period and were subject to a reserve of up to 10% of the Gross Proceeds (as defined in the CVR Agreement) from such transaction or more under certain conditions. The CVRs did not confer to their holders thereof any voting or equity or ownership interest in TeraWulf, were not transferable, except in limited circumstances, and were not listed on any quotation system or traded on any securities exchange. During the three months ended March 31, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $3.9 million. Additionally, the Company made payments of the CVR liability of $5.7 million and $1.4 million in May and November 2023, respectively, such that as of December 31, 2023, the Company had made all of the aggregate required distributions of $11.0 million of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global Bitcoin Network using application-specific integrated circuit computers owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earned revenue by providing miner hosting services to third parties. While the Company may choose to mine other digital currencies, it has no plans to do so currently. The Company's plan of operation for the next twelve months is to continue to increase the mining capacity at its operating mining facilities, including completion of the construction of the fourth building at its Lake Mariner Facility.
Revenue and Cost of Revenue
The following table presents revenue and cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$42,433	$11,533
Cost of revenue (exclusive of depreciation)	$14,408	$5,002

Revenue for the three months ended March 31, 2024 and 2023 was $42.4 million and $11.5 million, respectively, an increase of $30.9 million due primarily to the increase in mining capacity due to infrastructure constructed and placed in service between March 31, 2023 and March 31, 2024 as well as an increase in the quoted price of bitcoin. The Company began mining bitcoin at the Lake Mariner Facility in March 2022 and, as of March 31, 2024, the Company had energized three buildings and additional infrastructure comprising 160 MW of capacity as compared to 60 MW of capacity as of March 31, 2023. During the three months ended March 31, 2024, revenue from mining was $41.6 million as compared to $9.2 million during the same period in 2023. During the three months ended March 31, 2024, revenue from hosting was $0.8 million as compared to $2.3 million, a decrease of $1.5 million due to the expiration of the Company’s one data center hosting contract with a customer in February 2024.
Cost of revenue (exclusive of depreciation) for the three months ended March 31, 2024 and 2023, was $14.4 million and $5.0 million, respectively, an increase of approximately $9.4 million. The increase was primarily due to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between March 31, 2023 and March 31, 2024. Cost of revenues is primarily comprised of power expense. The Company records proceeds related to participation in demand response programs as a reduction in cost of revenue in the period corresponding to the underlying demand response program period; the amount of aggregate proceeds received or expected to be received were $1.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. The Company is actively expanding its enrollment in such available programs in New York State.
Costs and Expenses
The following table presents operating expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating expenses	$785	$308
Operating expenses – related party	888	597
	$1,673	$905
Operating expenses (including related party expenses) for the three months ended March 31, 2024 and 2023, were $1.7 million and $0.9 million, respectively, a net increase of $0.8 million. Operating expenses increased due to higher property insurance, miner repair costs, and spare parts. Operating expenses – related party increased due to increased staffing at the Lake Mariner Facility. These increases related to infrastructure constructed and placed in service between March 31, 2023 and 2024.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative expenses	$12,289	$6,492
Selling, general and administrative expenses – related party	2,620	2,898
	$14,909	$9,390
Selling, general and administrative expenses (including related party expenses) for the three months ended March 31, 2024 and 2023 were $14.9 million and $9.4 million, respectively, a net increase of $5.5 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increase was primarily due to increased expense during the three months ended March 31, 2024 as compared to the same period in the prior year of stock-based compensation of $6.2 million and employee compensation and benefits of $0.3 million. These increases were partially offset by decreased expenses during the three months ended March 31, 2024 as compared to the same period in the prior year of legal fees of $0.2 million and insurance expense of $0.2 million. Selling, general and administrative expenses – related party decreased due to performance milestone expense of $0.3 million under the Administrative and Infrastructure Services Agreement with Beowulf Electricity & Data Inc. As previously disclosed, the Company has undertaken cost reduction initiatives targeted at reducing its overall selling, general and administrative expenses that are expected to benefit its operating profitability going forward.

Depreciation for the three months ended March 31, 2024 and 2023 was $15.1 million and $5.4 million, respectively, an increase of $9.7 million primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between March 31, 2023 and March 31, 2024. Additionally, during the three months ended March 31, 2024, the Company recorded accelerated depreciation expense of $3.8 million related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 30, 2024.
Gain on fair value of digital currency, net was $1.3 million during the three months ended March 31, 2024 as a result of the Company adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-08, Intangible – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) on January 1, 2024 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Prior to the adoption of ASU 2023-08, the Company recorded Impairment of digital currency and Realized gain on sale of digital currency for the three months ended March 31, 2023 of $0.6 million and $0.6 million, respectively, representing the decline in bitcoin prices during the Company’s holding period of its bitcoin, which was not reversed during its holding period, and gains recognized upon subsequent liquidation of bitcoin held. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the consolidated balance sheet as of January 1, 2024.
Interest expense was $11.0 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $4.2 million. Interest expense relates primarily to the Company’s Term Loans which had a principal balance of $106.0 million as of March 31, 2024. The increase in interest expense for the three months ended March 31, 2024 as compared to the same period in the prior year is primarily due to (i) an increase of amortization of debt issuance costs and debt discount of $5.0 million during the three months ended March 31, 2024 as compared to the same period in 2023 due to the recognition of debt discount in March 2023 in connection with the issuance of warrants concurrent with the Fifth Amendment to the LGSA, partially offset by (ii) a decrease of $0.8 million in interest expense related to the stated interest rate, which remained unchanged, on the Term Loans resulting from the reduction in principal balance due to principal repayments made between March 31, 2023 and March 31, 2024. The Company’s term loan financing has a maturity date of December 1, 2024.
Loss on extinguishment of debt was $2.0 million for the three months ended March 31, 2024 related to prepayment fees of $0.3 million incurred to voluntarily prepay $18.6 million of the Company’s Term Loans during the three months ended March 31, 2024 and the derecognition of unamortized debt discount of $1.7 million associated with the principal repaid. The Company made no repayments on the principal balance of the Term Loans during the three months ended March 31, 2023.
Income tax benefit was $0 for the three months ended March 31, 2024 and 2023. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of March 31, 2024 and December 31, 2023.
Equity in net income (loss) of investee, net of tax
Equity in net income (loss) of investee, net of tax for the three months ended March 31, 2024 and 2023 was $5.3 million and $(10.2) million, respectively, which represents TeraWulf’s proportional share of income or losses of Nautilus, which commenced principal operations in February 2023. For the three months ended March 31, 2023, the amount also includes an impairment loss of $8.9 million on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution.
Non-GAAP Measure
To provide investors with additional information in connection with our results as determined in accordance with generally accepted accounting principles in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.

We define Adjusted EBITDA as income (loss) from continuing operations adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) preferred stock dividends, stock-based compensation expense and related party expense to be settled with respect to common stock, all of which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net income (loss) of investee, net of tax, related to Nautilus; (iv) other income which is related to interest income or income for which management believes is not reflective of the Company’s ongoing operating activities; (v) loss on extinguishment of debt, which is not reflective of the Company’s general business performance and (vi) loss from discontinued operations, net of tax, which is not be applicable to the Company’s future business activities. The Company’s Adjusted EBITDA also includes the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net income (loss) of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
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
The Company’s Adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in the Company’s industry, as other companies in the Company’s industry may calculate non-GAAP financial results differently. The Company’s Adjusted EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to operating loss or any other measure of performance derived in accordance with GAAP. Although management utilizes internally and presents Adjusted EBITDA, the Company only utilizes that measure supplementally and does not consider it to be a substitute for, or superior to, the information provided by GAAP financial results. Accordingly, Adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in the Company’s consolidated financial statements, which have been prepared in accordance with GAAP.

The following table is a reconciliation of the Company’s non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net loss attributable to common stockholders) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders	$(9,899)	$(26,516)
Adjustments to reconcile net loss attributable to common stockholders to non-GAAP Adjusted EBITDA:
Preferred stock dividends	286	259
Loss from discontinued operations, net of tax	—	35
Equity in net (income) loss of investee, net of tax	(5,275)	10,167
Distributions from investee, related to Nautilus	12,022	—
Income tax benefit	—	—
Other income	(500)	—
Loss on extinguishment of debt	2,027	—
Interest expense	11,045	6,834
Depreciation	15,088	5,433
Amortization of right-of-use asset	252	250
Stock-based compensation expense	6,931	876
Related party expense to be settled with respect to common stock	—	313
Non-GAAP Adjusted EBITDA	$31,977	$(2,349)
Liquidity and Capital Resources
As of March 31, 2024, the Company had cash and cash equivalents of $45.8 million, a working capital deficiency of $67.8 million, total stockholders’ equity of $272.3 million and an accumulated deficit of $269.5 million. The Company incurred a net loss attributable to common stockholders of $9.9 million for the three months ended March 31, 2024. The Company began mining bitcoin in March 2022 and had 8.0 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of March 31, 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, to fund its principal operations.
The principal uses of cash are for the operation and buildout of mining facilities, debt service and general corporate activities and, to a lesser extent in 2023, investments in Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in):
Operating activities:
Continuing operations	$22,846	$(8,623)
Discontinued operations	—	(90)
Total operating activities	22,846	(8,713)
Investing activities	(46,979)	(12,271)
Financing activities	15,518	29,647
Net change in cash and cash equivalents	$(8,615)	$8,663
Certain amounts in the unaudited interim consolidated statement of cash flows for the three months ended March 31, 2023 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the three months ended March 31, 2023 included in the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Cash provided by (used in) operating activities for continuing operations was $22.8 million and $(8.7) million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cash used in operations resulted from a net loss of $9.6 million less non-cash expenses, net of $16.3 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $54.4 million. The non-cash expenses were primarily comprised of (i) amortization of debt issuance cost, commitment fees and accretion of debt discount of $7.6 million, (ii) stock-based compensation of $6.9 million, (iii) depreciation of $15.1 million, (iv) amortization of right-of-use asset of $0.3 million, (v) increase in digital currency from mining and hosting services of $41.5 million, (vi) gain on fair value of digital currency, net of $1.3 million, (vii) loss on extinguishment of debt of $2.0 million and (viii) $5.3 million related to the Company’s equity in net income, net of tax of Nautilus. The changes in certain assets and liabilities were primarily comprised of a net increase in current assets of $0.2 million (which includes prepaid expenses, other receivables, and other current assets) and a net decrease in current liabilities (which includes accounts payable, other accrued liabilities and other amounts due to related parties) of $5.5 million. For the three months ended March 31, 2023, cash used in operations resulted from a net loss of $26.3 million plus non-cash expenses, net of $10.7 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $10.0 million. The non-cash expenses were primarily comprised of (i) amortization of debt issuance cost, commitment fees and accretion of debt discount of $3.5 million, (ii) related party expense to be settled with respect to common stock of $0.3 million (iii) stock-based compensation of $0.9 million, (iv) depreciation of $5.4 million, (v) amortization of right-of-use asset of $0.3 million, (vi) increase in digital currency from mining and hosting services of $9.9 million, and (vii) $10.2 million related to the Company’s equity in net loss, net of tax of Nautilus. The changes in certain assets and liabilities were primarily comprised of a net decrease in current liabilities (which includes accounts payable, other accrued liabilities and other amounts due to related parties) of $3.5 million, a net decrease in current assets (which includes prepaid expenses and other current assets) of $0.5 million and an increase in other assets of $0.1 million.
Cash used in investing activities for continuing operations was $47.0 million and $12.3 million for the three months ended March 31, 2024 and 2023, respectively. The Company invested $47.0 million and $10.0 million in the buildout of its mining facilities at the Lake Mariner Facility for the three months ended March 31, 2024 and 2023, respectively. Additionally, during the three months ended March 31, 2023, the Company invested $2.3 million, on a net basis, in its joint venture.
Cash provided by financing activities for continuing operations was $15.5 million and $29.6 million for the three months ended March 31, 2024 and 2023, respectively primarily related to proceeds from Common Stock issued or to be issued, net of issuance costs, of $50.7 million and $31.0 million for the three months ended March 31, 2024 and 2023, respectively. The Company made principal payments in excess of proceeds from insurance premium financings of $0.8 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. In addition, for the three months ended March 31, 2024, the Company made principal payments on long-term debt of $33.4 million and payments of $0.7 million related to tax withholdings related to net share settlements of stock-based compensation awards. For the three months ended March 31, 2023, the Company (i) received proceeds from warrant issuances of $2.5 million, (ii) received proceeds from issuance of a convertible promissory note of $1.3 million, and (iii) made payments of contingent value rights liability related to proceeds from sale of net assets held for sale of $3.9 million.
Contractual Obligations and Other Commitments
In March 2024, the Company entered into a Future Sales and Purchase Agreement (the “March 2024 Bitmain Purchase Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) for the purchase of 5,000 S21 miners for a total purchase price of $17.5 million. As of March 31, 2024, the Company made payments of $3.5 million. Subsequent to March 31, 2024 the Company paid the remaining $14.0 million of the purchase price. The March 2024 Bitmain Purchase Agreement also provides the Company the right, but not the obligation, to purchase up to an additional 6,000 PH (approximately 30,000 miners), pursuant to certain payment timing conditions, by December 31, 2024 for a purchase price of $96.0 million (“Bitmain Call Option”). Pursuant to the Bitmain Call Option, the Company paid $9.6 million, calculated as 10% of the purchase price, as consideration for the Bitmain Call Option during the three months ended March 31, 2024 (the “Call Option Fee”). The Call Option Fee shall be applied to the settlement of future down payments of purchases under the Bitmain Call Option, in whole or in part in proportion to the ratio of quantity to be purchased to the maximum PH available under the Bitmain Call Option. TeraWulf plans to use the new miners to expand mining capacity at its Lake Mariner Facility.
The Company is counterparty to the Amended and Restated Talen Joint Venture Agreement dated August 27, 2022 (“A/R Joint Venture Agreement”). Under this A/R Joint Venture Agreement, the Company has invested $113.1 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. The Company does not expect any additional material capital contributions to be required for the existing operations at the Nautilus Cryptomine Facility.

Financial Condition
As of March 31, 2024, the Company had balances of cash and cash equivalents of $45.8 million, a working capital deficiency of $67.8 million, total stockholders’ equity of $272.3 million and an accumulated deficit of $269.5 million. As of March 31, 2024, the working capital deficiency included the then outstanding $106.0 million principal balance of the Company’s Term Loans which mature on December 1, 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, to fund its principal operations.
During the year ended December 31, 2023, the Company achieved significant milestones by initiating and delivering rapid organic growth at the Lake Mariner Facility, and commencing operations at the Nautilus Cryptomine Facility, resulting in positive cash flows from continuing operations. During the three months ended March 31, 2024, the Company additionally accomplished several notable steps to continue to achieve positive cash flows from operations, namely: (1) the Company repaid $33.4 million of outstanding principal of the Company’s Term Loans to remove the fixed principal amortization and extend the excess cash flow sweep through maturity, (2) the Company received net proceeds of $50.7 million through the issuance of shares of our Common Stock, par value $0.001 per share, (3) the Company received bitcoin distributions of $12.0 million from the joint venture which owns the Nautilus Cryptomine Facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements for the existing operations at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the construction activities at the Lake Mariner Facility for buildings one, two and three and at the Nautilus Cryptomine Facility are complete as of March 31, 2024, although the Company intends to expand its infrastructure. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Sales Agreement”), which had a remaining capacity of $28.9 million as of March 31, 2024. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226).
The Company is required to pay amounts under its Term Loans subject to an excess cash flow sweep, as defined, on a quarterly basis through the maturity of the Term Loans of December 1, 2024. As of May 13, 2024, the outstanding principal balance of the Term Loans was $75.8 million. The Company has determined that it is probable that it will generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business, including the Term Loans through maturity, based on its expected range of forecasted bitcoin prices, network hashrate, and power prices and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
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
See Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a summary of the Company’s significant accounting policies.
Revenue Recognition
The Company recognizes revenue under FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
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
Data Center Hosting
The Company’s prior hosting contracts have been service contracts with a single performance obligation. The service the Company provided primarily included hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. Hosting revenue was recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. The Company recognized hosting revenue to the extent that a significant reversal of such revenue will not occur. Data center hosting customers were invoiced and payments were due on a monthly basis. While the majority of consideration was paid in cash, certain consideration was payable in digital currency. Because digital currency is considered noncash consideration, fair value of the digital currency award received was determined using the quoted price of the related digital currency in the Company’s principal market at the time of contract inception. The Company had one data center hosting contract with a customer, which expired in February 2024, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $0.8 million and $2.3 million during the three months ended March 31, 2024 and 2023, respectively.
Digital currency
Digital currency is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as in exchange for data center hosting services which are accounted for in connection with the Company’s revenue recognition policy disclosed above. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture. Digital currency is included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital currency to support operations within the next twelve months.

In December 2023, the FASB issued ASU 2023-08 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the ASC 350-60:
•meet the definition of intangible assets as defined in the Codification
•do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets
•are created or reside on a distributed ledger based on blockchain or similar technology
•are secured through cryptography
•are fungible, and
•are not created or issued by the reporting entity or its related parties. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets.
ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted and the Company has elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the consolidated balance sheet as of March 31, 2024.
As a result of adopting ASU 2023-08 on January 1, 2024, the Company measures digital currency at fair value as of each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition policy. Gains and losses from the remeasurement of digital currency are included within gain on fair value of digital currency, net in the consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital currency, net in the consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized $1.3 million of gain on fair value of digital currency, net.
Prior to the adoption of ASU 2023-08, the Company accounted for digital currency as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determined the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that was reasonably available. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited. The Company recognized impairment of digital currency of $0.6 million during the three months ended March 31, 2023.
Digital currency received as noncash consideration through the Company’s mining activities are included as an adjustment to reconcile net loss to cash provided by (used in) operating activities on the consolidated statements of cash flows. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosures of noncash investing activities. Proceeds from sales of digital currency are included within cash flows from operating activities on the consolidated statements of cash flows as bitcoin are converted nearly immediately into cash.

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
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the three months ended March 31, 2024 and 2023, the Company recorded $0 impairment charges for long-lived assets.
Issuance of Debt with Warrants; Debt Modification
In March 2023, the Company entered into a fifth amendment to the LGSA, which included the issuance of warrants to purchase 27,759,265 shares of Common Stock at $0.01 per share and 13,879,630 shares of Common Stock at $1.00 per share. The accounting for debt modifications is complex and requires significant judgment. Potential accounting outcomes include troubled debt restructuring accounting, extinguishment accounting or modification accounting, each with different implications for the consolidated financial statements. The Company has determined that modification accounting is applicable. Additionally, debt modification accounting requires the determination of the fair value of the warrants issued, which requires significant judgment. As a measure of sensitivity, a 10% change in the estimated fair value of the warrants would result in a $1.6 million change in the recorded value of the borrowing under the Third Amendment.

Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period's operating results. The Company did not have any liabilities required to be revalued in accordance with ASC 480 or ASC 815 as of March 31, 2024 or December 31, 2023.
Income Taxes
The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of ASC 740 related to accounting for uncertain income tax positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the Company’s balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The most critical estimate for income taxes is the determination of whether to record a valuation allowance for any net deferred tax asset, including net loss carryforwards, whereby management must estimate whether it is more likely than not that the deferred tax asset would be realized.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(1.1)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed on November 13, 2023).

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

**3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of April 16, 2024.

(3.5)
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

**10.2	Future Sales and Purchase Agreement, dated as of March 20, 2024, by and between Bitmain Technologies Delaware Limited and TeraLease LLC.

(10.3)	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed on November 13, 2023).

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

May 13, 2024	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)