Form 10-Q
period 2024-06-30
TERAWULF INC.
filed 2024-08-13
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 382,597,605 shares of Common Stock outstanding as of August 9, 2024.

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
•the number and value of bitcoin rewards and transaction fees we earn from our bitcoin mining operations;
•future self-mining hash rate capacity;
•timing of receipt and deployment of miners;
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements
TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023
(In thousands, except number of shares and par value)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,109	$54,439
Digital currency	946	1,801
Prepaid expenses	2,850	4,540
Other receivables	2,554	1,001
Other current assets	505	806
Total current assets	110,964	62,587
Equity in net assets of investee	85,568	98,613
Property, plant and equipment, net	272,049	205,284
Right-of-use asset	10,440	10,943
Other assets	547	679
TOTAL ASSETS	$479,568	$378,106

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,398	$15,169
Accrued construction liabilities	3,033	1,526
Other accrued liabilities	7,751	9,179
Share based liabilities due to related party	—	2,500
Other amounts due to related parties	632	972
Current portion of operating lease liability	51	48
Insurance premium financing payable	249	1,803
Current portion of long-term debt	72,302	123,465
Total current liabilities	92,416	154,662
Operating lease liability, net of current portion	873	899
Long-term debt	38	56
TOTAL LIABILITIES	93,327	155,617

Commitments and Contingencies (See Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at June 30, 2024 and December 31, 2023; 9,566 issued and outstanding at June 30, 2024 and December 31, 2023; aggregate liquidation preference of $12,002 and $11,423 at June 30, 2024 and December 31, 2023, respectively	9,273	9,273
Common stock, $0.001 par value, 600,000,000 and 400,000,000 authorized at June 30, 2024 and December 31, 2023, respectively; 374,456,722 and 276,733,329 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	374	277

Additional paid-in capital	656,941	472,834
Accumulated deficit	(280,347)	(259,895)
Total stockholders’ equity	386,241	222,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,568	$378,106
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$35,574	$15,456	$78,007	$26,989
Cost of revenue (exclusive of depreciation shown below)	13,918	5,113	28,326	10,115
Gross profit	21,656	10,343	49,681	16,874

Cost of operations:
Operating expenses	797	468	1,582	776
Operating expenses – related party	875	639	1,763	1,236
Selling, general and administrative expenses	9,113	5,878	21,402	12,370
Selling, general and administrative expenses – related party	2,803	2,676	5,423	5,574
Depreciation	14,133	6,428	29,221	11,861
Loss (gain) on fair value of digital currency, net	700	—	(629)	—
Realized gain on sale of digital currency	—	(583)	—	(1,186)
Impairment of digital currency	—	682	—	1,309
Total cost of operations	28,421	16,188	58,762	31,940

Operating loss	(6,765)	(5,845)	(9,081)	(15,066)
Interest expense	(5,325)	(8,450)	(16,370)	(15,284)
Loss on extinguishment of debt	—	—	(2,027)	—
Other income	447	54	947	54
Loss before income tax and equity in net income (loss) of investee	(11,643)	(14,241)	(26,531)	(30,296)
Income tax benefit	—	—	—	—
Equity in net income (loss) of investee, net of tax	767	(3,296)	6,042	(13,463)
Loss from continuing operations	(10,876)	(17,537)	(20,489)	(43,759)
Loss from discontinued operations, net of tax	—	(3)	—	(38)
Net loss	(10,876)	(17,540)	(20,489)	(43,797)
Preferred stock dividends	(292)	(265)	(578)	(524)
Net loss attributable to common stockholders	$(11,168)	$(17,805)	$(21,067)	$(44,321)

Loss per common share:
Continuing operations	$(0.03)	$(0.08)	$(0.07)	$(0.24)
Discontinued operations	-	—	-	—
Basic and diluted	$(0.03)	$(0.08)	$(0.07)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	340,662,826	210,421,237	315,714,178	187,843,663

See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of March 31, 2024	9,566	$9,273	302,921,785	$303	$532,238	$—	$(269,471)	$272,343
Warrant exercise	—	—	29,242,661	29	1,872	—	—	1,901
Common stock offering, net of issuance costs	—	—	40,553,489	41	123,003	—	—	123,044
Stock-based compensation expense and issuance of stock	—	—	2,949,636	1	4,841	—	—	4,842
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,210,849)	—	(5,013)	—	—	(5,013)
Net loss	—	—	—	—	—	—	(10,876)	(10,876)
Balances as of June 30, 2024	9,566	$9,273	374,456,722	$374	$656,941	$—	$(280,347)	$386,241

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08 (See Note 2)	—	—	—	—	—	—	37	37
Warrant exercise	—	—	29,242,661	29	1,872	—	—	1,901
Common stock offering, net of issuance costs		—	63,822,089	64	173,630	—	—	173,694
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Stock-based compensation expense and issuance of stock	—	—	5,140,146	3	11,770	—	—	11,773
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,564,692)	—	(5,664)	—	—	(5,664)
Net loss	—	—	—	—	—	—	(20,489)	(20,489)
Balances as of June 30, 2024	9,566	$9,273	374,456,722	$374	$656,941	$—	$(280,347)	$386,241

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (CONTINUED)
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of March 31, 2023	9,566	$9,273	186,268,682	$186	$345,195	$4,390	$(212,731)	$146,313
Warrant exercise	—	—	25,647,821	26	3,487	—	—	3,513
Common stock offering, net of issuance costs	—	—	3,048,196	3	6,036	—	—	6,039
Common stock to be issued, net of issuance costs	—	—	—	—	—	(4,390)	—	(4,390)
Stock-based compensation expense and issuance of stock	—	—	1,591,682	1	1,734	—	—	1,735
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(500,494)	—	(852)	—	—	(852)
Net loss	—	—	—	—	—	—	(17,540)	(17,540)
Balances as of June 30, 2023	9,566	$9,273	216,055,887	$216	$355,600	$—	$(230,271)	$134,818

	Preferred Stock		Common Stock		Additional Paid-in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$—	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	—	16,036
Warrant offerings	—	—	—	—	14,991	—	—	14,991
Warrant exercise	—	—	25,647,821	26	3,487	—	—	3,513
Common stock offering, net of issuance costs	—	—	43,812,902	44	32,304	—	—	32,348
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	—	4,705
Stock-based compensation expense and issuance of stock	—	—	1,839,731	1	2,610	—	—	2,611
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(500,494)	—	(852)	—	—	(852)
Net loss	—	—	—	—	—	—	(43,797)	(43,797)
Balances as of June 30, 2023	9,566	$9,273	216,055,887	$216	$355,600	$—	$(230,271)	$134,818
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands; unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,489)	$(43,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	10,691	8,307
Related party expense to be settled with respect to common stock	—	417
Common stock issued for interest expense	—	26
Stock-based compensation expense	11,773	2,610
Depreciation	29,221	11,861
Amortization of right-of-use asset	503	501
Increase in digital currency from mining and hosting services	(77,477)	(24,206)
Loss (gain) on fair value of digital currency, net	(629)	—
Realized gain on sale of digital currency	—	(1,186)
Impairment of digital currency	—	1,309
Proceeds from sale of digital currency	97,559	28,501
Digital currency issued for services	210	—
Loss on extinguishment of debt	2,027	—
Equity in net (income) loss of investee, net of tax	(6,042)	13,463
Loss from discontinued operations, net of tax	—	38
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,690	1,623
Increase in other receivables	(1,553)	—
Decrease (increase) in other current assets	301	(1,347)
Decrease in other assets	22	28
Decrease in accounts payable	(6,267)	(3,812)
Decrease in other accrued liabilities	(1,946)	(2,330)
Decrease in other amounts due to related parties	(344)	(1,290)
Decrease in operating lease liability	(23)	(20)
Net cash provided by (used in) operating activities from continuing operations	39,227	(9,304)
Net cash provided by operating activities from discontinued operations	—	294
Net cash provided by (used in) operating activities	39,227	(9,010)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	—	(2,845)
Purchase of and deposits on plant and equipment	(93,579)	(15,990)
Net cash used in investing activities	(93,579)	(18,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(63,568)	—
Payments of prepayment fees associated with early extinguishment of long-term debt	(314)	—

Proceeds from insurance premium and property, plant and equipment financing	—	790
Principal payments on insurance premium and property, plant and equipment financing	(1,570)	(2,450)
Proceeds from issuance of common stock, net of issuance costs paid of $615 and $1,051	173,237	36,123
Proceeds from warrant issuances	1,901	2,500
Payments of tax withholding related to net share settlements of stock-based compensation awards	(5,664)	(852)
Proceeds from issuance of convertible promissory note	—	1,250
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	—	(9,598)
Net cash provided by financing activities	104,022	27,763

Net change in cash and cash equivalents	49,670	(82)
Cash and cash equivalents at beginning of period	54,439	8,323
Cash and cash equivalents at end of period	$104,109	$8,241

Cash paid during the period for:
Interest	$6,214	$11,252
Income taxes	$—	$—
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – ORGANIZATION
Organization
TeraWulf Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable bitcoin mining. TeraWulf’s principal business consists of developing and operating bitcoin mining facilities in the United States that are fueled by predominantly clean, low cost and reliable power sources. The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using application-specific integrated circuit computers (“ASIC” or “miners”) owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earned revenue by providing miner hosting services to third parties. In 2024, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. Given the increasing demand from high density compute loads, the Company's assets are well positioned to supply energy infrastructure targeting low cost, zero-carbon power. While the Company may choose to mine other digital currencies, it has no plans to do so currently.
TeraWulf currently owns and operates, either independently or through a joint venture, two bitcoin mining facilities: the Lake Mariner Facility located in upstate New York (the “Lake Mariner Facility”) and the Nautilus Cryptomine Facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). The Company’s wholly-owned Lake Mariner Facility began mining bitcoin in March 2022 and, as of June 30, 2024, the Company has energized four buildings and infrastructure comprising 195 MW of capacity. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and, in April 2023, achieved full energization of the Company’s allotted infrastructure capacity of 50 MW.
On December 13, 2021, TeraWulf Inc. completed a strategic business combination (the “Merger”) with IKONICS Corporation (“IKONICS”), a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. Customers’ applications were primarily screen printing and abrasive etching. As of the date of the Merger, TeraWulf classified the IKONICS business as held for sale and discontinued operations in its consolidated financial statements. During the year ended December 31, 2023, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).
Risks and Uncertainties
Liquidity and Financial Condition
The Company incurred a net loss attributable to common stockholders of $21.1 million and generated cash flows from continuing operations of $39.2 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had balances of cash and cash equivalents of $104.1 million, a working capital balance of $18.5 million, total stockholders’ equity of $386.2 million and an accumulated deficit of $280.3 million. As of June 30, 2024, the working capital balance included the then outstanding $75.8 million principal balance of the Company’s Term Loans (See Note 9) which the Company repaid in July 2024 (see Note 9) prior to its maturity on December 1, 2024. The Company had 8.8 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of June 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility (see Note 11), to fund its principal operations.
In accordance with development of its bitcoin mining facilities, during the six months ended June 30, 2024, the Company invested approximately $93.6 million for purchases of and deposits on plant and equipment. TeraWulf expects to fund its business operations and incremental infrastructure buildout primarily through positive cash flows from operations, including sales of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, cash on the balance sheet and the issuance of equity and debt securities.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the year ended December 31, 2023, the Company achieved significant milestones by initiating and delivering rapid organic growth at the Lake Mariner Facility, and commencing operations at the Nautilus Cryptomine Facility, resulting in positive cash flows from continuing operations. During the six months ended June 30, 2024, the Company additionally accomplished several notable steps to continue to achieve positive cash    flows from operations, namely: (1) the Company repaid $63.6 million of outstanding principal of its Term Loans to remove the fixed principal amortization and extend the excess cash flow sweep through maturity (see Note 9), (2) the Company received net proceeds of $175.1 million through the issuance of shares of our common stock, par value $0.001 per share (the “Common Stock”), (3) the Company received bitcoin distributions with a fair value of $19.1 million at the time of distribution from the joint venture which owns the Nautilus Cryptomine Facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements (see Notes 11 and 12) for the existing operations at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the construction activities at the Lake Mariner Facility for buildings one through four are substantially complete as of June 30, 2024, although the Company intends to expand its infrastructure. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Program”), which had a remaining capacity of $103.0 million as of June 30, 2024. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226). The Company has determined that it is probable that it will generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business, based on its expected range of forecasted bitcoin prices, network hashrate, and power prices and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
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
Certain amounts in the unaudited interim consolidated statement of cash flows for the six months ended June 30, 2023 were restated as previously disclosed in the Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023. The misstatements related solely to incorrectly classifying payments of contingent value rights liability related to proceeds from sale of net assets held for sale as an investing activity instead of a financing activity as originally included in the respective interim unaudited consolidated statements of cash flows.
The results for the unaudited interim consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The unaudited interim consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete presentation of annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Significant Accounting Policies
Except for the updates noted below, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a detailed discussion of the Company’s significant accounting policies.
Revenue Recognition
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.
Data Center Hosting
The Company’s hosting contracts were service contracts with a single performance obligation. The service the Company provided primarily included hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. The Company had one data center hosting contract with a customer, which expired in February 2024, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $0 and $0.8 million during the three and six months ended June 30, 2024, respectively, and $1.7 million and $4.0 million during the three and six months ended June 30, 2023, respectively.
Power Curtailment Credits
Proceeds related to participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations in the period corresponding to the underlying associated demand response program period. The Company recorded demand response program amounts of approximately $1.9 million and $3.2 million during the three and six months ended June 30, 2024, respectively, and $0.6 million and $0.7 million during the three and six months ended June 30, 2023, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $104.1 million and $54.4 million, respectively.
The Company currently maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of June 30, 2024, the Company’s bank balance that exceeded the FDIC insurance limit was $8.2 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$37	$—
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$—	$35,792
Common stock issuance costs in accounts payable	$48	$250
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$6,077	$3,590
Purchases of and deposits on plant and equipment with digital currency	$316	$—
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$—	$452
Convertible promissory notes converted to common stock	$—	$4,666
Common stock issued for share based liabilities due to related party	$2,500	$—
Common stock warrants issued for discount on long-term debt	$—	$16,036
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$—	$6,867
Decrease to investment in joint venture due to bitcoin received as distributions from investee	$19,087	$4,943
Common stock reacquired in exchange for warrants	$—	$12,479
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As a result of adopting ASU 2023-08 on January 1, 2024, the Company measures digital currency at fair value as of each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition policy. Gains and losses from the remeasurement of digital currency are included within loss (gain) on fair value of digital currency, net in the consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within loss (gain) on fair value of digital currency, net in the consolidated statements of operations. The Company recorded loss (gain) on fair value of digital currency, net of $0.7 million and $(0.6) million during the three and six months ended June 30, 2024, respectively.
Prior to the adoption of ASU 2023-08, the Company accounted for digital currency as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determined the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that was reasonably available. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited. The Company recorded impairment of digital currency of $0.7 million and $1.3 million during the three and six months ended June 30, 2023, respectively.
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
Concentrations
The Company and its joint venture have primarily contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue did not exceed 10% for any one data center hosting customer for the three and six months ended June 30, 2024. Revenue from one data center hosting customer represented 11.2% and 13.8% of consolidated revenue for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024 and 2023, the Company only operated bitcoin mining facilities; however, the Company has targeted an initial commitment for an allocation of a 2 MW power block at the Lake Mariner Facility intended to support a broader HPC initiative and is also designing a 20 MW colocation pilot program at the Lake Mariner Facility capable of supporting 16 MW of critical IT load with liquid cooling and redundancy requirements typical of a Tier 3 data center. While the Company may choose to mine other digital currencies, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Income
Other income consists primarily of interest income on bank deposits. For each of the three and six months ended June 30, 2023, other income included $39,000 related to a disgorgement of short-swing profits arising from trades by a non-management insider under Section 16(b) of the Securities and Exchange Act of 1934.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of June 30, 2024 and December 31, 2023 include convertible preferred stock, common stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of June 30, 2024, the Company would issue approximately 1.2 million shares of Common Stock. As of June 30, 2024, Common Stock warrants outstanding were 19,877,981 with a weighted average strike price of $1.34 and total RSUs outstanding were 6,942,646.
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
In August 2022, RM 101 sold certain property for net sales proceeds of $13.2 million with certain indemnifications that expired in February and August 2023. During the six months ended June 30, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $9.6 million. Additionally, the Company made payments of the CVR liability of $1.4 million in November 2023 such that as of December 31, 2023, the Company had made all of the aggregate required distributions of $11.0 million of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Upon acquisition, the RM 101 business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these consolidated financial statements. The loss from discontinued operations, net of tax presented in the consolidated statements of operations included immaterial selling, general and administrative, and was $3,000 and $38,000 for the three and six months ended June 30, 2023, respectively. The Company reported no loss from discontinued operations, net of tax for the three and six months ended June 30, 2024. Total cash flows provided by operating activities from discontinued operations was $0 and $0.3 million in the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, respectively.
NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2024 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Digital currency	$946	$946	$—	$—
	$946	$946	$—	$—
The Company has determined the long-term debt fair value as of June 30, 2024 is approximately $71.7 million (see Note 9). The carrying values of cash and cash equivalents, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of June 30, 2024 and December 31, 2023, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 15), in connection with a Common Stock exchange agreement and on a standalone basis, (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14) and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11). The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued except as discussed for warrants issued in connection with the Term Loans (as defined in Note 9) and to value the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 5 – BITCOIN
The following table presents information about the Company’s bitcoin holdings for the six months ended June 30, 2024 and June 30, 2023, respectively (in thousands, except for quantity of bitcoin):

	Quantity	Amount
Balance as of December 31, 2023	43	$1,801
Cumulative effect of change in accounting principle	—	37
Balance as of January 1, 2024	43	1,838
Bitcoin received from mining pool and hosting services	1,314	77,477
Bitcoin received as distributions from investee	336	19,087
Gains from remeasurement, net	—	629
Dispositions	(1,668)	(97,559)
Bitcoin issued for services	(3)	(210)
Bitcoin issued for purchases of and deposits on plant and equipment	(7)	(316)
Balance as of June 30, 2024	15	$946

Carrying value of bitcoin as of June 30, 2024(1)		$920

	Quantity	Amount
Balance as of January 1, 2023	11	$183
Bitcoin received from mining pool and hosting services	934	24,206
Bitcoin received as distributions from investee	178	4,943
Impairment	—	(1,309)
Dispositions	(1,099)	(27,315)
Balance as of June 30, 2023	24	$708

Carrying value of bitcoin as of June 30, 2023(1)		$708
(1) Prior to the adoption of ASU 2023-08 on January 1, 2024, the carrying value of bitcoin represents the post-impairment value of all bitcoin held. After the adoption of ASU 2023-08 the carrying value of bitcoin represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized loss (gain) on the sale or exchange of digital currency(2)	$691	$(583)	$(560)	$(1,186)
(2) Bitcoin is sold on a first in, first out (FIFO) basis. During the three and six months ended June 30, 2024, realized gains and losses are included in loss (gain) on fair value of digital currency, net in the consolidated statements of operations.

The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of June 30, 2024, the Company held no other digital currency.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Miners	$200,537	$100,531
Construction in process	14,587	24,578
Leasehold improvements	84,245	62,850
Equipment	25,547	15,736
Vehicles	104	104
Deposits on miners	11,234	36,469
	336,254	240,268
Less: accumulated depreciation	(64,205)	(34,984)
	$272,049	$205,284
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $1.2 million and $2.2 million for the three and six months ended June 30, 2023, respectively. The Company capitalized no interest costs during the three and six months ended June 30, 2024.
Depreciation expense was $14.1 million and $29.2 million for the three and six months ended June 30, 2024, respectively, and $6.4 million and $11.9 million for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, the Company recorded accelerated depreciation expense of $1.3 million and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 30, 2024.
During the three and six months ended June 30, 2024 and 2023, the Company recorded no impairment charges for long-lived assets.
NOTE 7 – LEASES
In May 2021, the Company entered into a ground lease (the “Ground Lease”), which was subsequently amended in July 2022, related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and contingent payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease has a term of eight years and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. The Ground Lease, which is classified as an operating lease, was remeasured as of the date of the amendment and utilized a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order.
For the three and six months ended June 30, 2024, the Company recorded operating lease expense of $0.3 million and $0.7 million, respectively, including contingent expense of $0.1 million in each period, in operating expenses – related party in the consolidated statements of operations and made cash lease payments of $0.1 million and $0.2 million during the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded operating lease expense of $0.3 million and $0.7 million, respectively, including contingent expense of $0.1 million in each period, in operating expenses – related party in the consolidated statements of operations and made cash lease payments of $0.3 million and $0.7 million, respectively. The remaining lease term based on the terms of the amended Ground Lease as of June 30, 2024 is 9.9 years.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of June 30, 2024 (in thousands):

Year ending December 31:
2024	$82
2025	163
2026	163
2027	163
2028	163
Thereafter	882
$1,616
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of June 30, 2024 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,616
Unamortized discount	692
Total operating lease liability	924
Current portion of operating lease liability	51
Operating lease liability, net of current portion	$873
As of June 30, 2024 and December 31, 2023, the Company was not a counterparty to any finance leases.
NOTE 8 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0% for each of the three and six months ended June 30, 2024 and 2023. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of June 30, 2024 and 2023, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of June 30, 2024 and December 31, 2023 for the amount of deferred tax assets that will not be realized.
The Company has no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and six months ended June 30, 2024 and 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 9 – DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Term loan	$75,834	$139,401
Debt issuance costs and debt discount	(3,567)	(15,970)
Property, plant and equipment finance agreement	73	90
	72,340	123,521
Less long-term debt due within one year	72,302	123,465
Total long-term debt, net of portion due within one year	$38	$56
On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust, National Association as administrative agent, which was subsequently amended in 2022 and 2023 and consisted of total Term Loans of $146.0 million (the “Term Loans”). The Term Loans bear an interest rate of 11.5% and have a maturity date of December 1, 2024.
Subsequent to an amendment to the LGSA in March 2023 (the “Fifth Amendment”), the Company was required to pay amounts subject to an excess cash flow sweep, as defined, on a quarterly basis which will automatically extend to the maturity of the Term Loans in the event the Company repays at least $40.0 million of the principal balance of the Term Loans by April 1, 2024. Interest payments were due quarterly in arrears prior to the Fifth Amendment and are due monthly in arrears subsequent to the Fifth Amendment. The Company has the option to prepay all or any portion of the Term Loans in increments of at least $5.0 million subject to certain prepayment fees equal to an amount of 2% of the prepaid principal, applicable to 85% of the outstanding principal. Certain events, as described in the LGSA, require mandatory prepayment. The Company made no repayments on the principal balance of the Term Loans during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024, the Company repaid $30.2 million and $63.6 million of the principal balance of the Term Loans, respectively, including a voluntary prepayment of $18.6 million in February 2024. In connection with the voluntary prepayment, the Company recorded a loss on extinguishment of debt of $2.0 million which is included in the consolidated statement of operations for the six months ended June 30, 2024, consisting of $0.3 million of prepayment fees and the immediate write-off of $1.7 million of unamortized debt discount associated with the principal repaid. The voluntary prepayment resulted in the Company having repaid $40.0 million in the aggregate, such that the excess cash flow sweep automatically extended to the maturity of the Term Loans.
As of June 30, 2024 and December 31, 2023, certain of the investors in the Term Loans were related parties due to cumulative voting control by members of the Company’s management and an individual who was then a member of the Company’s board of directors. The outstanding principal amounts under the Term Loans held by related party entities were $4.8 million and $12.9 million as of June 30, 2024 and December 31, 2023, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In 2022, in connection with First and Third Amendments to the LGSA, the Company issued warrants to the lenders to purchase 8,455,410 shares of Common Stock at $0.01 per share. During the six months ended June 30, 2023, 1,130,403 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $11,000. In March 2023, in connection with the Fifth Amendment to the LGSA the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the common stock issuable upon exercise of the warrants described above. During the three and six months ended June 30, 2024, 29,242,661 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprising 27,617,539 Penny Warrants and 1,625,122 Dollar Warrants, for aggregate proceeds to the Company of $1.9 million. All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.
In connection with the Term Loans under the LGSA, the Company issued to the holders of the Term Loans certain shares of Common Stock, warrants to purchase shares of Common Stock and incurred issuance costs and up front fees, which included $29.8 million in December 2021 in connection with the original issuance, $3.5 million in July 2022 in connection with the First Amendment, $2.9 million in October 2022 in connection with the Third Amendment, and $16.0 million in March 2023 in connection with the Fifth Amendment. These amounts represented debt issuance costs and debt discount which are being amortized as an adjustment of interest expense over the term of the LGSA at an effective rate of 17.4% as of June 30, 2024, which is in addition to the stated interest rate.
During the three and six months ended June 30, 2024, the Company amortized total debt issuance costs and debt discount of $3.1 million and $10.7 million, respectively, which was recorded as interest expense in the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company amortized total debt issuance costs and debt discount of $5.4 million and $10.0 million, respectively, of which $4.8 million and $8.3 million, respectively, was recorded as interest expense in the consolidated statements of operations, $0.7 million and $1.2 million, respectively, was capitalized interest in property, plant and equipment, net in the consolidated balance sheet, and $0 and $0.5 million, respectively, was capitalized interest in equity in net assets of investee in the consolidated balance sheet.
Principal maturities of outstanding long-term debt as of June 30, 2024 are as follows (in thousands):

Year ending December 31:
2024	$75,851
2025	36
2026	20
Total principal maturities	$75,907
In July 2024, the Company repaid the remaining outstanding balance of the Term Loans of $75.8 million, which included a voluntary prepayment of $56.0 million. In connection with the voluntary prepayment, the Company recorded a loss on extinguishment of debt of $4.2 million consisting of $0.9 million of prepayment fees and the immediate write-off of $3.3 million of unamortized debt discount associated with the principal repaid.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 10 – CONVERTIBLE PROMISSORY NOTES
In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended. In December 2022, the Company amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price. As a result of a private placement which was a Qualified Financing, the conversion price was $0.40 per share of Common Stock. In January 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 14). In March 2023, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.
In January 2023, the Company entered into a convertible promissory note (the “January Convertible Note”) with an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.3 million. The January Convertible Note had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4.0%. The January Convertible Note was automatically convertible into Common Stock on the third business day following a shareholder meeting ultimately held in February 2023 at a conversion price equal to the lowest price per share paid by investors purchasing equity securities in any sale of equity securities by the Company between November 25, 2022 and the date of the shareholder meeting held in February 2023 with an aggregate gross sales price of not less than $5 million, subject to certain exclusions set forth in the January Convertible Note. The conversion price was $0.40 per share of Common Stock upon issuance. In March 2023, the January Convertible Note and accrued but unpaid interest were converted into 3,134,932 shares of Common Stock.
NOTE 11 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”) which was subsequently amended in August 2022 (the “A&R Nautilus Agreement”) and March 2023 (the “Second A&R Nautilus Agreement”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”), currently with a related party of Talen and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Pursuant to the Second A&R Nautilus Agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions.
The Nautilus Cryptomine Facility initially requires 200 MW of electric capacity. Prior to May 13, 2024, the Company had the option to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50 MW, funded solely by the Company. In February 2024, the Company exercised its election to expand the energy requirements of the Nautilus Cryptomine Facility by an additional 50 MW. Pursuant to the terms of the Second A&R Nautilus Agreement, the Talen Member may, within twelve months of the Company’s election, elect to expand the energy requirement of the Nautilus Cryptomine Facility by up to an additional 50 MW, funded solely by the Talen Member, for a total capacity of up to 300 MW. Upon such election, Nautilus will call additional capital for expansion and enter into an additional energy supply agreement with Talen Member or its affiliate for the additional capacity, subject to any regulatory approvals and third-party consents. As of August 12, 2024, no additional capital calls for expansion have been made and no additional energy supply has been procured.
On March 1, 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0 and $0.9 million for the three and six months ended June 30, 2023, respectively. The Company capitalized no interest costs for the three and six months ended June 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Distributions are made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $19.1 million and $4.9 million during the six months ended June 30, 2024 and 2023, respectively.
Nautilus is a variable interest entity accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of June 30, 2024 (in thousands, except for percentages):

Entity	% Ownership	Initial Investment	Additional Investment, Net	Net loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions (1)	Company’s Maximum Exposure to Loss in Entity (2)
Nautilus	25.0%	$18,000	$88,066	$20,498	$85,568	$—	$85,568
(1)The Members may mutually agree on changes to the Nautilus Cryptomine Facility, which could increase the amount of contributions the Company is required to provide. The Members may seek alternate financing for the Nautilus Cryptomine Facility, which could reduce the amount of investments each Member may be required to provide.
(2)The maximum exposure at June 30, 2024 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which were required for the initial phase of the Nautilus Cryptomine Facility buildout.
In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounts for its interest in Nautilus as an equity method investment and the change in ownership percentage does not impact the Company’s method of accounting or basis. Therefore, there is a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture.
The condensed results of operations for the three and six months ended June 30, 2024 and 2023 and the condensed financial position as of June 30, 2024 and December 31, 2023 of Nautilus are summarized below (in thousands):

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2024	2023	2024	2023
Condensed statement of operations information:
Revenue	$29,469	$32,717	$71,209	$41,823
Operating expense	26,429	27,889	52,751	40,026
Net income	$3,040	$4,828	$18,458	$1,797

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	June 30, 2024 (1)	December 31, 2023 (1)
Condensed balance sheet information:
Current assets	$10,354	$12,406
Noncurrent assets	146,566	171,245
Total assets	$156,920	$183,651

Current liabilities	$12,904	$13,149
Noncurrent liabilities	29,455	29,493
Equity	114,561	141,009
Total liabilities and equity	$156,920	$183,651
(1)The condensed statements of operations information for the three and six months ended June 30, 2024 and 2023 and the condensed balance sheet information as of June 30, 2024 and December 31, 2023 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.
During the six months ended June 30, 2023, the Company, as allowed under the A&R Nautilus Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Facility, including certain miners that had yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.5 million, the book value of the miners in Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2023 and recorded a loss of $4.6 million and $13.6 million as a component of equity in net loss of investee, net of tax in the consolidated statement of operations during the three and six months ended June 30, 2023, respectively.
As contemplated in the A&R Nautilus Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the six months ended June 30, 2023, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million. Accordingly, as of June 30, 2023, the Company increased the equity in net assets of investee balance by $36.7 million and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheet.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.
Bitmain Miner Purchase Agreements
In March 2024, the Company entered into a Future Sales and Purchase Agreement (the “March 2024 Bitmain Purchase Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) for the purchase of 5,000 S21 miners for a total purchase price of $17.5 million which was fully paid during the six months ended June 30, 2024. The March 2024 Bitmain Purchase Agreement also provides the Company the right, but not the obligation, to purchase up to an additional 6,000 PH (approximately 30,000 miners), pursuant to certain payment timing conditions, by December 31, 2024 for a purchase price of $96.0 million (“Bitmain Call Option”). Pursuant to the Bitmain Call Option, the Company paid $9.6 million, calculated as 10% of the purchase price, as consideration for the Bitmain Call Option during the six months ended June 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In May 2024, the Company entered into a Supplemental Agreement with Bitmain Delaware to amend certain terms of the March 2024 Bitmain Purchase Agreement by modifying the type of miners to be purchased under the Bitmain Call Option from the S21 model to the upgraded S21 Pro model. The purchase price increased to $112.3 million for approximately 30,000 units, an incremental $16.3 million over the initial Bitmain Call Option price. In relation to the Supplemental Agreement, the Company paid Bitmain Delaware an additional $1.6 million, calculated as 10% of the incremental purchase price, for a total payment of $11.2 million (the “Call Option Fee”). The Call Option Fee shall be applied to the settlement of future down payments of purchases under the Bitmain Call Option, in whole or in part in proportion to the ratio of quantity to be purchased to the maximum PH available under the Bitmain Call Option.

In May 2024, the Company exercised an option to purchase 5,000 S21 Pro units and, prior to June 30, 2024, paid Bitmain Delaware an additional $16.8 million for these units.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
No dividends were paid during the six months ended June 30, 2024 and 2023. Cumulative dividends of $2.4 million were accumulated and accreted to liquidation preference as of June 30, 2024. As of June 30, 2024, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $12.0 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.2 million shares of Common Stock.
NOTE 14 – COMMON STOCK
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of the Company’s Common Stock from 400,000,000 to 600,000,000. Consequently, as of June 30, 2024, TeraWulf’s Certificate of Incorporation provides for authorized shares of 700,000,000, divided into (a) 600,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of June 30, 2024.
In April 2022, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”), B. Riley Securities, Inc. (“B. Riley Securities”) and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which the Company may offer and sell, from time to time, through or to the agents thereunder, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April 2022 sales agreement was amended in August 2023 to terminate the agreement with respect to D.A. Davidson and add Northland Securities, Inc. (“Northland”) and Compass Point Research & Trading, LLC (“Compass Point”) as agents (as so amended, the “Original ATM Sales Agreement“). The Company incurs a commission up to 3.0% of the gross sales price from each sale of shares.
In May 2024, the Company and B. Riley Securities mutually agreed to terminate the Original ATM Sales Agreement with respect to B. Riley Securities and the Company entered into Amendment No. 2 to the Original ATM Sales Agreement with Cantor, Northland, Compass Point ATB Capital Markets USA Inc. (“ATB Capital Markets”), Roth Capital Partners, LLC (“Roth Capital Partners”), Stifel Nicolaus Canada Inc. (“Stifel Canada”) and Virtu Americas LLC (each, individually, an “Agent” and, collectively, the “ATM Agents”) pursuant to which the Company may offer and sell, from time to time, through or to the ATM Agents, shares of the Company’s Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Amended ATM Sales Agreement,” together with the Original ATM Sales Agreement, the “ATM Program”). The Company incurs a commission up to 3.0% of the gross sales price from each sale of shares. The Company is not obligated to sell any shares under the ATM Program. The issuance and sale of the shares by the Company under the ATM Program are made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226), including final prospectus supplements dated April 26, 2022 and May 23, 2024.
During the three and six months ended June 30, 2024, the Company sold 40,553,489 and 63,822,089 shares of Common Stock, respectively, pursuant to the ATM Program for net proceeds of $123.1 million and $173.9 million, respectively. During the three and six months ended June 30, 2023, the Company sold 3,048,196 shares of Common Stock pursuant to the ATM Program for net proceeds of $5.2 million. As of June 30, 2024, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $103.0 million.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act of 1933, as amended. Pursuant to the Unit Subscription Agreements, the Company sold 7,481,747 units, each consisting of one share of the Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between the Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. As of June 30, 2024, there were 7,481,747 of the October Warrants outstanding. All warrants granted by the Company to date are classified as equity.
No dividends were declared during the six months ended June 30, 2024 and 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. As of June 30, 2024, the Company had not issued stock options. Additionally, during the three and six months ended June 30, 2024 the Company issued 45,553 and 84,617 shares of Common Stock, respectively, to Board of Director members for payment of quarterly fees in lieu of cash payments. For the three and six months ended June 30, 2024, stock-based compensation expense was $4.8 million and $11.8 million, respectively. For the three and six months ended June 30, 2023, stock-based compensation expense was $1.7 million and $2.6 million, respectively.
The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the six months ended June 30, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	3,952,749	$1.26
Granted	7,361,700	$1.85
Vested	(6,171,417)	$1.51
Forfeited/canceled	—	$-
Unvested as of June 30, 2024	5,143,032	$1.80
RSUs granted as set out in the table above include RSUs representing 4,197,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Company’s Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. The requisite service period for RSUs is between one and three years. As of June 30, 2024, there was $5.5 million of unrecognized compensation cost related to unvested RSUs and PSUs granted to employees and Board of Directors members. The amount is expected to be recognized over a weighted average period of 0.5 years. The shares of Common Stock related to 2,039,000 vested awards included in the table above were issued subsequent to June 30, 2024.
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding Board of Directors members, during the six months ended June 30, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	2,389,392	$0.79
Granted	350,000	$2.49
Vested	(923,112)	$0.91
Forfeited/canceled	(16,666)	$0.65
Unvested as of June 30, 2024	1,799,614	$1.07

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of June 30, 2024, there was $1.5 million of unrecognized compensation cost related to unvested non-employee, excluding Board of Director members, RSUs. The amount is expected to be recognized over a weighted average period of 1.1 years.
NOTE 16 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of TeraWulf Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities. For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the six months ended June 30, 2024 and 2023, the Company paid Beowulf E&D $7.2 million and $11.0 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility. For the three and six months ended June 30, 2024, selling, general and administrative expenses – related party in the consolidated statements of operations includes $2.8 million and $5.4 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $0.5 million and $1.1 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. For the three and six months ended June 30, 2023, selling, general and administrative expenses – related party in the consolidated statements of operations includes $2.7 million and $5.6 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $0.6 million and $1.2 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of June 30, 2024, $0.7 million is included in prepaid expenses, $0.6 million is included in other amounts due to related parties and $0.3 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2023, $0.7 million is included in prepaid expenses, $1.0 million is included in amounts due to related parties and $6.6 million is included in property, plant and equipment, net in the consolidated balance sheet.
The Services Agreement also provides for performance-related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Additionally, once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. The first performance milestone of 100 MW of mining load deployed by the mining facilities was met in April 2023 and the Company recorded performance milestone expense related to this milestone of $0.1 million and $0.4 million included in selling, general and administrative expense – related party in the consolidated statement of operations for the three and six months ended June 30, 2023, respectively. The Company recorded no performance milestone expense for the three and six months ended June 30, 2024. In September 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities would be met by December 2023. Accordingly, the Company recognized $2.5 million in share based liabilities due to related party in the consolidated balance sheet as of December 31, 2023. During the six months ended June 30, 2024, the Company issued 1,083,189 shares of the Company’s Common Stock with a fair value of $2.5 million to settle the share based liabilities due to related party.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 17 – SUBSEQUENT EVENTS
Subsequent to June 30, 2024 and through to August 12, 2024, the Company sold, pursuant to the ATM Program, 3,546,036 shares of Common Stock for net proceeds of $15.5 million. Additionally, 2,292,200 Dollar Warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $2.3 million.

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
Overview
We are a leading digital asset technology firm that specializes in digital infrastructure and sustainable energy development. Our primary focus is supporting environmentally conscious bitcoin mining operations by developing and operating state-of-the-art facilities within the United States. Our bitcoin mining facilities are powered by predominantly clean, affordable, and reliable energy sources, underscoring our commitment to sustainable practices within the cryptocurrency mining industry. In 2024, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. Given the increasing demand from high density compute loads, the Company's assets are well positioned to supply energy infrastructure targeting low cost, zero-carbon power.
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

Bitcoin and Blockchain
Bitcoin, introduced in 2008, fundamentally transformed the landscape of digital currency by providing a decentralized mechanism for exchanging and preserving value. It operates on a consensus-based network, utilizing a public ledger termed as the “blockchain” to meticulously record every bitcoin transaction, allowing users to send and receive payments without the need for banks and other intermediaries. Bitcoin is not linked to any fiat currency or country’s monetary policy, therefore serves as a store of value outside of government control. TeraWulf’s vertically integrated bitcoin mining facilities capitalize on predominantly zero-carbon energy sources, primarily sourced from baseload nuclear and hydroelectric power.
Bitcoin mining involves validating transactions through a proof-of-work consensus method, where miners solve complex mathematical problems to add transactions to the blockchain. The blockchain is maintained by a robust and public open-source architecture consisting of a network of computers, known as nodes, that work together to verify and validate new transactions. Because the blockchain is decentralized and transparent, all users can verify the legitimacy of a transaction without having to rely on a third party. This eliminates the need for intermediaries, which can be slow and expensive, and makes the network resistant to censorship and fraud. Bitcoin mining plays a key role in the maintenance and growth of the Bitcoin network by providing the computational power needed to verify transactions and add new blocks to the blockchain. TeraWulf invests in computation networks (mining rigs) equipped with application-specific integrated circuit (“ASIC”) chips and secures power to validate transactions and maintain the bitcoin ledger. Factors such as computing capacity, electricity costs, and location play pivotal roles in mining operations. Generally, the greater the share a single mining rig can capture of the blockchain’s total network hashrate, or the aggregate hashrate deployed to solving a block on the Bitcoin blockchain, the greater the rig’s chances of solving a block and therefore earning the reward.
Network difficulty, which is a measure of how hard it is for miners to solve a block on the Bitcoin blockchain (and, thus, earn a mining reward), is determined by the network’s total hashrate (i.e., the total computational power devoted to solving a block), which is adjusted every 2,016 blocks (with a new block being added approximately every ten minutes). Therefore, as more miners join the network and the network’s global hashrate increases, its difficulty will increase. Conversely, if miners leave the network and its hashrate decreases, its difficulty will decrease.
Bitcoin Reward Halving
The bitcoin subsidy issued by the Bitcoin network for solving a block is subject to periodic incremental halving. The network halving is a preprogrammed, fixed process of the Bitcoin network where the bitcoin subsidy for solving a block received by miners is reduced by half approximately every four years. The network halving is a process designed to implement a periodic decreasing schedule of the issuance of new bitcoin into the market, which results in a predictable and controlled inflationary rate. The network halving will continue to occur on this schedule until the amount of bitcoin in existence reaches the cap of 21.0 million. After each halving, the decrease in the subsidy provided to miners from the Bitcoin network leads to fewer rewards for miners and therefore a decrease in revenues should the price of bitcoin remain the same. Transaction fees, which together with the block subsidy comprise the block reward for successfully solving a block, is not directly impacted by the halving. On April 19, 2024, the bitcoin rewards issued for each block solved dropped from 6.25 to 3.125, effectively reducing the bitcoin earned from bitcoin mining by 50% (excluding transactions fee rewards).
Our Facilities
TeraWulf currently conducts its bitcoin mining operations at two established data centers: the Lake Mariner Facility in upstate New York (the “Lake Mariner Facility”) and the jointly owned Nautilus facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). As of June 30, 2024, 95% of TeraWulf’s mining operations were fueled by zero-carbon energy, reflecting our dedication to sustainability. The Company’s ongoing objective is to achieve complete reliance on zero-carbon energy sources.
As of June 30, 2024, these two industrial scale projects had a combined operating capacity of 8.8 EH/s with approximately 71,700 miners deployed, comprised of 55,900 deployed miners at the Lake Mariner Facility and 15,800 deployed at the Nautilus Cryptomine Facility. As of the date of this Quarterly Report, the Company has a total operational capacity of 245 megawatts (“MW”) and is currently constructing an additional 50 MW at its Lake Mariner Facility, which is expected to be substantially complete by the end of 2024.

The Lake Mariner Facility
Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. As of the date of this Quarterly Report, the Lake Mariner Facility is operating approximately 195 MW of bitcoin mining capacity and the Company has an agreement in place with the Power Authority of the State of New York (“NYPA”) for 90 MW of high load factor power to support its bitcoin mining operations (the “PPA”). The PPA was executed in February 2022 and has a term of ten years from the date of commencement of NYPA’s power delivery. The Lake Mariner Facility is situated on an expansive site on the shores of Lake Ontario and has the ability to scale up to 500 MW of capacity.
As of June 30, 2024, we own approximately 55,900 miners of which approximately 51,300 are operational at the Lake Mariner Facility with the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,700
Bitmain S19 XP	6,300
Bitmain S19j Pro	11,800
Bitmain S19j XP	19,400
Bitmain S19k Pro	4,100
Bitmain S21	5,100
Bitmain S21 Pro	1,300
Whatsminer M30S+	1,200
55,900
As of June 30, 2024, our fleet of miners ranged in age from 0.1 to 2.1 years with an average age of approximately 0.8 year. We do not have scheduled downtime for our miners; however, while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of June 30, 2024, our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 15 to 31 joules per terahash (“"j/th”) and has an average energy efficiency of 23.1 j/th.
The Nautilus Cryptomine Facility
Located in Berwick, Pennsylvania, Nautilus Cryptomine LLC (“Nautilus”) is a joint venture between TeraWulf and a subsidiary of Talen Energy Corporation (“Talen”). Nautilus currently owns a 200 MW bitcoin mining facility located adjacent to the 2.5 gigawatt nuclear-powered Susquehanna Station. The Nautilus Cryptomine Facility represents the first bitcoin mining facility site that is powered by 100% “behind the meter” zero-carbon nuclear energy, which is contracted at a fixed rate of 2.0 cents per kilowatt hour (“kWh”) for a term of five years with two successive three-year renewal options. Under the Nautilus joint venture agreement, the Company holds a 25% equity interest in Nautilus and Talen holds a 75% equity interest, each subject to adjustment based on relative capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of June 30, 2024, had an allotted 50 MW of operational bitcoin mining capacity at the Nautilus Cryptomine Facility. Furthermore, TeraWulf plans to expand mining capacity at the Nautilus Cryptomine Facility by another 50 MW in 2025, solidifying its position for scalable growth. Accordingly, in February 2024, the Company exercised its option to increase its energy requirement at the Nautilus Cryptomine Facility by an incremental 50 MW at its own cost (for a total of 100 MW of bitcoin mining capacity attributable to TeraWulf). As of the date of this Quarterly Report, no additional capital calls for expansion have been made and no additional energy supply has been procured.
As of June 30, 2024, approximately 48,000 miners have been deployed at the Nautilus Cryptomine Facility of which 46,000 are operational with the remainder undergoing maintenance or on standby to replace miners under repair. Approximately 15,800 of the deployed miners are attributed to TeraWulf’s contributions to Nautilus in order to utilize TeraWulf's allotted 50 MW of bitcoin mining capacity. These miners are comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,300
Bitmain S19 XP	7,100
Bitmain S19j Pro	2,400
15,800
As of June 30, 2024, these miners ranged in age from 1.2 to 1.3 years with an average age of approximately 1.3 years. Nautilus does not have scheduled downtime for our miners; however, while Nautilus periodically performs unscheduled maintenance on miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, Nautilus may replace a miner with a substitute miner to limit overall downtime. As of June 30, 2024, these miners had a range of energy efficiency from 22 to 30 j/th and an average energy efficiency of 25.5 j/th. While the Company holds a 25% equity interest in Nautilus, the distributions of mined bitcoin are determined by each of TeraWulf’s and Talen’s respective hashrate contributions. Accordingly, the Company has contributed approximately 1.9 EH/s of a total 5.2 EH/s of miners which results in an approximate 35.7% of the hashrate share attributed to the Company.
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
The table below presents our miner efficiency and computing power as compared to the global computing power as of June 30, 2024 and 2023:

Combined facilities[1]	June 30, 2024	June 30, 2023
Global hashrate (EH/s)[2]	566.0	335.3
Miner efficiency (j/th)[3]	23.2	23.1
TeraWulf combined average operating hashrate (EH/s)[4]	8.0	2.8
TeraWulf % of global hashrate	1.4%	0.8%
1 Results reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
2 Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
3 Joules of energy required to produce each terahash of processing power
4 While nameplate inventory for TeraWulf’s two facilities is 8.8 EH/s, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of June 30, 2024 our operating hashrate was approximately 1.4% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 6 to 7 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below presents the average cost of mining each bitcoin, including bitcoin mined at the Lake Mariner Facility and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the three and six months ended June 30, 2024 and 2023 and the total energy cost per kWh utilized within the facilities:

Cost of mining - Analysis of costs to mine one bitcoin	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Cost of energy per bitcoin mined	$22,954	$6,688	$18,473	$7,111
Other direct costs of mining - non energy utilities per bitcoin mined	$40	$33	$33	$41
Cost to mine one bitcoin(1)	$22,994	$6,721	$18,506	$7,152
Value of each bitcoin mined(2)	$65,984	$27,976	$58,622	$26,180
Cost to mine one bitcoin as % of value of bitcoin mined	34.8%	24.0%	31.6%	27.3%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(3)	699	889	1,750	1,404
Total value of bitcoin mined(2) ($ in thousands)	$46,094	$24,872	$102,585	$36,745
Total kWhs utilized	429,520,222	217,387,362	822,930,894	320,951,132
Total energy expense, net of expected demand response proceeds(4) ($ in thousands)	$16,035	$5,946	$32,327	$9,980
Cost per kWh	$0.037	$0.027	$0.039	$0.031
Energy expense, net as % of value of bitcoin mined	34.8%	23.9%	31.5%	27.2%
Other direct costs of mining ($ in thousands)	$27	$29	$57	$57
(1) “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $21,532 and $17,660 per bitcoin mined for the three and six months ended June 30, 2024, respectively, bringing the total “cost to mine one bitcoin” to $44,527 and $36,166 for the three and six months ended June 30, 2024, respectively. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $9,513 and $9,820 per bitcoin mined for the three and six months ended June 30, 2023, respectively, bringing the total “cost to mine one bitcoin” to $16,235 and $16,972 for the three and six months ended June 30, 2023, respectively.
(2) Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility.
(3) Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility of 0 and 17 bitcoin for the three months ended June 30, 2024 and 2023, respectively, and 6 and 37 bitcoin for the six months ended June 30, 2024 and 2023, respectively, and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
(4) Excludes energy expenses associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.

Power prices are the most significant cost driver for our bitcoin mining operations, and energy costs represented 34.8% and 31.5% as expressed as a percentage of value of total bitcoin mined during the three and six months ended June 30, 2024, respectively, and 23.9% and 27.2% during the three and six months ended June 30, 2023, respectively. Power prices expressed as a percentage of value of total bitcoin mined during the three and six months ended June 30, 2024 increased as compared to the same periods in 2023 primarily due to an approximate doubling in network difficulty and the bitcoin reward halving in April 2024, partially offset by increases in average operating hashrate and increases in average value of each bitcoin mined.

Energy prices can be highly volatile and global events can cause power prices to increase or decrease nationwide. Our wholly-owned Lake Mariner Facility in New York is subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by market power prices and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates or we may be curtailed under demand response programs in which we participate. The average power prices incurred at the Lake Mariner Facility and the Nautilus Cryptomine Facility was $0.037 and $0.039 during each of the three and six months ended June 30, 2024, respectively, and $0.027 and $0.031 per kilowatt hour during each of the three and six months ended June 30, 2023, respectively.
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
During the three and six months ended June 30, 2024 and 2023, the Company curtailed operations at the Lake Mariner Facility due to weather events, energy price spikes, and demand response program participation. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $1.9 million and $3.2 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $0.7 million for the three and six months ended June 30, 2023, respectively.
The Company has purchased all miners with cash and has not used limited recourse equipment financing to complete its miner purchases. The Company has raised capital through both the issuance of equity and corporate level debt. These funds have been utilized to support operations, invest in our joint venture, and purchase miners and other fixed assets. Costs related to such issuances are not included in this analysis. Additionally, miner acquisition costs, or capital expenditures, are not factored into the above cost of mining analysis as capital expenditures do not impact the marginal cost of production of one bitcoin. Miner acquisition costs, or capital expenditures, are generally recorded at cost in property, plant and equipment in the consolidated balance sheets. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the equipment: generally 4 years for miners and 5 years for computer equipment. Additionally, during the three and six months ended June 30, 2024, the Company recorded accelerated depreciation expense of $1.3 million and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 30, 2024. While we currently depreciate our miners over a 4-year period, given our historical low cost of power, it is possible the average actual useful life of our miners may exceed the depreciation period in certain circumstances. Nevertheless, if depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $21,532 and $17,660 per bitcoin mined in the three and six months ended June 30, 2024, respectively, and $9,513 and $9,820 per bitcoin mined in the three and six months ended June 30, 2023, respectively.
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
Recent Developments
In July 2024, the Company repaid the remaining outstanding balance of the Term Loans of $75.8 million, which included a voluntary prepayment of $56.0 million. In connection with the voluntary prepayment, the Company recorded a loss on extinguishment of debt of $4.2 million consisting of $0.9 million of prepayment fees and the immediate write-off of $3.3 million of unamortized debt discount associated with the principal repaid.

The Business Combination
TeraWulf completed its business combination with IKONICS Corporation (“IKONICS”) on December 13, 2021 pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which each shareholder of IKONICS as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS. During the six months ended June 30, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $9.6 million. Additionally, the Company made payments of the CVR liability of $1.4 million in November 2023 such that as of December 31, 2023, the Company had made all of the aggregate required distributions of $11.0 million of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global Bitcoin network using application-specific integrated circuit computers owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earned revenue by providing miner hosting services to third parties. While the Company may choose to mine other digital currencies, it has no plans to do so currently. The Company's plan of operation for the next twelve months is to continue to increase the mining capacity at its operating mining facilities, including completion of the construction of the fifth building at its Lake Mariner Facility.
Revenue and Cost of Revenue
The following table presents revenue and cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$35,574	$15,456	$78,007	$26,989
Cost of revenue (exclusive of depreciation)	$13,918	$5,113	$28,326	$10,115
Revenue for the three months ended June 30, 2024 and 2023 was $35.6 million and $15.5 million, respectively, an increase of $20.1 million. Revenue for the six months ended June 30, 2024 and 2023 was $78.0 million and $27.0 million, respectively, an increase of $51.0 million. These increases were primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between June 30, 2023 and June 30, 2024 as well as an increase in the quoted price of bitcoin, partially offset by the impact of the halving in April 2024. The Company began mining bitcoin at the Lake Mariner Facility in March 2022 and, as of June 30, 2024, the Company had energized four buildings and additional infrastructure comprising 195 MW of capacity as compared to 110 MW of capacity as of June 30, 2023. Bitcoin prices averaged $65,771 and $59,515 per bitcoin during the three and six months ended June 30, 2024, respectively, as compared to $28,009 and $25,390 per bitcoin during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024 the Company mined 539 and 1,312 bitcoin, respectively, as compared to 508 and 936 bitcoin during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, revenue from mining was $35.6 million and $77.2 million, respectively, as compared to $13.8 million and $23.0 million during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, revenue from hosting was $0 and $0.8 million, respectively, as compared to $1.7 million and $4.0 million during the three and six months ended June 30, 2023, respectively, a decrease due to the expiration of the Company’s one data center hosting contract with a customer in February 2024.

Cost of revenue (exclusive of depreciation) for the three months ended June 30, 2024 and 2023 was $13.9 million and $5.1 million, respectively, an increase of $8.8 million. Cost of revenue (exclusive of depreciation) for the six months ended June 30, 2024 and 2023, was $28.3 million and $10.1 million, respectively, an increase of approximately $18.2 million. Cost of revenues is primarily comprised of power expense and the increases were primarily due to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between June 30, 2023 and June 30, 2024 and, to a lesser extent, slight increase in realized power prices during the three and six months ended June 30, 2024 as compared to the same periods in 2023. The Company records proceeds related to participation in demand response programs as a reduction in cost of revenue in the period corresponding to the underlying demand response program period; the amount of aggregate proceeds received or expected to be received were $1.9 million and $3.2 million for the three and six months ended June 30, 2024, respectively, and $0.6 million and $0.7 million for the three and six months ended June 30, 2023, respectively. The Company is actively expanding its enrollment in such available programs in New York State.
Costs and Expenses
The following table presents operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses	$797	$468	$1,582	$776
Operating expenses – related party	875	639	1,763	1,236
	$1,672	$1,107	$3,345	$2,012
Operating expenses (including related party expenses) for the three months ended June 30, 2024 and 2023, were $1.7 million and $1.1 million, respectively, a net increase of $0.6 million. Operating expenses (including related party expenses) for the six months ended June 30, 2024 and 2023, were $3.3 million and $2.0 million, respectively, a net increase of $1.3 million. Operating expenses increased due to higher property insurance and miner repair costs. Operating expenses – related party increased due to increased staffing at the Lake Mariner Facility. These increases related to infrastructure constructed and placed in service between June 30, 2023 and 2024.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$9,113	$5,878	$21,402	$12,370
Selling, general and administrative expenses – related party	2,803	2,676	5,423	5,574
	$11,916	$8,554	$26,825	$17,944
Selling, general and administrative expenses (including related party expenses) for the three months ended June 30, 2024 and 2023 were $11.9 million and $8.6 million, respectively, a net increase of $3.3 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increase was primarily due to increased expense during the three months ended June 30, 2024 as compared to the same period in the prior year of stock-based compensation of $3.1 million and employee compensation and benefits of $0.4 million. These increases were partially offset by decreased expenses during the three months ended June 30, 2024 as compared to the same period in the prior year of legal fees of $0.6 million and insurance expense of $0.2 million.
Selling, general and administrative expenses (including related party expenses) for the six months ended June 30, 2024 and 2023 were $26.8 million and $17.9 million, respectively, a net increase of $8.9 million. The increase was primarily due to increased expense during the six months ended June 30, 2024 as compared to the same period in the prior year of stock-based compensation of $9.2 million and employee compensation and benefits of $0.7 million. These increases were partially offset by decreased expenses during the six months ended June 30, 2024 as compared to the same period in the prior year of legal fees of $0.7 million and insurance expense of $0.5 million. Selling, general and administrative expenses – related party decreased due to performance milestone expense of $0.4 million under the Administrative and Infrastructure Services Agreement with Beowulf Electricity & Data Inc.

Depreciation for the three months ended June 30, 2024 and 2023 was $14.1 million and $6.4 million, respectively, an increase of $7.7 million. Depreciation for the six months ended June 30, 2024 and 2023 was $29.2 million and $11.9 million, respectively, an increase of $17.3 million. The increases were primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between June 30, 2023 and June 30, 2024. Additionally, during the three and six months ended June 30, 2024, the Company recorded accelerated depreciation expense of $1.3 million and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 30, 2024.
Loss (gain) on fair value of digital currency, net during the three and six months ended June 30, 2024 was $0.7 million and $(0.6) million, respectively, as a result of the Company adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-08, Intangible – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) on January 1, 2024 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Prior to the adoption of ASU 2023-08, the Company recorded impairment of digital currency of $0.7 million and $1.3 million during the three and six months ended June 30, 2023, respectively, representing the decline in bitcoin prices during the Company’s holding period of its bitcoin, which was not reversed during its holding period, and realized gain on sale of digital currency for the three and six months ended June 30, 2023 of $0.6 million and $1.2 million, respectively, upon subsequent liquidation of bitcoin held. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the consolidated balance sheet as of January 1, 2024.
Interest expense was $5.3 million and $8.5 million for the three months ended June 30, 2024 and 2023, respectively, a decrease of $3.2 million primarily due to a decrease in amortization of debt issuance costs and debt discount as well as decrease in cash interest expense related to the stated interest rate, which remained unchanged, on the Term Loans, each resulting from the reduction in principal balance due to principal repayments made between June 30, 2023 and June 30, 2024. Interest expense was $16.4 million and $15.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $1.1 million. Interest expense relates primarily to the Company’s Term Loans which had a principal balance of $75.8 million as of June 30, 2024. The increase in interest expense for the six months ended June 30, 2024 as compared to the same period in the prior year is primarily due to (i) an increase of amortization of debt issuance costs and debt discount of $2.4 million during the six months ended June 30, 2024 as compared to the same period in 2023 due to the recognition of debt discount in March 2023 in connection with the issuance of warrants concurrent with the Fifth Amendment to the LGSA, partially offset by (ii) a decrease of $1.4 million in interest expense related to the stated interest rate, which remained unchanged, on the Term Loans resulting from the reduction in principal balance due to principal repayments made between June 30, 2023 and June 30, 2024. The Company’s term loan financing had a maturity date of December 1, 2024. In July 2024, the Company fully repaid the remaining outstanding balance of the Term Loans.
Loss on extinguishment of debt was $0 and $2.0 million for the three and six months ended June 30, 2024, respectively, related to prepayment fees of $0.3 million incurred to voluntarily prepay $18.6 million of the Company’s Term Loans in February 2024 and the derecognition of unamortized debt discount of $1.7 million associated with the principal repaid. The Company made no repayments on the principal balance of the Term Loans during the three and six months ended June 30, 2023.
Income tax benefit was $0 for the three and six months ended June 30, 2024 and 2023. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of June 30, 2024 and December 31, 2023.
Equity in net income (loss) of investee, net of tax
Equity in net income (loss) of investee, net of tax for the three and six months ended June 30, 2024 was $0.8 million and $6.0 million, respectively as compared to $(3.3) million and $(13.5) million for the three and six months ended June 30, 2023, respectively, which represents TeraWulf’s proportional share of income or losses of Nautilus, which commenced principal operations in February 2023. For the three and six months ended June 30, 2023, the amount also includes an impairment loss of $4.6 million and $13.6 million, respectively, on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution.

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
We define Adjusted EBITDA as net loss attributable to common stockholders adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) preferred stock dividends, stock-based compensation expense and related party expense to be settled with respect to common stock, all of which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net income (loss) of investee, net of tax, related to Nautilus; (iv) other income which is related to interest income or income for which management believes is not reflective of the Company’s ongoing operating activities; (v) loss on extinguishment of debt, which is not reflective of the Company’s general business performance and (vi) loss from discontinued operations, net of tax, which is not be applicable to the Company’s future business activities. The Company’s Adjusted EBITDA also includes the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net income (loss) of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
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

The following table is a reconciliation of the Company’s non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure (i.e., net loss attributable to common stockholders) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(11,168)	$(17,805)	$(21,067)	$(44,321)
Adjustments to reconcile net loss attributable to common stockholders to non-GAAP Adjusted EBITDA:
Preferred stock dividends	292	265	578	524
Loss from discontinued operations, net of tax	—	3	—	38
Equity in net (income) loss of investee, net of tax	(767)	3,296	(6,042)	13,463
Distributions from investee, related to Nautilus	7,065	4,943	19,087	4,943
Income tax benefit	—	—	—	—
Other income	(447)	(54)	(947)	(54)
Loss on extinguishment of debt	—	—	2,027	—
Interest expense	5,325	8,450	16,370	15,284
Depreciation	14,133	6,428	29,221	11,861
Amortization of right-of-use asset	251	251	503	501
Stock-based compensation expense	4,842	1,734	11,773	2,610
Related party expense to be settled with respect to common stock	—	104	—	417
Non-GAAP Adjusted EBITDA	$19,526	$7,615	$51,503	$5,266
Liquidity and Capital Resources
As of June 30, 2024, the Company had cash and cash equivalents of $104.1 million, a working capital balance of $18.5 million, total stockholders’ equity of $386.2 million and an accumulated deficit of $280.3 million. The Company incurred a net loss attributable to common stockholders of $21.1 million for the six months ended June 30, 2024. The Company began mining bitcoin in March 2022 and had 8.8 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of June 30, 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, to fund its principal operations.
The principal uses of cash are for the operation and buildout of mining facilities, debt service and general corporate activities and, to a lesser extent in 2023, investments in Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash provided by (used in):
Operating activities:
Continuing operations	$39,227	$(9,304)
Discontinued operations	—	294
Total operating activities	39,227	(9,010)
Investing activities	(93,579)	(18,835)
Financing activities	104,022	27,763
Net change in cash and cash equivalents	$49,670	$(82)

Certain amounts in the unaudited interim consolidated statement of cash flows for the six months ended June 30, 2023 were restated as previously disclosed in the restated unaudited interim consolidated statement of cash flows for the six months ended June 30, 2023 included in the Company’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2023.
Cash provided by (used in) operating activities for continuing operations was $39.2 million and $(9.3) million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash provided by operating activities resulted from a net loss of $20.5 million less non-cash expenses, net of $29.7 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $97.6 million. The non-cash expenses were primarily comprised of (i) amortization of debt issuance cost, commitment fees and accretion of debt discount of $10.7 million, (ii) stock-based compensation of $11.8 million, (iii) depreciation of $29.2 million, (iv) amortization of right-of-use asset of $0.5 million, (v) increase in digital currency from mining and hosting services of $77.5 million, (vi) gain on fair value of digital currency, net of $0.6 million, (vii) loss on extinguishment of debt of $2.0 million and (viii) $6.0 million related to the Company’s equity in net income, net of tax of Nautilus. The changes in certain assets and liabilities were primarily comprised of a net increase in other receivables of $1.6 million, decrease in accounts payable of $6.3 million, and decrease in other accrued liabilities of $1.9 million, partially offset by decreases in prepaid expenses of $1.7 million. For the six months ended June 30, 2023, cash used in operations resulted from a net loss of $43.8 million plus non-cash expenses, net of $13.1 million, adjusted for changes in certain asset and liability balances and increased by proceeds from sale of bitcoin of $28.5 million. The non-cash expenses were primarily comprised of (i) amortization of debt issuance cost, commitment fees and accretion of debt discount of $8.3 million, (ii) related party expense to be settled with respect to common stock of $0.4 million (iii) stock-based compensation of $2.6 million, (iv) depreciation of $11.9 million, (v) amortization of right-of-use asset of $0.5 million, (vi) increase in digital currency from mining and hosting services of $24.2 million, and (vii) $13.5 million related to the Company’s equity in net loss, net of tax of Nautilus. The changes in certain assets and liabilities were primarily comprised of a net increase in other current assets of $1.3 million, decrease in accounts payable of $3.8 million, decrease in accrued liabilities of $2.3 million, and decrease in other amounts due to related parties of $1.3 million, partially offset by decrease in prepaid expenses of $1.6 million.
Cash used in investing activities for continuing operations was $93.6 million and $18.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company invested $93.6 million and $16.0 million in the buildout of its mining facilities at the Lake Mariner Facility for the six months ended June 30, 2024 and 2023, respectively. Additionally, during the six months ended June 30, 2023, the Company invested $2.8 million, on a net basis, in its joint venture.
Cash provided by financing activities for continuing operations was $104.0 million and $27.8 million for the six months ended June 30, 2024 and 2023, respectively primarily related to proceeds from Common Stock issued, net of issuance costs, of $173.2 million and $36.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company also received proceeds from warrant exercises of $1.9 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively. The Company made principal payments in excess of proceeds from insurance premium financings of $1.6 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. In addition, for the six months ended June 30, 2024, the Company made principal payments on long-term debt of $63.6 million and payments of $5.7 million related to tax withholdings related to net share settlements of stock-based compensation awards. For the six months ended June 30, 2023, the Company (i) received proceeds from issuance of a convertible promissory note of $1.3 million, and (ii) made payments of contingent value rights liability related to proceeds from sale of net assets held for sale of $9.6 million.
Contractual Obligations and Other Commitments
As of June 30, 2024, the Company has one Future Sales and Purchase Agreement (the “March 2024 Bitmain Purchase Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) which, as supplemented, provides the Company has the right, but not the obligation, to purchase up to 6,000 PH (approximately 30,000 miners) of S21 Pro miners, pursuant to certain payment timing conditions, by December 31, 2024 for a purchase price of $112.3 million. As of June 30, 2024, the Company had paid Bitmain Delaware $11.2 million, calculated as 10% of the purchase price (the “Call Option Fee”). The Call Option Fee shall be applied to the settlement of future down payments of purchases under the Bitmain Call Option, in whole or in part in proportion to the ratio of quantity to be purchased to the maximum PH available under the Bitmain Call Option. In May 2024, the Company exercised an option to purchase 5,000 S21 Pro units and, prior to June 30, 2024, paid Bitmain Delaware an additional $16.8 million for these units.

The Company is counterparty to the Amended and Restated Talen Joint Venture Agreement dated August 27, 2022 (“A/R Joint Venture Agreement”). Under this A/R Joint Venture Agreement, the Company has invested $106.1 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. The Company does not expect any additional material capital contributions to be required for the existing operations at the Nautilus Cryptomine Facility.
Financial Condition
The Company incurred a net loss attributable to common stockholders of $21.1 million and generated cash flows from continuing operations of $39.2 million for the six months ended June 30, 2024. As of June 30, 2024, the Company had balances of cash and cash equivalents of $104.1 million, a working capital balance of $18.5 million, total stockholders’ equity of $386.2 million and an accumulated deficit of $280.3 million. As of June 30, 2024, the working capital balance included the then outstanding $75.8 million principal balance of the Company’s Term Loans which the Company repaid in July 2024 prior to its maturity on December 1, 2024. The Company had 8.8 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of June 2024. To date, the Company has relied primarily on proceeds from its issuances of debt and equity and sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, to fund its principal operations.
During the year ended December 31, 2023, the Company achieved significant milestones by initiating and delivering rapid organic growth at the Lake Mariner Facility, and commencing operations at the Nautilus Cryptomine Facility, resulting in positive cash flows from continuing operations. During the six months ended June 30, 2024, the Company additionally accomplished several notable steps to continue to achieve positive cash flows from operations, namely: (1) the Company repaid $63.6 million of outstanding principal of the Company’s Term Loans to remove the fixed principal amortization and extend the excess cash flow sweep through maturity, (2) the Company received net proceeds of $175.1 million through the issuance of shares of our Common Stock, par value $0.001 per share, (3) the Company received bitcoin distributions with a fair value of $19.1 million at the time of distribution from the joint venture which owns the Nautilus Cryptomine Facility, (4) the Company received substantially all contracted miners from the miner suppliers and has no remaining outstanding financial commitments under the miner purchase agreements for the existing operations at the Lake Mariner Facility and the Nautilus Cryptomine Facility, (5) the construction activities at the Lake Mariner Facility for buildings one through four are substantially complete as of June 30, 2024, although the Company intends to expand its infrastructure. Additionally, if a business need requires its use, the Company has an active at-the-market sales agreement for sale of shares of Common Stock having an aggregate offering price of up to $200.0 million (the “ATM Program”), which had a remaining capacity of $103.0 million as of June 30, 2024. The issuance of Common Stock under this agreement would be made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226).
The Company has determined that it is probable that it will generate positive cash flows from operations and be able to realize its assets and discharge its liabilities and commitments in the normal course of business, based on its expected range of forecasted bitcoin prices, network hashrate, and power prices and, therefore, there is not substantial doubt about the Company’s ability to continue as a going concern through at least the next twelve months. The consolidated financial statements do not include any adjustments that might result from TeraWulf’s possible inability to continue as a going concern.
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
Data Center Hosting
The Company’s prior hosting contracts have been service contracts with a single performance obligation. The service the Company provided primarily included hosting the customers’ miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. The Company had one data center hosting contract with a customer, which expired in February 2024, for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The Company recorded miner hosting revenue of $0 and $0.8 million during the three and six months ended June 30, 2024, respectively, and $1.7 million and $4.0 million during the three and six months ended June 30, 2023, respectively.

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
ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted and the Company has elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the consolidated balance sheet as of June 30, 2024.
As a result of adopting ASU 2023-08 on January 1, 2024, the Company measures digital currency at fair value as of each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition policy. Gains and losses from the remeasurement of digital currency are included within gain on fair value of digital currency, net in the consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital currency, net in the consolidated statements of operations. The Company recorded loss (gain) on fair value of digital currency, net of $0.7 million and $(0.6) million during the three and six months ended June 30, 2024, respectively.

Prior to the adoption of ASU 2023-08, the Company accounted for digital currency as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determined the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that was reasonably available. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited. The Company recorded impairment of digital currency of $0.7 million and $1.3 million during the three and six months ended June 30, 2023, respectively.
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

Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the three and six months ended June 30, 2024 and 2023, the Company recorded $0 impairment charges for long-lived assets.
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
Convertible Instruments
The Company accounts for its issuance of convertible debt and convertible equity instruments in accordance with applicable U.S. GAAP. In connection with that accounting, the Company assesses the various terms and features of the agreement in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 480 requires liability accounting for certain financial instruments, including shares that embody an unconditional obligation to transfer a variable number of shares, provided that the monetary value of the obligation is based solely or predominantly on one of the following three characteristics: (1) a fixed monetary amount known at inception, (2) variations in something other than the fair value of the issuer’s equity shares or (3) variations in the fair value of the issuer’s equity shares, but the monetary value to the counterparty moves in the opposite direction as the value of the issuer’s shares. In accordance with ASC 815, the Company assesses the various terms and features of the agreement to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in the current period's operating results. The Company did not have any liabilities required to be revalued in accordance with ASC 480 or ASC 815 as of June 30, 2024 or December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(1.1)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023).

(1.2)
Amendment No. 2 to Sales Agreement, dated as of May 23, 2024, by and among TeraWulf Inc., Cantor Fitzgerald & Co., ATB Capital Markets USA Inc., Compass Point Research & Trading, LLC, Northland Securities, Inc., Roth Capital Partners, LLC, Stifel Nicolaus Canada, Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2024.

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

(3.4)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of April 16, 2024 (incorporated by reference to Exhibit 3.4 of TeraWulf’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024..

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

(10.2)
Future Sales and Purchase Agreement, dated as of March 20, 2024, by and between Bitmain Technologies Delaware Limited and TeraLease LLC,(incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024)..

**10.3	Supplemental Agreement to Future Sales and Purchase Agreement, dated as of May 22, 2024, by and Between Bitmain Technologies Delaware Limited and TeraLease LLC.

(10.4)	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed on November 13, 2023).

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

August 12, 2024	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)