Form 10-Q
period 2024-09-30
TERAWULF INC.
filed 2024-11-12
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 385,907,681 shares of Common Stock outstanding as of November 11, 2024.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(In thousands, except number of shares and par value; unaudited)

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,938	$54,439
Digital currency	297	1,801
Prepaid expenses	3,091	4,540
Other receivables	4,383	1,001
Other current assets	706	806
Total current assets	32,415	62,587
Equity in net assets of investee	79,494	98,613
Property, plant and equipment, net	283,098	205,284
Right-of-use asset	10,188	10,943
Other assets	710	679
TOTAL ASSETS	$405,905	$378,106

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,770	$15,169
Accrued construction liabilities	5,040	1,526
Other accrued liabilities	7,080	9,179
Share based liabilities due to related party	—	2,500
Other amounts due to related parties	472	972
Current portion of operating lease liability	53	48
Insurance premium financing payable	—	1,803
Current portion of long-term debt	—	123,465
Total current liabilities	32,415	154,662
Operating lease liability, net of current portion	859	899
Long-term debt	—	56
TOTAL LIABILITIES	33,274	155,617

Commitments and Contingencies (See Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at September 30, 2024 and December 31, 2023; 9,566 issued and outstanding at September 30, 2024 and December 31, 2023; aggregate liquidation preference of $12,302 and $11,423 at September 30, 2024 and December 31, 2023, respectively	9,273	9,273

Common stock, $0.001 par value, 600,000,000 and 400,000,000 authorized at September 30, 2024 and December 31, 2023, respectively; 382,632,083 and 276,733,329 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	383	277
Additional paid-in capital	666,055	472,834
Accumulated deficit	(303,080)	(259,895)
Total stockholders’ equity	372,631	222,489
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$405,905	$378,106
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$27,059	$18,955	$105,066	$45,944

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	14,660	8,268	42,986	18,383
Operating expenses	729	442	2,311	1,218
Operating expenses – related party	856	779	2,619	2,015
Selling, general and administrative expenses	8,502	5,767	29,904	18,137
Selling, general and administrative expenses – related party	2,976	4,519	8,399	10,093
Depreciation	15,643	8,224	44,864	20,085
Gain on fair value of digital currency, net	(951)	—	(1,580)	—
Realized gain on sale of digital currency	—	(697)	—	(1,883)
Impairment of digital currency	—	922	—	2,231
Impairment of property, plant, and equipment	355	—	355	—
Loss on disposals of property, plant, and equipment	—	420	—	420
Total costs and expenses	42,770	28,644	129,858	70,699

Operating loss	(15,711)	(9,689)	(24,792)	(24,755)
Interest expense	(409)	(10,251)	(16,779)	(25,535)
Loss on extinguishment of debt	(4,273)	—	(6,300)	—
Other income	339	59	1,286	113
Loss before income tax and equity in net income (loss) of investee	(20,054)	(19,881)	(46,585)	(50,177)
Income tax benefit	—	—	—	—
Equity in net income (loss) of investee, net of tax	(2,679)	850	3,363	(12,613)
Loss from continuing operations	(22,733)	(19,031)	(43,222)	(62,790)
Loss from discontinued operations, net of tax	—	(68)	—	(106)
Net loss	(22,733)	(19,099)	(43,222)	(62,896)
Preferred stock dividends	(300)	(272)	(878)	(796)
Net loss attributable to common stockholders	$(23,033)	$(19,371)	$(44,100)	$(63,692)

Loss per common share:
Continuing operations	$(0.06)	$(0.09)	$(0.13)	$(0.32)
Discontinued operations	—	—	—	—
Basic and diluted	$(0.06)	$(0.09)	$(0.13)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	382,086,768	221,718,367	337,999,865	199,259,314

See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of June 30, 2024	9,566	$9,273	374,456,722	$374	$656,941	$(280,347)	$386,241
Warrant exercise	—	—	2,292,200	2	2,290	—	2,292
Common stock offering, net of issuance costs	—	—	3,546,036	4	15,516	—	15,520
Stock-based compensation expense and issuance of stock	—	—	4,772,478	3	2,405	—	2,408
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(2,435,353)	—	(11,097)	—	(11,097)
Net loss	—	—	—	—	—	(22,733)	(22,733)
Balances as of September 30, 2024	9,566	$9,273	382,632,083	$383	$666,055	$(303,080)	$372,631

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$(259,895)	$222,489
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08 (See Note 2)	—	—	—	—	—	37	37
Warrant exercise	—	—	31,534,861	31	4,162	—	4,193
Common stock offering, net of issuance costs	—	—	67,368,125	68	189,146	—	189,214
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	2,500
Stock-based compensation expense and issuance of stock	—	—	9,912,624	6	14,175	—	14,181
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(4,000,045)	—	(16,761)	—	(16,761)
Net loss	—	—	—	—	—	(43,222)	(43,222)
Balances as of September 30, 2024	9,566	$9,273	382,632,083	$383	$666,055	$(303,080)	$372,631

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (CONTINUED)
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of June 30, 2023	9,566	$9,273	216,055,887	$216	$355,600	$(230,271)	$134,818
Warrant exercise	—	—	1,610,184	1	13	—	14
Common stock offering, net of issuance costs	—	—	10,850,699	11	21,775	—	21,786
Common stock issued for share based liabilities due to related party	—	—	2,460,513	2	14,998	—	15,000
Stock-based compensation expense and issuance of stock	—	—	1,245,049	2	1,413	—	1,415
Net loss	—	—	—	—	—	(19,099)	(19,099)
Balances as of September 30, 2023	9,566	$9,273	232,222,332	$232	$393,799	$(249,370)	$153,934

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	16,036
Warrant offerings	—	—	—	—	14,991	—	14,991
Warrant exercise	—	—	27,258,005	27	3,500	—	3,527
Common stock offering, net of issuance costs	—	—	54,663,601	55	54,079	—	54,134
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	4,705
Common stock issued for share based liabilities due to related party	—	—	2,460,513	2	14,998	—	15,000
Stock-based compensation expense and issuance of stock	—	—	3,084,780	3	4,023	—	4,026
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(500,494)	—	(852)	—	(852)
Net loss	—	—	—	—	—	(62,896)	(62,896)
Balances as of September 30, 2023	9,566	$9,273	232,222,332	$232	$393,799	$(249,370)	$153,934
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands; unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,222)	$(62,896)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	10,931	14,316
Related party expense to be settled with respect to common stock	—	2,502
Common stock issued for interest expense	—	26
Stock-based compensation expense	14,181	4,023
Depreciation	44,864	20,085
Amortization of right-of-use asset	755	750
Revenue recognized from digital currency mined and hosting services	(104,461)	(41,936)
Gain on fair value of digital currency, net	(1,580)	—
Realized gain on sale of digital currency	—	(1,883)
Impairment of digital currency	—	2,231
Proceeds from sale of digital currency	97,559	52,570
Digital currency paid as consideration for services	278	—
Impairment of property, plant, and equipment	355	—
Loss on disposals of property, plant, and equipment	—	420
Loss on extinguishment of debt	6,300	—
Equity in net (income) loss of investee, net of tax	(3,363)	12,613
Loss from discontinued operations, net of tax	—	106
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,449	2,735
Increase in other receivables	(3,382)	(2,723)
Decrease (increase) in other current assets	336	(97)
(Increase) decrease in other assets	(148)	69
Increase (decrease) in accounts payable	499	(3,936)
Decrease in other accrued liabilities	(2,499)	(3,463)
Decrease in other amounts due to related parties	(515)	(2,396)
Decrease in operating lease liability	(35)	(31)
Net cash provided by (used in) operating activities from continuing operations	18,302	(6,915)
Net cash provided by operating activities from discontinued operations	—	283
Net cash provided by (used in) operating activities	18,302	(6,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture	—	(2,845)
Purchase of and deposits on plant and equipment	(114,307)	(41,392)
Proceeds from sale of digital currency	31,911	—
Net cash used in investing activities	(82,396)	(44,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(139,401)	—
Payments of prepayment fees associated with early extinguishment of long-term debt	(1,261)	—
Proceeds from insurance premium and property, plant and equipment financing	211	790
Principal payments on insurance premium and property, plant and equipment financing	(2,103)	(2,613)
Proceeds from issuance of common stock, net of issuance costs paid of $663 and $1,051	188,715	57,664
Proceeds from exercise of warrants	4,193	2,500
Payments of tax withholding related to net share settlements of stock-based compensation awards	(16,761)	(852)
Proceeds from issuance of convertible promissory note	—	1,250
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	—	(9,598)
Net cash provided by financing activities	33,593	49,141

Net change in cash and cash equivalents	(30,501)	(1,728)
Cash and cash equivalents at beginning of period	54,439	8,323
Cash and cash equivalents at end of period	$23,938	$6,595

Cash paid during the period for:
Interest	$6,955	$15,542
Income taxes	$—	$—
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – ORGANIZATION
Organization
TeraWulf Inc. (“TeraWulf” or the “Company”) is a digital asset technology company with a core business of digital infrastructure and energy development to enable sustainable data center operations. TeraWulf’s principal business consists of developing and operating purpose-built digital infrastructure currently supporting bitcoin mining loads in the United States that are fueled by predominantly clean, low cost and reliable power sources. The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using application-specific integrated circuit computers (“ASIC” or “miners”) owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. In 2024, the Company established WULF Compute as its internal innovation center, with a specific focus on the research, development, and deployment of its expansive and scalable digital infrastructure intended to support a broader high-performance computing (“HPC”) initiative, strategically aimed at diversifying the Company’s revenue streams. Given the increasing demand from high density compute loads, the Company's assets are well positioned to supply energy infrastructure targeting low cost, predominantly zero-carbon power. While the Company may choose to mine other digital currencies, it has no plans to do so currently.
As of September 30, 2024, TeraWulf owned and operated, either independently or through a joint venture, two bitcoin mining facilities: the Lake Mariner Facility located in upstate New York (the “Lake Mariner Facility”) and the Nautilus Cryptomine Facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”). The Company’s wholly-owned Lake Mariner Facility began mining bitcoin in March 2022 and, as of September 30, 2024, the Company has energized four buildings and infrastructure comprising approximately 195 MW of capacity. The Nautilus Cryptomine Facility, which has been developed and constructed through a joint venture (see Note 11), commenced mining operations in February 2023 and, in April 2023, achieved full energization of the Company’s allotted infrastructure capacity of 50 MW. On October 2, 2024, the Company sold its entire 25% equity interest in the joint venture which owns the Nautilus Cryptomine Facility.
On December 13, 2021, TeraWulf Inc. completed a strategic business combination (the “Merger”) with IKONICS Corporation (“IKONICS”), a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. IKONICS’ traditional business was the development and manufacturing of high-quality photochemical imaging systems for sale primarily to a wide range of printers and decorators of surfaces. As of the date of the Merger, TeraWulf classified the IKONICS business as held for sale and discontinued operations in its condensed consolidated financial statements. During the year ended December 31, 2023, the Company completed sales of substantially all of IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of such interim results. All intercompany balances and transactions have been eliminated.
The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete presentation of annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service. During the three and nine months ended September 30, 2024, revenue from mining was $27.1 million and $104.3 million, respectively, as compared to $17.2 million and $40.1 million during the three and nine months ended September 30, 2023, respectively
Data Center Hosting
The Company had one data center hosting contract which was a service contract with a single performance obligation and for which the quoted price of bitcoin in the Company’s principal market at the time of contract inception was approximately $38,000. The service the Company provided primarily included hosting the customer’s miners in a physically secure data center with electrical power, internet connectivity, ambient air cooling and available maintenance resources. The Company’s data center hosting contract expired in February 2024. The Company recorded miner hosting revenue of $0 and $0.8 million during the three and nine months ended September 30, 2024, respectively, and $1.8 million and $5.8 million during the three and nine months ended September 30, 2023, respectively.
Power Curtailment Credits
Proceeds related to participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations in the period corresponding to the underlying associated demand response program period. The Company recorded demand response program amounts of approximately $4.1 million and $7.3 million during the three and nine months ended September 30, 2024, respectively, and $1.7 million and $2.5 million during the three and nine months ended September 30, 2023, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $23.9 million and $54.4 million, respectively.
The Company currently maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of September 30, 2024, the Company’s bank balance that exceeded the FDIC insurance limit was $10.7 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$37	$—
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$—	$35,792
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$12,633	$6,081
Purchases of and deposits on plant and equipment with digital currency	$316	$269
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$—	$452
Convertible promissory notes converted to common stock	$—	$4,666
Common stock issued for share based liabilities due to related party	$2,500	$15,000
Common stock warrants issued for discount on long-term debt	$—	$16,036
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$—	$6,867
Decrease to investment in joint venture due to bitcoin received as distributions from investee	$22,482	$11,682
Common stock reacquired in exchange for warrants	$—	$12,479
Digital currency
Digital currency is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as in exchange for data center hosting services which are accounted for in connection with the Company’s revenue recognition policy disclosed above. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture. Digital currency is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital currency to support operations within the next twelve months.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangible – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Crypto assets that meet all the following criteria are within the scope of the Accounting Standards Codification (“ASC”) 350-60:
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted and the Company has elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the condensed consolidated balance sheet as of January 1, 2024.
As a result of adopting ASU 2023-08 on January 1, 2024, the Company measures digital currency at fair value as of each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition policy. Gains and losses from the remeasurement of digital currency are included within gain on fair value of digital currency, net in the condensed consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital currency, net in the condensed consolidated statements of operations. The Company recorded gain on fair value of digital currency, net of $1.0 million and $1.6 million during the three and nine months ended September 30, 2024, respectively.
Prior to the adoption of ASU 2023-08, the Company accounted for digital currency as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determined the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that was reasonably available. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited. The Company recorded impairment of digital currency of $0.9 million and $2.2 million during the three and nine months ended September 30, 2023, respectively.
Digital currency received as noncash consideration through the Company’s mining activities are included as an adjustment to reconcile net loss to cash provided by (used in) operating activities in the condensed consolidated statements of cash flows. The receipt of digital currency as distributions-in-kind from equity investees are included within supplemental disclosures of noncash investing activities. Prior to the repayment of the Term Loans in July 2024 (see Note 9) proceeds from sales of digital currency were included within cash flows from operating activities in the condensed consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Subsequently, proceeds from sales of digital currency are included within cash flows from investing activities in the condensed consolidated statements of cash flows as bitcoin has not been converted nearly immediately into cash.
Concentrations
The Company and its joint venture have primarily contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue did not exceed 10% for any one data center hosting customer for the three and nine months ended September 30, 2024. Revenue from one data center hosting customer represented 9.5% and 12.7% of consolidated revenue for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company only operated bitcoin mining facilities; however, the Company has targeted an initial commitment for an allocation of a 2.5 MW power block at the Lake Mariner Facility intended to support a broader HPC initiative and is also constructing a 20 MW colocation project at the Lake Mariner Facility capable of supporting 16 MW of critical IT load with liquid cooling and redundancy requirements typical of a Tier 3 data center. While the Company may choose to mine other digital currencies, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Income
Other income consists primarily of interest income on bank deposits. For the three and nine months ended September 30, 2023, other income also included $0 and $39,000 related to a disgorgement of short-swing profits arising from trades by a non-management insider under Section 16(b) of the Securities and Exchange Act of 1934.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of common stock is computed by dividing the Company’s net loss attributed to common stockholders (adjusted for preferred stock dividends declared or accumulated) by the weighted average number of shares of common stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on common stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into common stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. The Company’s dilutive instruments or participating securities as of September 30, 2024 and December 31, 2023 include convertible preferred stock, common stock warrants and restricted stock units (“RSUs”) issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of September 30, 2024, the Company would issue approximately 1.2 million shares of Common Stock. As of September 30, 2024, Common Stock warrants outstanding were 17,585,781 with a weighted average strike price of $1.39 and total RSUs outstanding were 4,240,313.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group (“CODM”) is composed of the chief executive officer, chief operating officer and chief strategy officer. As of September 30, 2024, the Company has one operating segment, as defined, which is the Digital Currency Mining segment. The Company’s mining operations are located in the United States, and the Company has employees only in the United States and views its mining operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.
Recently Issued Accounting Pronouncements
The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of such change to its Condensed Consolidated Financial Statements and assures that there are proper controls in place to ascertain that the Company’s Condensed Consolidated Financial Statements properly reflect the change.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to enhance reportable segment disclosures by requiring disclosures of significant segment expenses regularly provided to the chief operating decision maker ("CODM”), requiring disclosure of the title and position of the CODM and explanation of how the reported measures of segment profit and loss are used by the CODM in assessing segment performance and allocation of resources. ASU 2023-07 is effective for fiscal years beginning after December 31, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet quantitative thresholds and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.
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
In August 2022, RM 101 sold certain property for net sales proceeds of $13.2 million with certain indemnifications that expired in February and August 2023. During the nine months ended September 30, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $9.6 million. Additionally, the Company made payments of the CVR liability of $1.4 million in November 2023 such that as of December 31, 2023, the Company had made all of the aggregate required distributions of $11.0 million of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.
Upon acquisition, the RM 101 business met the assets held-for-sale and discontinued operations criteria and is reflected as discontinued operations held for sale in these condensed consolidated financial statements. The loss from discontinued operations, net of tax presented in the condensed consolidated statements of operations included immaterial selling, general and administrative, and was $68,000 and $106,000 for the three and nine months ended September 30, 2023, respectively. The Company reported no loss from discontinued operations, net of tax for the three and nine months ended September 30, 2024. Total cash flows provided by operating activities from discontinued operations was $0 and $0.3 million in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2024 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Digital currency	$297	$297	$—	$—
	$297	$297	$—	$—
The carrying values of cash and cash equivalents, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of September 30, 2024 and December 31, 2023, except for (i) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 14), in connection with a Common Stock exchange agreement and on a standalone basis, (ii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 14) and (iii) the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11). The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued except as discussed for warrants issued in connection with the Term Loans (as defined in Note 9) and to value the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 5 – BITCOIN
The following table presents information about the Company’s bitcoin holdings for the nine months ended September 30, 2024 and September 30, 2023, respectively (in thousands, except for quantity of bitcoin):

	Quantity	Amount
Balance as of December 31, 2023	43	$1,801
Cumulative effect of change in accounting principle	—	37
Balance as of January 1, 2024	43	1,838
Revenue recognized from digital currency mined and hosting services	1,757	104,461
Bitcoin received as distributions from investee	390	22,482
Gains from remeasurement, net	—	1,580
Dispositions	(2,174)	(129,470)
Digital currency paid as consideration for services	(4)	(278)
Bitcoin issued for purchases of and deposits on plant and equipment	(7)	(316)
Balance as of September 30, 2024	5	$297

Cost basis of bitcoin as of September 30, 2024(1)		$309

	Quantity	Amount
Balance as of January 1, 2023	11	$183
Bitcoin received from mining pool and hosting services	1,559	41,936
Bitcoin received as distributions from investee	422	11,682
Impairment	—	(2,231)
Dispositions	(1,960)	(50,687)
Bitcoin issued for purchases of and deposits on plant and equipment	(9)	(269)
Balance as of September 30, 2023	23	$614
(1) Prior to the adoption of ASU 2023-08 on January 1, 2024, the carrying value of bitcoin represents the post-impairment value of all bitcoin held. After the adoption of ASU 2023-08 the cost basis of bitcoin represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized gains on sales of digital currency, net(2)	$989	$697	$1,548	$1,883
(2) Bitcoin is sold on a first in, first out (FIFO) basis. During the three and nine months ended September 30, 2024, realized net gains are included in gain on fair value of digital currency, net in the condensed consolidated statements of operations.

The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of September 30, 2024, the Company held no other digital currency.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Miners	$203,247	$100,531
Construction in process	29,133	24,578
Leasehold improvements	91,218	62,850
Equipment	29,628	15,736
Vehicles	104	104
Deposits on miners	9,360	36,469
	362,690	240,268
Less: accumulated depreciation	(79,592)	(34,984)
	$283,098	$205,284
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $0 and $2.2 million for the three and nine months ended September 30, 2023, respectively. The Company capitalized no interest costs during the three and nine months ended September 30, 2024.
Depreciation expense was $15.6 million and $44.9 million for the three and nine months ended September 30, 2024, respectively, and $8.2 million and $20.1 million for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded accelerated depreciation expense of $0 and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 30, 2024.
In September 2024, the Company entered into certain sales agreements to sell 1,200 miners for proceeds of $0.2 million. The miners were transferred to the buyer in October 2024. As of September 30, 2024, the miners were classified as held for sale included in other current assets in the condensed consolidated balance sheet. The Company recorded an impairment loss of $0.4 million during the three and nine months ended September 30, 2024 for the excess of the carrying amount of the miners over the fair value less cost to sell, which was included in impairment of property, plant, and equipment in the condensed consolidated statements of operations. The Company recorded no impairment during the three and nine months ended September 30, 2023.
NOTE 7 – LEASES
In May 2021, the Company entered into a ground lease (as amended from time to time, the “Ground Lease”), related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease includes fixed payments and variable payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease has a term of eight years and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. The Ground Lease, which is classified as an operating lease, was remeasured as of the date of the second amendment in July 2022, utilizing a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date. Upon expiration of the lease, the buildings and improvements on the premises will revert to the landlord in good order.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
For the three and nine months ended September 30, 2024, the Company recorded operating lease expense of $0.3 million and $1.0 million, respectively, including contingent expense of $0.1 million and $0.2 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments of $0.1 million and $0.2 million during the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, the Company recorded operating lease expense of $0.3 million and $1.0 million, respectively, including contingent expense of $37,000 and $0.1 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments of $0.2 million and $0.8 million, respectively. The remaining lease term based on the terms of the amended Ground Lease as of September 30, 2024 is 9.7 years.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating lease liabilities as of September 30, 2024 (in thousands):

Year ending December 31:
Remaining period in 2024	$41
2025	163
2026	163
2027	163
2028	163
Thereafter	882
$1,575
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2024 follows (in thousands):

Undiscounted cash flows of the operating lease	$1,575
Unamortized discount	663
Total operating lease liability	912
Current portion of operating lease liability	53
Operating lease liability, net of current portion	$859
As of September 30, 2024 and December 31, 2023, the Company was not a counterparty to any finance leases.
On October 9, 2024, the Company terminated the Ground Lease and entered into a new ground lease with the same related party counterparty (the “New Ground Lease”) related to the Lake Mariner Facility which expanded the acreage of real property as compared to the Ground Lease for the purposes of cryptocurrency mining and HPC co-location data center hosting operations. The New Ground Lease includes fixed and variable payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises and has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional periods of five years each unless the Company provides written notice to terminate the New Ground Lease at least six months prior to the expiration of the initial term lease or the then-current renewal term. Upon expiration of the New Ground Lease, the buildings and improvements on the premises will revert to the landlord in good order. As consideration for the termination of the Ground Lease and entering into the New Ground Lease, the Company issued 20 million shares of the Company’s Common Stock and paid $12 million in cash to the parent company of the counterparty in October 2024.
NOTE 8 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0% for each of the three and nine months ended September 30, 2024 and 2023. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of September 30, 2024 and 2023, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of September 30, 2024 and December 31, 2023 for the amount of deferred tax assets that will not be realized.
The Company has no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and nine months ended September 30, 2024 and 2023.
NOTE 9 – DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Term loan	$—	$139,401
Debt issuance costs and debt discount	—	(15,970)
Property, plant and equipment finance agreement	—	90
	—	123,521
Less long-term debt due within one year	—	123,465
Total long-term debt, net of portion due within one year	$—	$56
On December 1, 2021, the Company entered into a Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust, National Association as administrative agent, which was subsequently amended in 2022 and 2023 and consisted of total Term Loans of $146.0 million (the “Term Loans”) with an interest rate of 11.5% and a maturity date of December 1, 2024.
Subsequent to an amendment to the LGSA in March 2023 (the “Fifth Amendment”), the Company was required to pay amounts subject to an excess cash flow sweep, as defined, on a quarterly basis which automatically extended to the maturity of the Term Loans in the event the Company repaid at least $40.0 million of the principal balance of the Term Loans by April 1, 2024, which the Company did in February 2024. Interest payments were due quarterly in arrears prior to the Fifth Amendment and were due monthly in arrears subsequent to the Fifth Amendment. The Company had the option to prepay all or any portion of the Term Loans in increments of at least $5.0 million subject to certain prepayment fees equal to an amount of 2% of the prepaid principal, applicable to 85% of the outstanding principal. Certain events, as described in the LGSA, required mandatory prepayment.
The Company made no repayments on the principal balance of the Term Loans during the three and nine months ended September 30, 2023. During the fourth quarter of 2023, the Company repaid $6.6 million of the outstanding principal balance of the Term Loans which represented the excess cash flow sweep for the quarter ended September 30, 2023. As of December 31, 2023, certain of the investors in the Term Loans were related parties due to cumulative voting control by members of the Company’s management and an individual who was then a member of the Company’s board of directors. The outstanding principal amounts under the Term Loans held by related party entities were $12.9 million as of December 31, 2023. During the three and nine months ended September 30, 2024, the Company repaid $75.8 million and $139.4 million of the principal balance of the Term Loans, respectively, including voluntary prepayments of $56.0 million and $74.5 million, respectively. In connection with the voluntary prepayments, the Company recorded a loss on extinguishment of debt of $4.3 million and $6.3 million, respectively, which is included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024, consisting of $1.0 million and $1.3 million of prepayment fees, respectively, and the immediate write-off of $3.3 million and $5.0 million, respectively, of unamortized debt discount associated with the principal repaid. The Company has fully repaid the principal balance of the Term Loans as of September 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In 2022, in connection with First and Third Amendments to the LGSA, the Company issued warrants to the lenders to purchase 8,455,410 shares of Common Stock at $0.01 per share. During the three and nine months ended September 30, 2023, 1,610,184 and 2,740,587 warrants issued in connection with the LGSA, respectively, were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $16,000 and $27,000, respectively. In March 2023, in connection with the Fifth Amendment to the LGSA the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the common stock issuable upon exercise of the warrants described above.
During the three and nine months ended September 30, 2024, 2,292,200 and 31,534,861 warrants issued in connection with the LGSA, respectively, were exercised for issuance of the same number of shares of Common Stock, comprising 0 and 27,617,539 Penny Warrants, respectively, and 2,292,200 and 3,917,322 Dollar Warrants, respectively, for aggregate proceeds to the Company of $2.3 million and $4.2 million, respectively. All warrants granted by the Company as a component of debt transactions are classified as equity in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
In connection with the Term Loans under the LGSA, the Company issued to the holders of the Term Loans certain shares of Common Stock, warrants to purchase shares of Common Stock and incurred issuance costs and up front fees, which included $29.8 million in December 2021 in connection with the original issuance, $3.5 million in July 2022 in connection with the First Amendment, $2.9 million in October 2022 in connection with the Third Amendment, and $16.0 million in March 2023 in connection with the Fifth Amendment. These amounts represented debt issuance costs and debt discount which were being amortized as an adjustment of interest expense over the term of the LGSA.
During the three and nine months ended September 30, 2024, the Company amortized total debt issuance costs and debt discount of $0.2 million and $10.9 million, respectively, which was recorded as interest expense in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company amortized total debt issuance costs and debt discount of $6.0 million and $16.0 million, respectively, of which $6.0 million and $14.3 million, respectively, was recorded as interest expense in the condensed consolidated statements of operations, $0 and $1.2 million, respectively, was capitalized interest in property, plant and equipment, net in the condensed consolidated balance sheet, and $0 and $0.5 million, respectively, was capitalized interest in equity in net assets of investee in the condensed consolidated balance sheet. In connection with the voluntary prepayments of the LGSA, the Company wrote-off unamortized debt discount $3.3 million and $5.0 million during the three and nine months ended September 30, 2024, respectively, which is included in loss on extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024
NOTE 10 – CONVERTIBLE PROMISSORY NOTES
In November 2022, the Company issued convertible promissory notes (the “Convertible Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). In December 2022, the Company amended the Convertible Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Note conversion price. As a result of a private placement which was a Qualified Financing, the conversion price was $0.40 per share of Common Stock. In January 2023, the Convertible Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 14). In March 2023, the Convertible Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
NOTE 11 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”) which was subsequently amended in August 2022 (the “A&R Nautilus Agreement”) and March 2023 (the “Second A&R Nautilus Agreement”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which includes an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”), currently with a related party of Talen and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. Pursuant to the Second A&R Nautilus Agreement, as of September 30, 2024, the Company held a 25% equity interest in Nautilus and Talen held a 75% equity interest in Nautilus, each subject to adjustment based on relative capital contributions.
The Nautilus Cryptomine Facility initially required 200 MW of electric capacity. Prior to May 13, 2024, the Company had the option to expand the energy requirement of the Nautilus Cryptomine Facility by up to 50 MW, funded solely by the Company. In February 2024, the Company exercised its election to expand the energy requirements of the Nautilus Cryptomine Facility by an additional 50 MW. The expansion of energy requirements of the Nautilus Cryptomine Facility had not occurred as of September 30, 2024.
In March 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus to the Talen Member for $85.0 million in cash, subject to a customary working capital adjustment (the “Nautilus Sale”). In connection with the Nautilus Sale, Nautilus transferred to the Company all of Nautilus’ right, title and interest in and to all of its miners, including miners contributed by the Talen Member, as well as certain other related equipment owned by Nautilus. The Nautilus Sale included customary representations and warranties and customary covenants, including, among others, that the Talen Member will pay to the Company 25% of the net proceeds received in excess of $300.0 million in the aggregate in any future sale of all or substantially all of the assets, or a majority of the equity interests of Nautilus.
The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0 and $0.9 million for the three and nine months ended September 30, 2023, respectively. The Company capitalized no interest costs for the three and nine months ended September 30, 2024.
Distributions were made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $22.5 million and $11.7 million during the nine months ended September 30, 2024 and 2023, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nautilus was a variable interest entity accounted for using the equity method of accounting. The table below summarizes the Company’s interest in Nautilus and the Company’s maximum exposure to loss as a result of its involvement with the VIE as of September 30, 2024 (in thousands, except for percentages):

Entity	% Ownership	Initial Investment	Additional Investment, Net	Net loss Inception to Date	Company’s Variable Interest in Entity	Commitment to Future Additional Contributions	Company’s Maximum Exposure to Loss in Entity (1)
Nautilus	25.0%	$18,000	$84,671	$23,177	$79,494	$—	$79,494
(1)The maximum exposure at September 30, 2024 is determined by adding the Company’s variable interest in the entity and any explicit or implicit arrangements that could require the Company to provide additional financial support. The amount represents the contractually required capital contributions of the Company which were required for the initial phase of the Nautilus Cryptomine Facility buildout.
In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen is responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounted for its interest in Nautilus as an equity method investment and the change in ownership percentage did not impact the Company’s method of accounting or basis. Therefore, there was a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture.
The condensed results of operations for the three and nine months ended September 30, 2024 and 2023 and the condensed financial position as of September 30, 2024 and December 31, 2023 of Nautilus are summarized below (in thousands):

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
	2024	2023	2024	2023
Condensed statement of operations information:
Revenue	$19,321	$29,106	$90,530	$70,929
Operating expense	25,711	27,619	78,461	67,646
Net income (loss)	$(6,390)	$1,487	$12,069	$3,283

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	September 30, 2024 (1)	December 31, 2023 (1)
Condensed balance sheet information:
Current assets	$11,124	$12,406
Noncurrent assets	134,217	171,245
Total assets	$145,341	$183,651

Current liabilities	$12,816	$13,149
Noncurrent liabilities	29,434	29,493
Equity	103,091	141,009
Total liabilities and equity	$145,341	$183,651
(1)The condensed statements of operations information for the three and nine months ended September 30, 2024 and 2023 and the condensed balance sheet information as of September 30, 2024 and December 31, 2023 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continued to be recorded at historical value on the accompanying condensed consolidated balance sheets.
During the nine months ended September 30, 2023, the Company, as allowed under the A&R Nautilus Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Facility, including certain miners that had yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.5 million, the book value of the miners in Nautilus’ books and records, in the condensed consolidated balance sheet as of December 31, 2023 and recorded a loss of $0 and $13.6 million as a component of equity in net loss of investee, net of tax in the condensed consolidated statement of operations during the three and nine months ended September 30, 2023, respectively.
As contemplated in the A&R Nautilus Agreement, members were allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the nine months ended September 30, 2023, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million. Accordingly, as of September 30, 2023, the Company increased the equity in net assets of investee balance by $36.7 million and reduced the property, plant and equipment, net balance by the same amounts in the condensed consolidated balance sheet.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.
Bitmain Miner Purchase Agreements
In March 2024, the Company entered into a Future Sales and Purchase Agreement (the “March 2024 Bitmain Purchase Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) for the purchase of 5,000 S21 miners for a total purchase price of $17.5 million which was fully paid during the nine months ended September 30, 2024. The March 2024 Bitmain Purchase Agreement also provides the Company the right, but not the obligation, to purchase up to an additional 6,000 PH (approximately 30,000 miners), pursuant to certain payment timing conditions, by December 31, 2024 for a purchase price of $96.0 million (“Bitmain Call Option”). Pursuant to the Bitmain Call Option, the Company paid $9.6 million, calculated as 10% of the purchase price, as consideration for the Bitmain Call Option during the nine months ended September 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In May 2024, the Company entered into a Supplemental Agreement with Bitmain Delaware to amend certain terms of the March 2024 Bitmain Purchase Agreement by modifying the type of miners to be purchased under the Bitmain Call Option from the S21 model to the upgraded S21 Pro model. The purchase price increased to $112.3 million for approximately 30,000 units (a new total of 7,020 PH), an incremental $16.3 million over the initial Bitmain Call Option price. In relation to the Supplemental Agreement, the Company paid Bitmain Delaware an additional $1.6 million, calculated as 10% of the incremental purchase price, for a total payment of $11.2 million (the “Call Option Fee”). The Call Option Fee shall be applied to the settlement of future down payments of purchases under the Bitmain Call Option, in whole or in part in proportion to the ratio of quantity to be purchased to the maximum PH available under the Bitmain Call Option.
In May 2024, the Company exercised an option pursuant to the Bitmain Call Option to purchase 5,000 S21 Pro units and paid Bitmain Delaware an additional $16.8 million for these units. In October 2024, the Company exercised an option pursuant to the Bitmain Call Option to purchase 10,600 S21 Pro units and paid Bitmain Delaware an additional $35.7 million for these units. In October 2024, the Company entered into an agreement to sell 3,200 S21 Pro units to a third party for a purchase price of $12.0 million.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
No dividends were paid during the nine months ended September 30, 2024 and 2023. Cumulative dividends of $2.7 million were accumulated and accreted to liquidation preference as of September 30, 2024. As of September 30, 2024, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $12.3 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.2 million shares of Common Stock.
NOTE 14 – COMMON STOCK
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of the Company’s Common Stock from 400,000,000 to 600,000,000. Consequently, as of September 30, 2024, TeraWulf’s Certificate of Incorporation provides for authorized shares of 700,000,000, divided into (a) 600,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of September 30, 2024.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
During the three and nine months ended September 30, 2024, the Company sold 3,546,036 and 67,368,125 shares of Common Stock, respectively, pursuant to the ATM Program for net proceeds of $15.5 million and $189.4 million, respectively. During the three and nine months ended September 30, 2023, the Company sold 10,850,699 and 13,898,895 shares of Common Stock, respectively, pursuant to the ATM Program for net proceeds of $21.8 million and $27.0 million, respectively. As of September 30, 2024, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $87.1 million.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the Unit Subscription Agreements, the Company sold 7,481,747 units, each consisting of one share of the Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between the Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. As of September 30, 2024, there were 7,481,747 of the October Warrants outstanding. All warrants granted by the Company to date are classified as equity.
No dividends were declared during the nine months ended September 30, 2024 and 2023.
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. As of September 30, 2024, the Company had not issued stock options. Additionally, during the three and nine months ended September 30, 2024 the Company issued 27,811 and 112,428 shares of Common Stock, respectively, to Board of Director members for payment of quarterly fees in lieu of cash payments. For the three and nine months ended September 30, 2024, stock-based compensation expense was $2.4 million and $14.2 million, respectively. For the three and nine months ended September 30, 2023, stock-based compensation expense was $1.4 million and $4.0 million, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the activities for unvested Company RSUs granted to employees and Board of Directors members during the nine months ended September 30, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	3,952,749	$1.26
Granted	7,371,700	$1.85
Vested	(8,810,418)	$1.39
Forfeited/canceled	—	$-
Unvested as of September 30, 2024	2,514,031	$2.48
RSUs granted as set out in the table above include RSUs representing 4,197,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Company’s Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. The requisite service period for RSUs is between one and three years. As of September 30, 2024, there was $3.5 million of unrecognized compensation cost related to unvested RSUs granted to employees and Board of Directors members. The amount is expected to be recognized over a weighted average period of 0.4 years.
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding Board of Directors members, during the nine months ended September 30, 2024:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023	2,389,392	$0.79
Granted	350,000	$2.49
Vested	(989,778)	$0.92
Forfeited/canceled	(23,332)	$0.67
Unvested as of September 30, 2024	1,726,282	$1.09
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of September 30, 2024, there was $1.3 million of unrecognized compensation cost related to unvested non-employee, excluding Board of Director members, RSUs. The amount is expected to be recognized over a weighted average period of 1.0 year.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the nine months ended September 30, 2024 and 2023, the Company paid Beowulf E&D $11.2 million and $16.4 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility which were passed through at cost. For the three and nine months ended September 30, 2024, selling, general and administrative expenses – related party in the condensed consolidated statements of operations includes $3.0 million and $8.4 million, respectively, and operating expenses – related party in the condensed consolidated statements of operations includes $0.5 million and $1.6 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. For the three and nine months ended September 30, 2023, selling, general and administrative expenses – related party in the condensed consolidated statements of operations includes $4.5 million and $10.1 million, respectively, and operating expenses – related party in the condensed consolidated statements of operations includes $0.5 million and $1.0 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of September 30, 2024, $0.8 million is included in prepaid expenses, $0.4 million is included in other amounts due to related parties and $0.4 million is included in property, plant and equipment, net in the condensed consolidated balance sheet. As of December 31, 2023, $0.7 million is included in prepaid expenses, $1.0 million is included in amounts due to related parties and $6.6 million is included in property, plant and equipment, net in the condensed consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Services Agreement also provides for performance-related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of its Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Additionally, once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, TeraWulf agreed to issue additional awards of shares of TeraWulf Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. The first performance milestone of 100 MW of mining load deployed by the mining facilities was met in April 2023 and the Company recorded performance milestone expense related to this milestone of $0 and $0.4 million included in selling, general and administrative expense – related party in the condensed consolidated statement of operations for each of the three and nine months ended September 30, 2023, respectively. In September 2023, the Company and Beowulf E&D agreed to settle the then outstanding $15.0 million share based liabilities due to related party by issuing 2,460,513 shares of the Company’s Common Stock with a fair value of $3.4 million and the Company recorded the remaining reduction to the share based liabilities to related party of $11.6 million to additional paid-in capital during each of the three and nine months ended September 30, 2023. In July 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities would be met by December 2023. Accordingly, the Company recognized $2.5 million in share based liabilities due to related party in the condensed consolidated balance sheet as of December 31, 2023. During the nine months ended September 30, 2024, the Company issued 1,083,189 shares of the Company’s Common Stock with a fair value of $2.5 million to settle the share based liabilities due to related party. The Company recorded no performance milestone expense for the three and nine months ended September 30, 2024.
NOTE 17 – SUBSEQUENT EVENTS
On October 23, 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. As of November 12, 2024, the Company has repurchased 17,968,750 shares of its Common Stock for approximately $115.0 million.
On October 25, 2024, the Company completed a private offering of 2.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes were sold under a purchase agreement, dated as of October 23, 2024, entered into by and between the Company and Cantor as representative of the several initial purchasers named therein (the “Initial Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate principal amount of notes sold in the offering was $500.0 million, which includes $75.0 million aggregate principal amount of notes issued pursuant to an option to purchase additional notes granted to the Initial Purchasers under the purchase agreement, which the Initial Purchasers exercised in full on October 24, 2024 and which additional purchase was completed on October 25, 2024.
The notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the notes were approximately $487.1 million after deducting the Initial Purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used approximately $60 million of the net proceeds from the sale of the notes to pay the cost of certain capped call transactions and intends to use the remainder for general corporate purposes, which may include working capital, strategic acquisitions, expansion of data center infrastructure to support high-performance computing activities and expansion of existing assets.

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
Overview
We are a premier owner and operator of purpose-built digital infrastructure currently supporting bitcoin mining loads. With a strong commitment to utilizing predominantly zero-carbon energy, we are focused on sustainable, environmentally conscious data center operations in the United States. By leveraging clean, affordable, and reliable energy sources, we aim to drive long-term sustainability within the digital infrastructure sector.
We operate digital infrastructure through our Lake Mariner facility, located in upstate New York (the “Lake Mariner Facility”). Situated on an expansive site along the shores of Lake Ontario, adjacent to a now decommissioned coal-fired power plant, this facility has the capacity to scale up to 500 megawatts (“MW”), and potentially up to 750 MW with certain transmission upgrades. Uniquely optimized for both bitcoin mining and high-performance computing (“HPC”) workloads, the Lake Mariner Facility is well-positioned to meet the growing demand for compute-intensive applications. We believe this dual-purpose strategy enhances operational efficiency and diversifies our revenue streams.
Revenue Structure
We are primarily engaged in, and all of our revenues are derived from, bitcoin mining for our own account. Our digital asset mining involves solving complex cryptographic algorithms that validate transactions on the bitcoin blockchain— a process known as “mining.” Competing on a global scale, we aim to complete new blocks on the blockchain to secure bitcoin rewards. With a large fleet of high-performance miners, primarily sourced from Bitmain Technologies Limited, we strive to increase bitcoin production while continuously enhancing operational efficiencies to reduce costs. We generate revenue by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions using application-specific integrated circuit computers (“ASIC” or “miners”) owned by us. Beyond block rewards, we also earn transaction fees for confirming blockchain transactions. These earnings are routinely converted into U.S. dollars. Presently, we liquidate the bitcoin mined as part of our routine treasury management processes to acquire U.S. dollars for operational, capital, or other corporate expenses. Our bitcoin holdings are securely stored in a cold storage wallet managed by our custodian, NYDIG Trust Company LLC, a duly chartered New York limited liability trust company (“NYDIG”).
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
Business Strategy
In December 2023, we launched our digital infrastructure and third-party colocation initiative, which aims to provide colocation, facility operations, security, and essential services for workloads in machine learning, artificial intelligence, and other compute-intensive fields. While capital investments have been made to develop our HPC data center infrastructure, this investment is still in its early stages and is not yet generating revenue. Nonetheless, this initiative reinforces our long-term growth and diversification strategy, positioning us to meet the increasing demand for high-density compute capacity powered by low-cost, predominantly zero-carbon energy.
Since our public debut in December 2021, we have primarily focused on sustainable bitcoin mining as our principal revenue-generating activity. As of September 30, 2024, we deployed a fleet of 74,200 miners, including miners deployed at our jointly owned Nautilus facility located in central Pennsylvania (the “Nautilus Cryptomine Facility”), achieving a hashrate capacity of approximately 10.0 exahashes per second (“EH/s”) with a fleet-wide efficiency of 23.2 joules per terahash (“J/TH”). In October 2024, we sold our 25% equity interest in the Nautilus Cryptomine LLC (“Nautilus”) joint venture, representing 50 MW of mining load capacity at the Nautilus Cryptomine Facility, as part of a strategic transaction to reinvest in future growth.
We determine the sources of electricity used in our operations and the proportion of energy attributable to zero-carbon energy sources based on energy production data published by New York Independent System Operator (“NYISO”) for upstate New York, specifically covering NYISO Zones A-E, where the Lake Mariner Facility is located, consistent with recommended geographic resolution for projected emissions factors for upstate New York published by the New York State Energy Research and Development Authority.
Our business strategy centers on growing revenue and profitability by enhancing the capacity and efficiency of our self-mining fleet while expanding our data center infrastructure to support HPC activities. We plan to strategically develop the infrastructure necessary for growth and profitability while pursuing adjacent high-value computing opportunities that leverage our power and mining expertise.

For example, we recently completed a 2.5 MW HPC proof-of-concept project designed to support both current and next-generation GPU technology. Additionally, we are constructing a 20 MW colocation building (“CB-1”), a facility designed with advanced liquid cooling systems and Tier 3 redundancy. Key planned features include N+1 redundant cooling systems, variable speed fans, chilled water infrastructure, dual power supplies, and redundant fiber network paths.
CB-1 is scheduled to be operational by the first quarter of 2025. Following this, a second colocation building (“CB-2”) with a planned gross capacity of 50 MW, is expected to be completed by the end of the second quarter of 2025. Planned capital expenditures associated with CB-1 will be funded in part from proceeds from the sale of our equity stake in the Nautilus Cryptomine Facility, which was completed on October 2, 2024, and we expect that proceeds from the private offering of 2.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) will substantially fund the capital expenditures associated with CB-2. Once CB-1 and CB-2 are operational, we anticipate adding approximately 178 MW of additional HPC data center capacity throughout 2025, bringing the total deployed capacity at the site to around 500 MW, with the capacity approximately divided between bitcoin mining and HPC workloads.
These initiatives mark significant progress in our HPC build-out, tapping into the rapidly growing hyperscale data center market. We believe that HPC hosting aligns with our current business model, leading to stable, long-term, and high-margin revenue.
We are confident that our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale data centers. These data centers are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We will actively seek opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.
Our Facilities
As of September 30, 2024, TeraWulf conducted its bitcoin mining operations at two established data centers: the Lake Mariner Facility in upstate New York and the jointly owned Nautilus Cryptomine Facility located in central Pennsylvania, which had a combined operating capacity of 10.0 EH/s with approximately 74,200 miners deployed, comprised of 58,400 deployed miners at the Lake Mariner Facility and 15,800 deployed at the Nautilus Cryptomine Facility. As of the date of this Quarterly Report, the Company has a total operational bitcoin mining capacity of approximately 195 MW at the Lake Mariner Facility and is currently constructing an additional 50 MW facility, which we expect to be operational in the first quarter of 2025.
The Lake Mariner Facility
Located at a site adjacent to the now decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began sustainably mining bitcoin in March 2022. As of the date of this Quarterly Report, the Lake Mariner Facility is operating approximately 195 MW of bitcoin mining capacity and the Company is currently constructing an additional 50 MW, which we expect to be operational in the first quarter of 2025. The Company has an agreement in place with the Power Authority of the State of New York (“NYPA”) for 90 MW of high load factor power to support its bitcoin mining operations (the “PPA”). The PPA was executed in February 2022 and has a term of ten years from the date of commencement of NYPA’s power delivery. The Lake Mariner Facility is situated on an expansive site on the shores of Lake Ontario and has the capacity to scale up to 500 MW, and potentially up to 750 MW with certain transmission upgrades.
As of September 30, 2024, we own approximately 58,400 miners of which approximately 55,200 are operational at the Lake Mariner Facility with the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,700
Bitmain S19 XP	6,300
Bitmain S19j Pro	11,800
Bitmain S19j XP	19,400
Bitmain S19k Pro	4,100
Bitmain S21	5,100
Bitmain S21 Pro	5,000
58,400
As of September 30, 2024, our fleet of miners ranged in age from 0.2 to 2.5 years with an average age of approximately 1.0 years. We do not have scheduled downtime for our miners; however, while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of September 30, 2024, our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 15 to 31 joules per terahash (“"j/th”) and has an average energy efficiency of 22.3 j/th.
The Nautilus Cryptomine Facility
Located in Berwick, Pennsylvania, Nautilus was a joint venture between TeraWulf and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”). Nautilus owned and operated a 200 MW bitcoin mining facility located adjacent to the 2.5 gigawatt nuclear-powered Susquehanna Station. The Nautilus Cryptomine Facility represented the first bitcoin mining facility site that was powered by 100% “behind the meter” zero-carbon nuclear energy, which was contracted at a fixed rate of 2.0 cents per kilowatt hour (“kWh”) for a term of five years with two successive three-year renewal options. Under the Nautilus joint venture agreement and prior to the sale of TeraWulf’s interests in Nautilus in October 2024, the Company held a 25% equity interest in Nautilus and Talen held a 75% equity interest, each subject to adjustment based on relative capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 and, as of September 30, 2024, had an allotted 50 MW of operational bitcoin mining capacity at the Nautilus Cryptomine Facility.
As of September 30, 2024, approximately 48,000 miners were deployed at the Nautilus Cryptomine Facility of which 46,000 were operational. Approximately 15,800 of the deployed miners were attributed to TeraWulf’s contributions to Nautilus in order to utilize TeraWulf's allotted 50 MW of bitcoin mining capacity. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 Pro	6,300
Bitmain S19 XP	7,100
Bitmain S19j Pro	2,400
15,800
As of September 30, 2024, these miners ranged in age from 1.5 to 1.6 years with an average age of approximately 1.5 years. Nautilus did not have scheduled downtime for our miners; however, while Nautilus periodically performed unscheduled maintenance on miners, such downtime had not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, Nautilus may have replaced a miner with a substitute miner to limit overall downtime. As of September 30, 2024, these miners had a range of energy efficiency from 22 to 30 j/th and an average energy efficiency of 25.5 j/th. While the Company held a 25% equity interest in Nautilus, the distributions of mined bitcoin were determined by each of TeraWulf’s and Talen’s respective hashrate contributions. Accordingly, the Company had contributed approximately 1.9 EH/s of a total 5.2 EH/s of miners which resulted in an approximate 35.7% of the hashrate share attributed to the Company. In connection with the sale of TeraWulf’s interest in Nautilus in October 2024, Nautilus distributed to TeraWulf all of Nautilus’ right, title and interest in and to all of its miners, as well as certain other related equipment owned by Nautilus.
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
The table below presents our miner efficiency and computing power as compared to the global computing power as of September 30, 2024 and 2023:

Combined facilities[1]	September 30, 2024	September 30, 2023
Global hashrate (EH/s)[2]	602.1	391.8
Miner efficiency (j/th)[3]	23.2	27.6
TeraWulf combined average operating hashrate (EH/s)[4]	8.1	5.0
TeraWulf % of global hashrate	1.3%	1.3%
1 Results reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
2 Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
3 Joules of energy required to produce each terahash of processing power
4 While nameplate inventory for TeraWulf’s two facilities is 10.0 EH/s, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of September 30, 2024 our operating hashrate was approximately 1.3% of the total global hashrate, and we received approximately the same percentage of the global blockchain rewards, which as of that date, equaled approximately 6 to 7 bitcoin per day. Ultimately, in order to mine profitably, we work to ensure that these mining rewards cover our direct operating costs.

The table below presents the average cost of mining each bitcoin, including bitcoin mined at the Lake Mariner Facility and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the three and nine months ended September 30, 2024 and 2023 and the total energy cost per kWh utilized within the facilities:

Cost of mining - Analysis of costs to mine one bitcoin	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Cost of energy per bitcoin mined	$30,448	$9,322	$21,360	$8,020
Other direct costs of mining - non energy utilities per bitcoin mined	$51	$30	$36	$30
Cost to mine one bitcoin(1)	$30,499	$9,352	$21,396	$8,051
Value of each bitcoin mined(2)	$61,075	$28,104	$59,257	$26,972
Cost to mine one bitcoin as % of value of bitcoin mined	49.9%	33.3%	36.1%	29.8%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(3)	555	981	2,305	2,384
Total value of bitcoin mined(2) ($ in thousands)	$33,898	$27,563	$136,562	$64,308
Total kWhs utilized	444,817,741	293,573,428	1,267,748,635	614,524,560
Total energy expense, net of expected demand response proceeds(4) ($ in thousands)	$16,899	$9,142	$49,226	$19,123
Cost per kWh	$0.038	$0.031	$0.039	$0.031
Energy expense, net as % of value of bitcoin mined	49.9%	33.2%	36.0%	29.7%
Other direct costs of mining ($ in thousands)	$28	$29	$84	$72
(1) “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $28,827 and $20,477 per bitcoin mined for the three and nine months ended September 30, 2024, respectively, bringing the total “cost to mine one bitcoin” to $59,326 and $41,873 for the three and nine months ended September 30, 2024, respectively. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $10,002 and $10,025 per bitcoin mined for the three and nine months ended September 30, 2023, respectively, bringing the total “cost to mine one bitcoin” to $19,354 and $18,076 for the three and nine months ended September 30, 2023, respectively.
(2) Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility.
(3) Excludes bitcoin earned from profit sharing associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility of 0 and 14 bitcoin for the three months ended September 30, 2024 and 2023, respectively, and 6 and 51 bitcoin for the nine months ended September 30, 2024 and 2023, respectively, and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
(4) Excludes energy expenses associated with a hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.

Power prices are the most significant cost driver for our bitcoin mining operations, and energy costs represented 49.9% and 36.0% as expressed as a percentage of value of total bitcoin mined during the three and nine months ended September 30, 2024, respectively, and 33.2% and 29.7% during the three and nine months ended September 30, 2023, respectively. Power prices expressed as a percentage of value of total bitcoin mined during the three and nine months ended September 30, 2024 increased as compared to the same periods in 2023 primarily due to an approximate doubling in network difficulty and the bitcoin reward halving in April 2024, partially offset by increases in average operating hashrate and increases in average value of each bitcoin mined.

Energy prices can be highly volatile and global events can cause power prices to increase or decrease nationwide. Our wholly-owned Lake Mariner Facility in New York is subject to variable prices and market rate fluctuations with respect to wholesale power costs. Such prices are governed by market power prices and said prices can change hour to hour. While this renders energy prices less predictable, it also gives us greater ability and flexibility to actively manage the energy we consume with an eye towards increasing profitability and energy efficiency. Energy prices are also highly sensitive to weather events, such as winter storms and polar vortices, which increase the demand for power regionally. When such events occur, we may curtail our operations to avoid using power at increased rates or we may be curtailed under demand response programs in which we participate. The average power prices incurred at the Lake Mariner Facility and the Nautilus Cryptomine Facility was $0.038 and $0.039 per kWh during the three and nine months ended September 30, 2024, respectively, and $0.031 per kWh during the three and nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2024 and 2023, the Company curtailed operations at the Lake Mariner Facility due to weather events, energy price spikes, and demand response program participation. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $4.1 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $2.5 million for the three and nine months ended September 30, 2023, respectively.
The Company has purchased all miners with cash and has not used limited recourse equipment financing to complete its miner purchases. The Company has raised capital through both the issuance of equity and corporate level debt. These funds have been utilized to support operations, invest in our joint venture, and purchase miners and other fixed assets. Costs related to such issuances are not included in this analysis. Additionally, miner acquisition costs, or capital expenditures, are not factored into the above cost of mining analysis as capital expenditures do not impact the marginal cost of production of one bitcoin. Miner acquisition costs, or capital expenditures, are generally recorded at cost in property, plant and equipment in the condensed consolidated balance sheets. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the equipment: generally 4 years for miners and 5 years for computer equipment. Additionally, during the three and nine months ended September 30, 2024, the Company recorded accelerated depreciation expense of $0 and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 2024. While we currently depreciate our miners over a 4-year period, given our historical low cost of power, it is possible the average actual useful life of our miners may exceed the depreciation period in certain circumstances. Nevertheless, if depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $28,827 and $20,477 per bitcoin mined in the three and nine months ended September 30, 2024, respectively, and $10,002 and $10,025 per bitcoin mined in the three and nine months ended September 30, 2023, respectively.
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
Recent Developments
On October 2, 2024, the Company sold its entire 25% equity interest to Talen Member for $85.0 million in cash, subject to a customary working capital adjustment (the “Nautilus Sale”). In connection with the Nautilus Sale, Nautilus transferred to the Company all of Nautilus’ right, title and interest in and to all of its miners, including miners contributed by the Talen Member, as well as certain other related equipment owned by Nautilus. The Nautilus Sale included customary representations and warranties and customary covenants, including, among others, that the Talen Member will pay the Company 25% of the net proceeds received in excess of $300.0 million in the aggregate in any future sale of all or substantially all of the assets, or a majority of the equity interests of Nautilus.

On October 9, 2024, the Company terminated the Ground Lease and entered into a new lease with the same related party counterparty (the “New Ground Lease”) related to the Lake Mariner Facility which expanded the acreage of real property as compared to the Ground Lease for the purposes of cryptocurrency mining and HPC data center operations. The New Ground Lease includes fixed payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises and has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional periods of five years each unless the Company provides written notice to terminate the lease at least six months prior to the expiration of the initial term or the then-current renewal term. Upon expiration of the New Ground Lease, the buildings and improvements on the premises will revert to the landlord in good order. As consideration for the termination of the Ground Lease and entering into the New Ground Lease, the Company issued 20 million shares of the Company’s Common Stock and paid $12.0 million in cash in October 2024.
On October 23, 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. As of the date of this Quarterly Report, the Company has repurchased 17,968,750 shares of its Common Stock for approximately $115.0 million.
On October 25, 2024, the Company completed a private offering of 2.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes were sold under a purchase agreement, dated as of October 23, 2024, entered into by and between the Company and Cantor Fitzgerald & Co. as representative of the several initial purchasers named therein (the “Initial Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The aggregate principal amount of notes sold in the offering was $500.0 million, which includes $75.0 million aggregate principal amount of notes issued pursuant to an option to purchase additional notes granted to the Initial Purchasers under the purchase agreement, which the Initial Purchasers exercised in full on October 24, 2024 and which additional purchase was completed on October 25, 2024.
The notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the notes were approximately $487.1 million after deducting the Initial Purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used approximately $60.0 million of the net proceeds from the sale of the notes to pay the cost of certain capped call transactions and plans to use the remainder for general corporate purposes, which may include working capital, strategic acquisitions, expansion of data center infrastructure to support high-performance computing activities and expansion of existing assets.
The Business Combination
TeraWulf completed its business combination with IKONICS Corporation (“IKONICS”) on December 13, 2021 pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the Nasdaq, which was the primary purpose of the business combination. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which each shareholder of IKONICS as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of IKONICS then held. The holders of the CVRs were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of IKONICS. During the nine months ended September 30, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $9.6 million. Additionally, the Company made payments of the CVR liability of $1.4 million in November 2023 such that as of December 31, 2023, the Company had made all of the aggregate required distributions of $11.0 million of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.
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

The Company’s business strategy centers on growing revenue and profitability by enhancing the capacity and efficiency of our self-mining fleet while expanding our data center infrastructure to support HPC activities. We plan to strategically develop the infrastructure necessary for growth and profitability while pursuing adjacent high-value computing opportunities that leverage our power and mining expertise. We are confident that our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale data centers. These data centers are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We will actively seek opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.
Revenue
The following table presents revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$27,059	$18,955	$105,066	$45,944
Revenue for the three months ended September 30, 2024 and 2023 was $27.1 million and $19.0 million, respectively, an increase of $8.1 million. The increase in revenue was primarily attributed to an increase in the average price of bitcoin during the three months ended September 30, 2024 of $61,023 as compared to $28,129 during the same period in the prior year and an increase in mining capacity at the Lake Mariner Facility to approximately 195 MW as of September 30, 2024 as compared to 110 MW as of September 30, 2023. These increases were partially offset by decreases in the total bitcoin mined due to impacts of the halving in April 2024 and the increase in network hashrate, resulting in total bitcoin mined of 442 bitcoin during the three months ended September 30, 2024 as compared to 624 bitcoin during the same period in the prior year.
Revenue for the nine months ended September 30, 2024 and 2023 was $105.1 million and $45.9 million, respectively, an increase of $59.2 million. The increase was primarily attributed to an increase in the average price of bitcoin during the nine months ended September 30, 2024 of $60,022 as compared to $26,313 during the same period in the prior year and an increase in mining capacity at the Lake Mariner Facility to approximately 195 MW as of September 30, 2024 as compared to 110 MW as of September 30, 2023, partially offset by decreases in the total bitcoin mined due to impacts of the halving in April 2024 and the increase in network hashrate, resulting in total bitcoin mined of 1,754 bitcoin during the nine months ended September 30, 2024 as compared to 1,560 bitcoin during the same period in the prior year.
During the three and nine months ended September 30, 2024, revenue from hosting was $0 and $0.8 million, respectively, as compared to $1.8 million and $5.8 million during the three and nine months ended September 30, 2023, respectively, a decrease due to the expiration of the Company’s one data center hosting contract with a customer in February 2024.
Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue (exclusive of depreciation)	$14,660	$8,268	$42,986	$18,383

Cost of revenue (exclusive of depreciation) for the three months ended September 30, 2024 and 2023 was $14.7 million and $8.3 million, respectively, an increase of $6.4 million. Cost of revenue (exclusive of depreciation) for the nine months ended September 30, 2024 and 2023, was $43.0 million and $18.4 million, respectively, an increase of approximately $24.6 million. Cost of revenues is primarily comprised of power expense and the increases were primarily due to the increase in mining and hosting capacity due to infrastructure constructed and placed in service between September 30, 2023 and September 30, 2024 and, to a lesser extent, slight increase in realized power prices during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. The Company records proceeds related to participation in demand response programs as a reduction in cost of revenue in the period corresponding to the underlying demand response program period; the amount of aggregate proceeds received or expected to be received were $4.1 million and $7.3 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $2.5 million for the three and nine months ended September 30, 2023, respectively. The Company is actively expanding its enrollment in such available programs in New York State.
The following table presents operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses	$729	$442	$2,311	$1,218
Operating expenses – related party	856	779	2,619	2,015
	$1,585	$1,221	$4,930	$3,233
Operating expenses (including related party expenses) for the three months ended September 30, 2024 and 2023, were $1.6 million and $1.2 million, respectively, a net increase of $0.4 million primarily due to higher property insurance. Operating expenses (including related party expenses) for the nine months ended September 30, 2024 and 2023, were $4.9 million and $3.2 million, respectively, a net increase of $1.7 million primarily due to higher property insurance and miner repair costs as well as $0.5 million in operating expenses – related party increased due to increased staffing at the Lake Mariner Facility. These increases related to infrastructure constructed and placed in service between September 30, 2023 and 2024.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative expenses	$8,502	$5,767	$29,904	$18,137
Selling, general and administrative expenses – related party	2,976	4,519	8,399	10,093
	$11,478	$10,286	$38,303	$28,230
Selling, general and administrative expenses (including related party expenses) for the three months ended September 30, 2024 and 2023 were $11.5 million and $10.3 million, respectively, a net increase of $1.2 million. Selling, general and administrative expenses are comprised primarily of professional fees, legal fees, employee compensation and benefits, stock-based compensation to employees and consultants, insurance and general corporate expenses. The increase was primarily due to increased expense during the three months ended September 30, 2024 as compared to the same period in the prior year of stock-based compensation of $1.0 million, employee compensation and benefits of $0.4 million, and legal and other professional fees of $1.5 million. These increases were partially offset by decreased expenses during the three months ended September 30, 2024 as compared to the same period in the prior year of insurance expense of $0.3 million. Selling, general and administrative expenses – related party decreased $1.7 million primarily due to performance milestone expense under the Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”).

Selling, general and administrative expenses (including related party expenses) for the nine months ended September 30, 2024 and 2023 were $38.3 million and $28.2 million, respectively, a net increase of $10.1 million. The increase was primarily due to increased expense during the nine months ended September 30, 2024 as compared to the same period in the prior year of stock-based compensation of $10.2 million, employee compensation and benefits of $1.0 million, travel expenses of $0.6 million and legal and other professional fees of $0.4 million. These increases were partially offset by decreased expenses during the nine months ended September 30, 2024 as compared to the same period in the prior year of insurance expense of $0.7 million. Selling, general and administrative expenses – related party decreased primarily due to performance milestone expense of $2.1 million under the Services Agreement with Beowulf E&D for the nine months ended September 30, 2023.
Depreciation for the three months ended September 30, 2024 and 2023 was $15.6 million and $8.2 million, respectively, an increase of $7.4 million. Depreciation for the nine months ended September 30, 2024 and 2023 was $44.9 million and $20.1 million, respectively, an increase of $24.8 million. The increases were primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between September 30, 2023 and September 30, 2024. Additionally, during the three and nine months ended September 30, 2024, the Company recorded accelerated depreciation expense of $0 and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 30, 2024.
Gain on fair value of digital currency, net during the three and nine months ended September 30, 2024 was $1.0 million and $1.6 million, respectively, as a result of the Company adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-08, Intangible – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”) on January 1, 2024 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Prior to the adoption of ASU 2023-08, the Company recorded impairment of digital currency of $0.9 million and $2.2 million during the three and nine months ended September 30, 2023, respectively, representing the decline in bitcoin prices during the Company’s holding period of its bitcoin, which was not reversed during its holding period, and realized gain on sale of digital currency for the three and nine months ended September 30, 2023 of $0.7 million and $1.9 million, respectively, upon subsequent liquidation of bitcoin held. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the condensed consolidated balance sheet as of January 1, 2024.
During the three and nine months ended September 30, 2024, the Company recorded an impairment loss of $0.4 million related to the expected sale of 1,200 miners for proceeds of $0.2 million which were classified as held for sale as of September 30, 2024 and included in other current assets in the condensed consolidated balance sheet.
During the three and nine months ended September 30, 2023, the Company recorded a loss on disposal of property, plant and equipment of $0.4 million related to disposals of miners.
Interest expense was $0.4 million and $10.3 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $9.9 million. Interest expense relates primarily to the borrowings under the Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust (the “Term Loans”), which had an original maturity date of December 1, 2024 and was fully repaid in July 2024 ahead of maturity. Interest expense was $16.8 million and $25.5 million for the nine months ended September 30, 2024 and 2023, respectively, an decrease of $8.7 million. The decrease in interest expense for the nine months ended September 30, 2024 as compared to the same period in the prior year is primarily due to repayments of the Term Loans principal balance subsequent to September 30, 2023 resulting in (i) a decrease of amortization of debt issuance costs and debt discount of $3.4 million during the nine months ended September 30, 2024 as compared to the same period in 2023 and (ii) a decrease of $5.5 million in interest expense related to the stated interest rate, which remained unchanged.
Loss on extinguishment of debt was $4.3 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, related to voluntary prepayments of the Term Loans in February and July 2024. During the three and nine months ended September 30, 2024, the Company incurred prepayment fees of $1.0 million and $1.3 million, respectively, to voluntarily prepay $56.0 million and $74.5 million of the Company’s Term Loans, respectively, and the derecognition of unamortized debt discount of $3.3 million and $5.0 million associated with the principal repaid, respectively. The Company made no repayments on the principal balance of the Term Loans during the three and nine months ended September 30, 2023.

Income tax benefit was $0 for the three and nine months ended September 30, 2024 and 2023. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of September 30, 2024 and December 31, 2023.
Equity in net income (loss) of investee, net of tax
Equity in net income (loss) of investee, net of tax for the three and nine months ended September 30, 2024 was $(2.7) million and $3.4 million, respectively as compared to $0.9 million and $(12.6) million for the three and nine months ended September 30, 2023, respectively, which represents TeraWulf’s proportional share of income or losses of Nautilus, which commenced principal operations in February 2023. For the three and nine months ended September 30, 2023, the amount also includes an impairment loss of $0 and $13.6 million, respectively, on the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution.
Non-GAAP Measure
To provide investors with additional information in connection with our results as determined in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
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
The Company’s Adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in the Company’s industry, as other companies in the Company’s industry may calculate non-GAAP financial results differently. The Company’s Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to operating loss or any other measure of performance derived in accordance with U.S. GAAP. Although management utilizes internally and presents Adjusted EBITDA, the Company only utilizes that measure supplementally and does not consider it to be a substitute for, or superior to, the information provided by U.S. GAAP financial results. Accordingly, Adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP.

The following table is a reconciliation of the Company’s non-GAAP Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss attributable to common stockholders) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(23,033)	$(19,371)	$(44,100)	$(63,692)
Adjustments to reconcile net loss attributable to common stockholders to non-GAAP Adjusted EBITDA:
Preferred stock dividends	300	272	878	796
Loss from discontinued operations, net of tax	—	68	—	106
Equity in net (income) loss of investee, net of tax	2,679	(850)	(3,363)	12,613
Distributions from investee, related to Nautilus	3,395	6,739	22,482	11,682
Income tax benefit	—	—	—	—
Other income	(339)	(59)	(1,286)	(113)
Loss on extinguishment of debt	4,273	—	6,300	—
Interest expense	409	10,251	16,779	25,535
Depreciation	15,643	8,224	44,864	20,085
Amortization of right-of-use asset	252	249	755	750
Stock-based compensation expense	2,408	1,413	14,181	4,023
Related party expense to be settled with respect to common stock	—	2,085	—	2,502
Non-GAAP Adjusted EBITDA	$5,987	$9,021	$57,490	$14,287
Liquidity and Capital Resources
As of September 30, 2024, the Company had cash and cash equivalents of $23.9 million, a working capital balance of $0, total stockholders’ equity of $372.6 million and an accumulated deficit of $303.1 million. The Company incurred a net loss attributable to common stockholders of $44.1 million for the nine months ended September 30, 2024. The Company began mining bitcoin in March 2022 and had 10.0 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of September 30, 2024. To date, the Company has relied primarily on proceeds from sale of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
The principal uses of cash are for the operation and buildout of mining facilities, debt service and general corporate activities and, to a lesser extent in 2023, investments in Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash provided by (used in):
Operating activities:
Continuing operations	$18,302	$(6,915)
Discontinued operations	—	283
Total operating activities	18,302	(6,632)
Investing activities	(82,396)	(44,237)
Financing activities	33,593	49,141
Net change in cash and cash equivalents	$(30,501)	$(1,728)

Cash provided by (used in) operating activities was $18.3 million and $(6.6) million for the nine months ended September 30, 2024 and 2023, respectively. The $24.9 million increase in cash provided by operating activities from continuing operations was primarily driven by the increase in mining capacity at the Lake Mariner Facility and increases in the average price of bitcoin, partially offset by increased network hashrate and the effects of the halving in April 2024.
Cash used in investing activities for continuing operations was $82.4 million and $44.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company invested $114.3 million and $41.4 million in the buildout of its mining facilities at the Lake Mariner Facility for the nine months ended September 30, 2024 and 2023, respectively. Additionally, during the nine months ended September 30, 2023, the Company invested $2.8 million, on a net basis, in its joint venture. Furthermore, the Company received $31.9 million of proceeds from sales of digital currency not converted nearly immediately into cash during the nine months ended September 30, 2024.
Cash provided by financing activities for continuing operations was $33.6 million and $49.1 million for the nine months ended September 30, 2024 and 2023, respectively primarily related to proceeds from issuances of Common Stock, net of issuance costs, of $192.9 million and $60.2 million for the nine months ended September 30, 2024 and 2023, respectively, which included proceeds from warrant issuances of $4.2 million and $2.5 million, respectively. In addition, for the nine months ended September 30, 2024, the Company made principal payments on long-term debt of $140.7 million and payments of $16.8 million related to tax withholdings related to net share settlements of stock-based compensation awards. For the nine months ended September 30, 2023, the Company received proceeds from issuance of a convertible promissory note of $1.3 million, and made payments of contingent value rights liability related to proceeds from sale of net assets held for sale of $9.6 million.
Contractual Obligations and Other Commitments
As of September 30, 2024, the Company has one Future Sales and Purchase Agreement (the “March 2024 Bitmain Purchase Agreement”) with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) which, as supplemented, provides the Company has the right, but not the obligation, to purchase up to 7,020 PH (approximately 30,000 miners) of S21 Pro miners, pursuant to certain payment timing conditions, by December 31, 2024 for a purchase price of $112.3 million (“Bitmain Call Option”). As of September 30, 2024, the Company had paid Bitmain Delaware $11.2 million, calculated as 10% of the purchase price (the “Call Option Fee”). The Call Option Fee shall be applied to the settlement of future down payments of purchases under the Bitmain Call Option, in whole or in part in proportion to the ratio of quantity to be purchased to the maximum PH available under the Bitmain Call Option. In May 2024, the Company exercised an option pursuant to the Bitmain Call Option to purchase 5,000 S21 Pro units and paid Bitmain Delaware an additional $16.8 million for these units. In October 2024, the Company exercised an option pursuant to the Bitmain Call Option to purchase 10,600 S21 Pro units and paid Bitmain Delaware an additional $35.7 million for these units. In October 2024, the Company entered into an agreement to sell 3,200 S21 Pro units to a third party for a purchase price of $12.0 million.
The Company was a counterparty to the Amended and Restated Talen Joint Venture Agreement dated August 27, 2022 (“A/R Joint Venture Agreement”). Under this A/R Joint Venture Agreement, as of September 30, 2024 the Company had invested $102.7 million on a net basis and has right-sized its equity ownership interest to 25% of the joint venture. On October 2, 2024, the Company sold its entire 25% equity interest to the Talen Member for $85.0 million, subject to a customary working capital adjustment (the “Nautilus Sale”).
Financial Condition
The Company incurred a net loss attributable to common stockholders of $44.1 million and generated cash flows from continuing operations of $18.3 million for the nine months ended September 30, 2024. As of September 30, 2024, the Company had balances of cash and cash equivalents of $23.9 million, a working capital balance of $0, total stockholders’ equity of $372.6 million and an accumulated deficit of $303.1 million. The Company had 10.0 EH/s of operating capacity across the Lake Mariner Facility and the Nautilus Cryptomine Facility as of September 2024. To date, the Company has relied primarily on proceeds from sales of bitcoin, both self-mined and distributed from the joint venture which owns the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations. Subsequent to September 30, 2024, the Company completed (i) a private offering of the 2030 Convertible Notes for an aggregate principal amount of $500.0 million and (ii) the sale of the Company’s 25% equity interest in Nautilus for cash proceeds of $85.0 million, the proceeds of which, together with continuing cash flows from operations, are expected to fund strategic development of future infrastructure necessary for growth and profitability in bitcoin mining and data center hosting of HPC workloads.

Critical Accounting Estimates
The above discussion and analysis of the Company’s financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a summary of the Company’s significant accounting policies.
Digital currency
Digital currency is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as in exchange for data center hosting services. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture. Digital currency is included in current assets in the condensed consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital currency to support operations within the next twelve months.
In December 2023, the FASB issued ASU 2023-08 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. The Company elected to early adopt ASU 2023-08 effective January 1, 2024. The Company measures digital currency at fair value as of each reporting period in accordance with ASC 820 based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that is reasonably available. Since bitcoin is traded on a 24-hour period, the Company utilizes the price as of midnight UTC time, which aligns with the Company's revenue recognition policy. Gains and losses from the remeasurement of digital currency are included within gain on fair value of digital currency, net in the condensed consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital currency, net in the condensed consolidated statements of operations.
Prior to the adoption of ASU 2023-08, the Company accounted for digital currency as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. Impairment exists when the carrying amount exceeds its fair value. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company determined the fair value of its bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin (Level 1 inputs), based on all information that was reasonably available. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited.

Long-lived Assets
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Judgment is necessary in estimating the Company’s various assets’ useful lives. This includes evaluating the Company’s own usage experience with its currently owned assets, the quality of materials used in construction-related projects and, for its miners, the rate of technological advancement and market-related factors such as the price of bitcoin and the bitcoin network hashrate, which impact the value of the miners. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for miners). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives or the lease term. Changes in depreciation and amortization, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change.
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted cash flows expected to be generated by the asset. Significant judgment is used when estimating future cash flows, particularly the price of bitcoin and the network hashrate. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Should our estimates of useful lives, undiscounted cash flows, or asset fair values change, additional and potentially material impairments may be required, which could have a material impact on our reported financial results.
Stock-based compensation
The Company measures stock-based compensation cost related to share-based payment awards at the grant date of the award, based on the estimated fair value of the award. For restricted stock units (“RSUs”) with time-based vesting, the fair value is determined by the Company’s common stock price on the date of the grant. For RSUs with vesting based on market conditions (“PSUs”), the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. Stock-based compensation expense for PSUs is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for PSUs is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company uses significant judgment in determining the likelihood of meeting milestones and market conditions. Inputs into valuation models such as Monte Carlo simulations include both the Company’s and guideline public company historical and expected annual volatility and, depending on the inputs selected, the Company could calculate significantly different estimated grant date fair values, materially impacting the valuation of our stock-based awards and the stock-based compensation expense we recognize in future periods.
Income Taxes
The Company accounts for income taxes pursuant to ASC 740, Income Taxes (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of ASC 740 related to accounting for uncertain income tax positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the condensed consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the Company’s balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The most critical estimate for income taxes is the determination of whether to record a valuation allowance for any net deferred tax asset, including net loss carryforwards, whereby management must estimate whether it is more likely than not that the deferred tax asset would be realized.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Reports on Form 10-Q, except for the risk factor noted below.
We are and may continue to be subject to short selling strategies.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, may short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.
We are, and may in the future may be, the subject of unfavorable allegations made by short sellers. For example, in August and October of this year, short sellers published reports that contained certain allegations against us that we believe to be misleading. Any such allegations may be followed by periods of instability in the market price of our shares of common stock and negative publicity. We may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. In addition, any related inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the Securities and Exchange Commission (the “SEC”) or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations. Such a situation could be costly and time-consuming and could distract our management from operating our business. We recently received an inquiry from the SEC relating to the allegations in the recent short seller reports relating to the sources of electricity used in our operations and the proportion of energy attributable to zero-carbon energy sources and, while we believe those allegations to be misleading, we cannot predict the impact that the SEC’s inquiry will have on our business and results of operations. SEC investigations are generally fact-finding inquiries and do not necessarily mean that the SEC has concluded that we have violated the federal securities laws or that the SEC has a negative view of the Company. We intend to cooperate fully. Even if such allegations are ultimately proven to be groundless, allegations against us could adversely impact our business, and cause downward pressure and increased volatility in the price of our shares of common stock.
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

(4.1)
Indenture, dated as of October 25, 2024, between TeraWulf Inc. and Wilmington Trust, National Association, as trustee, related to the 2.75% convertible senior notes (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 25, 2024).

(4.2)
Form of note representing the 2.75% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 25, 2024).

(10.1)
Future Sales and Purchase Agreement, dated as of July 14, 2023, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.'s Current Report on Form 8-K filed with the SEC on July 18, 2023).

(10.2)
Future Sales and Purchase Agreement, dated as of March 20, 2024, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

(10.3)
Supplemental Agreement to Future Sales and Purchase Agreement, dated as of May 22, 2024, by and Between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2024).

(10.4)	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed on November 13, 2023).

(10.5)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 4.3 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2024.)

**10.6	Form of TeraWulf Inc. Omnibus Incentive Plan Restricted Stock Award Agreement.

(10.7)
Purchase and Sale Agreement, by and among TeraWulf (Thales) LLC, Cumulus Coin LLC and Nautilus Cryptomine LLC, dated as of October 2, 2024 (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Form 8-K filed with the SEC on October 3, 2024).

**10.8	Master Sales and Purchase Agreement between Luxor Technology Corporation and TeraLease LLC, dated as of October 3, 2024.

(10.9)
Lease Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of October 9, 2024 (incorporated by reference to Exhibit 10.1 to TeraWulf Inc.s Current Report on Form 8-K filed with the SEC on October 10, 2024.).

(10.10)
Lease Termination Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of October 9, 2024 (incorporated by reference to Exhibit 10.2 to TeraWulf Inc.s Current Report on Form 8-K filed with the SEC on October 10, 2024.)

(10.11)
Registration Rights Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of October 9, 2024 (incorporated by reference to Exhibit 10.3 to TeraWulf Inc.’s Current Report on From 8-K filed with the SEC on October 10, 2024).

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

November 12, 2024	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)