Form 10-K
period 2024-12-31
TERAWULF INC.
filed 2025-03-03
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that are required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s second fiscal quarter, was approximately $1,300,536,223.
There were 383,137,722 shares of common stock outstanding as of February 26, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders.

TERAWULF INC.
(i)

PART I
ITEM 1.    Business
Overview
TeraWulf Inc. (“we,” “us,” “the Company,” or “TeraWulf”) is a vertically integrated owner and operator of next-generation digital infrastructure, primarily powered by predominantly zero-carbon energy. We develop and operate high-performance data centers optimized for both bitcoin mining and high-performance computing (“HPC”) workloads, leveraging clean, cost-effective, and reliable energy sources to drive long-term sustainability in digital infrastructure.
Our operations are anchored at the Lake Mariner Facility in upstate New York, strategically located on the shores of Lake Ontario (the “Lake Mariner Facility” or “Lake Mariner”). Developed on the site of a decommissioned coal-fired power plant, Lake Mariner is designed for scalable growth, with the capacity to expand up to 500 megawatts (“MW”) in the near term and 750 MW with certain transmission upgrades. This scale, combined with access to low-cost, predominantly zero-carbon power, makes Lake Mariner an attractive site for hyperscale and enterprise customers.

Since our public debut in December 2021, bitcoin mining has been our primary revenue driver. However, we have strategically expanded our focus to include HPC hosting and colocation services, positioning ourselves at the intersection of energy and digital compute infrastructure. A key milestone in this transition occurred on December 23, 2024, when we entered into long-term data center lease agreements with Core42 Holding US LLC (“Core42”), a G42 company specializing in sovereign cloud, AI infrastructure, and digital services, securing 72.5 MW of HPC hosting capacity at Lake Mariner for GPU compute workloads. The lease agreements include an option, exercisable through March 31, 2025, to expand by an additional 135 MW. This marks a significant step forward in our HPC hosting strategy, reinforcing our position in the rapidly growing market for artificial intelligence (AI) and machine learning compute infrastructure.

We primarily operate through two wholly-owned subsidiaries:

•Lake Mariner Data LLC – we operate a fleet of high-performance bitcoin miners—primarily sourced from Bitmain Technologies Limited—to validate transactions on the bitcoin blockchain. As of December 31, 2024, we had an operational self-mining capacity of 195 MW, with an additional 50 MW under construction and expected to come online in the first half of 2025. Our focus remains on optimizing operational efficiencies to reduce costs and maximize bitcoin production.

•Wulf Compute LLC – established in 2024, we have constructed and are continuing to expand our purpose-built infrastructure to provide HPC hosting and colocation services for GPU-based workloads, AI, machine learning, and cloud computing applications. By leveraging our engineering expertise, scalable infrastructure, and cost-efficient power model, we aim to become a premier hosting provider for enterprises requiring high-density compute capacity.

We believe TeraWulf’s dual-purpose digital infrastructure strategy strengthens operational efficiency, diversifies revenue streams, and enhances our position in the evolving digital economy.
Business Strategy

TeraWulf’s strategy is built on leveraging our owned and scalable digital infrastructure to drive revenue and profitability through both bitcoin mining and HPC hosting. As a vertically integrated operator, we own and control our infrastructure, allowing us to optimize efficiency, reduce costs, and maintain a highly competitive cost structure.

We focus primarily on earning bitcoin through mining and selling the bitcoin generated for cash, activities directly related to growing our digital infrastructure and enhancing efficiencies in our operations (e.g., reducing our cost to mine). While bitcoin mining remains a core focus, we are strategically shifting an increasing portion of our infrastructure at Lake Mariner to support HPC hosting and colocation, capitalizing on the rapid growth of AI and cloud computing. Our transition to GPU-based workloads is a natural evolution of our platform, originally designed for bitcoin mining and now expanding to accommodate the growing demand for GPU-driven computing.

A key milestone in this strategy was the execution of our December 2024 data center lease agreements with Core42, securing an initial 72.5 MW of data center infrastructure and hosting capacity at Lake Mariner for GPU compute workloads. This capacity is expected to ramp up in 2025, with an option to expand near-term HPC hosting capacity for Core42 by an additional 135 MW. These agreements accelerate our entry into the fast-growing hyperscale data center market and strengthen our position in the evolving digital economy.

Our modular, scalable data center design enables us to efficiently co-locate HPC infrastructure near reliable, low-cost power sources, reducing energy costs while maintaining operational flexibility. As demand for AI, cloud computing, and machine learning continues to surge, our ability to design, build, and operate large-scale, sustainable data centers uniquely positions us to capitalize on this transformation.

Looking ahead, we remain focused on expanding our infrastructure, optimizing operations, and enhancing our competitive advantages in both bitcoin mining and HPC hosting. By prioritizing sustainable digital infrastructure and low-cost energy solutions, TeraWulf is well-positioned to drive long-term value for shareholders while shaping the future of energy-driven compute infrastructure.
We generate revenue by operating our digital infrastructure and mining computers as part of a blockchain transaction processing pool, receiving digital assets in the form of bitcoin in exchange for our activity. Our HPC hosting services will focus on providing colocation, cloud, and connectivity services for GPU-based HPC operations and will generate revenue through hosting fees paid by third-party customers.
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
Bitcoin Reward Halving
The bitcoin subsidy issued by the bitcoin network for solving a block is subject to periodic incremental halving. The network halving is a preprogrammed, fixed process of the bitcoin network where the bitcoin subsidy for solving a block received by miners is reduced by half approximately every four years. The network halving is a process designed to implement a periodic decreasing schedule of the issuance of new bitcoin into the market, which results in a predictable and controlled inflationary rate. The network halving will continue to occur on this schedule until the amount of bitcoin in existence reaches the cap of 21.0 million. After each halving, the decrease in the subsidy provided to miners from the bitcoin network leads to fewer rewards for miners and therefore a decrease in revenues should the price of bitcoin remain the same. Transaction fees, which together with the block subsidy comprise the block reward for successfully solving a block, are not directly impacted by the halving. On April 19, 2024, the bitcoin rewards issued for each block solved dropped from 6.25 to 3.125, effectively reducing the bitcoin earned from bitcoin mining by 50% (excluding transactions fee rewards).
Our Facilities
TeraWulf currently conducts its operations at its data center campus, the Lake Mariner Facility, in upstate New York. The Company has an operational mining capacity of 195 MW and is completing constructing an additional 50 MW of bitcoin mining capacity, expected to be operational in the first half of 2025. Additionally, TeraWulf is developing HPC data centers to provide hosting services for Core42, supporting up to 72.5 MW of data center infrastructure dedicated to GPU compute workloads. This capacity is expected to come online throughout 2025. Core42 also has an option, exercisable through March 31, 2025, to secure an additional 135 MW of data center infrastructure at the Lake Mariner Facility.
As of December 31, 2024, TeraWulf’s mining operations were powered by predominantly zero-carbon energy, underscoring our commitment to sustainability. Our energy sourcing methodology is based on electricity production data from the New York Independent System Operator (“NYISO”), specifically covering NYISO Zones A-E, where the Lake Mariner Facility is located. This approach aligns with the recommended geographic resolution for projected emissions factors for upstate New York, as published by the New York State Energy Research and Development Authority.
Lake Mariner Facility
Located at a site adjacent to the now-decommissioned coal-fired power plant in Barker, New York, the Lake Mariner Facility began mining bitcoin in March 2022. As of December 31, 2024, the Lake Mariner Facility is operating approximately 195 MW of bitcoin mining capacity at the site. The Company has an agreement in place with the Power Authority of the State of New York (“NYPA”) for 90 MW of high-load factor power to support its bitcoin mining operations (the “PPA”). The PPA was executed on February 12, 2022, and has a term of ten years from the date of commencement of NYPA’s power delivery. The Lake Mariner Facility is situated on an expansive site on the shores of Lake Ontario and has the ability to scale up to 500 MW of capacity in the near term and up to 750 MW with certain transmission upgrades..
Nautilus Cryptomine Facility Sale
On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus Cryptomine LLC (“Nautilus”) to a subsidiary of Talen Energy Corporation (the “Talen Member”) for $85.0 million in cash, subject to a customary working capital adjustment (the “Nautilus Sale”). In connection with the Nautilus Sale, Nautilus transferred to the Company all of its right, title, and interest in and to all of its miners, including miners previously contributed by Talen Member, along with certain other related equipment owned by Nautilus. The Nautilus Sale included customary representations and warranties and standard covenants. Additionally, as part of the transaction, the Talen Member agreed to pay the Company 25% of the net proceeds received in excess of $300.0 million in the aggregate in any future sale of all or substantially all of the assets, or a majority of the equity interests, of Nautilus.
As a result of the Nautilus Sale, TeraWulf no longer has an ownership interest in Nautilus or any bitcoin mining operations located in Berwick, Pennsylvania (the “Nautilus Cryptomine Facility”). The Company remains focused on expanding its Lake Mariner Facility and expanding its digital infrastructure to support high-performance computing.
Environmental Considerations
TeraWulf prioritizes sustainability, sourcing the vast majority of its energy from clean, non-fossil fuel sources like hydroelectric and nuclear power—both of which produce zero carbon emissions.
While concerns about bitcoin mining’s energy consumption persist—particularly regarding reliance on non-renewable sources—there is often less recognition of its positive role in enhancing grid stability and strengthening energy infrastructure. At TeraWulf, we believe responsible mining practices can improve grid efficiency and resilience while accelerating the broader transition to clean energy.
Our Lake Mariner Facility plays a critical role in stabilizing the grid by helping operators balance supply and demand, particularly as intermittent renewable energy sources contribute more power. In 2024, we actively participated in three ancillary demand response programs in New York: the Commercial System Relief Program (CSRP), the Demand Side Ancillary Services Program (DSASP), and the Special Case Resource (SCR) program—reinforcing our commitment to grid reliability.
As of December 31, 2024, the energy powering our mining operations came from predominantly clean sources, primarily hydro and nuclear. Sustainability is embedded in our business strategy, driving operational efficiencies through cost-effective design and the use of carbon-free energy. We believe this approach differentiates TeraWulf in the industry—allowing us to attract and retain customers, generate strong cash flow, and mitigate operational risks.
Below is a breakdown detailing the regional and location-specific, as applicable, energy sources utilized to operate our bitcoin mining facilities for the year ended December 31, 2024:

Percentage of energy consumption by facility	Lake Mariner Facility(1)	Nautilus Cryptomine Facility
Zero Carbon(2)	93.0%	100.0%
Carbon(3)	7.0%	0.0%
Total	100.0%	100.0%
_______
(1) Source: NYISO’s 2021-2040 System & Resource Outlook.
(2) Zero carbon usage includes hydro, nuclear, solar and wind power resources.
(3) Carbon usage includes coal and gas power resources.
Our Strengths
Vertical Integration
TeraWulf’s ownership of its digital infrastructure—spanning bitcoin mining and HPC hosting—ensures operational efficiency, cost control, and reliability. Managing complex energy assets requires specialized expertise, and direct ownership enables seamless execution, supply chain oversight, and accountability. This approach enhances transparency for stakeholders while reinforcing TeraWulf’s commitment to sustainability and community engagement. By controlling its infrastructure, TeraWulf drives long-term success, resilience, and responsible growth.
Environmentally Clean
TeraWulf leads in sustainable bitcoin mining and HPC hosting, with the Lake Mariner Facility’s energy sourced from predominantly zero-carbon resources, primarily hydro and nuclear power, per NYISO. Our efficient design and sourcing of carbon-free energy enhance sustainability, attract customers, and drive cash flow. As demand for compute infrastructure accelerates, TeraWulf is strategically leveraging its scalable infrastructure and low-cost, predominantly zero-carbon energy advantage to support both bitcoin mining and HPC hosting.
Low-Cost Energy Supply
TeraWulf expects to maintain one of the industry's lowest electricity costs, estimated at approximately $0.045 per kilowatt-hour over the long term. Historically, market power costs at the Lake Mariner Facility have averaged around $0.040 per kilowatt-hour. Strategically located at structurally congested point in New York, the Lake Mariner Facility is well-positioned to optimize power usage and provide ancillary services to the electrical grid.
Scale Rapidly with Proprietary Expansion Pipeline
TeraWulf’s growth is fueled by its access to high-power operational data center capacity, competitive power arrangements, and deep expertise in energy infrastructure and operations. We strategically manage our assets to maximize cash flow and drive cost efficiencies, leveraging our scale for optimal performance. The Lake Mariner Facility can rapidly scale to 500 MW in the near term and up to 750 MW with targeted transmission upgrades. With a low-cost, predominantly zero-carbon power supply, TeraWulf is uniquely positioned to meet the surging demand for bitcoin mining and HPC hosting, solidifying its leadership in sustainable digital infrastructure.
Experienced Team
TeraWulf’s senior management team brings decades of experience in the energy infrastructure sector, with a proven track record as developers, owners, and operators of large-scale energy assets in the U.S. and internationally. This deep industry expertise provides us with a significant competitive advantage, positioning TeraWulf at the forefront of energy-efficient digital infrastructure. To align leadership incentives with long-term shareholder value, a substantial portion of senior management and director compensation is in the form of common equity interests in the Company.
Additionally, TeraWulf benefits from the expertise and support of Beowulf Electricity & Data Inc. (“Beowulf E&D”), which operates under the leadership of TeraWulf’s CEO. With more than 30 years of collective experience managing large-scale energy facilities, the Beowulf E&D team plays a critical role in ensuring the efficient development and operation of TeraWulf’s data center facilities.

Competition
We operate in a highly competitive industry with a growing number and scale of participants.
We compete with mining operations throughout the world to complete new blocks on the blockchain and earn the reward in the form of bitcoin. We compete on the basis of our total number of miners, the degree of mining difficulty, the efficiency of our mining operations and the fiat value of the mining reward.
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
The success of our HPC hosting and colocation services will greatly depend on our ability to retain and develop opportunities with our existing customer, attract new customers, and secure additional infrastructure. We compete with a diverse range of providers, including major data center real estate investment trusts (REITs), data center developers, hyperscalers, and bitcoin miners with infrastructure suited for HPC hosting. This competition is primarily centered on securing and developing high-power sites, as well as attracting the necessary capital to build or retrofit facilities for HPC workloads.
We believe our scalable digital infrastructure capacity, combined with the energy expertise, industry knowledge, and strong relationships of our development and operations team, uniquely position us to meet the surging demand for HPC infrastructure effectively.
Mining Equipment
We own specialized mining computers configured for the purpose of validating transactions on the bitcoin network. Substantially all of the miners we own were manufactured by Bitmain and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the bitcoin blockchain in return for bitcoin digital asset rewards. As of December 31, 2024, we had deployed approximately 62,000 bitcoin miners at the Lake Mariner Facility, which represented 9.7 EH/s of self-mining capacity.
Suppliers
We have periodically entered into agreements with Bitmain to supply the majority of miners for our operations. Like agreements with other mining equipment manufacturers, these contracts typically require significant deposits paid months in advance of delivery, followed by additional monthly installment payments. These agreements also include terms that are generally favorable to the manufacturer.
Research and Development
TeraWulf’s strategic investments in research and development drive innovation across power management, data center infrastructure, and HPC hosting. Our expertise in designing, constructing, and operating proprietary data centers at scale sets us apart in the market.
With deep experience in mining equipment installation, operation, and optimization, we continuously refine our data center designs to maximize hardware performance and longevity. Leveraging our extensive knowledge of data center architecture and systems integration, we are evolving digital asset mining infrastructure to support the rigorous demands of HPC hosting. Our proprietary designs accommodate higher rack energy densities, meeting the increasing computational needs of AI and other advanced applications.
Additionally, we continuously seek to develop and/or identify hardware and software solutions to enhance operational efficiency and infrastructure management. Through sustained investment in research and development, we are expanding our platform capabilities, reinforcing our leadership in digital asset mining, and positioning ourselves for long-term growth in HPC hosting.
Regulation
Due to the relatively short history of digital assets, and their emergence as a new asset class, government regulation of blockchain and digital assets is constantly evolving, with increased interest expressed by U.S. and international regulators. We anticipate a heightened focus on regulatory oversight in the near future, and the potential ramifications of forthcoming regulations on our operations remain uncertain.
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
Intellectual Property
TeraWulf utilizes specific hardware and software tailored for both its bitcoin mining operations and HPC hosting. Given the prevalence of open-source technology in the blockchain, cryptocurrency, and computing sectors, certain source code and software components may be subject to open-source licenses. In such cases, we strictly adhere to the terms outlined in the respective license agreements.
At present, TeraWulf neither possesses nor intends to pursue patents for its existing or planned bitcoin mining or HPC hosting operations. Instead, we safeguard our competitive advantages through trade secrets, trademarks, service marks, trade names, copyrights, and other intellectual property rights. Additionally, we anticipate procuring licenses for utilizing intellectual property rights owned and managed by third parties. In the future, TeraWulf may develop proprietary software applications to optimize and enhance both our cryptocurrency operations as well as our HPC hosting services.
Human Capital Resource Management
As of the date of this Annual Report on Form 10-K (the “Annual Report”), TeraWulf has 12 full-time employees and officers. Additionally, employees of Beowulf E&D, a business overseen by TeraWulf’s CEO, support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. All of TeraWulf’s and Beowulf E&D’s employees are located in the United States, primarily in New York, Maryland and Colorado. None of TeraWulf’s or Beowulf E&D’s employees are represented by a labor union or covered by collective bargaining agreements, and we have not experienced any work stoppages.
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
Furthermore, each employee of TeraWulf and many employees of Beowulf E&D hold ownership in the Company through equity awards granted under our 2021 Omnibus Incentive Plan (the “Plan”). The primary objective of the Plan is to attract, retain, and motivate employees, executive officers, and directors through the provision of stock-based compensation awards.
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
Cybersecurity
TeraWulf has adopted a thorough strategy for information security and data governance, incorporating physical, procedural, and technical safeguards. These measures aim to safeguard sensitive information and protect our operations against unauthorized access. The Company has established a cybersecurity risk management program detailed in our Information Security and Cybersecurity Policy. This policy is designed to uphold the confidentiality, integrity, and availability of our critical systems and information.

As of the current filing date, we have not encountered significant impacts from recognized cybersecurity threats on our operations, business strategy, financial condition, or results of operations.
Insurance
For our Lake Mariner Facility, we carry replacement cost all-risk property insurance with a coverage limit of $100 million per occurrence. Given the current scarcity of business interruption insurance options for bitcoin mining, we actively monitor the global insurance market for alternative solutions. We also maintain separate cyber liability insurance policies with an aggregate limit of $10 million. Each year, we engage our insurance broker to solicit proposals from underwriters, either to renew our existing coverages or to update our policies as needed.
Corporate Information
TeraWulf was incorporated under the laws of the State of Delaware in February 2021 and commenced trading on The Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “WULF” on December 14, 2021. Our principal executive offices are located at 9 Federal Street, Easton, Maryland 21601. Our telephone number is (410) 770-9500 and our website address is www.terawulf.com. Please note that the contents of, or information accessible through, our website are not part of this Annual Report).
Available Information
We maintain a link to investor relations information on our website, www.terawulf.com, where we make available, free of charge, our filings with the United States Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. Our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.
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

•adverse geopolitical or economic conditions, including a high inflationary environment and the implementation of new tariffs and more restrictive trade regulations;
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
Risks Related to Our Business
•Our HPC business strategy may not perform as planned.
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
•Expansion of our Lake Mariner Facility potentially exposes us to additional risks.
•We have financed our strategic growth by issuing new shares of our common stock in public offerings, which dilutes the ownership interests of our current stockholders, and which may adversely affect the market price of our securities.

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
•The implementation of new tariffs, more restrictive trade policies or the renegotiation of existing U.S. trade agreements may adversely affect our business, prospects, or operations.
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
•We have financed our strategic growth through our at-the-market (“ATM”) offerings and issuances of our common stock. Holders of our common stock may experience dilution as a result of such issuances.
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
Risks Related to Our Business
Our HPC business strategy may not perform as planned.
We believe the potential for HPC hosting complements our current business model with expected stable, long-term and high margin revenue. We also believe that using our existing infrastructure for HPC customers provides more consistent dollar-based revenue and substantially less risk than our traditional bitcoin mining customers or our bitcoin self-mining operations. However, the success of our HPC hosting services may not develop as anticipated, and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability), the implementation of new tariffs and more restrictive trade regulations and changes in in-house specialized expertise to manage the business. A failure to success implement our HPC business strategy may adversely affect our business, prospects, or operations.
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

We expect the cost of acquiring new miners and other digital infrastructure equipment to continue to be affected by ongoing challenges to the global supply chain.
Similarly, ongoing challenges to the global supply chain, coupled with increased demand for computer chips and semiconductors and resulting shortages, have resulted in production cost increases affecting the miners we employ in our bitcoin mining operations and other digital infrastructure equipment for our data centers, and their manufacturers have passed on increased production costs to purchasers like us. Therefore, we expect to continue to incur higher than usual costs to obtain and deploy new miners and other digital infrastructure equipment, which could adversely affect our financial condition and results of operations.
We may not be able to timely complete our future strategic growth initiatives or within our anticipated cost estimates, if at all.
While our present expansion projects are proceeding on track with our expectations, we cannot guarantee we will complete these expansions (or any future strategic growth initiatives) on time or within our cost estimates, if at all, due in part to the ongoing challenges to the global supply chain, the implementation of new tariffs and more restrictive trade policies, increased inflation and changing conditions within the United States labor market. If we are unable to complete our planned expansions on schedule and within our anticipated cost estimates, our deployment of newly purchased miners may be delayed, which could affect our competitiveness and our results of operation, which could have a material adverse effect on our financial condition and the market price for our securities.
We may be unable to access sufficient additional capital for future strategic growth initiatives.
The expansion of our miner fleet, our existing mining facilities and our digital infrastructure to support HPC hosting and colocation are capital-intensive projects, and we anticipate that future strategic growth initiatives will likewise continue to be capital-intensive. We expect to raise additional capital to fund these and other future strategic growth initiatives; however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we are unable to raise the additional capital needed to execute our future strategic growth initiatives, we may be less competitive in our industry and the results of our operations and financial condition may suffer, and the market price for our securities may be materially and adversely affected.
Expansion of our Lake Mariner Facility potentially exposes us to additional risks.
Expansion of our existing mining facilities and digital infrastructure to support HPC hosting and colocation potentially exposes us to additional risks, including risks related to, among other sources: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion. All construction-related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.
If we are unable to overcome these risks and additional pressures to complete our expansion and construction projects in a timely manner, if at all, we may not realize their anticipated benefits, and our business and financial condition may suffer as a result.
Economic and geopolitical events and macroeconomic conditions may create increased uncertainty and price changes.
We are subject to price volatility and uncertainty due to geopolitical crises and economic downturns. Such geopolitical crises and global economic downturns may be a result of invasion, or possible invasion by one nation of another, global outbreaks of various epidemics or disease, the implementation of new tariffs and more restrictive trade regulations, leading to increased inflation and supply chain volatility. Such crises will likely continue to have an effect on our ability to do business in a cost-effective manner. Inflation has caused the price of materials to increase leading to increased expenses to our business. Global crises and economic downturns may also have the effect of discouraging investment in bitcoin as investors shift their investments to less volatile assets. Such shifts could have a materially adverse effect on our business, operations and the value of the bitcoin we mine.

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
Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions.
There have been, and continue to be, uncertainties with respect to the global economy and trade relations between the U.S. and other countries globally, including trade policies, treaties, tariffs, and customs duties and taxes. Implementation of more restrictive trade policies or the renegotiation of existing U.S. trade agreements or trade agreements of other countries where we procure supplies and materials for our digital infrastructure could negatively impact our business results of operations, cash flows, and financial condition. Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations. If tariffs, trade restrictions or trade barriers are expanded or increased, then our exposure to future taxes and duties on imported products and components could be significant and could have a material effect on our financial results.
We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes, or other similar restrictions upon the import of goods and services in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our HPC data centers, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
We may be harmed by increased costs to procure power, prolonged power outages, shortages or capacity constraints as well as insufficient access to power.
Any power outages, shortages, capacity constraints or significant increases in the cost of power may have an adverse effect on our business and our results of operations.
We rely on third parties, third party infrastructure, governments, and global supplies to provide a sufficient amount of power to maintain our bitcoin mining and HPC data center operations to meet the needs of our current and future HPC hosting and colocation customers. Any limitation on the delivered energy supply could limit our ability to operate our bitcoin mining and HPC data centers. These limitations could have a negative impact on the Lake Mariner Facility or limit our ability to grow our business, which could negatively affect our financial performance and results of operations. Each new HPC data center requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites or existing markets. Utility companies may impose onerous operating conditions to any approval or provision of power or we may experience significant delays and substantial increased costs to provide the level of electrical service required by our current or future data center designs.
We depend on significant customers for our HPC data centers.
Many factors, including global economic conditions, may cause our HPC data center customers to experience a downturn in their businesses or otherwise experience a lack of liquidity, which may weaken their financial condition and impact our estimates as to the probability of collectability of payments, and ultimately result in their failure to make timely rental and other payments or their default under their agreements with us. Further, the development of new technologies, the adoption of new industry standards or other factors could render our HPC data center customers’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. If a customer defaults or fails to make timely rent or other payments, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment, which could adversely affect our financial condition and results of operations.
If a customer becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the customer solely because of the bankruptcy. In addition, the bankruptcy court might authorize the customer to reject and terminate its contracts with us. Our claim against the customer for unpaid, future rent and other payments would be subject to a statutory cap that might be substantially less than the remaining amounts actually owed under their agreements with us. In either case, our claim for unpaid rent and other amounts would likely not be paid in full. Our revenue could be materially adversely affected if a significant customer were to become bankrupt or insolvent, suffer a downturn in its businesses, fail to renew its contract or renew on terms less favorable to us than its current terms.
Our contracts with HPC data center customers could subject us to significant liability.
In the ordinary course of business, we aim to continuously enter into agreements with customers pursuant to which we provide data center space, power, environmental controls, physical security and connectivity products to our HPC hosting and colocation customers. These contracts typically contain indemnification and liability provisions, in addition to service level commitments, which could potentially impose a significant cost on us in the event of losses arising out of certain breaches of such agreements, services to be provided by us or our subcontractors or from third-party claims. HPC data center customers increasingly are looking to pass through their regulatory obligations and other liabilities to their outsourced data center providers and we may not be able to limit our liability or damages in an event of loss suffered by such customers whether as a result of our breach of an agreement or otherwise. If such an event of loss occurred, we could be liable for material monetary damages and could incur significant legal fees in defending against such an action, which could adversely affect our financial condition and results of operations.
We may also develop space specifically for HPC data center customers pursuant to agreements signed prior to beginning or early in the development process. In those cases, if we fail to meet our development obligations under those agreements, these customers may be able to terminate their agreements and we would be required to find a new customer for this space. In addition, in certain circumstances we may lease HPC data center facilities prior to their completion. If we fail to complete the facilities in a timely manner, the customer may be entitled to terminate its agreement, seek damages or penalties against us or pursue other remedies and we may be required to find a new customer for the space. If we are not able to complete an HPC data center in a timely manner, if development costs are higher than we currently estimate, our financial condition, results of operations and cash flow could be materially adversely affected.
Additionally, a customer’s decision to lease space and power in our HPC data center typically involves a significant commitment of resources and due diligence on the part of our customers regarding the adequacy of our facilities. As a result, we may expend significant time and resources in pursuing a particular transaction that may not result in revenue. Economic conditions, including market downturns and the implementation of new tariffs and more restrictive trade regulations may impact customers’ ability to plan future business activities, which could cause customers to slow spending or delay decision-making. Our inability to adequately manage the risks associated with these developments may adversely affect our business, financial condition and results of operations.
Certain of our agreements with HPC data center customers may include restrictions on providing HPC hosting and colocation services to certain third parties, which could have a material adverse effect on us.
Certain of our customer agreements may prohibit us from providing HPC hosting and colocation services to certain third parties, including competitors of existing HPC data center customers. The existence of such restrictions could hinder our ability to enter into agreements with additional HPC data center customers, which could materially adversely affect our business, financial condition and results of operations.
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
We have raised capital to finance the strategic growth of our business through public offerings of our common stock, and we expect to raise additional capital through similar public offerings to finance the completion of current and future expansion initiatives. We may not be able to obtain additional debt or equity financing on favorable terms, if at all, which could impair our growth and adversely impact our existing operations. From 2022 through 2024, a number of digital asset platforms and exchanges filed for bankruptcy and/or became the subjects of investigation by various governmental agencies for, among other things, fraud. These disruptions in the crypto asset market may impact our ability to obtain favorable financing. If we raise additional equity financing, our stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline. If we are unable to generate cash flows from operation sufficient to support our strategic growth, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or obtaining additional equity financing on terms that may be onerous or highly dilutive. Furthermore, if we engage in debt financing, as we currently do, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.
We have a history of operating losses, and we may report additional operating losses in the future.
Our primary business is bitcoin mining, and we have recorded historical losses and negative cash flows from our operations when the value of bitcoin we mine does not exceed our associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding our bitcoin mining operations and transitioning an increasing portion of our Lake Mariner Facility to support HPC hosting and colocation. However, future market prices of bitcoin are difficult to predict, and we cannot guarantee that our future revenue from bitcoin mining and HPC data center operations will exceed our associated costs.

The lack of regulation of digital asset exchanges which bitcoin, and other cryptocurrencies, are traded on may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space and can adversely affect an investment in the Company.
The digital asset exchanges on which bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. From 2022 through 2024, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for bitcoin, have experienced increased price volatility. The bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.
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
Our existing bitcoin mining operations and the expansions of our Lake Mariner Facility are largely based on our assumptions regarding the future value of bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity of bitcoin, political, economic, and regulatory conditions and speculation making bitcoin’s price more volatile or creating “bubble” type risks for the trading price of bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring companies to comply with rigorous listing standards and rules, which monitor transactions for fraud and other improprieties, markets for bitcoin and other cryptocurrencies tend to be unregulated or underregulated. In general, less stringent markets are perceived to have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of bitcoin and other cryptocurrencies, which could adversely affect the price of bitcoin. Bitcoin and crypto asset markets generally may be subject to increased scrutiny and regulation by the U.S. legislature and government agencies, and such evolving regulatory and legal environment may impact our bitcoin mining activities and therefore an impact on our business.
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
The number of new bitcoin awarded for solving a block is cut in half at mathematically predetermined intervals, known as “halving”. The next halving for the bitcoin blockchain is currently anticipated to occur in March 2028. While bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of bitcoin does not follow future halving events, the revenue we earn from our bitcoin mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.
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
If Foundry were to cease operations, there would be some delay and consequently lost revenue until we pointed our miners at our backup pool provider, which we would do by using a mass command issued with our management software. Furthermore, while we receive daily reports from Foundry detailing the total processing power provided to its mining pool and our proportion of that total processing power to determine the distribution of rewards to us, we are dependent on the accuracy of Foundry’s record keeping. We have little means of recourse against Foundry if we determine the proportion of the reward paid out to us by Foundry is incorrect, other than leaving Foundry’s pool altogether. If we are unable to consistently obtain accurate proportionate rewards from our pools, we may experience reduced rewards for our efforts, which would have an adverse effect on our business and operations. Additionally, were Foundry to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of any mining rewards or fees for any given day that had not yet been delivered into our wallet held at NYDIG would be delayed or unrecoverable.
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
Our bitcoin mining and HPC data center operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.
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
In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supply of energy, demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to the physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. However, as a predominantly zero-carbon bitcoin miner, we believe we are advantageously positioned relative to our competitors in this regard.
We are currently making considerable investments in our information technology systems and processes. Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and results of operations.
We have been making considerable investments in our information technology systems and processes and expect such investment to continue for the foreseeable future in support of our bitcoin mining operations and our expansion into HPC hosting and colocation. These continuing investments and upgrades include the implementation of new tools and technologies to further streamline and automate processes, including with respect to procurement, and to support our compliance with evolving U.S. GAAP. These investments and upgrades and may take longer to complete and cost more than originally planned.. As a result of our continued work on these projects, we may experience difficulties with our systems and business disruptions. Any such difficulties or disruptions may adversely affect our business and results of operations.
The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.
The introduction of, and advancement in the efficiency of AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure and colocation facilities such as those we are building at the Lake Mariner Facility.. New advancements in AI models could also alter the way data centers are currently designed and utilized and may adversely affect our business and results of operations.

Risks Related to Governmental Regulation and Enforcement
Changing environmental regulation and public energy policy may expose our business to new risks.
Our bitcoin mining and HPC data center operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs we incur, including for electricity, are lower than the revenue we generate from our operations. As a result, any bitcoin mining and HPC data center facility we establish can only be successful if we can obtain sufficient electrical power for that facility on a cost-effective basis, and our establishment of new facilities requires us to find locations where that is the case. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.
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
Moreover, in the State of New York, we currently participate in energy demand response programs to curtail operations, return capacity to the electrical grid, and receive funds to offset foregone operational mining revenue when necessary, such as in extreme weather events. Furthermore, we, as well as other bitcoin miners, received a mandatory survey from the U.S. Energy Information Administration (the “EIA”), seeking extensive information regarding our facilities’ use of electricity, and certain information regarding our operations, solely for the month of January 2024. This request was subsequently withdrawn by the EIA; however, it is possible that mandatory surveys such as this will be used by the EIA to generate negative reports regarding the bitcoin mining and HPC data center industries’ use of power and other resources, which could spur additional negative public sentiment and adverse legislative and regulatory action against us or the bitcoin mining and HPC data center industries as a whole. Surveys and other regulatory actions could increase our cost of operations or otherwise make it more difficult for us to operate at our current locations.
Given the political significance and uncertainty around the impact of climate change and how it should be addressed, and energy disclosure and use regulations, we cannot predict how legislation and regulation will affect our financial condition and results of operations in the future in the United States. However, due to the use of predominantly zero-carbon power in our operations, we believe we are advantageously positioned relative to our competitors in this regard. Further, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change or energy use by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.
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
We currently only operate in the United States, and do not currently have any plans to expand our operations beyond the United States. As bitcoin has grown in popularity and in market size, the U.S. regulatory regime, namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN and the Federal Bureau of Investigation have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. The complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the cryptocurrency industry requires us to exercise our judgment as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

Potentially increasing regulation and regulatory scrutiny may result in new costs for the Company and Company’s management having to devote increased time and attention to regulatory matters, change aspects of the Company’s business or result in limits on the utility of bitcoin. In addition, regulatory developments and/or the Company’s business activities may require the Company to comply with certain regulatory regimes. Increasingly strict legal and regulatory requirements and any regulatory investigations and enforcement may result in changes to our business, as well as increased costs, and supervision and examination for ourselves and our service providers. Ongoing and future regulation and regulatory actions could also significantly restrict or eliminate the market for or uses of bitcoin and/or may adversely affect the Company’s business, reputation, financial condition and results of operations. Moreover, new laws, regulations, or interpretations may result in additional litigation, regulatory investigations, and enforcement or other actions. Adverse changes to, or our failure to comply with, any laws and regulations may have an adverse effect on our reputation and brand and our business, operating results, and financial condition.
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

We may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against the Company, requiring material future cash payments or charges, which could impair our financial condition and results of operations.
The size, nature and complexity of the Company’s business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings, and government investigations. The Company believes that since cryptocurrency mining, and the digital asset industry generally, is a relatively new business sector, it is more likely subject to government investigation and regulatory determination. Any claims, regulatory proceedings or litigation that could arise in the course of the Company’s business could have a material adverse effect on the Company, its business or operations, or the industry as a whole.
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
We have financed our strategic growth through our at-the-market (ATM) offerings and issuances of our common stock.
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
We are, and may in the future may be, the subject of unfavorable allegations made by short sellers. For example, in August and October of this year, short sellers published reports that contained certain allegations against us that we believe to be misleading. Any such allegations may be followed by periods of instability in the market price of our shares of common stock and negative publicity. We may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law or issues of commercial confidentiality. In addition, any related inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations. Such a situation could be costly and time consuming and could distract our management from operating our business. SEC investigations are generally fact-finding inquiries and do not necessarily mean that the SEC has concluded that we have violated the federal securities laws or that the SEC has a negative view of the Company. Even if such allegations are ultimately proven to be groundless, allegations against us could adversely impact our business, and cause downward pressure and increased volatility in the price of our shares of common stock. In October 2024, we received an inquiry from the SEC relating to the allegations in the recent short seller reports relating to the sources of electricity used in our operations and the proportion of energy attributable to zero-carbon energy sources. We believe these allegations to be misleading and cooperated fully with the SEC. On January 31, 2025, the SEC informed us that the investigation was closed and that the SEC does not intend to recommend an enforcement action by the SEC against the Company.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is one component of our information security program that guides continuous improvement to, and evaluates these security objectives for our critical systems, data, and operations. Additionally, our cybersecurity risk management program includes a cybersecurity incident response plan. Our approach to controls and risk management is based on guidance from the National Institute of Standards and Technology (“NIST”). This does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use NIST frameworks, guidance and recommendations to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.
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

The Board receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Vice President of Information Technology, risk management and internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our information security organization is comprised of internal and external security and technology professionals. We continue to make investments in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats. In addition, we have a multifunctional cybersecurity committee comprised of information technology, operations, risk, and finance members who will meet quarterly to assess new vulnerabilities and threats, update risk assessments and assess the implementation of the Company’s cybersecurity risk management program. This committee will report periodically to the management team on matters involving cybersecurity risks and incidents.
Our Vice President of Information Technology also serves as our Chief Information Security Officer and is responsible for managing and implementing the Company’s Information Security and Cybersecurity policy, which can be found on the Company’s website. In addition, the Vice President of Information Technology sets company-wide control requirements, assesses adherence to controls, identifies and prioritizes cybersecurity risks, and oversees incident protection and response. The Vice President of Information Technology has over three decades of Information Technology experience overseeing cybersecurity as an integral part of the IT function.
ITEM 2.    Properties
Corporate Headquarters
TeraWulf maintains its principal corporate offices in Easton, Maryland and New York, New York. Office space at these locations is provided by Beowulf E&D, a company controlled by TeraWulf’s CEO, under an Administrative and Infrastructure Services Agreement dated April 27, 2021. Since January 1, 2023, the use of TeraWulf’s corporate offices has been covered under the base fee outlined in Amendment No. 1 to the Services Agreement (as amended, the “Services Agreement”). The Company considers its current office space adequate for its existing operations.
Lake Mariner Facility
TeraWulf owns and operates the Lake Mariner Facility, a high-performance digital infrastructure campus located in Barker, New York, on the site of a former coal-fired power plant. The facility began sustainably mining bitcoin in March 2022 and, as of December 31, 2024, has approximately 195 MW of operational mining capacity. The site is designed for scalable expansion, with the ability to increase capacity up to 500 MW in the near term and potentially 750 MW with targeted transmission upgrades.
The Lake Mariner Facility operates under a lease agreement with Somerset Operating Company, LLC (“Somerset”), a company controlled by TeraWulf’s CEO. Under the agreement, Lake Mariner leases approximately 157 acres in Niagara County, New York, for an initial term of 35 years which automatically renews for up to nine additional periods of five years each, unless Lake Mariner provides written notice to Somerset to terminate the lease at least six months prior to the expiration of the initial term or the then-current renewal term, as applicable. The Lake Mariner site’s strategic location provides access to low-cost, predominantly zero-carbon power, making it an optimal hub for both bitcoin mining and HPC hosting operations.

Nautilus Cryptomine Facility
Prior to divesting its interest, TeraWulf operated bitcoin mining activities at the Nautilus Cryptomine Facility, located in Berwick, Pennsylvania. The facility was operated under a ground lease agreement between Nautilus and Cumulus Data LLC (“Cumulus Data”), an affiliate of Talen Energy Corporation. The lease covered the site of the Nautilus Cryptomine Facility for an initial five-year term, with two three-year extension options and an additional interim extension option of up to six and a half months.
TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in Q1 2023, with 50 MW of operational capacity as of December 31, 2024. On February 28, 2024, the Company exercised its option to increase its energy allocation by an additional 50 MW, bringing its total attributable capacity to 100 MW.
On March 1, 2024, Cumulus Data sold substantially all its assets to an unaffiliated third party, including the land leased to Nautilus under the ground lease. In connection with the asset sale, the Nautilus ground lease was assigned to the purchaser of the assets, with no changes to its terms and conditions. Subsequently, on October 2, 2024, TeraWulf sold its entire 25% equity interest in Nautilus to Cumulus Coin LLC, allowing the Company to reallocate capital toward the expansion of its wholly owned digital infrastructure at Lake Mariner and its high-performance computing strategy.
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

PART II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for the Registrant’s Common Equity
Our common stock is listed on the Nasdaq under the symbol “WULF.” As of February 26, 2025, there were 63 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2024. We do not currently intend to pay dividends on our common stock and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of certain existing and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
On October 23, 2024, the Company announced that the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025.
During the fourth quarter of 2024, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
October 1 through October 31, 2024	17,968,750	$6.4000	17,968,750	$85,000,000
November 1 through November 30, 2024	—	—	—	85,000,000
December 1 through December 31, 2024	600,000	5.3424	600,000	81,794,560
Total	18,568,750	$6.3658	18,568,750	$81,794,560
Unregistered Sale of Equity Securities
There have been no sales of unregistered securities by the Company during the year ended December 31, 2024, except as previously disclosed on Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
ITEM 6.    [Reserved]
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the other Items included in this Annual Report on Form 10-K (the “Annual Report”) and with the accompanying consolidated financial statements and notes thereto included elsewhere in this report. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Consolidated Financial Statements. Unless the context otherwise requires, references in this Annual Report to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed forward-looking statements. See “Forward-Looking Statements.”

This MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included, and can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a vertically integrated owner and operator of next-generation digital infrastructure, purpose-built to support bitcoin mining and HPC workloads. With a strong commitment to sustainability, our operations are powered predominantly by zero-carbon energy, reinforcing our focus on environmentally responsible data center operations in the United States. By leveraging clean, cost-effective, and reliable energy sources, we aim to drive long-term efficiency and resilience within the digital infrastructure sector.
Our primary operations are centered at the Lake Mariner Facility, strategically located on the shores of Lake Ontario. Developed on the site of a decommissioned coal-fired power plant, this expansive facility is designed for scalable growth, with the ability to expand up to 500 MW in the near term and up to 750 MW with targeted transmission upgrades. Purpose-built to support both bitcoin mining and GPU-driven HPC workloads, the Lake Mariner Facility is well-positioned to meet the rising demand for compute-intensive applications. This dual-purpose strategy enhances operational efficiency, diversifies revenue streams, and strengthens our position in the evolving digital economy.
Bitcoin and Blockchain
Bitcoin, introduced in 2008, revolutionized digital finance by enabling a decentralized system for exchanging and storing value without reliance on traditional financial institutions. It operates on a public ledger known as the “blockchain,” which records every transaction transparently and securely. This decentralized structure eliminates the need for intermediaries, enhancing transaction efficiency while making the network resilient to censorship and fraud. Unlike fiat currencies, bitcoin is not controlled by any government or central bank, reinforcing its role as a scarce, independent store of value.
Bitcoin mining is the process of validating transactions and securing the network through proof-of-work consensus, where miners solve complex cryptographic puzzles to add new blocks to the blockchain. The network is maintained by a global pool of distributed nodes, ensuring transaction integrity and preventing double-spending. Key factors influencing mining economics include computing power, energy costs, and network difficulty, with miners competing to maximize their share of the total computational power (hashrate) deployed on the bitcoin network. As more miners participate, the network difficulty adjusts dynamically every 2,016 blocks (approximately every two weeks) to maintain a consistent block creation rate.
Bitcoin Reward Halving
Bitcoin’s supply issuance follows a predefined halving schedule, reducing the block reward by 50% approximately every four years. This mechanism enforces a controlled supply of bitcoin, contributing to its scarcity and long-term value proposition. The total bitcoin supply is capped at 21 million coins, and halvings will continue until this limit is reached.
The most recent halving occurred on April 19, 2024, reducing the block reward from 6.25 to 3.125 bitcoin per block. While the halving decreases the direct mining subsidy, transaction fees remain an additional source of miner revenue. This built-in supply constraint influences mining economics and often plays a role in bitcoin’s long-term price dynamics.
Business Strategy
Our strategy is centered on leveraging our owned and scalable digital infrastructure to drive revenue and profitability through both bitcoin mining and HPC hosting. As a vertically integrated operator, we own and control our infrastructure, allowing us to optimize efficiency, reduce costs, and maintain a highly competitive cost structure.
While bitcoin mining remains a core focus, we are strategically transitioning an increasing portion of the Lake Mariner Facility to support HPC hosting and colocation. This shift allows us to capitalize on the growing demand for AI, machine learning, and cloud computing workloads while further optimizing our power utilization and digital infrastructure.

A key milestone in this transition occurred on December 22, 2024, when we signed a multi-year data center lease agreement with Core42, securing 72.5 MW of HPC hosting capacity at the Lake Mariner Facility for GPU compute workloads. This agreement includes an option to expand by an additional 135 MW through March 31, 2025, enabling total deployments to Core42 of up to 72.5 MW in 2025 and 135 MW in 2026. This development accelerates our HPC hosting expansion, positioning us at the intersection of energy and digital compute infrastructure. To support this expansion, we have expanded our digital infrastructure at the site, featuring advanced liquid cooling systems and Tier 3 redundancy. This infrastructure will be optimized for high-density compute workloads, reinforcing our ability to attract hyperscale and enterprise customers.
By prioritizing cost-efficient power utilization, sustainability, and scalable infrastructure, our strategy positions TeraWulf to maximize value creation while adapting to the evolving landscape of digital asset mining and AI-driven computing. Looking ahead, we remain focused on expanding our infrastructure, optimizing operations, and strengthening our competitive advantage in both bitcoin mining and HPC hosting.
Our Facilities
During the year ended December 31, 2024, we operated bitcoin mining activities at two data centers: the Lake Mariner Facility and the Nautilus Cryptomine Facility in central Pennsylvania. In October 2024, we sold our entire equity interest in Nautilus, allowing us to consolidate operations and reinvest in future infrastructure growth.
Lake Mariner Facility
Strategically located in Barker, New York, on the site of a former coal-fired power plant, the Lake Mariner Facility began operations in March 2022, designed to support sustainable bitcoin mining. As of December 31, 2024, the facility was operating 195 MW of bitcoin mining capacity, with an additional 50 MW under construction and expected to come online in the first half of 2025. Additionally, the Company is developing HPC data centers at the Lake Mariner Facility to provide HPC hosting services for Core42, supporting up to 72.5 MW of data center infrastructure dedicated to GPU compute workloads. This capacity is expected to come online throughout 2025. Core42 also has an option, exercisable through March 31, 2025, to secure an additional 135 MW of data center infrastructure at the Lake Mariner Facility.
The Company has a PPA with NYPA, securing 90 MW of high-load factor power to support its bitcoin mining operations. The PPA, executed in February 2022, has a ten-year term from the commencement of NYPA’s power delivery. The Lake Mariner Facility is built for scalable expansion, with the ability to grow up to 500 MW in the near term and potentially 750 MW with targeted transmission upgrades. Its strategic location and access to low-cost, predominantly zero-carbon energy make it a highly attractive site for both bitcoin mining and HPC workloads.
As of December 31, 2024, we owned approximately 62,000 miners, of which approximately 58,800 are operational at the Lake Mariner Facility with the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	18,500
Bitmain S19j XP	18,100
Bitmain S19k Pro	4,200
Bitmain S21	8,300
Bitmain S21 Pro	12,900
62,000
As of December 31, 2024, our fleet of miners ranged in age from 0.1 to 2.6 years and have an average age of approximately 0.7 years. We do not have scheduled downtime for our miners; however, while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of December 31, 2024, our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 15 to 23 joules per terahash (“j/th”) and has an average energy efficiency of 19.8 j/th.

Nautilus Cryptomine Facility
The Nautilus Cryptomine Facility, located in Berwick, Pennsylvania, was a joint venture between TeraWulf and Talen Member. The Nautilus Cryptomine Facility was a 200 MW bitcoin mining operation, situated adjacent to the 2.5-gigawatt nuclear-powered Susquehanna Station and was the first bitcoin mining site powered entirely by behind-the-meter, zero-carbon nuclear energy, operating under a fixed-rate power contract of 2.0 cents per kilowatt-hour for a five-year term, with options for two three-year renewals.
Under the terms of the joint venture agreement, TeraWulf held a 25% equity interest in Nautilus, while Talen Member held a 75% equity interest, with ownership subject to adjustments based on capital contributions. TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023, with an allotted 50 MW of operational capacity prior to divesting its interest in Nautilus in October 2024. While holding a 25% equity stake, TeraWulf’s share of mined bitcoin was determined by relative hashrate contributions. The Company had contributed approximately 1.9 EH/s of the facility’s total 5.2 EH/s capacity, representing approximately 35.7% of the total hashrate attributed to the Company. At the time of TeraWulf’s ownership, the Nautilus Cryptomine Facility deployed approximately 48,000 miners, of which 15,800 miners were attributed to TeraWulf’s contributions to utilize its 50 MW allotment.
In October 2024, TeraWulf sold its entire equity interest in Nautilus, allowing the Company to reallocate capital toward expanding its digital infrastructure at the Lake Mariner Facility and advancing its HPC hosting strategy. As part of the transaction, Nautilus distributed to TeraWulf all of its right, title, and interest in its miners, as well as certain other related equipment. Following the sale, TeraWulf deployed 12,300 S19 XP miners and sold or otherwise disposed of 35,700 miners as of December 31, 2024.
Bitcoin Mining - Combined Facilities
As outlined above, several factors influence our ability to mine bitcoin profitably, including bitcoin’s USD value, mining difficulty, global hashrate, power costs, fleet energy efficiency, and overall data center efficiency. Among these, energy efficiency is a critical driver of profitability, as power costs represent the most significant direct expense in bitcoin mining. We believe we operate a highly efficient mining fleet, optimized to maximize output while minimizing energy consumption. To assess operational performance and effectiveness, the Company tracks key metrics, which we believe are also valuable to investors for evaluating our progress and benchmarking against industry peers.
The table below presents our miner efficiency and computing power as compared to the global computing power as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023(1)
Global hashrate (EH/s)(2)	704.0	558.4
Miner efficiency (w/th)(3)	19.0	27.6
TeraWulf combined average operating hashrate (EH/s)(4)	9.7	5.0
TeraWulf % of Global hashrate	1.4%	0.9%
(1) Results as of December 31, 2023 reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2) Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(3) Joules of energy required to produce each terahash of processing power
(4) While nameplate inventory at the Lake Mariner Facility was 9.7 EH/s as of December 31, 2024 and was 5.5 EH/s for TeraWulf’s two facilities as of December 31, 2023, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.
As of December 31, 2024, our operating hashrate represented approximately 1.4% of the total global hashrate, aligning with our share of global blockchain rewards. As of that date, this translated to approximately 6 bitcoin mined per day. To maintain profitability, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.

The table below presents the average cost of mining each bitcoin, including bitcoin mined at the Lake Mariner Facility and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the years ended December 31, 2024 and 2023 and the total energy cost per kWh utilized within the facilities.

	Year Ended December 31,
Cost of mining - Analysis of costs to mine one bitcoin	2024	2023
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Cost of energy per bitcoin mined	$25,227	$8,676
Other direct costs of mining - non energy utilities per bitcoin mined	$41	$29
Cost to mine one bitcoin(1)	$25,268	$8,705
Value of each bitcoin mined(2)	$62,889	$29,645
Cost to mine one bitcoin as % of value of bitcoin mined	40.2%	29.4%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(3)	2,728	3,343
Total value of bitcoin mined(2) ($ in thousands)	$171,547	$99,105
Total MWhs utilized	1,601,061	910,744
Total energy expense, net of expected demand response proceeds(4) ($ in thousands)	$68,815	$29,006
Cost per kWh	$0.043	$0.032
Energy expense, net as % of value of bitcoin mined	40.1%	29.3%
Other direct costs of mining ($ in thousands)	$111	$97
(1) “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $22,086 and $9,892 per bitcoin mined for the years ended December 31, 2024 and 2023, respectively, bringing the total “cost to mine one bitcoin” to $47,354 and $18,598 for the years ended December 31, 2024 and 2023, respectively.
(2) Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility.
(3) Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility of 6 and 64 bitcoin for the years ended December 31, 2024 and 2023, respectively, and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
(4) Excludes energy expenses associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.
Power costs are the most significant expense in our bitcoin mining operations, accounting for 40.1% and 29.4% of the total value of bitcoin mined for the years ended ended December 31, 2024 and 2023, respectively. The increase in power costs as a percentage of bitcoin mined in 2024 compared to 2023 was primarily driven by a near doubling of network difficulty and the bitcoin halving event in April 2024, which reduced block rewards. These impacts were partially offset by growth in our average operating hashrate and an increase in the average market value of each bitcoin mined.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the Lake Mariner Facility, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms and polar vortices, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. For the years ended December 31, 2024, and 2023, the average aggregate realized power prices at the Lake Mariner Facility and Nautilus Cryptomine Facility were $0.043 and $0.032 per kilowatt hour, respectively.
Our management team continuously monitors market conditions to determine when and for how long to curtail operations. If curtailment is not mandated under demand response programs, we make real-time decisions to curtail mining whenever power prices exceed the value of the fixed bitcoin reward. As a result, curtailment increases when bitcoin’s value declines or energy prices rise, and decreases when bitcoin’s value appreciates or energy costs fall. These decisions are actively managed on an hour-by-hour basis to optimize profitability.

During the years ended December 31, 2024 and 2023, we curtailed operations at the Lake Mariner Facility in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $8.6 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively.
The Company has purchased all miners with cash, without relying on limited recourse equipment financing for miner acquisitions. To support operations, invest in our joint venture, and purchase miners and other fixed assets, we have raised capital through both equity issuances and corporate-level debt. Costs related to these capital raises are not included in this analysis.
Miner acquisition costs, or capital expenditures, are not factored into the cost of mining analysis, as they do not impact the marginal cost of producing one bitcoin. Instead, these costs are recorded as property, plant, and equipment in the consolidated balance sheets. Depreciation of property, plant, and equipment is calculated using the straight-line method, with estimated useful lives of four years for miners and five years for computer equipment.
During the year ended December 31, 2024, the Company recorded an accelerated depreciation expense of $5.1 million related to certain miners whose estimated useful lives were shortened due to planned replacement by April 2024. While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain cases. However, if depreciation were included in the cost of mining analysis, it would add $22,086 and $9,892 per bitcoin mined for the years ended December 31, 2024 and 2023, respectively.
Estimating asset useful lives requires management judgment, particularly given the rapid evolution of next-generation mining rigs in industrial-scale bitcoin mining. Depreciation schedules may be adjusted if events, regulatory changes, or shifts in operating conditions indicate a need for revision. Management continuously evaluates factors such as future energy market conditions, operating costs, maintenance practices, and capital investment needs to ensure depreciation assumptions remain reasonable. When an asset’s estimated useful life is adjusted—either shortened or extended—depreciation provisions are updated accordingly, which could have a material impact on future financial results.
Recent Developments
In October 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. Subsequent to December 31, 2024 and through February 28, 2025, the Company repurchased 5,900,000 shares of its Common Stock for $33.3 million.
In December 2024, the Company entered into certain long-term data center lease agreements with Core42, a G42 company specializing in sovereign cloud, AI infrastructure, and digital services, to lease specified data center infrastructure comprising 72.5 MW of HPC hosting capacity at the Lake Mariner Facility to the customer to support the customer’s HPC operations (the “HPC Leases”). As of the date of this Annual Report, none of the HPC Leases had commenced and all are expected to commence at various dates in 2025, each having an initial term of ten years and granting the customer two five-year renewal options. Additionally, the HPC Leases provide Core 42 an option to expand near-term HPC hosting capacity by an additional 135 MW gross, which is equivalent to 108 MW of critical IT load, by March 31, 2025.
The HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million and shall be applied towards each month’s base rent for 24 months commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. As of the date of this Annual Report, the Company has received all $90.0 million of Prepaid Rent.
The Business Combination
On December 13, 2021, TeraWulf completed its business combination (the “Merger”) with IKONICS Corporation (“IKONICS”), through which the Company effectively acquired IKONICS and became a publicly traded entity on Nasdaq, which was the primary objective of the business combination.
As part of the Merger consideration, IKONICS shareholders received contractual contingent value rights (“CVR”) under a Contingent Value Rights Agreement (the “CVR Agreement”). Each IKONICS shareholder as of immediately prior to the Merger received one non-transferable CVR for each share of IKONICS common stock held at that time. The CVR holders were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement) from any sale, transfer, disposition, spin-off, or licensing of IKONICS’ pre-merger business assets.

During the year ended December 31, 2023, the Company fulfilled its CVR obligations, making $11.0 million in payments related to proceeds from the sale of net assets held for sale. As of December 31, 2023, the Company had completed all required distributions to CVR holders, and the CVR Agreement was deemed terminated.
Results of Operations - Comparative Results for the Years Ended December 31, 2024 and 2023
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using miners owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earned revenue by providing bitcoin miner hosting services to third parties. While the Company may choose to mine other digital currencies, it has no plans to do so currently.
The Company’s business strategy centers on growing revenue and profitability by enhancing the capacity and efficiency of our bitcoin mining fleet while expanding our data center infrastructure to support HPC hosting activities. We plan to strategically develop the infrastructure necessary for profitability of bitcoin mining while pursuing adjacent high-value HPC hosting opportunities that leverage our power utilization and digital infrastructure. We are confident that our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale data centers. These data centers are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We will actively seek opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.
Revenue
The following table presents revenue (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$140,051	$69,229
Revenue for the years ended December 31, 2024 and 2023 was $140.1 million and $69.2 million, respectively, an increase of $70.9 million. The increase was primarily attributed to an increase in the average price of bitcoin during the year ended December 31, 2024 of $65,824 as compared to $28,788 during the same period in the prior year and an increase in mining capacity at the Lake Mariner Facility to approximately 195 MW as of December 31, 2024 as compared to 110 MW as of December 31, 2023, partially offset by decreases in the total bitcoin mined due to impacts of the halving in April 2024 and the increase in network hashrate, resulting in total bitcoin mined of 2,177 bitcoin during the year ended December 31, 2024 as compared to 2,168 bitcoin during the same period in the prior year.
During the years ended December 31, 2024 and 2023 revenue from bitcoin miner hosting was $0.8 million and $7.5 million, respectively, a decrease due to the expiration of the Company’s bitcoin miner hosting contract with a customer in February 2024.
Costs and Expenses
The following table presents cost of revenue (exclusive of deprecation) (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue (exclusive of depreciation)	$62,608	$27,315
Cost of revenue (exclusive of depreciation) for the years ended December 31, 2024 and 2023 was $62.6 million and $27.3 million, respectively, an increase of approximately $35.3 million. Cost of revenues is primarily comprised of power expense and the increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between December 31, 2023 and December 31, 2024 at the Lake Mariner Facility and, to a lesser extent, an increase in realized power prices during the year ended December 31, 2024 as compared to the same period in the prior year. The Company records proceeds related to participation in demand response programs as a reduction in cost of revenue in the period corresponding to the underlying demand response program period; the amount of aggregate proceeds received or expected to be received were $8.6 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively. The Company is actively expanding its enrollment in such available programs in New York State.

The following table presents operating expenses (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses	$3,387	$2,116
Operating expenses - related party	4,262	2,773
	$7,649	$4,889
Operating expenses (including related party expenses) for the years ended December 31, 2024 and 2023 were approximately $7.6 million and $4.9 million, respectively, a net increase of $2.7 million. Operating expenses increased primarily due to higher engineering expenses of $0.4 million and property insurance of $0.7 million. Operating expense - related party increased primarily due to $0.4 million in rent expense and $1.1 million due to increased staffing at the Lake Mariner Facility. These increases related to infrastructure constructed and placed in service between December 31, 2023 and 2024.
The following table presents selling, general and administrative expenses (in thousands):

	Year Ended December 31,
	2024	2022
Selling, general and administrative expenses	$57,883	$23,693
Selling, general and administrative expenses - related party	12,695	13,325
	$70,578	$37,018
Selling, general and administrative expenses (including related party expenses) for the years ended December 31, 2024 and 2023 were $70.6 million and $37.0 million, respectively, a net increase of $33.6 million. Selling, general and administrative expenses increased primarily due to increased expense during the year ended December 31, 2024 as compared to the same period in the prior year of (i) stock-based compensation of $25.2 million, (ii) employee compensation and benefits of $5.7 million, (iii) travel expenses of $0.6 million, (iv) legal and other professional fees of $1.4 million, (v) charity, sponsorships and investor relations of $1.1 million and (vi) other public company costs of $1.1 million, partially offset by decreases in insurance expense of $0.9 million. Selling, general and administrative expenses – related party decreased a net $1.3 million in fees paid under the Services Agreement with Beowulf E&D primarily due to performance milestone expense incurred during the year ended December 31, 2023 that were not incurred during the year ended December 31, 2024, offset by an increase in the base fee as well as increased travel expense of $0.6 million.
Depreciation for the years ended December 31, 2024 and 2023 was $59.8 million and $28.4 million, respectively. The increase was primarily due to the increase in mining capacity due to infrastructure constructed and placed in service between December 31, 2023 and December 31, 2024 at the Lake Mariner Facility. Additionally, during the year ended December 31, 2024, the Company recorded accelerated depreciation expense of $5.1 million related to certain miners of which the Company shortened their estimated useful lives based on anticipated replacement by April 30, 2024.
Gain on fair value of digital currency, net during the year ended December 31, 2024 was $2.2 million as a result of the Company adopting Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2023-08, Intangible – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), on January 1, 2024 which requires entities with certain crypto assets to subsequently measure such assets at fair value, with changes in fair value recorded in net income in each reporting period. Prior to the adoption of ASU 2023-08, the Company recorded impairment of digital currency of $3.0 million during the year ended December 31, 2023 representing the decline in bitcoin prices during the Company’s holding period of its bitcoin, which was not reversed during its holding period, and realized gain on sale of digital currency of $3.2 million during the year ended December 31, 2023 upon subsequent liquidation of bitcoin held. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the balance of digital currency with a corresponding decrease in the opening balance of accumulated deficit in the consolidated balance sheet as of January 1, 2024.
During the years ended December 31, 2024 and December 31, 2023, the Company recorded a loss on disposal of property, plant and equipment of $17.8 million and $1.2 million, respectively, related to disposals of miners and write-off of deposits on miners.

Interest expense
Interest expense for the years ended December 31, 2024 and 2023 was $19.8 million and $34.8 million, respectively, a decrease of $15.0 million. Interest expense through July 2024 related primarily to the borrowings under the Loan, Guaranty and Security Agreement (the “LGSA”) with Wilmington Trust (the “Term Loans”), which had an original maturity date of December 1, 2024 and was fully repaid in July 2024 ahead of maturity. In October 2024, the Company completed a private offering of convertible senior notes due 2030 (the “2030 Convertible Notes”) which accrue 2.75% interest annually. The decrease in interest expense during the year ended December 31, 2024 as compared to the prior year is primarily due to early repayments of the Term Loans principal balance resulting in a decrease of amortization of debt issuance costs and debt discount of $8.1 million. Additionally, interest expense related to the stated interest rate decreased $9.4 million for the same reason, partially offset by $2.6 million of interest accrued during the year ended December 31, 2024 under the 2030 Convertible Notes and payable in May 2025.
Loss on extinguishment of debt
Loss on extinguishment of debt was $6.3 million for the year ended December 31, 2024 related to voluntary prepayments of the Term Loans in February and July 2024. The Company incurred prepayment fees of $1.3 million in connection with the voluntarily prepayments and derecognized unamortized debt discount of $5.0 million associated with the principal repaid. The Company made no prepayments on the principal balance of the Term Loans during the year ended December 31, 2023.
Income tax benefit
Income tax benefit was $0 for the years ended December 31, 2024 and 2023. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of December 31, 2024 and 2023.
Equity in net loss of investee, net of tax
Equity in net income (loss) of investee, net of tax for the years ended December 31, 2024 and 2023 was $3.4 million and $(9.3) million, respectively, which represents TeraWulf’s proportional share of income or loss of Nautilus, which commenced operations in February 2023. The amount includes an impairment loss of $13.6 million for the year ended December 31, 2023 related to the distribution of miners from Nautilus to the Company whereby the miners were marked to fair value from book value on the date distributed. The impairment loss was the result of decreasing prices for miners between initial purchase and distribution.
Additionally the Company recorded a gain on sale of equity interest in investee of $22.6 million in the consolidated statement of operations for the year ended December 31, 2024 as a result of the sale of its entire 25% equity interest in Nautilus to the Talen Member in October 2024.
Non-GAAP Measure
To provide investors with additional information in connection with our results as determined in accordance with generally accepted accounting principals in the United States (“U.S. GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. This measure is not a financial measure calculated in accordance with U.S. GAAP, and it should not be considered as a substitute for net loss, operating loss, or any other measure calculated in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.
We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset and related party expense to be settled with respect to common stock, all of which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) one-time, non-recurring transaction-based compensation expense related to the 2030 Convertible Notes (iv) equity in net income (loss) of investee, net of tax, related to Nautilus and the gain on sale of interest in Nautilus; (v) other income which is related to interest income or income for which management believes is not reflective of the Company’s ongoing operating activities; (vi) loss on extinguishment of debt and net losses on disposals of property, plant and equipment, net, which are not reflective of the Company’s general business performance and (vii) loss from discontinued operations, net of tax, which is not applicable to the Company’s future business activities. The Company’s Adjusted EBITDA also includes the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net income (loss) of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
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
The Company’s Adjusted EBITDA measure may not be directly comparable to similar measures provided by other companies in the Company’s industry, as other companies in the Company’s industry may calculate non-GAAP financial results differently. The Company's Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to net loss or any other measure of performance derived in accordance with U.S. GAAP. Although management utilizes internally and presents Adjusted EBITDA, the Company only utilizes that measure supplementally and does not consider it to be a substitute for, or superior to, the information provided by U.S. GAAP financial results. Accordingly, Adjusted EBITDA is not meant to be considered in isolation of, and should be read in conjunction with, the information contained in the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP.
The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(72,418)	$(73,421)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Loss from discontinued operations, net of tax	—	129
Gain on sale of equity interest in investee	(22,602)	—
Equity in net (income) loss of investee, net of tax, related to Nautilus	(3,363)	9,290
Distributions from investee, related to Nautilus	22,776	21,949
Income tax benefit	—	—
Other income	(3,927)	(231)
Loss on extinguishment of debt	6,300	—
Interest expense	19,794	34,812
Loss on disposals of property, plant, and equipment, net	17,824	1,209
Depreciation	59,808	28,350
Amortization of right-of-use asset	1,373	1,001
Stock-based compensation expense	30,927	5,859
Transaction-based compensation expense	3,885	—
Related party expense to be settled with respect to common stock	—	2,917
Non-GAAP adjusted EBITDA	$60,377	$31,864

Liquidity and Capital Resources
As of December 31, 2024, the Company had balances of cash and cash equivalents of $274.1 million, working capital of $229.6 million, total stockholders’ equity of $244.4 million and an accumulated deficit of $332.3 million. The Company incurred a net loss of $72.4 million for the year ended December 31, 2024. The Company began mining bitcoin in March 2022 and had 9.7 EH/s of operating capacity as of December 31, 2024. To date, the Company has relied primarily on proceeds from the sale of bitcoin, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
The principal uses of cash are for the operation and buildout of data center facilities, debt service, and general corporate activities and, to a lesser extent in 2023, investments in the Nautilus joint venture related to mining facility buildout and general corporate activities. Cash flow information is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities:
Continuing operations	$(24,422)	$4,160
Discontinued operations	—	103
Total operating activities	(24,422)	4,263
Investing activities	(91,159)	(78,013)
Financing activities	335,207	119,866
Net change in cash and cash equivalents and restricted cash	$219,626	$46,116
Operating activities
Cash (used in) provided by operating activities for continuing operations was $(24.4) million and $4.2 million for the years ended December 31, 2024 and 2023, respectively, reflecting a decrease of $28.6 million. During the year ended December 31, 2024, the Company completed significant expansion of its bitcoin mining operations resulting in an increase in mining capacity at the Lake Mariner Facility to approximately 195 MW as of December 31, 2024 as compared to 110 MW as of December 31, 2023 which resulted in stable bitcoin earned during the period despite the impacts of the halving in April 2024. In addition, the average price of bitcoin increased during the year ended December 31, 2024 to $65,824 as compared to $28,788 during the same period in the prior year, resulting in an increase in revenue of $70.9 million. Power prices increased during the year ended December 31, 2024 as compared to prior year and cost of revenue (exclusive of depreciation) increased approximately $35.3 million for the year ended December 31, 2024 as compared to the prior year primarily due to the increase in mining capacity and the halving in April 2024. Additionally, prior to the repayment of the Term Loans in July 2024, the Company converted its bitcoin holdings nearly immediately to cash and the related proceeds from sales of digital currency were included within cash flows from operating activities in the consolidated statements of cash flows. Subsequently, proceeds from sales of digital currency of $67.4 million are included within cash flows from investing activities in the consolidated statements of cash flows for the year ended December 31, 2024 as the Company no longer converts bitcoin into cash on a nearly immediate basis.
Investing activities
Cash used in investing activities was $91.2 million and $78.0 million for the years ended December 31, 2024 and 2023, respectively. The Company invested $267.9 million and $75.2 million in the buildout of its facilities at the Lake Mariner Facility for the years ended December 31, 2024 and 2023, respectively, which included $69.2 million during the year ended December 31, 2024 related to infrastructure intended to support expansion into HPC leasing operations in 2025. Additionally, during the year ended December 31, 2023, the Company invested $2.8 million in its joint venture. During the year ended December 31, 2024, the Company received proceeds from the sale of its equity interest in the joint venture of $86.1 million, proceeds from the sale of property, plant and equipment of $23.3 million, and proceeds from sales of digital currency not converted nearly immediately into cash of $67.4 million.
Financing activities
Cash provided by financing activities was $335.2 million and $119.9 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the Company received proceeds from (i) issuance of convertible notes, net of issuance costs paid, of $487.1 million, (ii) issuances of Common Stock, net of issuance costs, of $188.7 million and (iii) warrant exercises of $4.8 million. The cash provided by financing activities during the year ended December 31, 2024 was partially offset by principal payments on long-term debt of $139.4 million, repurchases of treasury stock of $118.2 million, purchases of capped call instruments of $60.0 million and payments related to tax withholdings related to net share settlements of stock-based compensation awards of $23.7 million. During the year ended December 31, 2023, the Company received proceeds from (i) issuances of Common Stock, net of issuance costs, of $135.9 million (ii) proceeds from warrant exercises of $2.5 million, and (iii) issuance of convertible promissory notes of $1.3 million. The cash provided by financing activities during the year ended December 31, 2023 was partially offset by payments of contingent value rights liability related to the proceeds from sales of net assets held for sale of RM 101 of $11.0 million, principal payments on long-term debt of $6.6 million, and payments related to tax withholdings related to net share settlements of stock-based compensation awards of $2.0 million.
Financial Condition
The Company incurred a net loss of $72.4 million and reported cash used in operating activities of $24.4 million for the year ended December 31, 2024. As of December 31, 2024, the Company had balances of cash and cash equivalents of $274.1 million, working capital of $229.6 million, total stockholders’ equity of $244.4 million and an accumulated deficit of $332.3 million. The Company had 9.7 EH/s of operating capacity at the Lake Mariner Facility as of December 31, 2024. To date, the Company has relied primarily on proceeds from sales of bitcoin, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations. Subsequent to December 31, 2024, the Company received $90.0 million of Prepaid Rent under its HPC Leases which shall be applied towards each month’s base rent for 24 months commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted.
Critical Accounting Estimates
The above discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
See Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for a summary of the Company’s significant accounting policies.
Digital currency
Digital currency is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as consideration for bitcoin miner hosting services. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture.
Bitcoin are accounted for as intangible assets with indefinite useful life and is included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its bitcoin to support operations within the next twelve months. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, which requires digital currency to be valued at fair value each reporting period in accordance with ASC 820 with changes in fair value recorded in net income. Gains and losses from the remeasurement of digital currency are included within gain on fair value of digital currency, net in the consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital currency, net in the consolidated statements of operations.
Prior to the adoption of ASU 2023-08, bitcoin was assessed for impairment annually, or more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired. The Company elected to bypass the optional qualitative impairment assessment and to track its bitcoin activity daily for impairment assessment purposes. The Company performed an analysis each day to identify whether events or changes in circumstances, principally decreases in the quoted price of bitcoin on the active trading platform, indicated that it was more likely than not that its bitcoin were impaired. For impairment testing purposes, the lowest intraday trading price of bitcoin was identified at the single bitcoin level (one bitcoin). The excess, if any, of the carrying amount of bitcoin and the lowest daily trading price of bitcoin represented a recognized impairment loss. To the extent an impairment loss was recognized, the loss established the new cost basis of the asset. Subsequent reversal of previously recorded impairment losses was prohibited.
Bitcoin earned through mining activities is recorded as an adjustment in the consolidated statements of cash flows, reconciling net loss to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
Prior to the repayment of the Term Loans in July 2024 (see Note 9), bitcoin sales proceeds were included in cash flows from operating activities, as bitcoin was converted into cash immediately during that period. Following repayment of the Term Loans, bitcoin sales proceeds are now classified under cash flows from investing activities, as the Company no longer converts bitcoin into cash immediately upon mining.
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
ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Annual Report, see the “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this Annual Report.
Risk Regarding the Price of Bitcoin.
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of December 31, 2024, our digital currency balance was comprised of 5 bitcoin recorded at its fair value of $0.5 million, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the year ended December 31, 2024 and the fair value of bitcoin as of December 31, 2024 would have increased or decreased net loss by approximately $14.0 million.
A 10% increase or decrease in power prices during the year ended December 31, 2024 would have increased or decreased net loss by approximately $6.3 million.
ITEM 8.    Financial Statements and Supplementary Data
The financial statements and schedules listed in Item 15(a)(1) are included in this Report beginning on page 42.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
*Deloitte & Touche LLP, PCAOB Firm ID No. 34; RSM US LLP, PCAOB Firm ID No. 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of TeraWulf Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of TeraWulf Inc. and subsidiaries (the "Company") as of December 31, 2024, the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Mining Revenue- Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company participates in a cryptocurrency mining pool (“the mining pool”) to provide hash computation services to the mining pool operator. The Company recognizes revenue as they fulfill their performance obligation over time by providing hash computation services in exchange for Bitcoin. Once the hash computation services are transferred to the mining pool operator, the mining pool operator will compensate the Company for the hash computation services provided with a payout in Bitcoin. For the year ended December 31, 2024, revenue from mining (“mining revenue”) was $139.2 million.
We identified the auditing of mining revenue as a critical audit matter due to the extent of audit effort required to perform audit procedures over the Company’s hash computation services provided to the mining pool operator, the associated contractual payouts including the blockchain contractual inputs, the Company’s valuation of bitcoin received from the mining pool operator, and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s process for recording mining revenue included the following, among others:
•With the assistance of our Information Technology (IT) specialists, we identified the significant systems used to monitor hash computation and tested the general IT controls over each of these systems, including complementary user entity controls.
•We tested the effectiveness of controls over the Company’s mining revenue calculation.
•We tested the amount of the mining revenue recorded by developing an expectation for the amount recorded based on the hash computation services provided to the mining pool operator and the payout method prescribed in the contract with the mining pool operator and comparing our expectation to the amount recorded by the Company.
•We confirmed with the mining pool operator the significant contractual terms utilized in the determination of mining revenue, total mining rewards earned, and the digital asset wallet addresses in which the rewards are deposited.
•We utilized our proprietary audit tool to independently obtain evidence from the Bitcoin blockchain to test the occurrence and accuracy of mining revenue.
•With the assistance of our Valuation specialists, we evaluated the reasonableness of the prices utilized by the Company to value bitcoin by obtaining independent bitcoin prices and comparing those to the prices selected by the Company.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2025
We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TeraWulf Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of TeraWulf Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ RSM US LLP
We served as the Company’s auditor from 2021 to 2024.
Minneapolis, Minnesota
March 19, 2024

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2024 AND 2023
(In thousands, except number of shares, per share amounts and par value)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,065	$54,439
Digital currency	476	1,801
Prepaid expenses	2,493	4,540
Other receivables	3,799	1,001
Other current assets	598	806
Total current assets	281,431	62,587
Equity in net assets of investee	—	98,613
Property, plant and equipment, net	411,869	205,284
Operating lease right-of-use asset	85,898	10,943
Finance lease right-of-use asset	7,285	—
Other assets	1,028	679
TOTAL ASSETS	$787,511	$378,106

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,382	$15,169
Accrued construction liabilities	16,520	1,526
Accrued compensation	4,552	4,413
Other accrued liabilities	4,973	4,766
Share based liabilities due to related party	—	2,500
Other amounts due to related parties	1,391	972
Current portion of operating lease liability	25	48
Current portion of finance lease liability	2	—
Insurance premium financing payable	—	1,803
Current portion of long-term debt	—	123,465
Total current liabilities	51,845	154,662
Operating lease liability, net of current portion	3,427	899
Finance lease liability, net of current portion	292	—
Long-term debt	—	56
Convertible notes	487,502	—
TOTAL LIABILITIES	543,066	155,617

Commitments and Contingencies (See Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at December 31, 2024 and 2023; 9,566 shares issued and outstanding at December 31, 2024 and 2023; aggregate liquidation preference of $12,609 and $11,423 at December 31, 2024 and 2023, respectively.	9,273	9,273
Common stock, $0.001 par value, 600,000,000 and 400,000,000 authorized at December 31, 2024 and 2023, respectively; 404,223,028 and 276,733,329 issued and outstanding at December 31, 2024 and 2023, respectively.	404	277
Additional paid-in capital	685,261	472,834
Treasury Stock at cost, 18,568,750 and 0 at December 31, 2024 and 2023, respectively	(118,217)	—
Accumulated deficit	(332,276)	(259,895)
Total stockholders' equity	244,445	222,489
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$787,511	$378,106
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands, except number of shares and loss per common share)

	Year Ended December 31,
	2024	2023	2022

Revenue	$140,051	$69,229	$15,033

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	62,608	27,315	11,083
Operating expenses	3,387	2,116	2,038
Operating expenses — related party	4,262	2,773	1,248
Selling, general and administrative expenses	57,883	23,693	22,770
Selling, general and administrative expenses — related party	12,695	13,325	13,280
Depreciation	59,808	28,350	6,667
Gain on fair value of digital currency, net	(2,200)	—	—
Realized gain on sale of digital currency	—	(3,174)	(569)
Impairment of digital currency	—	3,043	1,457
Loss on disposals of property, plant, and equipment, net	17,824	1,209	—
Loss on nonmonetary miner exchange	—	—	804
Total costs and expenses	216,267	98,650	58,778

Operating loss	(76,216)	(29,421)	(43,745)
Interest expense	(19,794)	(34,812)	(24,679)
Loss on extinguishment of debt	(6,300)	—	(2,054)
Other income	3,927	231	—
Loss before income tax and equity in net income (loss) of investee	(98,383)	(64,002)	(70,478)
Income tax benefit	—	—	256
Equity in net income (loss) of investee, net of tax	3,363	(9,290)	(15,712)
Gain on sale of equity interest in investee	22,602	—	—
Loss from continuing operations	(72,418)	(73,292)	(85,934)
Loss from discontinued operations, net of tax	—	(129)	(4,857)
Net loss	$(72,418)	$(73,421)	$(90,791)

Loss per common share:
Continuing operations	$(0.21)	$(0.35)	$(0.78)
Discontinued operations	—	—	(0.04)
Basic and diluted	$(0.21)	$(0.35)	$(0.82)

Weighted average common shares outstanding:
Basic and diluted	351,315,476	209,956,392	110,638,792
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of January 1, 2022	—	$—	99,976,253	$100	$218,762	$—	$(95,683)	$123,179
Issuance of Series A Convertible Preferred Stock, net of issuance costs	9,566	9,273	—	—	—	—	—	9,273
Warrant issuances in conjunction with debt offerings	—	—	—	—	8,315	—	—	8,315
Warrant issuances in conjunction with equity offerings	—	—	—	—	5,700	—	—	5,700
Stock-based compensation expense	—	—	—	—	1,568	—	—	1,568
Warrant exercise	—	—	5,714,823	6	52	—	—	58
Modifications to embedded conversion feature of convertible promissory notes	—	—	—	—	1,592	—	—	1,592
Issuance of common stock, net of issuance costs	—	—	39,801,895	39	58,821	—	—	58,860
Net loss	—	—	—	—	—	—	(90,791)	(90,791)
Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$—	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	—	16,036
Warrant offerings	—	—	—	—	14,991	—	—	14,991
Warrant exercise	—	—	25,871,539	27	3,500	—	—	3,527
Common stock offering, net of issuance costs	—	—	99,136,670	98	132,444	—	—	132,542
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	—	4,705
Common stock issued for share based liabilities due to related party	—	—	2,460,513	2	14,998	—	—	15,000
Stock-based compensation expense and issuance of stock	—	—	5,586,736	5	5,854	—	—	5,859
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,578,056)	—	(2,013)	—	—	(2,013)
Net loss	—	—	—	—	—	—	(73,421)	(73,421)
Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08 (See Note 2)	—	—	—	—	—	—	37	37
Warrant exercise	—	—	31,853,909	32	4,776	—	—	4,808
Common stock offering, net of issuance costs	—	—	67,368,125	67	189,146	—	—	189,213
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Common stock issued for new ground lease to related party	—	—	20,000,000	20	68,740	—	—	68,760

Purchase of capped call	—	—	—	—	(60,000)	—	—	(60,000)
Treasury stock repurchased	—	—	—	—	—	(118,217)	—	(118,217)
Stock-based compensation expense and issuance of stock	—	—	12,241,621	7	30,920	—	—	30,927
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(5,057,145)	—	(23,654)	—	—	(23,654)
Net loss	—	—	—	—	—	—	(72,418)	(72,418)
Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,418)	$(73,421)	$(90,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	11,382	19,515	11,676
Related party expense to be settled with respect to common stock	—	2,917	2,083
Common stock issued for interest expense	—	26	82
Stock-based compensation expense	30,927	5,859	1,568
Depreciation	59,808	28,350	6,667
Amortization of right-of-use asset	1,373	1,001	303
Revenue recognized from digital currency mining and hosting services	(139,278)	(63,877)	(10,810)
Gain on fair value of digital currency, net	(2,200)	—	—
Realized gain on sale of digital currency	—	(3,174)	(569)
Impairment of digital currency	—	3,043	1,457
Proceeds from sale of digital currency	97,559	83,902	9,739
Digital currency paid as consideration for services	370	—	—
Loss on disposals of property, plant, and equipment, net	17,824	1,209	—
Loss on nonmonetary miner exchange	—	—	804
Loss on extinguishment of debt	6,300	—	2,054
Deferred income tax benefit	—	—	(256)
Equity in net loss of investee, net of tax	(3,363)	9,290	15,712
Gain on sale of equity interest in investee	(22,602)	—	—
Loss from discontinued operations, net of tax	—	129	4,857
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	2,047	555	(3,601)
Decrease in amounts due from related parties	—	—	815
Increase in other receivables	(2,774)	(1,001)	—
Decrease (increase) in other current assets	288	(215)	(46)
(Increase) decrease in other assets	(466)	310	(994)
Increase (decrease) increase in accounts payable	740	(7,272)	10,197
Increase (decrease) in accrued compensation and other accrued liabilities	694	(931)	5,916
Increase (decrease) increase in other amounts due to related parties	480	(2,013)	700
(Decrease) increase in operating lease liability	(11,113)	(42)	175
Net cash (used in) provided by operating activities from continuing operations	(24,422)	4,160	(32,262)
Net cash (used in) provided by operating activities from discontinued operations	—	103	(1,804)
Net cash (used in) provided by operating activities	(24,422)	4,263	(34,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	—	(2,845)	(46,172)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	—	(11,741)
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	—	—	11,716
Proceeds from sale of equity interest in investee	86,086	—	—
Purchase of and deposits on plant and equipment	(267,940)	(75,168)	(61,116)
Proceeds from sales of property, plant and equipment	23,324	—	—
Proceeds from sale of net assets held for sale	—	—	13,266
Proceeds from sale of digital currency	67,371	—	—
Net cash used in investing activities	(91,159)	(78,013)	(94,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $0, $0 and $38	—	—	22,462
Principal payments on long-term debt	(139,401)	(6,599)	—
Payments of prepayment fees associated with early extinguishment of long-term debt	(1,261)	—	—
Principal payments on finance lease	(941)	—	—
Proceeds from insurance premium and property, plant and equipment financing	211	2,513	7,041
Principal payments on insurance premium and property, plant and equipment financing	(2,103)	(2,738)	(4,924)
Proceeds from issuance of promissory notes to stockholders	—	—	3,416
Proceeds from issuance of common stock, net of issuance costs paid of $663, $1,051 and $142	188,715	135,917	47,326
Proceeds from exercise of warrants	4,808	2,500	5,700
Purchase of capped call	(60,000)	—	—
Purchase of treasury stock	(118,217)	—	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(23,654)	(2,013)	—
Proceeds from issuance of preferred stock	—	—	9,566
Proceeds from issuance of convertible notes, net of issuance costs paid of $12,950, $0, and $0	487,050	—	—
Proceeds from issuance of convertible promissory note	—	1,250	14,700
Principal payments on convertible promissory note	—	—	(15,306)
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	—	(10,964)	—
Net cash provided by financing activities	335,207	119,866	89,981

Net change in cash, cash equivalents and restricted cash	219,626	46,116	(38,132)
Cash, cash equivalents and restricted cash at beginning of year	54,439	8,323	46,455
Cash, cash equivalents and restricted cash at end of year	$274,065	$54,439	$8,323

Cash paid during the year for:
Interest	$6,957	$19,572	$13,989
Income taxes	$—	$—	$—
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION
Organization
TeraWulf Inc. (“TeraWulf” or the “Company”) is a vertically integrated owner and operator of next-generation digital infrastructure, primarily powered by zero-carbon energy. The Company develops and operates high-performance data centers optimized for bitcoin mining and high-performance computing (“HPC”) workloads, leveraging clean, cost-effective, and reliable energy sources to drive long-term sustainability in digital infrastructure.
The Company generates revenue by providing hash computation services to a mining pool operator, enabling the validation of transactions on the global bitcoin network using application-specific integrated circuit (“ASIC”) miners owned by TeraWulf. The bitcoin earned as consideration is routinely sold for U.S. dollars. The Company also generated revenue by providing bitcoin miner hosting services to third parties. While the Company has the capability to mine other digital currencies, it has no current plans to do so.
In 2024, the Company established WULF Compute, an internal initiative focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy aimed at diversifying revenue streams by providing HPC hosting and colocation, cloud, and connectivity services for GPU-based HPC operations (see Note 7). Given the growing demand for high-density compute loads, TeraWulf’s assets are well-positioned to supply low-cost, predominantly zero-carbon power to support these workloads.
During the years ended December 31, 2024 and 2023, TeraWulf owned and operated two bitcoin mining facilities: the Lake Mariner Facility in upstate New York (the “Lake Mariner Facility”) and the Nautilus Cryptomine Facility in central Pennsylvania (the “Nautilus Cryptomine Facility”).
The Lake Mariner Facility began mining bitcoin in March 2022, and as of December 31, 2024, the Company had energized 195 MW of capacity across four buildings and supporting infrastructure. The Company plans to energize a fifth miner building, adding 50 MW of incremental capacity, bringing the Lake Mariner Facility’s total operational capacity to approximately 245 MW in the first half of 2025.
The Nautilus Cryptomine Facility, developed through a joint venture (see Note 11), commenced bitcoin mining operations in February 2023 and, by April 2023, had reached full energization of the Company’s 50 MW allotted capacity. In October 2024, TeraWulf sold its entire 25% equity interest in the joint venture which owns the Nautilus Cryptomine Facility, enabling the Company to reallocate capital toward expanding its wholly owned digital infrastructure and advancing its HPC strategy.
In December 2021, TeraWulf completed a strategic business combination (the “Merger”) with IKONICS Corporation (“IKONICS”), a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations (“Nasdaq”), which was the primary purpose of the business combination. As of the date of the Merger, TeraWulf classified the IKONICS business as held for sale and discontinued operations in its consolidated financial statements. During the year ended December 31, 2023, the Company completed the sale of substantially all IKONICS’ historical net assets (see Note 3). Subsequent to the asset sales, IKONICS’ name was changed to RM 101 Inc. (“RM 101”).
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
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the fair value of equity securities or warrants to purchase the Company’s common stock (“Common Stock”) issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, the fair value of leased assets for the purpose of lease classification, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company recorded revenue from mining of $139.3 million, $61.7 million, and $10.5 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Bitcoin Miner Hosting
The Company’s bitcoin miner hosting contracts were structured as service agreements with a single performance obligation. The primary service provided under these contracts included hosting customers’ miners within a secure data center while supplying electrical power, internet connectivity, ambient air cooling, and access to maintenance resources.
Bitcoin miner hosting revenue was recognized over time, as customers simultaneously received and consumed the benefits of the Company’s services. Revenue was recognized only to the extent that it was not subject to a significant risk of reversal. Customers were invoiced monthly, with payments primarily made in cash, although some consideration was received in digital currency. Because digital currency is treated as noncash consideration, its fair value was determined at the time of contract inception based on the quoted market price of the digital currency in the Company’s principal market.
The Company had certain bitcoin miner hosting contracts, the last of which expired in February 2024. At the time of contract inception, the quoted price of bitcoin in the Company’s principal market was approximately $38,000. The

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company recorded bitcoin miner hosting revenue of $0.8 million, $7.5 million and $4.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
HPC Hosting
In December 2024, the Company entered into long-term data center lease agreements (the “HPC Leases”) with a customer to lease specified data center infrastructure at the Lake Mariner Facility to support the customer’s HPC operations. In accordance with ASC 842, Leases (“ASC 842”), the Company determined at contract inception that these agreements contain a lease, including lease components related to the right to use data center space, as well as non-lease components covering power delivery, physical security, and maintenance services. The HPC Leases are expected to commence at various dates in 2025, each with an initial term of ten years. The agreements also provide the customer with two five-year renewal options and include a provision for expanding near-term HPC hosting capacity (see Note 7).
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately presented. Cost of revenue for bitcoin miner hosting is comprised primarily of direct costs of electricity, labor and internet provision.
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $8.6 million, $3.5 million and $0.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $274.1 million and $54.4 million, respectively.
The Company maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of December 31, 2024, the Company bank balances exceeded the FDIC insurance limit by $4.7 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of noncash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$37	$—	$—
Operating right-of-use asset obtained in exchange for lease obligation	$77,056	$—	$11,223
Finance right-of-use asset obtained in exchange for lease obligation	$6,557	$—	$—
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$—	$35,792	$11,267
Deferred financing costs in accounts payable or other accrued liabilities	$—	$—	$249
Common stock issuance costs in accounts payable	$—	$—	$131
Preferred stock issuance costs in other accrued liabilities or accounts payable	$—	$—	$293
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$27,661	$5,182	$8,451
Purchases of and deposits on plant and equipment with digital currency	$316	$437	$—
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$—	$452	$5,203
Convertible promissory notes converted to common stock	$—	$4,666	$—
Convertible promissory notes deferred issuance costs in accounts payable	$—	$—	$104
Common stock issued for share based liabilities due to related party	$2,500	$15,000	$—
Common stock issued to related party pursuant to operating lease	$63,368	$—	$11,489
Common stock issued to related party pursuant to finance lease	$5,392	$—	$—
Common stock issued for payment on convertible promissory notes	$—	$—	$168
Common stock warrants issued for long-term debt commitment fee	$—	$—	$1,967
Common stock warrants issued for discount on long-term debt	$—	$16,036	$6,348
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$—	$6,868	$51,978
Decrease to investment in joint venture due to bitcoin received as distribution from investee	$22,776	$21,949	$—
Increase in plant and equipment for miners assigned in connection with sale of equity interest in investee	$15,715	$—	$—
Common stock reacquired in exchange for warrants	$—	$12,491	$—
Change in fair value of embedded conversion feature of convertible promissory note in additional paid-in capital	$—	$—	$1,591
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Digital currency
Digital currency consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool and for bitcoin miner hosting services, in accordance with the Company’s revenue recognition policy. From time to time, the Company also received bitcoin as distributions-in-kind from its joint venture. Digital currency is classified as a current asset in the consolidated balance sheets, as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). This standard requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income each reporting period. The standard applies to crypto assets that meet all of the following criteria:
•Qualify as intangible assets under ASC 350
•Do not provide the holder with enforceable rights to underlying goods, services, or assets
•Exist on a distributed ledger utilizing blockchain or similar technology
•Are secured through cryptography
•Are fungible
•Are not created or issued by the reporting entity or its affiliates
Entities must also provide additional disclosures regarding their crypto asset holdings.
ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods. However, early adoption is permitted, and the Company elected to early adopt the standard effective January 1, 2024.The adoption resulted in a cumulative-effect adjustment of $37,000, increasing the digital currency balance and decreasing the opening balance of accumulated deficit in the consolidated balance sheet as of January 1, 2024.
Upon adoption of ASU 2023-08, the Company now measures digital currency at fair value as of each reporting period under ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs, based on quoted prices from the active trading platform the Company normally transacts on, which has been identified as its principal market for bitcoin. Since bitcoin is traded continuously, the Company utilizes the midnight UTC price, aligning with its revenue recognition policy. Gains and losses from remeasurement of digital currency are recorded under “Gain on fair value of digital currency, net” in the consolidated statements of operations.
Bitcoin sales proceeds are measured as the difference between cash proceeds and the bitcoin cost basis, determined on a first-in, first-out basis. These gains and losses are also recorded under “Gain on fair value of digital currency, net”. During the year ended December 31, 2024, the Company recognized a net fair value gain of $2.2 million.
Accounting for Digital Currency Prior to ASU 2023-08
Before adopting ASU 2023-08, the Company accounted for bitcoin as an indefinite-lived intangible asset. Under this model, digital currency was not amortized, but assessed for impairment annually, or more frequently if events indicated a potential impairment. An impairment loss was recognized if the carrying amount exceeded fair value, determined using Level 1 inputs under ASC 820.
For impairment testing, the Company bypassed the optional qualitative assessment and monitored daily bitcoin price movements. The lowest intraday trading price was used to determine impairment at the single bitcoin level, with any excess of the carrying amount over the lowest daily trading price recorded as an impairment loss. Once impaired, the new cost basis was established, and subsequent reversals were prohibited. During the years ended December 31, 2023 and 2022, the Company recognized digital currency impairment losses of $3.0 million and $1.5 million, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows Treatment
Bitcoin earned through mining activities is recorded as an adjustment in the consolidated statements of cash flows, reconciling net loss to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
Prior to the repayment of the Term Loans in July 2024 (see Note 9), bitcoin sales proceeds were included in cash flows from operating activities, as bitcoin was converted into cash immediately during that period. Following repayment of the Term Loans, bitcoin sales proceeds are now classified under cash flows from investing activities, as the Company no longer converts bitcoin into cash immediately upon mining.
Concentrations
The Company has primarily contracted with two suppliers for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue did not exceed 10% for any one bitcoin miner hosting customer during the year ended December 31, 2024. Revenue from one bitcoin miner hosting customer represented 10.9% and 20.8% of consolidated revenue for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2024, December 31, 2023 and 2022, the Company only operated bitcoin mining facilities. While the Company may choose to mine other digital currencies, it has no plans to do so currently. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
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
In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”). Due to the initial nature of the Joint Venture and the continued commitment for additional financing, the Company determined Nautilus was a VIE. While the Company had the ability to exercise significant influence over Nautilus, the Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of Nautilus. Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the Joint Venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company determined that it was not the primary beneficiary of Nautilus and, therefore, had accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus included a commitment to potentially fund additional equity investments. In October 2024, the Company sold its entire 25% equity interest in the Joint Venture. See Note 11 for additional information.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Method of Accounting
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in equity in net income (loss) of investee, net of tax in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in equity in net assets of investee in the consolidated balance sheets.
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
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for miners). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives (25 years) or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. Property, plant and equipment includes deposits, amounting to approximately $53.9 million and $36.5 million as of December 31, 2024 and 2023, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the years ended December 31, 2024, 2023 and 2022, the Company recorded no impairment charges for long-lived assets.
Leases
In accordance with ASC 842, at inception of a contract, the Company determines whether the contract is or contains a lease. If the Company is the lessee, the lease is classified as an operating or finance lease at the commencement date. Operating leases are included in operating lease right-of-use (“ROU”) asset, current portion of operating lease liability, and operating lease liability, net of current portion in the consolidated balance sheets. Finance leases are included in finance lease right-of-use asset, current portion of finance lease liabilities, and finance lease liabilities, net of current portion in the consolidated balance sheets. The Company does not recognize a ROU asset or lease liability for short-term leases having

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
initial terms of 12 months or less and instead recognizes rent expense on a straight-line basis over the lease term. The Company does not have any short-term leases as of December 31, 2024 and 2023.
In an arrangement that is determined to be or contain a lease, the Company includes both the lease and nonlease components as a single component and accounts for it as a lease when the Company would otherwise recognize the cost associated with both the lease and nonlease components in a similar fashion.
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
Costs associated with operating lease ROU assets are recognized on a straight-line basis within operating expenses or selling, general and administrative, as appropriate, over the term of the lease. Variable lease costs are recognized as incurred and primarily consist of common area maintenance charges not included in the measurement of right-of-use assets and operating lease liabilities. Finance lease ROU assets are amortized within operating expenses or selling, general and administrative expenses, as appropriate, on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.
Debt Issuance Costs and Debt Discount
Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt and in consideration of expected future principal payments subject to an excess cash flow sweep (see Note 9). Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including Common Stock or warrants to purchase Common Stock, is generally based on the relative fair value allocation method. All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of December 31, 2024 and 2023.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Warrants
The Company applies ASC 480 and ASC 815 to assist in the determination of whether warrants issued for the purchase of Common Stock should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. As of December 31, 2024, all outstanding warrants granted by the Company were classified as equity.
Stock Issuance Costs
Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuances, including under shelf registration statements, are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.
Stock-based Compensation
The Company periodically issues restricted stock units (“RSU”) and restricted stock to employees and non-employees in non-capital raising transactions for services. In accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For RSUs with time-based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions (“PSUs”), the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. As of December 31, 2024, the Company has not issued stock options.
Expense for RSUs is recognized on a straight-line basis over the employee’s or non-employee’s requisite service period, including the derived service period for RSUs with market conditions. Expense for restricted stock is recognized on the date of grant as the awards are fully vested on the grant date. Stock-based compensation for PSUs is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for PSUs is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company recognizes excess tax benefits or deficiencies on vesting or settlement of awards as discrete items within income tax benefit or provision within net loss and the related cash flows are classified within operating activities.
Other Income
Other income consists primarily of interest income on bank deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes pursuant to the provision of ASC 740, Accounting for Income Taxes (“ASC 740”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of ASC 740 related to accounting for uncertain income tax positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above are reflected as a liability for uncertain tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not accrue either interest or penalties for the years ended December 31, 2024, 2023 and 2022.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of Common Stock is computed by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. Convertible preferred stock, which are participating securities because they share in a pro rata basis any dividends declared on Common Stock but because they do not have the obligation to share in the loss of the Company, are excluded from the calculation of basic net loss per share. Diluted loss per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if potentially dilutive instruments, if any, were converted into Common Stock using the treasury stock method or as-converted method as appropriate. The computation of diluted loss per share does not include dilutive instruments in the weighted average shares outstanding, as they would be anti-dilutive. Subsequent to December 31, 2023, the Company determined that its preferred stock dividends would be excluded as a reduction to net loss on the Company’s consolidated statements of operations, and accordingly be excluded from the Company’s computation of basic loss per common share. The Company had previously included dividends on its preferred stock in its computation of basic loss per common share. The Company’s dilutive instruments or participating securities as of December 31, 2024 include convertible preferred stock, Common Stock warrants, convertible notes, and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2023 included convertible preferred stock, convertible promissory notes, Common Stock warrants and RSUs issued for services. If the entire liquidation preference of the Convertible Preferred Stock (as defined in Note 14) was converted at its conversion price as of December 31, 2024, the Company would issue approximately 1.3 million shares of Common Stock. As of December 31, 2024, Common Stock warrants outstanding were 17,266,733 with a weighted average strike price of $1.38 and total RSUs outstanding were 4,312,764.
Segment Reporting
During the years ended December 31, 2024, 2023 and 2022, the Company was engaged in digital currency mining by providing hash computation services to a mining pool operator and providing bitcoin miner hosting services to third parties. The Company’s operations are evaluated regularly by the chief operating decision maker, or decision–making group (“CODM”), in deciding how to allocate resources and in assessing performance. The Company’s CODM is composed of the chief executive officer, chief technology officer and chief strategy officer.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The CODM is regularly provided with only the consolidated expenses as presented in the consolidated statements of operations and the Company has determined that the expenses presented in the consolidated statements of operations represent significant segment expenses. The CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, such that the Company has one operating and one reportable segment.
The CODM manages its one reportable segment on a consolidated basis using consolidated net loss, which was $72.4 million, $73.4 million and $90.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. The CODM reviews the measure of consolidated net loss to evaluate the Company’s operating results and the effectiveness of business strategies and internally as a benchmark to compare the Company’s performance to its competitors. As the Company discloses a single reportable segment, total revenue is reported in the consolidated statements of operations, segment assets are reported in the consolidated balance sheets, and capital expenditures are reported in the consolidated statements of cash flows.
The table below provides other segment disclosures for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Interest income(a)	$3,927	$192	$—
(a) Interest income is included in other income in the consolidated statements of operations.
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
Recent Accounting Standards
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 was issued (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2022-03 effective January 1, 2024.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the CODM as well as other segment items. ASU 2023-07 also requires (i) disclosure of the title and position of the CODM, and (ii) that a public entity that has a single reportable segment provide all disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280, and (iii) inclusion of all annual disclosures in interim periods. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024 and applied it retrospectively to all periods presented in the financial statements.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. ASU 2023-08 was issued to improve the accounting for and disclosure of crypto assets by requiring entities to subsequently measure crypto assets at fair value with changes recognized

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in net income each reporting period. This ASU also requires that entities present (1) crypto assets measured at fair value separately from other intangible assets in the balance sheet, and (2) changes from the remeasurement of crypto assets separately from the changes in carrying amounts of other intangible assets in the income statement. Additionally, ASU 2023-08 requires that entities present cash receipts arising from crypto assets that are received as noncash consideration in the ordinary course of business and are converted nearly immediately into cash as operating activities. The amendments in this update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2023-08 effective January 1, 2024.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet the quantitative threshold and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions , amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disaggregated disclosure of income statement expenses for public business entities. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently reviewing this ASU to determine the impact on its disclosures within the footnotes to its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (Topic 470) (“ASU 2024-04”). ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the Company’s accounting and related disclosures in the consolidated financial statements.
NOTE 3 – BUSINESS COMBINATION, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In December 2021, the Company completed the Merger with RM 101 pursuant to which, among other things, the Company effectively acquired RM 101 and became a publicly traded company on the Nasdaq. The consideration in the Merger included, among other things, contractual contingent value rights (“CVR”) per a Contingent Value Rights Agreement (the “CVR Agreement”). Pursuant to the CVR Agreement, each shareholder of RM 101 as of immediately prior to the Merger, received one non-transferable CVR for each outstanding share of common stock of RM 101 then held. The holders of the CVRs were entitled to receive 95% of the Net Proceeds (as defined in the CVR Agreement), if any, from the sale, transfer, disposition, spin-off, or license of all or any part of the pre-merger business of RM 101.
In August 2022, RM 101 sold a certain property for net sale proceeds of $13.2 million with certain indemnifications that expired in February and August 2023. During the year ended December 31, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $11.0 million such that as of December 31, 2023, the Company had made all of the aggregate required distributions of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.
Upon acquisition, the RM 101 business met the assets held-for-sale and discontinued operations criteria and was reflected as discontinued operations held for sale in these consolidated financial statements. During the year ended December 31, 2022, the Company determined that certain changes in circumstances indicated that the then carrying amount of RM 101’s long-lived assets may not have been recoverable and recognized an impairment loss in loss on discontinued operations, net of tax of $4.5 million to write down the related carrying amounts to their fair values less estimated cost to sell. All net assets held for sale had been sold as of December 31, 2022.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded no loss from discontinued operations, net of tax for the year ended December 31, 2024. The loss from discontinued operations, net of tax presented in the consolidated statements of operations includes the following results of RM 101 (in thousands):

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
NOTE 4 – FAIR VALUE MEASUREMENTS
Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
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
(Level 2) observable inputs for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs other than quoted prices that are observable either directly or indirectly from market data; and
(Level 3) unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, segregated by hierarchy fair value levels as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measured as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Remeasurement Loss
Digital currency	$476	$476	$—	$—	$—
	$476	$476	$—	$—	$—

	Fair Value Measured as of December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Remeasurement Loss
Contingent consideration liability - Contingent Value Rights	$—	$—	$—	$—	$(64)
	$—	$—	$—	$—	$(64)
The Company has determined the fair value of convertible notes is approximately $490.7 million as of December 31, 2024 (see Note 9) using Level 1 inputs. The carrying values of cash and cash equivalents, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of December 31, 2024 and 2023, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 7), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 9), in connection with the issuance of Common Stock (see Note 16), in connection with a Common Stock exchange agreement (see Note 15) and on a standalone basis (see Note 15), (iii) the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes (see Note 10), and (iv) the calculation of fair value of nonmonetary assets distributed from the Company’s Joint Venture (see Note 11) and (v) the calculation of fair value of PSUs ranted to employees as stock-based compensation (see Note 16). The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants (except as discussed above for warrants issued in connection with the New Term Facility and the Fifth Amendment) and to value the change in fair value of embedded derivatives in certain of the Company’s convertible promissory notes. The estimated fair value of the warrants and embedded derivatives is determined using Level 2 and Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants or the conversion term, as applicable. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.
The Company utilized a Black-Scholes option pricing model and the application of a discount for lack of marketability (“DLOM”) to value its Common Stock warrants issued in connection with the First Amendment to the LGSA and to value its Common Stock warrants issued in connection with the Fifth Amendment (each as defined in Note 9). The DLOM is applied primarily due to contractual restrictions on the exercise of the respective warrants. The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in the model and fair value estimate are assumptions related to expected share-price volatility, expected life, risk-free interest rate, dividend yield and DLOM. The Company estimates volatility based on public company peer group volatility over the contractual term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate on the grant date for a maturity similar to the expected life of the warrants, which is assumed to be equivalent to their contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero. The Company applied a DLOM of 20% to value its Common Stock warrants issued in connection with the First Amendment to the LGSA and applied a DLOM of 30% to value its Common Stock warrants issued in connection with the Fifth Amendment. The Company utilized a Monte Carlo simulation model to estimate the fair value of PSUs and the application of the Company’s and guideline public company historical and expected annual volatility of approximately 120%. The Company applied a DLOM of 10.0% in determining the fair value of the Common Stock issued in connection with the New Ground Lease.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — BITCOIN
The following table presents information about the Company’s bitcoin holdings as of December 31, 2024 and 2023 (in thousands, except for quantity of bitcoin):

	Quantity	Amount
Balance as of December 31, 2023	43	$1,801
Cumulative effect of change in accounting principle	—	37
Balance as of January 1, 2024	43	1,838
Revenue recognized from digital currency mining and hosting services	2,179	139,278
Bitcoin received as distribution from investee	395	22,776
Gains from remeasurement, net	—	2,200
Dispositions	(2,600)	(164,930)
Digital currency paid as consideration for services	(5)	(370)
Digital currency paid for purchases of and deposits on plant and equipment	(7)	(316)
Balance as of December 31, 2024	5	$476

Cost basis as of December 31, 2024(1)		$477

	Quantity	Amount
Balance as of January 1, 2023	11	$183
Revenue recognized from digital currency mining and hosting services	2,165	63,877
Bitcoin received as distribution from investee	698	21,949
Impairment	—	(3,043)
Dispositions	(2,818)	(80,728)
Digital currency paid for purchases of and deposits on plant and equipment	(13)	(437)
Balance as of December 31, 2023	43	$1,801
(1) Prior to the adoption of ASU 2023-08 on January 1, 2024, the carrying value of bitcoin represents the post-impairment value of all bitcoin held. After the adoption of ASU 2023-08, the cost basis of bitcoin represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.

	Year Ended December 31,
	2024	2023	2022
Realized gains on sales of digital currency, net(2)	$2,193	$3,174	$569
(2) Bitcoin is sold on a first in, first out (FIFO) basis. During the year ended December 31, 2024, realized net gains are included in gain on fair value of digital currency, net in the consolidated statement of operations.
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of December 31, 2024, the Company held no other digital currency.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Miners	$192,655	$100,531
Construction in process	107,624	24,578
Leasehold improvements	91,614	62,850
Equipment	32,031	15,736
Vehicles	104	104
Deposits on miners	53,913	36,469
	477,941	240,268
Less: accumulated depreciation	(66,072)	(34,984)
	$411,869	$205,284
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $0, $2.2 million and $5.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Depreciation expense was $59.8 million, $28.4 million and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the Company recorded accelerated depreciation expense of $5.1 million related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 30, 2024.
During the year ended December 31, 2024, the Company sold or otherwise disposed of 62,970 miners and received proceeds of $23.3 million resulting in a net loss on disposal of property, plant and equipment of $17.8 million in the consolidated statement of operations. During the years ended December 31, 2023 and 2022, the Company recorded a loss on disposal of property, plant and equipment of $1.2 million and $0, respectively. The Company recorded no impairment during the years ended December 31, 2024, 2023 and 2022, respectively, other than impairment of $0.4 million for certain miners that were reclassified as held for sale and subsequently sold during the year ended December 31, 2024 which is included in loss on disposal of property, plant and equipment in the consolidated statement of operations.
During the year ended December 31, 2024, the Company entered into a Future Sales and Purchase Agreement and Supplemental Agreement with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) which provided the Company the right, but not the obligation, to purchase up to 7,020 PH (approximately 30,000 miners) of S21 Pro miners for a purchase price of $112.3 million (the “Bitmain Call Option”). During the year ended December 31, 2024, the Company exercised its option pursuant to the Bitmain Call Option to purchase 30,000 S21 Pro units and, as of December 31, 2024, the deposits on miners of $53.9 million reprsented payment to Bitmain Delaware for approximately 14,400 S21 Pro miners purchased under the Bitmain Call Option which are expected to be received in the first quarter of 2025.
NOTE 7 — LEASES
Lessee Accounting
In May 2021, the Company entered into a ground lease (as amended from time to time, the “Ground Lease”) related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease included fixed payments and variable payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. The Ground Lease had a term of eight years and a renewal term of five years at the option of the Company, subject to the Company not then being in default, as defined. The Ground Lease, which was classified as an operating lease, was remeasured as of the date of the second amendment in July 2022, utilizing a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
lease payments at the remeasurement date. In September 2022, the Company issued 8,510,638 shares of Common Stock with a fair value of $11.5 million as compensation to the landlord for entering into the lease amendment.
In October 2024, the Company terminated the Ground Lease and entered into a new ground lease with the same related party counterparty (the “New Ground Lease”) related to the Lake Mariner Facility which expanded the acreage of real property as compared to the Ground Lease for the purposes of cryptocurrency mining and HPC co-location data center hosting operations. The New Ground Lease includes fixed and variable payments, including an annual escalation factor as well as the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises and has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional periods of five years each unless the Company provides written notice to terminate the New Ground Lease at least six months prior to the expiration of the initial term or the then-current renewal term. Upon expiration of the New Ground Lease, the buildings and improvements on the premises will revert to the landlord in good order. As consideration for the termination of the Ground Lease and entering into the New Ground Lease, the Company issued 20.0 million shares of Common Stock with a fair value of $68.8 million and paid $12.0 million (the “Cash Lease Prepayment”) in cash to the parent company of the counterparty in October 2024. The Company determined that the termination of the Ground Lease and the execution of the New Ground Lease constituted a modification of the Ground Lease under ASC 842. The New Ground Lease contained two lease components: land and building which were classified as operating lease and finance lease, respectively. The building component was classified as a finance lease as the initial lease term of 35 years is for the major part of the remaining economic life of the building component. The Company remeasured the lease liability of the land and building components of the New Ground Lease as of October 9, 2024, utilizing a discount rate of 6.9% which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date.
For the years ended December 31, 2024, 2023 and 2022, the Company recorded operating lease expense of $1.7 million, $1.3 million and $0.9 million, respectively, including variable expense of $0.2 million, $0.2 million and $0.3 million, respectively, in operating expenses – related party in the consolidated statements of operations and made cash payments pursuant to the New Ground Lease (and prior to termination, the Ground Lease) of $11.5 million, and $0.9 million and $0.2 million, respectively, in addition to the issuance of the aforementioned Common Stock. For the year ended December 31, 2024, the Company recorded amortization of ROU related to its finance lease of $0.1 million, including no variable expense, in operating expenses – related party in the consolidated statement of operations and made cash payments pursuant to the New Ground Lease of $0.9 million in addition to the issuance of the aforementioned Common Stock. The Company recorded interest expense on finance lease liabilities of $5,000 in interest expense in the consolidated statement of operations for the year ended December 31, 2024. The Company recorded no amortization of ROU and interest expense on finance lease liabilities or made payments for finance leases during the years ended December 31, 2023 and 2022.
The remaining operating and finance lease terms based on the terms of the New Ground Lease were 34.8 years as of December 31, 2024. The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of December 31, 2024 (in thousands):

Year ending December 31:	Operating Lease Liability	Finance Lease Liability
2025	$259	$22
2026	259	22
2027	259	22
2028	259	22
2029	259	22
Thereafter	7,722	658
	$9,017	$768

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the consolidated balance sheet as of December 31, 2024 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the operating lease	$9,017	$768
Unamortized discount	5,565	474
Total operating lease liability	3,452	294
Current portion of operating lease liability	25	2
Operating lease liability, net of current portion	$3,427	$292
Lessor Accounting
In December 2024, the Company entered into HPC Leases to lease specified data center infrastructure at the Lake Mariner Facility to the customer to support the customer’s HPC operations. The Company determined these arrangements contain a lease at contract inception and identified lease components for the right to use data center space, currently under construction, and nonlease components for power delivery, physical security, and maintenance services. As of December 31, 2024, none of the HPC Leases had commenced and all are expected to commence at various dates in 2025, each having an initial term of ten years and granting the customer two five-year renewal options as well as a provision for expanding near-term HPC hosting capacity.
NOTE 8 – INCOME TAXES
The components of net loss before income tax for continuing operations (comprised of the total of loss before income tax and equity in net loss of investee and equity in net income (loss) of investee, net of tax) for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(72,417)	$(73,419)	$(86,190)
Foreign	—	—	—
Total	$(72,417)	$(73,419)	$(86,190)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s income tax benefit for continuing operations for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current income tax benefit	—	—	—

Deferred:
Federal	—	—	(256)
State	—	—	—
Foreign	—	—	—
Total deferred income tax benefit	—	—	(256)
Income tax benefit	$—	$—	$(256)
A reconciliation between income tax benefit and the expected tax benefit at the statutory rate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.3%	0.4%	3.0%
Permanent differences	(0.1)%	0.8%	—%
Non-deductible compensation	(14.6)%	(1.3)%	—%
Change in valuation allowance	(17.6)%	(15.6)%	(24.6)%
Share based liabilities	7.0%	(4.5)%	—%
Other items	—%	(0.8)%	0.9%
Effective tax rate	—%	—%	0.3%

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax liabilities, net consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$48,552	$37,833
Share based liabilities	—	543
Accruals and reserves	1,082	1,079
Lease liability	892	206
Investment in joint venture	—	2,075
Stock compensation	337	656
Interest expense limitation carryforward	5,665	—
Gross deferred tax assets	56,528	42,392
Valuation allowance	(53,705)	(40,948)
Deferred tax assets, net	2,823	1,444

Deferred tax liabilities:
Lease right-of-use asset	(880)	(182)
Property, plant and equipment	(1,943)	(1,262)
Gross deferred tax liabilities	(2,823)	(1,444)
Deferred tax liabilities, net	$—	$—
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of December 31, 2024 and 2023, for the amount of deferred tax assets that will not be realized. The increase in the December 31, 2024 valuation allowance of $12.8 million is primarily attributable to the current year net loss.
As of December 31, 2024 and, 2023, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $211.1 million and $172.4 million, respectively. As of December 31, 2024, the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act, but may be limited in utilization to 80% of taxable income. For state income tax purposes, as of December 31, 2024 and 2023 the Company had state net operating loss carryforwards of approximately $65.3 million and $30.8 million, respectively, which begin to expire in 2041.
As of December 31, 2024 and 2023, the Company did not have any available federal or state research and development tax credit carryforwards.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company follows the provisions of ASC 740 which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in the consolidated financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2024 and 2023, the Company had not recorded any long-term liabilities for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. For the years ended December 31, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions.
The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for the tax year ended December 31, 2024. The tax years subject to examination vary by jurisdiction.
NOTE 9 – DEBT
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Term loan	$—	$139,401
Debt issuance costs and debt discount	—	(15,970)
Property, plant and equipment finance agreement	—	90
	—	123,521
Less long-term debt due within one year	—	123,465
Total long-term debt, net of portion due within one year	$—	$56
Loan, Guarantee and Security Agreement (the “LGSA”)
On December 1, 2021, the Company entered into the LGSA with Wilmington Trust, National Association as administrative agent, which consisted of total Term Loans of $146.0 million (the “Term Loans”) with an interest rate of 11.5% and a maturity date of December 1, 2024.
Subsequent to an amendment to the LGSA in March 2023 (the “Fifth Amendment”), the Company was required to pay amounts subject to an excess cash flow sweep, as defined, on a quarterly basis which automatically extended to the maturity of the Term Loans in the event the Company repaid at least $40.0 million of the principal balance of the Term Loans by April 1, 2024, which the Company did in February 2024. Interest payments were due quarterly in arrears prior to the Fifth Amendment and were due monthly in arrears subsequent to the Fifth Amendment. The Company had the option to prepay all or any portion of the Term Loans in increments of at least $5.0 million subject to certain prepayment fees equal to an amount of 2.0% of the prepaid principal, applicable to approximately 85% of the outstanding principal. Certain events, as described in the LGSA, required mandatory prepayment.
During the year ended December 31, 2023, the Company repaid $6.6 million of the principal balance in accordance with the excess cash flow sweep. As of December 31, 2023, certain of the investors in the Term Loans were related parties due to cumulative voting control by members of the Company’s management and a member of the Company’s board of directors. The outstanding principal amounts under the Term Loans held by related party entities were $12.9 million of outstanding principal amounts under the Term Loans were held by related party entities controlled by certain members of Company management and an individual who was then a member of the Company’s board of directors.
During the year ended December 31, 2024, the Company repaid $139.4 million of the principal balance of the Term Loans, including voluntary prepayments of $74.5 million. In connection with the voluntary prepayments, the Company recorded a loss on extinguishment of debt of $6.3 million which is included in the consolidated statement of operations, consisting of

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$1.3 million of prepayment fees and the immediate write-off of $5.0 million of unamortized debt discount associated with the principal repaid. The Company had fully repaid the principal balance of the Term Loans as of December 31, 2024.
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
LGSA Warrants
In 2022, in connection with the First and Third Amendments to the LGSA, the Company issued warrants to the lenders to purchase 8,455,410 shares of Common Stock at $0.01 per share. During the years ended December 31, 2023 and 2022, 2,740,587 and 5,714,823 warrants, respectively, issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $27,000 and $58,000, respectively.
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
During the year ended December 31, 2024, 31,534,861 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprising 27,617,539 Penny Warrants and 3,917,322 Dollar Warrants, for aggregate proceeds to the Company of $4.2 million.
All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of December 31, 2024 and December 31, 2023.
Convertible Notes
Convertible notes consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Convertible notes	$500,000	$—
Debt issuance costs	(12,498)	—
	487,502	—
Convertible notes due within one year	—	—
Total convertible notes, net of portion due within one year	$487,502	$—
In October 2024, the Company completed a private offering of 2.75% convertible senior notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes, which are unsecured, were sold under a purchase agreement entered into by and between the Company and Cantor Fitzgerald & Co. (“Cantor”) as representative of the initial purchasers named therein (the “Initial Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate principal amount of notes sold in the offering was $500.0 million, which included $75.0 million aggregate principal amount of notes issued pursuant

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to an option to purchase additional notes granted to the Initial Purchasers under the purchase agreement, which the Initial Purchasers exercised in full. The notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the notes were approximately $487.1 million after deducting the Initial Purchasers’ commissions and estimated offering expenses of $12.9 million in total, which represented debt issuance costs and are being accreted into the convertible notes balance over the term of the 2030 Convertible Notes at an effective interest rate of 0.50%. Interest of 2.75% is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025.
The 2030 Convertible Notes will mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted by the noteholders or redeemed or repurchased by the Company. The initial conversion rate of the 2030 Convertible Notes was 117.9245 shares of Common Stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $8.48 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Notes being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined) during the make-whole fundamental change period (as defined), the Company will, in certain circumstances, increase the conversion rate by the number of additional shares described in the indenture to the 2030 Convertible Notes for a holder that elects to convert such holders’ 2030 Convertible Notes in connection with such make-whole fundamental change. As of December 31, 2024, there have been no changes to the initial conversion rate.
Before November 1, 2029, noteholders will have the right to convert their 2030 Convertible Notes only upon the occurrence of the following events:
•during any calendar quarter (and only during such calendar quarter) commencing after March 31, 2025, if the last reported sale price per share of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “Measurement Period”) in which the trading price, as defined, per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Common Stock and the conversion rate on such trading day;
•if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Convertible Notes called (or deemed called) for redemption; or
•upon the occurrence of certain specified corporate events as set forth in the indenture governing the 2030 Convertible Notes.
Upon conversion of the 2030 Convertible Notes, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of Common Stock, at the Company’s election. The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after November 6, 2027, but only if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for a specified period of time (as set forth in the Indenture to the 2030 Convertible Notes). The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On or after November 1, 2029, noteholders may convert all or any portion of their 2030 Convertible Notes at any time at their option until the close of business on the second scheduled trading day immediately before the 2030 Convertible Notes Maturity Date.
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the 2030 Convertible Notes) occur, then noteholders may require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Common Stock.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the offering of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls, which terminate on February 1, 2030 (the Capped Calls Termination Date”), each have an initial strike price of $8.48 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have an initial cap price of $12.80 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of Common Stock that initially underlie the 2030 Convertible Notes, and are expected generally to reduce potential dilution to the Company’s Common Stock upon any conversion of 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Calls. The conditions that cause adjustments to the initial strike price of the Capped Calls mirror the conditions that result in corresponding adjustments for the 2030 Convertible Notes. The Capped Calls automatically exercise in daily ratable amounts between December 5, 2029 and the Capped Calls Termination Date. Additionally, upon the repurchase, redemption or conversion of a quantity of 2030 Convertible Notes, the Company may, but is not required to, effect an early termination of the number of Capped Call options in proportion to such 2030 Convertible Notes repurchased, redeemed or converted. The Company may elect cash settlement or combination settlement, which includes a combination of cash and shares of Common Stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2030 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $60.0 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid in capital in the consolidated balance sheet as of December 31, 2024.
The indenture governing the 2030 Convertible Notes contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee, as defined, or the holders of at least 25% in principal amount of the outstanding 2030 Convertible Notes may declare 100% of the principal of, and accrued and unpaid additional interest, if any, on all the 2030 Convertible Notes to be due and payable.
During the year ended December 31, 2024, the Company amortized total debt issuance costs and debt discount of $11.4 million which was recorded as interest expense in the consolidated statement of operations. During the year ended December 31, 2023, the Company amortized total debt issuance costs and debt discount of $21.2 million, of which $19.5 million was recorded as interest expense in the consolidated statements of operations, $1.2 million was capitalized interest in property, plant and equipment, net in the consolidated balance sheet, and $0.5 million was capitalized interest in equity in net assets of investee in the consolidated balance sheet. During the year ended December 31, 2022, the Company amortized total debt issuance costs and debt discount of $14.2 million, of which $9.3 million was recorded as interest expense in the consolidated statements of operations, $2.6 million was capitalized interest in property, plant and equipment, net in the consolidated balance sheet, and $2.3 million was capitalized interest in equity in net assets of investee in the consolidated balance sheet.
Principal maturities of outstanding debt as of December 31, 2024 are as follows (in thousands):

Year ending December 31:
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	500,000
Total principal maturities	$500,000
NOTE 10 – CONVERTIBLE PROMISSORY NOTES
Yorkville Convertible Promissory Note
In June 2022, the Company issued a convertible promissory note with a principal amount of $15.0 million (the “Promissory Note”) to YA II PN, Ltd. (“Yorkville”), which was issued with a 2.0% original issue discount, for proceeds of $14.7 million and an original maturity date of November 25, 2022 and the Company was required to pay the outstanding

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
principal balance in five monthly $3.0 million payments commencing July 27, 2022. Upon reasonable advance notice, the Company had the right to defer 50% of a monthly payment amount due on two such monthly payments to later dates to be mutually agreed by the Company and Yorkville. In July 2022, $1.5 million of the $3.0 million July monthly payment amount was deferred until the October 2022 monthly payment due date. In August 2022, $1.5 million of the $3.0 million August monthly payment amount was deferred until the November 2022 monthly payment due date. The Promissory Note, which bore an interest rate of 4.0% and had an initial conversion price of $3.75 per share of Common Stock, may have been repaid with the proceeds of a sale of Common Stock to Yorkville or repaid in cash and, if repaid in cash, together with a cash payment premium originally of 6.0%, provided that if the Company’s Common Stock market price, as defined, was less than $2.25 per share, the cash payment premium would have been 4.0%.
In October and November 2022, the Company amended and restated the Promissory Note to, among other things, change the then-existing repayment schedule, change the cash payment premium to 12.0% and change the conversion price (the “First A&R Promissory Note” and “Second A&R Promissory Note,” respectively). The Company determined that extinguishment of debt accounting applied to the First A&R Promissory Note in October 2022 because the change in the fair value of the embedded conversion feature was greater than 10% of the carrying value of the Promissory Note immediately prior to the modification. The Company recorded a loss on debt extinguishment of $2.1 million in the consolidated statement of operations for the year ended December 31, 2022. This extinguishment loss was primarily related to the change in the fair value of the embedded conversion feature of $1.6 million and the excess of the fair value of the amended and restated Promissory Note of $9.4 million over the carrying value of the Promissory Note immediately prior to the modification. The Company determined that debt modification accounting applied to the Second A&R Promissory Note in November 2022 because the change in the fair value of the embedded conversion feature was not greater than 10% of the carrying value of the First A&R Promissory Note immediately prior to the modification. The $20,000 change in the fair value of the embedded conversion feature was accounted for as a debt discount and amortized as an adjustment of interest expense over the remaining term of the Second A&R Promissory Note at an effective rate of 3.1%. No portion of the Second A&R Promissory Note was converted into shares of Common Stock and the Second A&R Promissory Note was paid in full in December 2022.
Convertible Promissory Notes
In November 2022, the Company issued convertible promissory notes (the “Convertible Promissory Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Promissory Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act. In December 2022, the Company amended the Convertible Promissory Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Promissory Notes conversion price. As a result of a private placement which was a Qualified Financing, the conversion price was $0.40 per share of Common Stock. In January 2023, the Convertible Promissory Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 15). In March 2023, the Convertible Promissory Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.
In January 2023, the Company entered into a convertible promissory note (the “January Convertible Promissory Note”) to an accredited investor in a privately negotiated transaction as part of a private placement exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act in an aggregate principal amount of $1.3 million. The January Convertible Promissory Note had a maturity date of April 1, 2025 and accrued annual interest at a rate of 4.0%. The January Convertible Promissory Note was automatically convertible into Common Stock on the third business day following a shareholder meeting ultimately held in February 2023 at a conversion price equal to the lowest price per share paid by investors purchasing equity securities in any sale of equity securities by the Company between November 25, 2022 and the date of the shareholder meeting held in February 2023 with an aggregate gross sales price of not less than $5.0 million, subject to certain exclusions set forth in the January Convertible Promissory Note. The conversion price was $0.40 per share of Common Stock upon issuance. In March 2023, the January Convertible Promissory Note and accrued but unpaid interest were converted into 3,134,932 shares of Common Stock.
NOTE 11 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into the Nautilus Joint Venture to develop, construct and operate up to 300 MW of zero-carbon bitcoin

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
mining in Pennsylvania which was subsequently amended in August 2022 (the “A&R Nautilus Agreement”) and March 2023 (the “Second A&R Nautilus Agreement”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which included an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) originally with a related party of the Company and subsequently amended with a related party of Talen and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. The Company originally held a 50% interest in the Joint Venture which was subsequently reduced to 25% per the Second A&R Nautilus Agreement. The Nautilus Cryptomine Facility initially required 200 MW of electric capacity.
In March 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0, $0.9 million and $4.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Distributions were made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $22.8 million, $21.9 million and $0 during the years ended December 31, 2024, 2023 and 2022, respectively.
On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus to the Talen Member (the “Nautilus Sale”). The total consideration transferred was $102.1 million comprised of: (i) $86.1 million paid in cash, including a customary working capital adjustment, (ii) $0.3 million distributed in bitcoin on a pro rata basis for bitcoin mined and held by Nautilus, and (iii) $15.7 million of miners and equipment assigned to the Company by Nautilus, reflecting the fair value of all of Nautilus’ miners, including miners contributed by the Talen Member, as well as certain other related equipment owned by Nautilus. The Nautilus Sale included customary representations and warranties and customary covenants, including, among others, that the Talen Member will pay to the Company 25% of the net proceeds received in excess of $300.0 million in the aggregate in any future sale of all or substantially all of the assets, or a majority of the equity interests of Nautilus. In connection with the Nautilus Sale, the Company derecognized its investment in Nautilus of $79.5 million and recorded a gain on sale of equity interest in investee of $22.6 million in the consolidated statement of operations for the year ended December 31, 2024.
Prior to the Nautilus Sale, Nautilus was a VIE accounted for using the equity method of accounting. In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen was responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounted for the Joint Venture as an equity method investment and the change in ownership percentage did not impact the Company’s method of accounting or basis. Therefore, there was a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The condensed results of operations for the period from January 1, 2024 to October 2, 2024 (the date of the Nautilus Sale) and the years ended December 31, 2023 and 2022 and the condensed financial position as of October 2, 2024 and December 31, 2023 of Nautilus are summarized below (in thousands):

	January 1, 2024 to October 2, 2024(1)(2)	Year Ended December 31,(1)
		2023	2022
Condensed statement of operations information:
Revenue	$90,530	$108,001	$19
Operating expense	78,461	95,142	10,823
Net income (loss)	$12,069	$12,859	$(10,804)

	October 2, 2024(1)(2)	December 31, 2023(1)
Condensed balance sheet information:
Current assets	$11,124	$12,406
Noncurrent assets	134,217	171,245
Total assets	$145,341	$183,651

Current liabilities	$12,816	$13,149
Noncurrent liabilities	29,434	29,493
Equity	103,091	141,009
Total liabilities and equity	$145,341	$183,651
(1)The condensed statements of operations information for the period from January 1, 2024 to October 2, 2024 (the date of the Nautilus Sale) and the years ended December 31, 2023 and 2022 and the condensed balance sheet information as of October 2, 2024 and December 31, 2023 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.
(2)The condensed results of operations and financial position are presented as of and for the period from January 1, 2024 to October 2, 2024, the date of the Nautilus Sale.
In June 2021, Nautilus entered into two Non-fixed Price Sales and Purchase Agreements for the purchase of bitcoin miners from Bitmain Technologies Limited (“Bitmain”) for a total of 30,000 S19j Pro miners, with originally scheduled monthly deliveries of 5,000 miners each between January 2022 and March 2022 under one agreement (the “Q1 2022 Bitmain Agreement’) and 5,000 miners each between April 2022 and June 2022 under a second agreement (the “Q2 2022 Bitmain Agreement” and, together, the “Bitmain Purchase Agreements”). During the year ended December 31, 2022, the Company paid Bitmain $22.8 million and was reimbursed by Talen for 50% of that amount. As of December 31, 2022, the Q1 2022 Bitmain Agreement was concluded with all parties performing under the contract. In September 2022, the Q2 2022 Bitmain Agreement was cancelled whereby each Member received a $31.2 million credit with Bitmain to use at the respective Member’s discretion (the “Bitmain Credit”). The Company recorded a distribution from the Joint Venture whereby equity in net assets of investee was reduced and property, plant and equipment, net was correspondingly increased by the $31.2 million distributed credit.
The Company’s direct payments to Bitmain, among others, on behalf of Nautilus for the year ended December 31, 2022, are included in investments in joint venture, including direct payments made on behalf of joint venture in the consolidated

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statement of cash flows. A reconciliation of amounts included within this footnote to captions in the consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022 follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Payment of TeraWulf 50% share of Bitmain deposits	$—	$—	$(11,402)
Investments in joint venture related to direct payments made on behalf of joint venture	—	—	(11,402)
Direct investments in joint venture and payments made on plant and equipment contributed to joint venture	—	(2,845)	(34,796)
Investments in joint venture, including direct payments made on behalf of joint venture	$—	$(2,845)	$(46,198)

Payment of Talen 50% share of Bitmain deposits	$—	$—	$(11,402)
Other reimbursable payments	—	—	(339)
Reimbursable payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	$—	$—	$(11,741)

Talen reimbursement of 50% share of Bitmain deposits	$—	$—	$11,402
Other reimbursable payments	—	—	314
Reimbursement of payments for deposits on plant and equipment made on behalf of a joint venture or joint venture partner	$—	$—	$11,716
In March 2022, the Company entered into an exchange agreement with Nautilus and the Talen Member whereby the Company purchased 2,469 of Nautilus’ Bitmain S19j Pro miners (the “Nautilus Miners”) to be received under the Bitmain Purchase Agreements in exchange for an option to either (1) deliver miners that are not less favorable in all material respects to those of the Nautilus Miners (the “Exchange Miners”) by July 1, 2022 or (2) incur a pro forma adjustment to Nautilus’ distributions such that the Nautilus co-venturer is made whole as though the miners had not been transferred to the Company. If the Exchange Miners were not delivered by September 30, 2022, the Nautilus co-venturer would have been entitled to elect to distribute in-kind a number of miners then in possession of Nautilus comparable to the then-undelivered Exchange Miners. During the year ended December 31, 2022, the Nautilus Miners were received and recorded at fair value to property, plant and equipment, net in the amount of $16.0 million with a corresponding recognition of an exchange miner liability of the same amount. The A&R Nautilus Agreement removed the Company’s obligation to deliver the Exchange Miners to the Joint Venture. Accordingly, the Company derecognized the miner exchange liability and recorded a $16.8 million reduction in equity in net assets of investee and recorded a loss on nonmonetary miner exchange of $0.8 million in the consolidated statement of operations for the year ended December 31, 2022.
In September 2022, the Company, as allowed under the A&R Nautilus Agreement and because its Lake Mariner Facility was operational, transferred 2,500 Bitmain S19j Pro miners from Nautilus to its Lake Mariner Facility. Accordingly, the Company recorded the miners at an estimated fair value of $4.8 million, determined based on a contemporaneous observed market price for identical assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $16.3 million, the book value of the miners in Nautilus’ books and records and recorded a loss of $11.5 million as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the year ended December 31, 2022.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
miners that had yet to be shipped from MinerVA. As of December 31, 2023, the Company determined it not probable that the miners would be received and, accordingly, recognized a loss on disposal of deposits on miners of $0.8 million, which is included within loss on disposals of property, plant, and equipment in the consolidated statement of operations for the year ended December 31, 2023.
As contemplated in the A&R Nautilus Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the years ended December 31, 2023 and 2022, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million and $11.6 million, respectively. Accordingly, as of December 31, 2023 and 2022, the Company increased the equity in net assets of investee balance by $36.7 million and $11.6 million, respectively, and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheets. The Company made no contributions of miners to Nautilus during the year ended December 31, 2024.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.
NOTE 13 – DEFINED CONTRIBUTION PLAN
The TeraWulf Inc. 401(k) Plan is a safe harbor defined contribution plan which qualified under section 401(k) of the Internal Revenue Code. A participant’s right to claim a distribution of his or her account balance is dependent on the plan, Employee Retirement and Income Security Act guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During the years ended December 31, 2024, 2023 and 2022, the Company expensed approximately $0.1 million, $0.2 million, and $0.1 million, respectively, for Company matching contributions.
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
Holders of the Convertible Preferred Stock will accumulate cumulative dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable, if declared by the Company’s Board of Directors, quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022. Commencing June 30, 2022, unpaid dividends will be accreted to the liquidation preference. The initial liquidation preference is $1,000 per share. Holders of the Convertible Preferred Stock will also be entitled to such dividends paid to holders of the Company’s Common Stock, if applicable, as if such Holders of the Convertible Preferred Stock had converted their Preferred Shares into Common Stock (without regard to any limitations on conversions) and had held such shares of the Company’s Common Stock on the record date for such dividends and distributions. If applicable, such payments will be made concurrently with the dividend or distribution to the holders of the Company’s Common Stock. Upon liquidation, the Convertible Preferred Stock will rank senior to the Company’s Common Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Liquidation Preference (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of the Convertible Preferred Stock. Holders of Convertible Preferred Stock will not generally have the right to vote at any meeting of stockholders, except for certain protective voting rights, as defined. The Convertible Preferred Stock does not have a maturity date.

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
No dividends were paid during the years ended December 31, 2024, 2023 and 2022. Cumulative dividends of $3.0 million were accumulated and accreted to liquidation preference as of December 31, 2024. As of December 31, 2024, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $12.6 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.3 million shares of Common Stock.
NOTE 15 – COMMON STOCK
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of the Company’s Common Stock from 400,000,000 to 600,000,000. Consequently, as of December 31, 2024, TeraWulf’s Certificate of Incorporation provides for authorized shares of 700,000,000, divided into (i) 600,000,000 shares of Common Stock, with par value of $0.001 per share and (ii) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of December 31, 2024.
In March 2022, the Company concluded a private placement of 271,447 of unregistered Common Stock for proceeds of $2.1 million to an entity controlled by a member of Company management (the “Subscriber”). The Subscriber is entitled to customary registration rights as reasonably agreed between the Subscriber and the Company.
In April 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co., as underwriter (the “Underwriter”), pursuant to which the Company issued and sold to the Underwriter an aggregate of 2,985,966 shares of Common Stock, par value $0.001 per share (the “April Shares”), for gross proceeds of approximately $20.6 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company. The issuance and sale of the April Shares by the Company under the Underwriting Agreement were made pursuant to the prospectus and prospectus supplement forming a part of the 2022 Registration Statement, including a final prospectus supplement dated April 11, 2022.
In April 2022, the Company concluded a private placement of 634,517 of unregistered Common Stock for proceeds of $5.0 million to an entity controlled by a member of Company management and to certain other significant stockholders.
In April 2022, the Company entered into a sales agreement with Cantor, B. Riley Securities, Inc. (“B. Riley Securities”) and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which the Company may offer and sell, from time to time,

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
through or to the agents thereunder, shares of Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April 2022 sales agreement was amended in August 2023 to terminate the agreement with respect to D.A. Davidson and add Northland Securities, Inc. (“Northland”) and Compass Point Research & Trading, LLC (“Compass Point”) as agents (as so amended, the “Original ATM Sales Agreement”). The Company incurs a commission up to 3.0% of the gross sales price from each sale of shares.
In May 2024, the Company and B. Riley Securities mutually agreed to terminate the Original ATM Sales Agreement with respect to B. Riley Securities and the Company entered into Amendment No. 2 to the Original ATM Sales Agreement with Cantor, Northland, Compass Point ATB Capital Markets USA Inc., Roth Capital Partners, LLC, Stifel Nicolaus Canada Inc. and Virtu Americas LLC (each, individually, an “Agent” and, collectively, the “ATM Agents”) pursuant to which the Company may offer and sell, from time to time, through or to the ATM Agents, shares of Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Amended ATM Sales Agreement,” together with the Original ATM Sales Agreement, the “ATM Program”). The Company incurs a commission up to 3.0% of the gross sales price from each sale of shares. The Company is not obligated to sell any shares under the ATM Program. The issuance and sale of the shares of Common Stock by the Company under the ATM Program have been made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226), including final prospectus supplements dated April 26, 2022 and May 23, 2024.
During the years ended December 31, 2024, 2023 and 2022, the Company sold pursuant to the ATM Program 67,368,125, 56,985,498 and 2,910,909 shares of Common Stock, respectively, for net proceeds of $189.4 million, $105.5 million and $9.7 million, respectively. As of December 31, 2024, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $87.1 million.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to Common Stock and $4.3 million allocated to the October Warrants. During the year ended December 31, 2024, 319,048 October Warrants were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $0.6 million.As of December 31, 2024, there were 7,162,699 of the October Warrants outstanding.
In December 2022, the Company entered into subscription agreements or unit subscription agreements with certain accredited and institutional investors in privately negotiated transactions (the “December Purchasers”) as part of a private placement (the “December Private Placement”) exempt from registration under the Securities Act as amended. Pursuant to these agreements, the Company issued for an aggregate purchase price of $6.7 million (i) 16,850,000 shares of Common Stock at a purchase price of $0.40 per share of Common Stock and (ii) 11,250,000 warrants (the “December Warrants”) exercisable for 8,750,000 shares of Common Stock, at an exercise price equal to $0.40 per share of Common Stock. The December Warrants became exercisable on January 16, 2023 and expired on January 31, 2023. In connection with the issuance of the December Warrants, the Company and the December Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to provide customary shelf and piggyback registration rights to the December Purchasers with respect to the shares of Common Stock underlying the December Warrants. The Company allocated the proceeds between Common Stock and the December Warrants based on the relative fair values of the financial instruments, with $5.4 million allocated to Common Stock and $1.3 million allocated to the December Warrants. In January 2023, 50% of the December Warrants were exercised for proceeds of $1.8 million while the remaining 50% of the December Warrants expired. In January 2023, the Company entered into additional subscription agreements with certain December Purchasers pursuant to which such December Purchasers purchased from the Company shares of Common Stock, at a purchase price of $0.40 per share of Common Stock, in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $1.8 million (the “January Private Placement”). The January Private Placement effectively replaced the then 50% unexercised December Warrants at the same purchase price of $0.40 per share of Common Stock. The closing of the January Private Placement was subject to certain conditions, including the completion of a $30 million equity capital raise by the Company, which may have been unilaterally waived by the December Purchasers, and the receipt of shareholder approval of an increase to issued and unauthorized shares of Common Stock. Pursuant to these Common Stock subscription agreements,

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Company agreed to provide customary registration rights to the certain December Purchasers. These Common Stock subscription agreements contain customary representations, warranties, covenants and are subject to customary closing conditions and termination rights. The funds pursuant to the additional subscription agreements were received during the three months ended March 31, 2023 and the shares of Common Stock were issued in April 2023.
In January 2023, the Company entered into (a) subscription agreements (the “Warrant Subscription Agreements”) with certain accredited investor entities controlled by members of Company management (the “Warrant Investors”) pursuant to which such Warrant Investors purchased from the Company 2,380,952 warrants, each exercisable to purchase one share of Common Stock at an exercise price of $0.00001 per share of Common Stock (the “January 2023 Warrants”), in private placement transactions exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act for an aggregate purchase price of $2.5 million, based on a price per share of Common Stock of $1.05 for a total of 2,380,952 shares of Common Stock and (b) warrant agreements (the “Warrant Agreements”) with such Warrant Investors. The Warrant Agreements governed the terms and conditions of the January 2023 Warrants, which were exercisable beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred in February 2023, and would have expired on December 31, 2023. The Warrant Investors are entitled to customary registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrant Subscription Agreements. The January 2023 Warrants were exercised and 2,380,952 shares of Common Stock were issued in April 2023.
In January 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with an entity controlled by a member of management (the “Exchanging Shareholder”). Pursuant to the Exchange Agreement, the Exchanging Shareholder exchanged a total of 12,000,000 shares of Common Stock for 12,000,000 new warrants issued by the Company (the “New Exchange Warrants”) in a private exchange exempt from registration under Section 4(a)(2) and/or Regulation D under the Securities Act. The reacquired shares of Common Stock were not retired. The New Exchange Warrants were exercisable at a strike price of $0.0001 per share beginning on the first business day following the date on which shareholder approval of an increase in the Company’s authorized Common Stock was obtained, which occurred in February 2023, and would have expired on December 31, 2023. The Exchanging Shareholder is entitled to customary registration rights with respect to the shares of Common Stock issuable upon exercise of the New Exchange Warrants. The Exchange Agreement contains customary representations, warranties, covenants and is subject to customary closing conditions and termination rights. The New Exchange Warrants were exercised and 12,000,000 shares of Common Stock were issued in April 2023.
In February 2023, the Company commenced an underwritten public offering of 36,764,706 shares of Common Stock at $0.68 per share (the “Offering”). JonesTrading Institutional Services LLC, as representative of the several underwriters (the “Underwriters”) and pursuant to an underwriting agreement (the “Underwriting Agreement”), acted as book-running manager for the Offering. The Underwriting Agreement includes customary representations, warranties and covenants by the Company and customary conditions to closing, obligations of the parties and termination provisions. Additionally, under the terms of the Underwriting Agreement, the Company agreed to indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, or to contribute to payments the Underwriters may be required to make in respect of these liabilities. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day over-allotment option to purchase up to an additional 5,514,705 shares of Common Stock, of which the Underwriters elected to purchase 4,000,000 of the over-allotment prior to the close of the Offering. The Offering closed on March 1, 2023 and the Company issued 40,764,706 shares of Common Stock and received net proceeds under the Offering of $26.6 million. The Common Stock was issued pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-262226).
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
In October 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. During the year ended December 31, 2024, the Company has repurchased 18,568,750 shares of Common Stock for $118.2 million.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No dividends were declared during the years ended December 31, 2024, 2023 and 2022.
NOTE 16 – STOCK BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. Additionally, the Company issued 138,876 and 415,910 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023, and 2022, stock-based compensation expense was $30.9 million, $5.9 million and $1.6 million, respectively.
During the years ended December 31, 2024 and 2023, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 5,057,145 and 1,578,056 shares of Common Stock to satisfy statutory withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance.
The following table summarizes the activities for unvested Company restricted stock and RSUs granted to employees and members of the board of directors during the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	1,931,187	2.87
Vested	—	—
Forfeited/canceled	—	—
Unvested as of December 31, 2022	1,931,187	2.87
Granted	6,872,358	0.43
Vested	(4,797,854)	0.72
Forfeited/canceled	(52,942)	1.70
Unvested as of December 31, 2023	3,952,749	1.26
Granted	9,671,700	2.94
Vested	(11,010,418)	2.41
Forfeited/canceled	—	—
Unvested as of December 31, 2024	2,614,031	$2.57
The requisite service period for RSUs is between one and three years. RSUs granted as set out in the table above include PSUs representing 4,197,000 and 3,900,000 shares with vesting based on market conditions tied to the Company’s stock price during the years ended December 31, 2024 and 2023, respectively. The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there was $1.9 million of unrecognized compensation cost related to unvested RSUs and PSUs granted to employee and members of the board of directors. The amount is expected to be recognized over a weighted average period of 0.7 years.
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding members of the board of directors, during the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	134,669	1.41
Vested	—	—
Forfeited/canceled	(52,024)	1.73
Unvested as of December 31, 2022	82,645	1.21
Granted	2,870,564	0.82
Vested	(372,972)	1.15
Forfeited/canceled	(190,845)	0.70
Unvested as of December 31, 2023	2,389,392	0.79
Granted	425,000	2.87
Vested	(1,092,327)	0.98
Forfeited/canceled	(23,332)	0.67
Unvested as of December 31, 2024	1,698,733	$1.22
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of December 31, 2024, there was $1.4 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.0 years.
NOTE 17 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities.
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the years ended December 31, 2024, 2023 and 2022, the Company paid Beowulf E&D $15.8 million, $20.3 million and

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$16.9 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility. For the years ended December 31, 2024, 2023, and 2022, selling, general and administrative expenses – related party in the consolidated statements of operations included $12.7 million, $13.3 million and $12.6 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $2.5 million, $1.5 million and $0.5 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. As of December 31, 2024, $0.8 million is included in prepaid expenses, $1.4 million is included in other amounts due to related parties and, of the costs incurred under the Services Agreement during the year ended December 31, 2024, $0.8 million is included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2023, $0.7 million is included in prepaid expenses, $1.0 million is included in other amounts due to related parties and, of the costs incurred under the Services Agreement during the year ended December 31, 2023, $6.6 million is included in property, plant and equipment, net in the consolidated balance sheet.
The Services Agreement also provides for performance related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue additional awards of shares of Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. During the year ended December 31, 2022, the Company determined it probable that the first performance milestone of 100 MW of mining load deployed by the mining facilities would be met by April 2023. In September 2023, the Company and Beowulf E&D agreed to settle the then outstanding $15.0 million share based liabilities due to related party by issuing 2,460,513 shares of Common Stock with a fair value of $3.4 million and the Company recorded the remaining reduction to the share based liabilities due to related party of $11.6 million to additional paid-in capital during the year ended December 31, 2023. During the year ended December 31, 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities would be met by December 2023 and the Company recognized $2.5 million in share based liabilities due to related party in the consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2024, the Company issued 1,083,189 shares of Common Stock with a fair value of $2.5 million to settle the share based liabilities due to related party. The Company recorded performance milestone expense of $0, $2.9 million and $2.1 million during the years ended December 31, 2024, 2023 and 2022, respectively, which is included within selling, general and administrative expense – related party in the consolidated statements of operations. The Company recognized no share based liabilities due to related party in the consolidated balance sheet as of December 31, 2024.
NOTE 18 – SUBSEQUENT EVENTS
The HPC Leases executed in December 2024 provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million and shall be applied towards each month’s base rent for 24 months commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. As of February 28, 2025, the Company has received all $90.0 million of Prepaid Rent.
Subsequent to December 31, 2024 and through February 28, 2025, the Company repurchased 5,900,000 shares of Common Stock for $33.3 million.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As of August 20, 2024, the Company dismissed RSM US LLP (“RSM”) as its independent registered public accounting firm, not as a result of any disagreements on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.
During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through August 20, 2024, there were no: (i) disagreements with RSM on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedures, which disagreements if not resolved to RSM’s satisfaction would have caused RSM to make reference to the subject matter of the disagreement in connection with its report or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in the Company’s internal control over financial reporting related to (A) the inadequate design and operation of management’s review controls over identification of noncash activity on purchase and deposits on plant and equipment in the preparation of its consolidated statements of cash flows, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022; and (B) the inadequate design or operation of management’s review controls over classification in the consolidated statements of cash flows of payments made related to business combinations, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this 2024 Form 10-K, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting
We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, with the goal of establishing and maintaining an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls.
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2024. The report of Deloitte & Touche LLP is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of TeraWulf Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TeraWulf Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2025
ITEM 9B.    Other Information
(a)    Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Insider Trading Arrangements and Policies.
During the Company’s fiscal quarter ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K
Our Securities Trading Policy provides that employees, including our executive officers and the members of our Board of Directors, are prohibited from engaging in transactions in our securities if such employee possesses material, non-public information about the Company. In addition, certain persons covered by our Securities Trading Policy must advise our Chief Legal Officer before effectuating any transaction in our securities. Because the Company believes it is improper and inappropriate for any person to engage in short-term or speculative transactions involving the Company’s securities, it is the policy of the Company that directors, officers and employees of the Company, and their related persons, are prohibited from engaging in any of the following activities with respect to securities of the Company: (i) purchases of the Company’s stock of the Company on margin generally; (ii) short sales; and (iii) buying or selling puts, calls, options or other derivatives in respect of the Company’s securities. The Company’s Securities Trading Policy discourages speculative hedging transactions, but does permit directors, officers and employees of the Company to enter into long-term (12 months or longer) hedging transactions that are designed to protect the individual’s investment in his or her shares of common stock or stock options of the Company, subject to the pre-clearance procedures outlined in the Securities Trading Policy.
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

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
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
(3.4)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of April 16, 2024 (incorporated by reference to Exhibit 3.4 of TeraWulf’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024.

(3.5)	Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of TeraWulf Inc.’s Form 8-K12B filed with the SEC on December 13, 2021).

(3.6)
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

(4.3)
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

(4.7)
Registration Rights Agreement, dated as of October 9, 2024, by and between TeraWulf Inc. and Riesling Power LLC (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on October 10, 2024.

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

(10.17)#
Employment Letter Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.2 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) with the SEC on May 16, 2022).

(10.18)#
Restrictive Covenant Agreement, dated as of May 16, 2022, by and between TeraWulf Inc. and Patrick M. Fleury (incorporated by reference to Exhibit 10.3 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on May 16, 2022).

Exhibit Number	Description
(10.19)#
Amendment, dated as of May 16, 2022, to that certain Employment Letter Agreement, dated November 4, 2021, by and between TeraWulf Inc. and Kenneth J. Deane (incorporated by reference to Exhibit 10.5 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on May 16, 2022).

(10.20)
Foundry USA Pool Service Agreement, dated as of August 27, 2020 (incorporated by reference to Exhibit 10.1 to TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on February 1, 2023).

(10.21)†
Digital Asset Custodial Agreement, by and between NYDIG Trust Company LLC and Lake Mariner Data LLC, dated as of March 10, 2022 (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.22)
Underwriting Agreement, dated as of April 11, 2022, by and between TeraWulf Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 14, 2022).

(10.23)
Sales Agreement, dated as of April 26, 2022, by and among TeraWulf Inc. and Cantor Fitzgerald & Co, B. Riley Securities, Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 26, 2022).

(10.24)†
Digital Asset Execution Agreement, by and between NYDIG Execution LLC and Lake Mariner Data LLC, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023)†.

(10.25)
Future Sales and Purchase Agreement, dated as of July 14, 2023, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on July 18, 2023).

(10.26)
Supplemental Agreement, dated as of December 26, 2023, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on January 1, 2024).

(10.27)
Supplemental Agreement II, dated as of January 8, 2024, by and between Bitmain Technologies Delaware limited and TeraLease LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on January 12, 2024).

(10.28)
Future Sales and Purchase Agreement, dated as of March 20, 2024, by and between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).

(10.29)
Supplemental Agreement to Future Sales and Purchase Agreement, dated as of May 22, 2024, by and Between Bitmain Technologies Delaware Limited and TeraLease LLC (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed on August 13, 2024).

10.30#	Non-Employee Director Compensation Policy.

(10.31)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 4.3 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2024.)

(10.32)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on November 13, 2023).

(10.33)
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

(10.34)#	Form of TeraWulf Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of TeraWulf Inc.s Quarterly Report on Form 10-Q filed on November 12, 2024).

Exhibit Number	Description
(10.35)
Purchase and Sale Agreement, by and among TeraWulf (Thales) LLC, Cumulus Coin LLC and Nautilus Cryptomine LLC, dated as of October 2, 2024 (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Form 8-K filed with the SEC on October 3, 2024)

(10.36)
Master Sales and Purchase Agreement between Luxor Technology Corporation and TeraLease LLC, dated as of October 3, 2024 (incorporated by reference to Exhibit 10.8 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.)

(10.37)
Lease Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of October 9, 2024 (incorporated by reference to Exhibit 10.1 to TeraWulf Inc.s Current Report on Form 8-K filed with the SEC on October 10, 2024.).

(10.38)
Lease Termination Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of October 9, 2024 (incorporated by reference to Exhibit 10.2 to TeraWulf Inc.s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on October 10, 2024.)

(16.1)	Letter from RSM US LLP, dated August 21, 2024 (incorporated by reference to TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on August 21, 2024.)

(19.1)	Securities Trading Policy (incorporated by reference to Exhibit 19.1 to TeraWulf’s Annual Report on Form 10-K filed with the SEC on March 19, 2024).
21.1	List of subsidiaries.

23.1	Consent of RSM US LLP.

23.2	Consent of Deloitte & Touche LLP, registered public accounting firm of TeraWulf Inc.

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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.

101
Consolidated financial statements for the year ended December 31, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheet as of December 31, 2024, (ii) Consolidated Statement of Operations for the Year Ended December 31, 2024, (iii) Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2024, (iv) Consolidated Statement of Cash Flows for the Year Ended December 31, 2024, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

February 28, 2025	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager (Chief Executive Officer and Chairman) (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Paul B. Prager	Chief Executive Officer and Chair of the Board of Directors	February 28, 2025
Paul B. Prager	(Principal Executive Officer and Director)

/s/ Patrick A. Fleury	Chief Financial Officer	February 28, 2025
Patrick A. Fleury	(Principal Financial Officer)

/s/ Kenneth J. Deane	Chief Accounting Officer and Treasurer	February 28, 2025
Kenneth J. Deane	(Principal Accounting Officer)

/s/ Nazar M. Khan	Chief Technology Officer and Executive Director	February 28, 2025
Nazar M. Khan

/s/ Kerri M. Langlais	Chief Strategy Officer and Executive Director	February 28, 2025
Kerri M. Langlais

/s/ Michael C. Bucella	Director	February 28, 2025
Michael C. Bucella

/s/ Walter E. Carter	Director	February 28, 2025
Walter E. Carter

/s/ Amanda Fabiano	Director	February 28, 2025
Amanda Fabiano

/s/ Christopher A. Jarvis	Director	February 28, 2025
Christopher A. Jarvis

/s/ Catherine J. Motz	Director	February 28, 2025
Catherine J. Motz

/s/ Steven T. Pincus	Director	February 28, 2025
Steven T. Pincus

/s/ Lisa A. Prager	Director	February 28, 2025
Lisa A. Prager