Form 10-Q
period 2025-03-31
TERAWULF INC.
filed 2025-05-09
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 384,584,010 shares of Common Stock outstanding as of May 7, 2025.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•currency exchange rate fluctuations; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors” and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2025, for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”).

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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024
(In thousands, except number of shares and par value; unaudited)

	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$218,162	$274,065
Digital currency	1,400	476
Prepaid expenses	4,799	2,493
Other receivables	5,101	3,799
Other current assets	585	598
Total current assets	230,047	281,431
Property, plant and equipment, net	509,888	411,869
Operating lease right-of-use asset	85,299	85,898
Finance lease right-of-use asset	7,200	7,285
Other assets	8,728	1,028
TOTAL ASSETS	$841,162	$787,511

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,901	$24,382
Accrued construction liabilities	19,526	16,520
Accrued compensation	1,512	4,552
Accrued interest	5,997	2,559
Other accrued liabilities	6,432	2,414
Other amounts due to related parties	571	1,391
Current portion of deferred rent liability	31,960	—
Current portion of operating lease liability	26	25
Current portion of finance lease liability	2	2
Total current liabilities	120,927	51,845
Deferred rent liability, net of current portion	58,040	—
Operating lease liability, net of current portion	3,420	3,427
Finance lease liability, net of current portion	291	292
Convertible notes	488,109	487,502
TOTAL LIABILITIES	670,787	543,066

Commitments and Contingencies (See Note 10)

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value, 100,000,000 authorized at March 31, 2025 and December 31, 2024; 9,566 issued and outstanding at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $12,924 and $12,609 at March 31, 2025 and December 31, 2024, respectively	9,273	9,273
Common stock, $0.001 par value, 600,000,000 authorized at March 31, 2025 and December 31, 2024, respectively; 408,198,263 and 404,223,028 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	408	404
Additional paid-in capital	705,897	685,261
Treasury stock at cost, 24,468,750 and 18,568,750 at March 31, 2025 and December 31, 2024, respectively	(151,509)	(118,217)
Accumulated deficit	(393,694)	(332,276)
Total stockholders' equity	170,375	244,445
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$841,162	$787,511
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$34,405	$42,433

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	24,553	14,408
Operating expenses	1,144	785
Operating expenses – related party	1,748	888
Selling, general and administrative expenses	46,573	12,289
Selling, general and administrative expenses – related party	3,571	2,620
Depreciation	15,574	15,088
Loss (gain) on fair value of digital currency, net	870	(1,329)
Total costs and expenses	94,033	44,749

Operating loss	(59,628)	(2,316)
Interest expense	(4,049)	(11,045)
Loss on extinguishment of debt	—	(2,027)
Interest income	2,259	500
Loss before income tax and equity in net income of investee	(61,418)	(14,888)
Income tax benefit	—	—
Equity in net income of investee, net of tax	—	5,275
Net loss	$(61,418)	$(9,613)

Loss per common share:
Basic and diluted	$(0.16)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	383,149,511	290,602,725
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Stock-based compensation expense and issuance of stock	—	—	7,275,645	4	38,670	—	—	38,674
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(3,300,410)	—	(18,034)	—	—	(18,034)
Net loss	—	—	—	—	—	—	(61,418)	(61,418)
Balances as of March 31, 2025	9,566	$9,273	408,198,263	$408	$705,897	$(151,509)	$(393,694)	$170,375

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08 (See Note 2)	—	—	—	—	—	—	37	37
Common stock offering, net of issuance costs	—	—	23,268,600	23	50,627	—	—	50,650
Common stock issued for share-based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Stock-based compensation expense and issuance of stock	—	—	2,190,510	2	6,929	—	—	6,931
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(353,843)	—	(651)	—	—	(651)
Net loss	—	—	—	—	—	—	(9,613)	(9,613)
Balances as of March 31, 2024	9,566	$9,273	302,921,785	$303	$532,238	$—	$(269,471)	$272,343
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands; unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,418)	$(9,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	607	7,593
Stock-based compensation expense	38,674	6,931
Depreciation	15,574	15,088
Amortization of right-of-use asset	685	252
Revenue recognized from digital currency mined and hosting services	(34,417)	(41,537)
Loss (gain) on fair value of digital currency, net	870	(1,329)
Proceeds from sale of digital currency	—	54,391
Loss on extinguishment of debt	—	2,027
Equity in net income of investee, net of tax	—	(5,275)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,306)	567
Increase in other receivables	(1,302)	(667)
Decrease (increase) in other current assets	13	(67)
(Increase) decrease in other assets	(7,700)	22
Increase (decrease) in accounts payable	13,844	(1,686)
Increase (decrease) in other accrued liabilities	4,359	(3,906)
(Decrease) increase in other amounts due to related parties	(990)	67
Increase in deferred rent liability	90,000	—
Decrease in operating lease liability	(6)	(12)
Net cash provided by operating activities	56,487	22,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	(93,687)	(46,979)
Proceeds from sale of digital currency	32,623	—
Net cash used in investing activities	(61,064)	(46,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(33,412)
Payments of prepayment fees associated with early extinguishment of long-term debt	—	(314)
Principal payments on insurance premium and property, plant and equipment financing	—	(827)
Proceeds from issuance of common stock, net of issuance costs paid of $0 and $0	—	50,722
Purchase of treasury stock	(33,292)	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(18,034)	(651)
Net cash (used in) provided by financing activities	(51,326)	15,518

Net change in cash and cash equivalents	(55,903)	(8,615)
Cash and cash equivalents at beginning of period	274,065	54,439
Cash and cash equivalents at end of period	$218,162	$45,824

Cash paid during the period for:
Interest	$5	$3,726
Income taxes	$—	$—
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 1 – ORGANIZATION
TeraWulf Inc. (“TeraWulf” or the “Company”) is a vertically integrated owner and operator of next-generation digital infrastructure, primarily powered by zero-carbon energy. The Company develops and operates high-performance data centers optimized for bitcoin mining and high-performance computing (“HPC”) workloads, leveraging clean, cost-effective, and reliable energy sources to promote long-term sustainability in digital infrastructure.
TeraWulf generates revenue by providing hash computation services to a mining pool operator, facilitating transaction validation of transactions on the global bitcoin network using the Company’s fleet of application-specific integrated circuit (“ASIC”) miners. Bitcoin earned as consideration is routinely converted to U.S. dollars. The Company also previously generated revenue by hosting third-party bitcoin miners. While capable of mining other digital currencies, the Company has no current plans to do so.
In 2024, the Company launched WULF Compute, which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business aims to diversify revenue by offering HPC hosting and colocation, cloud, and connectivity services for GPU-based workloads (see Note 6). With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, predominantly zero-carbon power to support these workloads.
As of March 31, 2025, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Facility in upstate New York (the “Lake Mariner Facility”), which began operations in March 2022. Currently, the Company has energized 245 MW of capacity across five buildings and supporting infrastructure at the site.
The Company previously had bitcoin mining activities at the Nautilus Cryptomine Facility in central Pennsylvania (the “Nautilus Cryptomine Facility”), developed through a joint venture (see Note 9). The Nautilus Cryptomine Facility commenced operations in February 2023 and achieved full energization of TeraWulf’s 50 MW share by April 2023. In October 2024, TeraWulf sold its 25% equity interest in the joint venture, reallocating capital to expand its wholly owned infrastructure and advance its HPC strategy at the Lake Mariner Facility.
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
The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete presentation of annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the establishment of useful lives for property, plant and equipment and intangible assets, the fair value of leased assets, the fair value of equity securities or warrants to purchase the Company’s common stock (“Common Stock”) issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of long-lived assets, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.
Significant Accounting Policies
Except for the updates noted below, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a detailed discussion of the Company’s significant accounting policies.
Revenue Recognition
Mining Pool
The Company has entered into an arrangement with a cryptocurrency mining pool (the “Foundry USA Pool”) to perform hash computation (i.e. hashrate) for the mining pool in exchange for consideration. Providing hash computation services to a mining pool is an output of the Company’s ordinary activities. The provision of such hash computation services is the sole performance obligation. The mining pool arrangement is terminable at any time without substantial penalty by Foundry USA Pool and may be terminated without substantial penalty by the Company upon providing one Contract Day’s, as defined, prior written notice. The Company’s enforceable right to compensation only begins when and continues while the Company provides hash computation services to its customer, the mining pool operator. Accordingly, the contract term with Foundry USA Pool is deemed to be less than 24 hours and to continuously renew throughout the day. Additionally, the Company concluded that the mining pool operator’s (i.e., the customer’s) renewal right is not a material right because the renewal rights do not include any discounts; that is, the terms, conditions, and compensation amounts are at the then-current market rates.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company recorded revenue from mining of $34.4 million and $41.6 million during the three months ended March 31, 2025 and 2024, respectively.
Bitcoin Miner Hosting
The Company had one bitcoin miner hosting contract which expired in February 2024. At the time of contract inception, the quoted price of bitcoin in the Company’s principal market was approximately $38,000. The Company recorded bitcoin miner hosting revenue of $0 and $0.8 million during the three months ended March 31, 2025 and 2024, respectively.
HPC Hosting
In December 2024, the Company entered into long-term data center lease agreements (the “HPC Leases”) with a customer for specified data center infrastructure at the Lake Mariner Facility to support the customer’s HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use data center space and non-lease components for power delivery, physical security, and maintenance services. The HPC Leases are expected to commence at various dates throughout 2025, each with an initial 10-year term. The agreements also provide the customer with two five-year renewal options and a provision for near-term expansion of HPC hosting capacity. While the expansion provision has since expired, the parties remain in active dialogue regarding potential expansion at the site (see Note 6).
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $2.8 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $218.2 million and $274.1 million, respectively.
The Company maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of March 31, 2025, the Company’s bank balances exceeded the FDIC insurance limit by $1.6 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of noncash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$—	$37
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$47,566	$4,385
Purchases of and deposits on plant and equipment with digital currency	$—	$316
Common stock issued for share-based liabilities due to related party	$—	$2,500
Decrease to investment in joint venture due to bitcoin received as distributions from investee	$—	$12,022

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Digital Currency
Digital currency consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool and for bitcoin miner hosting services, in accordance with the Company’s revenue recognition policy. From time to time, the Company also received bitcoin as distributions-in-kind from its joint venture. Digital currency is classified as a current asset in the condensed consolidated balance sheets, as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The new standard requires certain crypto assets to be subsequently measured at fair value, with changes recognized in net income each reporting period.
The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the digital currency balance and decrease the opening accumulated deficit in the condensed consolidated balance sheet as of January 1, 2024.
Following adoption of ASU 2023-08, the Company measures digital currency at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “loss (gain) on fair value of digital currency, net” in the condensed consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “loss (gain) on fair value of digital currency, net” i. The Company recorded a net fair value loss of $0.9 million and a net gain of $(1.3) million for the three months ended March 31, 2025 and 2024, respectively.
Bitcoin earned through mining activities is recorded as a noncash adjustment in reconciliation of net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. Bitcoin received as distributions-in-kind from equity investees is disclosed as a supplemental noncash investing activity.
Following the repayment of the Term Loans in July 2024 (see Note 8), the Company no longer immediately converts bitcoin into cash immediately. As a result, proceeds from bitcoin sales are now reflected as cash flows from investing activities rather than operating activities.
Concentrations
During 2025 and 2024, the Company primarily contracted with one supplier for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue did not exceed 10% for any one bitcoin miner hosting customer during the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, the Company only operated bitcoin mining facilities. While capable of mining other digital currencies, the Company has no current plans to do so. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of Common Stock is calculated by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. Convertible preferred stock is considered a participating security because it shares, in a pro rata basis, in any dividends declared on Common Stock. However, since it does not participate in the Company’s losses, it is excluded from the computation of basic net loss per share.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Diluted loss per share reflects the potential dilution that could occur if other instruments were converted into Common Stock, using the treasury stock method or as-converted method, as applicable. However, for periods in which the Company reports a net loss, all potentially dilutive instruments are excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive.
Subsequent to March 31, 2024, the Company determined that dividends on its preferred stock would no longer be reflected as a reduction to net loss in the consolidated statements of operations, and, therefore, would be excluded from the computation of basic loss per common share. Previously, the Company had included dividends in this calculation.
As of March 31, 2025 and 2024, the Company’s potentially dilutive instruments and participating securities included convertible preferred stock, Common Stock warrants, convertible notes, restricted stock, and restricted stock units (“RSUs”) issued for services. If the full liquidation preference of the Convertible Preferred Stock (as defined in Note 11) was converted at its conversion price as of March 31, 2025, approximately 1.3 million shares of Common Stock would be issued. As of March 31, 2025, 17,266,733 Common Stock warrants were outstanding with a weighted average strike price of $1.38, and 4,797,319 RSUs were outstanding.
Segment Reporting
During the three months ended March 31, 2025 and 2024, the Company was engaged in digital currency mining by providing hash computation services to a mining pool operator and offering bitcoin miner hosting services to third parties. The Company’s operations are evaluated regularly by the chief operating decision maker, or decision–making group (“CODM”), which is composed of the Chief Executive Officer, Chief Technology Officer and Chief Strategy Officer, to assess performance and allocate resources.
The CODM is regularly provided only with consolidated expense data, as presented in the condensed consolidated statements of operations. Accordingly, the Company has determined that these consolidated expenses represent significant segment-level information. Because financial performance and resource allocation decisions are made on a consolidated basis, the Company operates as a single operating and reportable segment.
The CODM manages this using consolidated net loss as the primary measure of performance. Consolidated net loss for the three months ended March 31, 2025 and 2024 was $61.4 million and $9.6 million, respectively. This metric is used by the CODM to evaluate operating results, assess the effectiveness of business strategies, and internally benchmark the Company’s performance against its industry peers.
As the Company reports a single segment, total revenue is disclosed in the condensed consolidated statements of operations, segment assets are presented in the condensed consolidated balance sheets, and capital expenditures are reported in the condensed consolidated statements of cash flows.
NOTE 3 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measured as of March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital currency	$1,400	$1,400	$—	$—
	$1,400	$1,400	$—	$—

	Fair Value Measured as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Digital currency	$476	$476	$—	$—
	$476	$476	$—	$—

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company has determined the fair value of convertible notes is approximately $343.0 million as of March 31, 2025 (see Note 8) using Level 1 inputs. The carrying values of cash and cash equivalents, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, accrued compensation, accrued interest and other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of March 31, 2025 and December 31, 2024, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 6), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 8), in connection with the issuance of Common Stock (see Note 12), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) and the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 9) and (v) the calculation of PSUs granted to employees as stock-based compensation (see Note 13).
The Company utilized a Black-Scholes option pricing model, along with a discount for lack of marketability (“DLOM”), to value its Common Stock warrants issued in connection with the Term Loans (as defined in Note 8). The DLOM reflects contractual restrictions on the exercise of the warrants. The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs.
Key assumption used in the valuation model include expected share-price volatility, expected term, risk-free interest rate, dividend yield, and DLOM. Expected volatility is based on historic volatility of a peer group of publicly traded companies over the expected term of the warrants, which is assumed to be equal to the contractual term. The risk-free interest rate is derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applies a dividend yield of zero, consistent with historical practice and expectations.
The Company applied a DLOM of 20% to value the warrants issued in connection with the First Amendment to the LGSA and a DLOM of 30% for warrants issued in connection with the Fifth Amendment.
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 120%, based on both the Company’s and peer public companies’ data. A DLOM of 10.0% was applied in determining the fair value of the Common Stock issued in connection with the New Ground Lease.
NOTE 4 – BITCOIN
The following table presents information about the Company’s bitcoin holdings as of March 31, 2025 and December 31, 2024 (in thousands, except for quantity of bitcoin):

	March 31, 2025	December 31, 2024
Number of bitcoin held	17	5
Carrying basis of bitcoin	$1,437	$477
Fair value of bitcoin	$1,400	$476
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of March 31, 2025 and December 31, 2024, the Company held no other digital currency.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Miners	$250,924	$192,655
Construction in process	183,353	107,624
Leasehold improvements	119,570	91,614
Equipment	37,566	32,031
Vehicles	121	104
Deposits on miners	—	53,913
	591,534	477,941
Less: accumulated depreciation	(81,646)	(66,072)
	$509,888	$411,869
Depreciation expense was $15.6 million and $15.1 million during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2024, the Company recorded accelerated depreciation expense of $3.8 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 2024. The Company recorded no impairment during the three months ended March 31, 2025 and March 31, 2024.
NOTE 6 – LEASES
Lessee Accounting
In May 2021, the Company entered into a ground lease (as amended from time to time, the “Ground Lease”), related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management. The Ground Lease had a term of eight years and was classified as an operating lease remeasured as of the date of the second amendment in July 2022 utilizing a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based.
In October 2024, the Company terminated its existing Ground Lease and entered into a new agreement with the same related party counterparty (the “New Ground Lease”) for the Lake Mariner Facility. The New Ground lease expanded the acreage of real property covered by the prior lease to support both cryptocurrency mining and HPC co-location data center operations.
The New Ground Lease includes both fixed and variable payments, including an annual escalation factor and the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. It has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional five-year periods unless the Company provides written notice of termination at least six months prior to the end of the initial or the then-current renewal term. Upon expiration of the New Ground Lease, all buildings and improvements on the premises will revert to the landlord in good condition.
As consideration for terminating the prior lease and entering into the New Ground Lease, the Company issued 20 million shares of Common Stock with a fair value of $68.8 million and paid $12.0 million in cash (the “Cash Lease Prepayment”) to the parent company of the counterparty in October 2024. The Company determined that this transaction constituted a lease modification under ASC 842.
The New Ground Lease contained two lease components: Land and building. The land component was classified as an operating lease , while the building component was classified as a finance lease, as the 35-year initial term represents a major portion of the building’s remaining economic life. As of October 9, 2024, the Company remeasured the lease liabilities for both components using a discount rate of 6.9%, which reflects the estimated incremental borrowing rate for a collateralized loan with a term comparable to the lease payments.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended March 31, 2025 and 2024, the Company recorded operating lease expense of $0.8 million and $0.3 million, respectively, including variable expense of $0.2 million and $36,000, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments pursuant to the New Ground Lease (and prior to termination, the Ground Lease) of $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2025, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.1 million in operating expenses – related party in the condensed consolidated statement of operations and made cash payments pursuant to the New Ground Lease of $6,000. The Company also recorded interest expense on finance lease liabilities of $5,000 in interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2025. The Company was not party to any finance leases during the three months ended March 31, 2024.
The remaining operating and finance lease terms based on the terms of the New Ground Lease were 34.6 years as of March 31, 2025. The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of March 31, 2025 (in thousands):

	Operating Lease Liability	Finance Lease Liability
Remainder of 2025	$194	$17
2026	259	22
2027	259	22
2028	259	22
2029	259	22
Thereafter	7,723	657
	$8,953	$762
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2025 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the operating lease	$8,953	$762
Unamortized discount	5,507	469
Total operating lease liability	3,446	293
Current portion of operating lease liability	26	2
Operating lease liability, net of current portion	$3,420	$291
Lessor Accounting
In December 2024, the Company entered into long-term HPC Leases with a customer for specified data center infrastructure at the Lake Mariner Facility to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use data center space—currently under construction—and non-lease components for power delivery, physical security, and maintenance services.
As of March 31, 2025, none of the HPC Leases had commenced. Each lease is expected to begin at various dates in 2025 and includes an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. Despite the expiration of this provision, the parties remain in active discussions regarding the customer’s potential expansion at the site.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million and shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the three months ended March 31, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and recorded $32.0 million and $58.0 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet as of March 31, 2025.
NOTE 7 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0% for each of the three months ended March 31, 2025 and 2024. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of March 31, 2025 and December 31, 2024 for the amount of deferred tax assets that will not be realized.
The Company has no unrecognized tax benefits as of March 31, 2025 and December 31, 2024. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three months ended March 31, 2025 and 2024.
NOTE 8 – DEBT
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
During the three months ended March 31, 2024, the Company repaid $33.4 million of the principal balance of the Term Loans, including voluntary prepayments of $18.6 million. In connection with the voluntary prepayments, the Company recorded a loss on extinguishment of debt of $2.0 million, which is included in the condensed consolidated statement of operations for the three months ended March 31, 2024, consisting of $0.3 million of prepayment fees and the immediate write-off of $1.7 million of unamortized debt discount associated with the principal repaid. The Company fully repaid the principal balance of the Term Loans ahead of maturity in July 2024.
In connection with the Term Loans under the LGSA, the Company issued certain shares of Common Stock and warrants to purchase Common Stock to the Term Loan holders, and incurred related issuance costs and up front fees. These included $29.8 million in December 2021 in connection with the original issuance, $3.5 million in July 2022 related to the First Amendment, $2.9 million in October 2022 related to the Third Amendment, and $16.0 million in March 2023 related to the Fifth Amendment. These amounts were recorded as debt issuance costs and debt discount and were either amortized to interest expense over the term of the LGSA or recognized as part of the loss on extinguishment of debt, as applicable.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
LGSA Warrants
In March 2023, in connection with the Fifth Amendment to the LGSA the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of Common Stock (the “Dollar Warrants”). The Penny Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the Common Stock issuable upon exercise of the warrants described above.
During the three months ended March 31, 2025 and 2024, no warrants issued in connection with the LGSA were exercised. All warrants granted by the Company as a component of debt transactions are classified as equity in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. As of March 31, 2025, there were 141,726 of the Penny Warrants and 9,962,308 of the Dollar Warrants outstanding.
Convertible Notes
Convertible notes consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Convertible notes	$500,000	$500,000
Debt issuance costs	(11,891)	(12,498)
	488,109	487,502
Convertible notes due within one year	—	—
Total convertible notes, net of portion due within one year	$488,109	$487,502
In October 2024, the Company completed a private offering of 2.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The unsecured notes were sold pursuant to a purchase agreement between the Company and Cantor Fitzgerald & Co. (“Cantor”), as representative of the initial purchasers (the “Initial Purchasers”), for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
The total aggregate principal amount of the offering was $500.0 million, including $75.0 million issued pursuant to the Initial Purchasers’ full exercise of their option to purchase additional notes. The notes were issued at par, and net proceeds totaled approximately $487.1 million after deducting $12.9 million in purchasers’ commissions and estimated offering expenses. These issuance costs were recorded as debt issuance costs and are being amortized over the term of the notes using an effective interest rate of 0.5%. Interest of 2.75% is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025.
The 2030 Convertible Notes mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted redeemed or repurchased. The initial conversion rate is 117.9245 shares of Common Stock per $1,000 principal amount, equivalent to a conversion price of approximately $8.48 per share, subject to customary anti-dilution adjustments outlined in the indenture. The conversion rate will not be adjusted for accrued but unpaid interest
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of December 31, 2024, there were no changes to the initial conversion rate.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Prior to November 1, 2029, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter commencing after March 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter;
•During the five business days following any 10 consecutive trading-day measurement period in which the trading price of the notes was less than 98% of the product of the Common Stock price and the conversion rate on each trading day;
•If the Company calls any or all of the notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
Upon conversion, the Company may settle the notes in cash, shares of Common Stock, or a combination of both, at its election. Beginning November 6, 2027, the Company may redeem the notes, in whole or in part, for cash, provided the Common Stock trades above 130% of the conversion price for a specified period, as outlined in the indenture. The redemption price will equal the principal amount plus accrued and unpaid interest, if any, up to but excluding the redemption date.
On or after November 1, 2029, holders may convert their notes at any time until the second scheduled trading day immediately preceding the Maturity Date.
If a “Fundamental Change” occurs, as defined in the indenture—including certain business combinations or delisting events—holders may require the Company to repurchase all or part of their notes at 100% of principal plus accrued and unpaid interest.
In connection with the offering, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain counterparties. The Capped Calls have a strike price of $8.48 per share and an initial cap price of $12.80 per share, each subject to adjustment. They cover the same number of shares initially underlying the notes and are intended to reduce potential dilution and/or offset any cash payments the Company may be required to make above the principal amount upon conversion.
The Capped Calls are scheduled to expire on February 1, 2030, and will automatically settle in daily ratable amounts between December 5, 2029, and the termination date. In the event of a repurchase, redemption, or conversion of the notes, the Company may—but is not obligated to—terminate a corresponding portion of the Capped Call options. Settlement may be made in cash or a combination of cash and Common Stock, at the Company’s discretion. The Capped Calls are accounted for as separate equity transactions and not as derivatives. The $60.0 million cost of the Capped Calls was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet.
The indenture includes customary covenants and events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% of the outstanding principal amount may declare the notes immediately due and payable.
The Company amortized $0.6 million of debt issuance costs related to the 2030 Convertible Notes during the three months ended March 31, 2025. For comparison, the Company amortized $7.6 million of debt issuance costs and debt discount related to the Term Loans during the three months ended March 31, 2024, both recorded as interest expense in the condensed consolidated statements of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2025, scheduled principal maturities of outstanding debt are as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	500,000
Total principal maturities	$500,000
NOTE 9 – JOINT VENTURE
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania (the “Joint Venture”) which was subsequently amended in August 2022 (the “A&R Nautilus Agreement”) and March 2023 (the “Second A&R Nautilus Agreement”). In connection with the Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which included an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement, subsequently transferred to a related party of Talen and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. The Company originally held a 50% interest in the Joint Venture which was subsequently reduced to 25% per the Second A&R Nautilus Agreement. The Nautilus Cryptomine Facility initially required 200 MW of electric capacity.
In March 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus to the Talen Member (the “Nautilus Sale”). The total consideration transferred was $102.1 million comprised of: (i) $86.1 million paid in cash, including a customary working capital adjustment, (ii) $0.3 million distributed in bitcoin on a pro rata basis for bitcoin mined and held by Nautilus, and (iii) $15.7 million of miners and equipment assigned to the Company by Nautilus, reflecting the fair value of all of Nautilus’ miners, including miners contributed by the Talen Member, as well as certain other related equipment owned by Nautilus. The Nautilus Sale included customary representations and warranties and customary covenants, including, among others, that the Talen Member will pay to the Company 25% of the net proceeds received in excess of $300.0 million in the aggregate in any future sale of all or substantially all of the assets, or a majority of the equity interests of Nautilus. In connection with the Nautilus Sale, the Company derecognized its investment in Nautilus of $79.5 million.
Prior to the Nautilus Sale, Nautilus was a variable interest entity accounted for using the equity method of accounting. In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Joint Venture for its internal accounting purposes. Under the CSA, Talen was responsible for maintaining the books and records of the Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounted for the Joint Venture as an equity method investment and the change in ownership percentage did not impact the Company’s method of accounting or basis. Therefore, there was a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Joint Venture.
Distributions were made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $12.0 million during the three months ended March 31, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The condensed results of operations for the three months ended March 31, 2024 and the condensed financial position as of October 2, 2024 (the date of the Nautilus Sale) are summarized below (in thousands):

Three Months Ended March 31, 2024(1)
Condensed statement of operations information:
Revenue	$41,740
Operating expense	26,322
Net income (loss)	$15,418

October 2, 2024(1)
Condensed balance sheet information:
Current assets	$11,124
Noncurrent assets	134,217
Total assets	$145,341

Current liabilities	$12,816
Noncurrent liabilities	29,434
Equity	103,091
Total liabilities and equity	$145,341
(1)    The condensed statements of operations information for the three months ended March 31, 2024 and the condensed balance sheet information as of October 2, 2024 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.
NOTE 11 – CONVERTIBLE PREFERRED STOCK
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Holders of the Convertible Preferred Stock will accumulate dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable, if declared by the Company’s Board of Directors, quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022. Commencing June 30, 2022, unpaid dividends will be accreted to the liquidation preference. The initial liquidation preference is $1,000 per share. Holders of the Convertible Preferred Stock will also be entitled to such dividends paid to holders of Common Stock, if applicable, as if such Holders of the Convertible Preferred Stock had converted their Preferred Shares into Common Stock (without regard to any limitations on conversions) and had held such shares of Common Stock on the record date for such dividends and distributions. If applicable, such payments will be made concurrently with the dividend or distribution to the holders of Common Stock. Upon liquidation, the Convertible Preferred Stock will rank senior to Common Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Liquidation Preference (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of the Convertible Preferred Stock. Holders of Convertible Preferred Stock will not generally have the right to vote at any meeting of stockholders, except for certain protective voting rights, as defined. The Convertible Preferred Stock does not have a maturity date.
The Holders of the Convertible Preferred Stock will have a right to effect an optional conversion of all or any whole number of shares of the Convertible Preferred Stock at any time and from time to time. The Company will have a right to effect a mandatory conversion of the Convertible Preferred Stock after the third anniversary of the issuance date if the Last Reported Sale Price (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of Common Stock exceeds 130% of the Conversion Price, as defined, on each of at least five (5) trading days (whether or not consecutive) during the fifteen consecutive trading days ending on, and including, the trading day immediately before the mandatory conversion notice date for such mandatory conversion. The number of shares of Common Stock issuable upon conversion will be equal to the liquidation preference, including accumulated and unpaid dividends, divided by the Conversion Price, as defined. The Conversion Price is determined by dividing $1,000 by the Conversion Rate, as defined, which is initially 100 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. The Conversion Rate will be adjusted for certain customary events, including (but not limited to) stock dividends, stock splits or combinations, tender offers or exchange offers and, additionally, for Fundamental Changes, as defined, to include (but are not limited to) a change in control of the Company, disposition of substantially all assets of the Company, the Company’s common stockholders approve a plan of liquidation or dissolution or Common Stock cease to be listed on the Nasdaq Capital Market. A Fundamental Change will adjust the Conversion Rate based on the date of the Fundamental Change and the Stock Price, as defined, on such date. The Conversion rate will not exceed 125 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. If any Convertible Preferred Stock is to be converted pursuant to a Holder’s optional conversion, the Company will have the option to settle such conversion in cash, as defined.
No dividends were paid during the three months ended March 31, 2025 and 2024. Cumulative dividends of $3.4 million were accumulated and accreted to liquidation preference as of March 31, 2025. As of March 31, 2025, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $12.9 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.3 million shares of Common Stock.
NOTE 12 – COMMON STOCK
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 400,000,000 to 600,000,000. Consequently, as of March 31, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 700,000,000, divided into (a) 600,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of March 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In April 2022, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”), B. Riley Securities, Inc. (“B. Riley Securities”) and D.A. Davidson & Co. (“D.A. Davidson”), pursuant to which the Company may offer and sell, from time to time, through or to the agents thereunder, shares of Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million. The April 2022 sales agreement was amended in August 2023 to terminate the agreement with respect to D.A. Davidson and add Northland Securities, Inc. (“Northland”) and Compass Point Research & Trading, LLC (“Compass Point”) as agents (as so amended, the “Original ATM Sales Agreement“). The Company incurred a commission up to 3.0% of the gross sales price from each sale of shares. In May 2024, the Company and B. Riley Securities mutually agreed to terminate the Original ATM Sales Agreement with respect to B. Riley Securities and the Company entered into Amendment No. 2 to the Original ATM Sales Agreement with Cantor, Northland, Compass Point ATB Capital Markets USA Inc. (“ATB Capital Markets”), Roth Capital Partners, LLC (“Roth Capital Partners”), Stifel Nicolaus Canada Inc. (“Stifel Canada”) and Virtu Americas LLC (each, individually, an “Agent” and, collectively, the “ATM Agents”) pursuant to which the Company may offer and sell, from time to time, through or to the ATM Agents, shares of Common Stock, par value $0.001 per share, having an aggregate offering price of up to $200.0 million (the “Amended ATM Sales Agreement,” together with the Original ATM Sales Agreement, the “ATM Program”). The Company incurs a commission up to 3.0% of the gross sales price from each sale of shares. The Company is not obligated to sell any shares under the ATM Program. The issuance and sale of the shares by the Company under the ATM Program have been made pursuant to the Company’s effective registration statement on Form S-3 (Registration statement No. 333-262226), including final prospectus supplements dated April 26, 2022 and May 23, 2024.
During the three months ended March 31, 2025, the Company sold pursuant to the ATM Program no shares of Common Stock. During the three months ended March 31, 2024, the Company sold pursuant to the ATM Program 23,268,600 shares of Common Stock for net proceeds of $50.7 million. As of March 31, 2025, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $87.1 million.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. As of March 31, 2025, there were 7,162,699 of the October Warrants outstanding. All warrants granted by the Company to date are classified as equity.
In October 2024, the Company’s board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. During the three months ended March 31, 2025, the Company repurchased 5,900,000 shares of Common Stock for $33.3 million. As of March 31, 2025, the Company has the capacity to repurchase $48.6 million of outstanding shares of Common Stock under the Share Repurchase Program.
No dividends were declared during the three months ended March 31, 2025 and 2024.
NOTE 13 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. As of March 31, 2025, the Company had not issued stock options. Additionally, during the three months ended March 31, 2025 and 2024, the Company issued 21,869 and 39,064 shares of Common Stock, respectively, to members of the board of directors for payment of quarterly fees in lieu of cash payments. For the three months ended March 31, 2025 and 2024, stock-based compensation expense was $38.7 million and $6.9 million, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the three months ended March 31, 2025 and 2024, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 3,300,410 and 353,843 shares of Common Stock, respectively, to satisfy statutory withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance.
The following table summarizes the activities for unvested RSUs granted to employees and members of the board of directors during the three months ended March 31, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	2,614,031	$2.57
Granted	7,140,000	$5.41
Vested	(6,575,669)	$4.68
Forfeited/canceled	(15,000)	$4.59
Unvested as of March 31, 2025	3,163,362	$4.57
RSUs granted as set out in the table above include RSUs representing 1,800,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. The requisite service period for RSUs is between one and three years. As of March 31, 2025, there was $2.3 million of unrecognized compensation cost related to unvested RSUs granted to employees and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.1 years.
The following table summarizes the activities for unvested RSUs granted to non-employees, excluding members of the board of directors, during the three months ended March 31, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	1,698,733	$1.22
Granted	675,000	$4.75
Vested	(706,443)	$0.91
Forfeited/canceled	(33,333)	$0.65
Unvested as of March 31, 2025	1,633,957	$2.82
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of March 31, 2025, there was $4.2 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.3 years. The shares of Common Stock related to 28,336 vested awards included in the table above were issued subsequent to March 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
NOTE 14 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into an Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf Electricity and Data LLC, formerly Beowulf Electricity & Data Inc., (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement has an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities.
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the three months ended March 31, 2025 and 2024, the Company paid Beowulf E&D $5.7 million and $3.4 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Facility which were passed through at cost. For the three months ended March 31, 2025, selling, general and administrative expenses – related party in the condensed consolidated statement of operations included $3.6 million and operating expenses – related party in the condensed consolidated statement of operations included $0.8 million, in each case related to the base fee and reimbursement of costs and expenses. For the three months ended March 31, 2024, selling, general and administrative expenses – related party in the condensed consolidated statement of operations included $2.6 million and operating expenses – related party in the condensed consolidated statement of operations included $0.6 million, in each case related to the base fee and reimbursement of costs and expenses. As of March 31, 2025, $0.9 million is included in prepaid expenses, $0.5 million is included in other amounts due to related parties and, of the costs incurred under the Services Agreement during the three months ended March 31, 2025, $0.4 million is included in property, plant and equipment, net in the condensed consolidated balance sheet. As of December 31, 2024, $0.8 million is included in prepaid expenses, $1.4 million is included in amounts due to related parties and, of the costs incurred under the Services Agreement during the three months ended March 31, 2024, $0.2 million is included in property, plant and equipment, net in the condensed consolidated balance sheet.
The Services Agreement also provides for performance-related milestones and related incentive compensation pursuant to which, once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue awards of shares of Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. During the three months ended March 31, 2024, the Company issued 1,083,189 shares of Common Stock with a fair value of $2.5 million to settle the share-based liabilities due to related party. The Company recorded no performance milestone expense for the three months ended March 31, 2025 and 2024.
NOTE 15 – SUBSEQUENT EVENTS
On May 5, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2025 Annual Meeting, the Company's stockholders adopted a Plan amendment increasing the maximum number of shares available for issuance under the Plan to 54,096,290 shares of Common Stock and increasing the number of shares of Common Stock authorized for issuance for grants of incentive stock options to 13,524,073 shares of Common Stock.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed forward-looking statements. See “Forward-Looking Statements.”
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
As of the date of this Quarterly Report, the Lake Mariner Facility has 245 MW of energized capacity supporting bitcoin mining and next-gen HPC infrastructure. TeraWulf remains on track to deliver 72.5 MW of HPC colocation capacity under its data center lease agreement with Core42, with revenue recognition expected as data halls become operational in 2025.
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

The April 2024, halving intensified competition among miners and underscores the importance of our access to low-cost power and vertically integrated business model. These advantages are increasingly critical to sustaining profitability in the post-halving environment.
Business Strategy
Our strategy is centered on leveraging our owned and scalable digital infrastructure to drive revenue and profitability through both bitcoin mining and HPC hosting. As a vertically integrated operator, we own and control our infrastructure, allowing us to optimize efficiency, reduce costs, and maintain a highly competitive cost structure.
While bitcoin mining remains a core focus, we are strategically transitioning an increasing portion of the Lake Mariner Facility’s capacity to support HPC hosting and colocation. This shift allows us to capitalize on the growing demand for AI, machine learning, and cloud computing workloads while further optimizing our power utilization and digital infrastructure.
A key milestone in this transition occurred on December 22, 2024, when we signed a multi-year data center lease agreement with Core42, securing 72.5 MW of HPC hosting capacity at the Lake Mariner Facility for GPU compute workloads. The Company remains in discussions with Core42 regarding future capacity. This development accelerates our HPC hosting expansion, positioning us at the intersection of energy and digital compute infrastructure. To support this expansion, we have expanded our digital infrastructure at the site, featuring advanced liquid cooling systems and Tier 3 redundancy. This infrastructure will be optimized for high-density compute workloads, reinforcing our ability to attract hyperscale and enterprise customers.
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
Our Facilities
During the three months ended March 31, 2025 and 2024, we operated bitcoin mining activities at the Lake Mariner Facility. During the three months ended March 31, 2024, we also operated bitcoin mining activities at the jointly owned Nautilus Cryptomine Facility located in central Pennsylvania. In October 2024, we sold our entire equity interest in Nautilus, allowing us to consolidate operations and reinvest in future infrastructure growth.
The Lake Mariner Facility
Strategically located in Barker, New York, on the site of a former coal-fired power plant, the Lake Mariner Facility began operations in March 2022, designed to support sustainable bitcoin mining. As of the date of this Quarterly Report, the facility is operating 245 MW of bitcoin mining capacity. Additionally, the Company is developing HPC data centers at the Lake Mariner Facility to provide HPC hosting services for Core42, supporting up to 72.5 MW of data center infrastructure dedicated to GPU compute workloads. This capacity is expected to come online throughout 2025.
The Lake Mariner Facility sources 100% of its power from the Zone A grid, which is characterized by low-cost, predominantly zero-carbon energy. Of the Facility’s total power needs, 90 MW is secured under a Power Purchase Agreement (PPA) with NYPA executed in February 2022, which provides high-load factor power under a ten-year term commencing with NYPA’s initial power delivery. The Lake Mariner Facility is built for scalable expansion, with the ability to grow up to 500 MW in the near term and potentially 750 MW with targeted transmission upgrades. Its strategic location and direct access to sustainable Zone A power make it a highly attractive site for both bitcoin mining and HPC workloads.

As of March 31, 2025, we owned approximately 73,200 miners, with approximately 63,100 operational at the Lake Mariner Facility and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	18,500
Bitmain S19j XP	15,800
Bitmain S19k Pro	4,000
Bitmain S21	8,100
Bitmain S21 Pro	26,800
73,200
As of March 31, 2025, our fleet of miners ranged in age from 0.1 to 2.8 years with an average age of approximately 0.8 years. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of March 31, 2025, our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 15 to 23 joules per terahash (“"j/th”) and an average energy efficiency of 18.7 j/th.
The Nautilus Cryptomine Facility
Located in Berwick, Pennsylvania, Nautilus was a joint venture between TeraWulf and Talen Member. Under the Nautilus joint venture agreement and prior to the sale of TeraWulf’s interests in Nautilus in October 2024, the Company held a 25% equity interest in Nautilus and Talen held a 75% equity interest, with ownership subject to adjustments based on capital contributions. Nautilus owned and operated the Nautilus Cryptomine Facility, a 200 MW bitcoin mining operation situated adjacent to the 2.5 gigawatt nuclear-powered Susquehanna Station, which was the first bitcoin mining facility site powered entirely by behind-the-meter zero-carbon nuclear energy, operating under a fixed-rate power contract of 2.0 cents per kilowatt hour (“kWh”) for a five-year term, with options for two three-year renewals.
TeraWulf began mining bitcoin at the Nautilus Cryptomine Facility in the first quarter of 2023 with an allotted 50 MW of operational bitcoin mining capacity. While holding a 25% equity stake, TeraWulf’s share of mined bitcoin was determined by relative hashrate contributions. The Company had contributed approximately 1.9 EH/s of the facility’s total 5.2 EH/s capacity, representing approximately 35.7% of the total hashrate attributed to the Company. At the time of TeraWulf’s ownership, the Nautilus Cryptomine Facility deployed approximately 48,000 miners, of which 15,800 miners were attributed to TeraWulf’s contribution to utilize is 50 MW allotment.
In October 2024, TeraWulf sold its entire equity interest in Nautilus, allowing the Company to reallocate capital toward expanding its digital infrastructure at the Lake Mariner Facility and advancing its HPC hosting strategy. As part of the transaction, Nautilus distributed to TeraWulf all of its right, title, and interest in its miners, as well as certain other related equipment.
Bitcoin Mining - Combined Facilities
As outlined above, several factors influence our ability to mine bitcoin profitably, including bitcoin’s USD value, mining difficulty global hashrate, power costs, fleet energy efficiency, and overall data center efficiency. Among these, energy efficiency is a critical driver of profitability, as power costs represent the most significant direct expense in bitcoin mining. We believe we operate a highly efficient mining fleet, optimized to maximize output while minimizing energy consumption. To assess operational performance and effectiveness, the Company tracks key metrics, which we believe are also valuable to investors for evaluating our progress and benchmarking against industry peers.

The table below presents our miner efficiency and computing power as compared to the global computing power as of March 31, 2025 and 2024:

Combined facilities(1)	March 31, 2025	March 31, 2024
Global hashrate (EH/s)(2)	836.9	556.0
Miner efficiency (j/th)(3)	18.0	25.4
TeraWulf combined average operating hashrate (EH/s)(4)	7.3	8.0
TeraWulf % of global hashrate	0.9%	1.4%
(1)    Results as of March 31, 2024 reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2)    Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(3)    Joules of energy required to produce each terahash of processing power
(4)    While nameplate at the Lake Mariner Facility was 12.2 EH/s as of March 31, 2025 and was 8.0 EH/s for TeraWulf’s two facilities as of March 31, 2024, inclusive of gross total hosted miners, actual monthly hashrate performance depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of March 31, 2025, our operating hashrate represented approximately 0.9% of the total global hashrate, aligning with our share of global blockchain rewards. As of that date, this is equivalent to approximately 4 bitcoin mined per day. To maintain profitably, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.
The table below presents the average cost of mining each bitcoin, including bitcoin mined at the Lake Mariner Facility and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the three months ended March 31, 2025 and 2024 and the total energy cost per kWh utilized within the facilities:

	Three Months Ended March 31,
Cost of mining - Analysis of costs to mine one bitcoin	2025	2024
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility(1)
Cost of energy per bitcoin mined	$66,084	$15,501
Other direct costs of mining - non energy utilities per bitcoin mined	$73	$28
Cost to mine one bitcoin(2)	$66,156	$15,529
Value of each bitcoin mined(3)	$92,600	$53,750
Cost to mine one bitcoin as % of value of bitcoin mined	71.4%	28.9%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(4)	372	1,051
Total value of bitcoin mined(3) ($ in thousands)	$34,405	$56,491
Total MWhs utilized	301,880	393,411
Total energy expense, net of expected demand response proceeds(4) ($ in thousands)	$24,553	$16,292
Cost per kWh	$0.081	$0.041
Energy expense, net as % of value of bitcoin mined	71.4%	28.8%
Other direct costs of mining ($ in thousands)	$27	$29
(1)    Results as of March 31, 2024 reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2)    “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $37,316 and $15,092 for the three months ended March 31, 2025 and 2024, respectively, bringing the total “cost to mine one bitcoin” to $103,472 and $30,621 for the three months ended March 31, 2025 and 2024, respectively.
(3)    Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility.

(4)    Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
(4)    Excludes energy expenses associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.

Power costs are the most significant expense in our bitcoin mining operations, accounting for 71.4% and 28.8% of the total value of bitcoin mined for the three months ended March 31, 2025 and 2024, respectively. The increase in power costs as a percentage of bitcoin mined for the three months ended March 31, 2025 as compared to 2024 was primarily driven by a near doubling of network difficulty and the bitcoin reward halving in April 2024, which reduced block rewards. These impacts were partially offset by growth in our average operating hashrate and an increase in the average market value of each bitcoin mined.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the Lake Mariner Facility, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. The average aggregate realized power prices at the Lake Mariner Facility and the Nautilus Cryptomine Facility were $0.081 and $0.041 per kWh during the three months ended March 31, 2025 and 2024, respectively.
Our management and operations teams continuously monitor market conditions to determine when and for how long to curtail operations. If curtailment is not mandated under demand response programs, we make real-time decisions to curtail mining whenever power prices exceed the value of the fixed bitcoin reward. As a result, curtailment increases when bitcoin’s value declines or energy prices rise, and decreases when bitcoin’s value appreciates or energy costs fall. These decisions are actively managed on an hour-by-hour basis to optimize profitability.
During the three months ended March 31, 2025 and 2024, we curtailed operations at the Lake Mariner Facility in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $2.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
The Company has purchased all miners with cash, without relying on limited recourse equipment financing for miner acquisitions. To support operations and purchase miners and other fixed assets, we have raised capital through both equity issuances and corporate-level debt. Costs related to these capital raises are not included in this analysis.
Miner acquisition costs, or capital expenditures, are not factored into the cost of mining analysis, as they do not impact the marginal cost of producing one bitcoin. Instead, these costs are recorded as property, plant and equipment in the condensed consolidated balance sheets. Depreciation of property, plant and equipment is calculated using the straight-line method, with estimated useful lives of four years for miners and five years for computer equipment.
During the three months ended March 31, 2024, the Company recorded accelerated depreciation expense of $3.8 million related to certain miners whose estimated useful lives were shortened due to planned replacement by April 2024. While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain circumstances. However, if depreciation were included in the cost of mining analysis, it would add $37,316 and $15,092 per bitcoin mined for the three months ended March 31, 2025 and 2024, respectively.
Estimating asset useful lives requires management judgement, particularly given the rapid evolution of next-generation mining rigs in industrial-scale bitcoin mining. Depreciation schedules may be adjusted if events, regulatory changes, or shifts in operating conditions indicate a need for revision. Management continuously evaluates factors such as future energy market conditions, operating costs, maintenance practices and capital investment needs to ensure depreciation assumptions remain reasonable. When an asset’s estimated useful life is adjusted — either shortened or extended — depreciation provisions are updated accordingly, which could have a material impact on future financial results.

Recent Developments
On May 5, 2025, the Company held its 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2025 Annual Meeting, the Company's stockholders adopted a Plan amendment increasing the maximum number of shares available for issuance under the Plan to 54,096,290 shares of Common Stock and increasing the number of shares of Common Stock authorized for issuance for grants of incentive stock options to 13,524,073 shares of Common Stock.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using miners owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also earned revenue by providing miner hosting services to third parties. While capable of mining other digital currencies, the Company has no current plans to do so.
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
Revenue
The following table presents revenue (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$34,405	$42,433
Revenue for the three months ended March 31, 2025 and 2024 was $34.4 million and $42.4 million, respectively, a decrease of $8.0 million. The decline was primarily due to a reduction in the total bitcoin mined driven by the April 2024 halving event and increased network hashrate. As a result, the Company mined a total of 372 bitcoin during the three months ended March 31, 2025 as compared to 767 bitcoin during the same period in the prior year. This decrease was partially offset by a higher average price of bitcoin of $93,522 during the three months ended March 31, 2025, compared to $53,260 in the prior year period, as well as increased mining capacity at the Lake Mariner Facility between March 31, 2024 and 2025.
During the three months ended March 31, 2024, the Company also reported revenue from bitcoin miner hosting of $0.8 million prior to the expiration of the Company’s one bitcoin miner hosting contract with a customer in February 2024.
Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue (exclusive of depreciation)	$24,553	$14,408

Cost of revenue (excluding depreciation) for the three months ended March 31, 2025 and 2024, was $24.6 million and $14.4 million, respectively, representing an increase of approximately $10.2 million. The increase was primarily driven by higher power expenses, resulting from both increased mining and hosting capacity due to infrastructure placed in service between March 31, 2024 and 2025, and higher realized power prices during the 2025 period. Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue during the period in which the underlying program occurs. These proceeds totaled $2.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The Company is actively expanding its participation in such programs across New York State.
The following table presents operating expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses	$1,144	$785
Operating expenses – related party	1,748	888
	$2,892	$1,673
Operating expenses (including related party expenses) for the three months ended March 31, 2025 and 2024, were $2.9 million and $1.7 million, respectively, a net increase of $1.2 million primarily due to higher rent subsequent to the New Ground Lease in October 2024 and increased staffing at the Lake Mariner Facility. These increases related to infrastructure constructed and placed in service between March 31, 2024 and 2025.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative expenses	$46,573	$12,289
Selling, general and administrative expenses – related party	3,571	2,620
	$50,144	$14,909
Selling, general and administrative expenses (including related party expenses) for the three months ended March 31, 2025 and 2024 were $50.1 million and $14.9 million, respectively, a net increase of $35.2 million. The increase was primarily due to increased expense during the three months ended March 31, 2025 as compared to the same period in the prior year of stock-based compensation of $31.7 million, employee compensation and benefits of $1.1 million, travel expenses of $0.6 million and legal and other professional fees of $0.7 million. Selling, general and administrative expenses – related party increased $0.9 million under the Services Agreement with Beowulf E&D for the three months ended March 31, 2024.
Depreciation for the three months ended March 31, 2025 and 2024 was $15.6 million and $15.1 million, respectively, an increase of $0.5 million. The increase was primarily due to the increase in mining capacity related to infrastructure constructed and placed in service between March 31, 2024 and 2025. The increase was partially offset by (i) decrease in depreciation on certain electrical equipment and leasehold improvements related to a change in accounting estimate of useful lives in connection with the New Ground Lease in October 2024 and (ii) accelerated depreciation expense of $3.8 million during the three months ended March 31, 2024 related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 2024.
Loss (gain) on fair value of digital currency, net during the three months ended March 31, 2025 and 2024 was $0.9 million and $(1.3) million, respectively, due to the steady increases in the price of bitcoin during the three months ended March 31, 2024 as compared to decreases in the price of bitcoin during the three months ended March 31, 2025.
Interest expense was $4.0 million and $11.0 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $7.0 million. The decrease is primarily attributed to amortization of debt issuance costs during the three months ended March 31, 2025 related to the 2030 Convertible Notes of $0.6 million as compared to $7.6 million during the three months ended March 31, 2024 related to the LGSA which was fully repaid in July 2024 ahead of maturity.

Loss on extinguishment of debt was $2.0 million for the three months ended March 31, 2024 related to voluntary prepayment of the Term Loans in February 2024, reflecting $0.3 million of prepayment fees and the derecognition of unamortized debt discount of $1.7 million associated with the principal repaid.
Income tax benefit was $0 for the three months ended March 31, 2025 and 2024. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of March 31, 2025 and December 31, 2024.
Equity in net income of investee, net of tax was $5.3 million for the three months ended March 31, 2024, which represents TeraWulf’s proportional share of income of Nautilus. On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus to the Talen Member.
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
We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense and amortization of right-of-use asset, which are non-cash items that the Company believes are not reflective of its general business performance and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net income of investee, net of tax, related to Nautilus; (iv) interest income which management believes is not reflective of the Company’s ongoing operating activities; and (v) loss on extinguishment of debt, which is not reflective of the Company’s general business performance. The Company’s Adjusted EBITDA also included the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net income of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
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

The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(61,418)	$(9,613)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Equity in net (income) loss of investee, net of tax	—	(5,275)
Distributions from investee, related to Nautilus	—	12,022
Income tax benefit	—	—
Interest income	(2,259)	(500)
Loss on extinguishment of debt	—	2,027
Interest expense	4,049	11,045
Depreciation	15,574	15,088
Amortization of right-of-use asset	685	252
Stock-based compensation expense	38,674	6,931
Non-GAAP Adjusted EBITDA	$(4,695)	$31,977
Liquidity and Capital Resources
The principal uses of cash are for the operation and buildout of data center facilities, debt service and general corporate activities. Cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities:	$56,487	$22,846
Investing activities	(61,064)	(46,979)
Financing activities	(51,326)	15,518
Net change in cash and cash equivalents	$(55,903)	$(8,615)
Cash provided by operating activities was $56.5 million and $22.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase in 2025 was primarily driven by the receipt of $90.0 million in Prepaid Rent from the Company’s HPC customer. These amounts are reflected in the condensed consolidated balance sheet as of March 31, 2025 within the current and non-current portions of deferred rent liability, totaling $32.0 million and $58.0 million, respectively. This increase was partially offset by a $10.1 million rise in cost of revenue during the 2025 period compared to the prior year. Cost of revenue, which primarily consists of power expenses, increased due to expanded mining and hosting capacity, the effects of the April 2024 halving and increased network hashrate, and higher realized power prices. Additionally, prior to the repayment of its Term Loans in July 2024, the Company converted bitcoin to cash almost immediately. As a result, $54.4 million in proceeds from digital currency sales were included in operating cash flows for the three months ended March 31, 2024. In contrast, during the same period in 2025, bitcoin sales proceeds of $32.6 million are classified as cash flows from investing activities, as the Company no longer converts bitcoin to cash on a near-immediate basis.
Cash used in investing activities was $61.1 million and $47.0 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used in investing activities is primarily attributed to increases in purchase of and deposits on plant and equipment of $46.7 million related to the buildout of its facilities at the Lake Mariner Facility. The increase in cash used in investing activities was partially offset by the classification of cash received as proceeds from sales of digital currency not converted nearly immediately into cash of $32.6 million during the three months ended March 31, 2025.

Cash (used in) provided by financing activities from continuing operations was $(51.3) million and $15.5 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company repurchased $33.3 million of treasury stock under the Share Repurchase Program and paid $18.0 million in taxes related to net share settlements of stock-based compensation awards. During the three months ended March 31, 2024, financing activities included $50.7 million in proceeds from issuances of Common Stock, partially offset by $33.4 million in principal repayments on long-term debt.
Financial Condition
As of March 31, 2025, the Company had cash and cash equivalents of $218.2 million, a working capital balance of $109.1 million, total stockholders’ equity of $170.4 million and an accumulated deficit of $393.7 million. The Company incurred a net loss of $61.4 million for the three months ended March 31, 2025. The Company began mining bitcoin in March 2022 and has 12.2 EH/s of operating capacity at the Lake Mariner Facility as of the date of this Quarterly Report. To date, the Company has relied primarily on proceeds from sale of bitcoin, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
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
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a summary of the Company’s significant accounting policies.
Digital Currency
Digital currency consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool. Digital currency is classified as an intangible asset with indefinite useful life and presented as a current asset on the condensed consolidated balance sheets, based on the Company’s ability to sell bitcoin in a highly liquid market and its expectation to convert these holdings to cash within the next twelve months. Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires digital assets to measured at fair value each reporting period in accordance with ASC 820, with changes in fair value recognized as net income. Gains and losses from the remeasurement of digital currency are recorded in “gain on fair value of digital currency, net” within the consolidated statements of operations. Similarly, realized gains and losses from bitcoin sales - measured as the difference between the cash proceeds and the cost basis, determined on a first-in, first-out basis - are also reported within this line item.
Bitcoin earned through mining is reflected as a noncash adjustment reconciling net loss to cash flows from operating activities in the consolidated statements of cash flows. Bitcoin received as distributions-in-kind from equity investees is reported as as supplemental noncash investing activity. Prior to the repayment of the Term Loans in July 2024 (see Note 8), bitcoin was converted into cash immediately upon mining, and related sales proceeds were included in cash flows from operating activities. Following the loan repayment, the Company no longer converts bitcoin into cash immediately, and proceeds from bitcoin sales are now reported within cash flows from investing activities.

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
Stock-Based Compensation
The Company measures stock-based compensation cost related to share-based payment awards at the grant date of the award, based on the estimated fair value of the award. For RSUs with time-based vesting, the fair value is determined by Common Stock price on the date of the grant. For RSUs with vesting based on market conditions (“PSUs”), the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. Stock-based compensation expense for PSUs is recorded over the derived service period unless the market condition is satisfied in advance of the derived service period, in which case a cumulative catch-up is recognized as of the date of achievement. Stock-based compensation for PSUs is recorded regardless of whether the market conditions are met unless the service conditions are not met. The Company accounts for forfeitures as they occur. The Company uses significant judgment in determining the likelihood of meeting milestones and market conditions. Inputs into valuation models such as Monte Carlo simulations include both the Company’s and guideline public company historical and expected annual volatility and, depending on the inputs selected, the Company could calculate significantly different estimated grant date fair values, materially impacting the valuation of our stock-based awards and the stock-based compensation expense we recognize in future periods.
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
Risk Regarding the Price of Bitcoin.
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of March 31, 2025, our digital currency balance was comprised of 17 bitcoin recorded at its fair value of $1.4 million, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the three months ended March 31, 2025 and the fair value of bitcoin as of March 31, 2025 would have increased or decreased net loss by approximately $3.4 million.
A 10% increase or decrease in power prices during the three months ended March 31, 2025 would have increased or decreased net loss by approximately $2.5 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our Quarterly Reports on Form 10-Q.
ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
On October 23, 2024, the Company announced that the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025.
During the first quarter of 2025, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2025	5,900,000	$5.62	5,900,000	$48,620,630
February 1 through February 28, 2025	—	—	—	48,620,630
March 1 through March 31, 2025	—	—	—	48,620,630
Total	5,900,000	$5.62	5,900,000	$48,620,630
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

**10.1	First Amendment to the TeraWulf 2021 Omnibus Incentive Plan, effective May 5, 2025.

**31.1
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

**31.2
Certification of the Principal Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2	Certification of the Principal Financial Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

May 9, 2025	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Kenneth J. Deane
Kenneth J. Deane Chief Accounting Officer and Treasurer (Principal Accounting Officer)