Form 10-K/A
period 2024-12-31
TERAWULF INC.
filed 2025-07-25
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of TeraWulf Inc. (the “Company”) for the period ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025 (the “Original Form 10-K”). This Amendment is being filed for the sole purpose of revising the certifications contained in Exhibits 31.1 and 31.2 to add language regarding internal control over financial reporting in paragraph 4 of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”), which was inadvertently omitted from the Section 302 Certifications attached to the Original Form 10-K.
This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

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

Exhibit Number	Description

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

Exhibit Number	Description
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

Exhibit Number	Description

(10.34)#	Form of TeraWulf Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of TeraWulf Inc.s Quarterly Report on Form 10-Q filed on November 12, 2024).

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

31.1*
Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*
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

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
___________________________________

*	Revised Certification filed herewith.
( )	Exhibits previously filed in the Company’s periodic filings as specifically noted.

#	Executive compensation plans and arrangements.

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

TERAWULF INC. (Registrant)

July 25, 2025	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager (Chief Executive Officer and Chairman) (Principal Executive Officer)