Form 10-Q
period 2025-06-30
TERAWULF INC.
filed 2025-08-08
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 391,926,373 shares of Common Stock outstanding as of August 6, 2025.

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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024
(In thousands, except number of shares and par value; unaudited)

	June 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,993	$274,065
Accounts receivable	1,172	475
Digital currency	—	476
Prepaid expenses	2,939	2,493
Other receivables	4,524	3,799
Other current assets	487	123
Total current assets	99,115	281,431
Property, plant and equipment, net	604,760	411,869
Goodwill	55,457	—
Operating lease right-of-use asset	92,735	85,898
Finance lease right-of-use asset	7,114	7,285
Restricted cash	1,425	—
Other assets	8,802	1,028
TOTAL ASSETS	$869,408	$787,511

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,834	$24,382
Accrued construction liabilities	20,929	16,520
Accrued compensation	4,078	4,552
Accrued interest	2,292	2,559
Other accrued liabilities	6,135	2,414
Other amounts due to related parties	15	1,391
Deferred revenue	687	—
Contingent consideration liabilities	30,000	—
Current portion of deferred rent liability	47,716	—
Current portion of operating lease liability	616	25
Current portion of finance lease liability	2	2
Total current liabilities	151,304	51,845
Deferred rent liability, net of current portion	42,284	—
Operating lease liability, net of current portion	11,255	3,427
Finance lease liability, net of current portion	290	292
Convertible notes	488,716	487,502
Other liabilities	1,227	—
TOTAL LIABILITIES	695,076	543,066

Commitments and Contingencies (See Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at June 30, 2025 and December 31, 2024; 9,566 issued and outstanding at June 30, 2025 and December 31, 2024; aggregate liquidation preference of $13,248 and $12,609 at June 30, 2025 and December 31, 2024, respectively	9,273	9,273
Common stock, $0.001 par value, 600,000,000 authorized at June 30, 2025 and December 31, 2024; 414,599,543 and 404,223,028 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	415	404
Additional paid-in capital	728,217	685,261
Treasury stock at cost, 24,468,750 and 18,568,750 at June 30, 2025 and December 31, 2024, respectively	(151,509)	(118,217)
Accumulated deficit	(412,064)	(332,276)
Total stockholders' equity	174,332	244,445
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$869,408	$787,511
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$47,636	$35,574	$82,041	$78,007

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	22,094	13,918	46,647	28,326
Operating expenses	2,039	797	3,183	1,582
Operating expenses – related party	1,475	875	3,223	1,763
Selling, general and administrative expenses	9,996	9,113	56,569	21,402
Selling, general and administrative expenses – related party	4,292	2,803	7,863	5,423
Depreciation	18,786	14,133	34,360	29,221
(Gain) loss on fair value of digital currency, net	(887)	700	(17)	(629)
Change in fair value of contingent consideration	1,600	—	1,600	—
Loss on disposals of property, plant, and equipment	3,831	—	3,831	—
Total costs and expenses	63,226	42,339	157,259	87,088

Operating loss	(15,590)	(6,765)	(75,218)	(9,081)
Interest expense	(4,012)	(5,325)	(8,061)	(16,370)
Loss on extinguishment of debt	—	—	—	(2,027)
Interest income	1,232	447	3,491	947
Loss before income tax and equity in net income of investee	(18,370)	(11,643)	(79,788)	(26,531)
Income tax benefit	—	—	—	—
Equity in net income of investee, net of tax	—	767	—	6,042
Net loss	$(18,370)	$(10,876)	$(79,788)	$(20,489)

Loss per common share:
Basic and diluted	$(0.05)	$(0.03)	$(0.21)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	386,895,095	340,662,826	385,032,650	315,714,178
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of March 31, 2025	9,566	$9,273	408,198,263	$408	$705,897	$(151,509)	$(393,694)	$170,375
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	2,375
Common stock issued as consideration for business acquisition	—	—	5,000,000	5	19,545	—	—	19,550
Stock-based compensation expense and issuance of stock	—	—	860,514	1	1,303	—	—	1,304
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(257,553)	—	(902)	—	—	(902)
Net loss	—	—	—	—	—	—	(18,370)	(18,370)
Balances as of June 30, 2025	9,566	$9,273	414,599,543	$415	$728,217	$(151,509)	$(412,064)	$174,332

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	2,375
Common stock issued as consideration for business acquisition	—	—	5,000,000	5	19,545	—	—	19,550
Stock-based compensation expense and issuance of stock	—	—	8,136,159	5	39,973	—	—	39,978
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(3,557,963)	—	(18,936)	—	—	(18,936)
Net loss	—	—	—	—	—	—	(79,788)	(79,788)
Balances as of June 30, 2025	9,566	$9,273	414,599,543	$415	$728,217	$(151,509)	$(412,064)	$174,332

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of March 31, 2024	9,566	$9,273	302,921,785	$303	$532,238	$—	$(269,471)	$272,343
Warrant exercise	—	—	29,242,661	29	1,872	—	—	1,901
Common stock offering, net of issuance costs	—	—	40,553,489	41	123,003	—	—	123,044
Stock-based compensation expense and issuance of stock	—	—	2,949,636	1	4,841	—	—	4,842
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,210,849)	—	(5,013)	—	—	(5,013)
Net loss	—	—	—	—	—	—	(10,876)	(10,876)
Balances as of June 30, 2024	9,566	$9,273	374,456,722	$374	$656,941	$—	$(280,347)	$386,241

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	37	37
Warrant exercise			29,242,661	29	1,872			1,901
Common stock offering, net of issuance costs	—	—	63,822,089	64	173,630	—	—	173,694
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Stock-based compensation expense and issuance of stock	—	—	5,140,146	3	11,770	—	—	11,773
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,564,692)	—	(5,664)	—	—	(5,664)
Net loss	—	—	—	—	—	—	(20,489)	(20,489)
Balances as of June 30, 2024	9,566	$9,273	374,456,722	$374	$656,941	$—	$(280,347)	$386,241
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands; unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,788)	$(20,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	1,215	10,691
Related party expense settled with respect to common stock	2,375	—
Stock-based compensation expense	39,978	11,773
Depreciation	34,360	29,221
Amortization of right-of-use asset	1,435	503
Revenue recognized from digital currency mined and hosting services	(82,041)	(77,477)
Gain on fair value of digital currency, net	(17)	(629)
Proceeds from sale of digital currency	—	97,559
Digital currency paid as consideration for services	—	210
Change in fair value of contingent consideration	1,600	—
Loss on disposals of property, plant, and equipment	3,831	—
Loss on extinguishment of debt	—	2,027
Equity in net income of investee, net of tax	—	(6,042)
Changes in operating assets and liabilities:
Increase in accounts receivable	(544)	—
(Increase) decrease in prepaid expenses	(3,259)	1,690
Increase in other receivables	(670)	(1,553)
(Increase) decrease in other current assets	(357)	301
(Increase) decrease in other assets	(7,700)	22
Increase (decrease) in accounts payable	355	(6,267)
Increase (decrease) in accrued compensation, accrued interest and other accrued liabilities	1,083	(1,946)
Decrease in other amounts due to related parties	(750)	(344)
Increase in deferred revenue	687	—
Increase in deferred rent liability	90,000	—
Decrease in operating lease liability	(43)	(23)
Decrease in other liabilities	(73)	—
Net cash provided by operating activities	1,677	39,227

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	(213,629)	(93,579)
Proceeds from sales of property, plant and equipment	1,882	—
Acquisition of a business, net of cash acquired	(2,731)	—
Proceeds from sale of digital currency	82,382	—
Net cash used in investing activities	(132,096)	(93,579)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt	—	(63,568)
Payments of prepayment fees associated with early extinguishment of long-term debt	—	(314)
Principal payments on insurance premium and property, plant and equipment financing	—	(1,570)
Proceeds from issuance of common stock, net of issuance costs paid of $0 and $615	—	173,237
Proceeds from exercise of warrants	—	1,901
Purchase of treasury stock	(33,292)	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(18,936)	(5,664)
Net cash (used in) provided by financing activities	(52,228)	104,022

Net change in cash and cash equivalents	(182,647)	49,670
Cash, cash equivalents and restricted cash at beginning of period	274,065	54,439
Cash, cash equivalents and restricted cash at end of period	$91,418	$104,109

Cash paid during the period for:
Interest	$7,114	$6,214
Income taxes	$—	$—
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
In 2024, the Company launched WULF Compute, which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business aims to diversify revenue by offering HPC hosting and colocation, cloud, and connectivity services for GPU-based workloads (see Note 8). With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, predominantly zero-carbon power to support these workloads.
As of June 30, 2025, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Facility in upstate New York (the “Lake Mariner Facility”), which began operations in March 2022. Currently, the Company has energized 245 MW of capacity across five buildings and supporting infrastructure at the site.
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100% of the membership interests of each of Beowulf Electricity & Data LLC, Beowulf E&D (MD) LLC, and Beowulf E&D (NY) LLC (collectively, “Beowulf E&D”). The fair value of total consideration for the transaction was approximately $54.6 million, including $3.0 million in cash and 5.0 million shares of the Company’s common stock (“Common Stock”) issued on the Acquisition Date. The purchase agreement also includes up to $19.0 million in contingent cash payments and up to $13.0 million in additional Common Stock, subject to the achievement of several earnout milestones related to the expansion of the Company’s data center business and project financing initiative (see Note 3). As part of the acquisition, 94 employees of Beowulf E&D, including site staff at the Lake Mariner Facility and corporate personnel, were transitioned to TeraWulf. In addition, the existing Administrative and Infrastructure Services Agreement (the “Services Agreement”) (see Note 16) with Beowulf E&D was terminated on the Acquisition Date.
The Company previously had bitcoin mining activities at the Nautilus Cryptomine Facility in central Pennsylvania (the “Nautilus Cryptomine Facility”), developed through a joint venture (see Note 11). The Nautilus Cryptomine Facility commenced operations in February 2023 and achieved full energization of TeraWulf’s 50 MW share by April 2023. In October 2024, TeraWulf sold its 25% equity interest in the joint venture, reallocating capital to expand its wholly owned infrastructure and advance its HPC strategy at the Lake Mariner Facility.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, establishment of useful lives for property, plant and equipment, the fair value of leased assets, the fair value of equity securities or warrants to purchase the Company’s Common Stock issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the fair value of contingent consideration liabilities, the timing of commencement of capitalization for plant and equipment, impairment of long-lived assets, impairment of goodwill, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.
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
The Company recorded revenue from mining of $47.6 million and $82.0 million during the three and six months ended June 30, 2025, respectively, and $35.6 million and $77.2 million during the three and six months ended June 30, 2024, respectively.
Bitcoin Miner Hosting
The Company had one bitcoin miner hosting contract which expired in February 2024. At the time of contract inception, the quoted price of bitcoin in the Company’s principal market was approximately $38,000. The Company recorded bitcoin miner hosting revenue of $0 and $0.8 million during the three and six months ended June 30, 2024, respectively.
HPC Hosting
In December 2024, the Company entered into long-term data center lease agreements (the “HPC Leases”) with a customer for specified data center infrastructure at the Lake Mariner Facility to support the customer’s HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use data center space and non-lease components for power delivery, physical security, and maintenance services. The HPC Leases are expected to commence at various dates throughout 2025, each with an initial 10-year term. The agreements also provide the customer with two five-year renewal options and a provision for near-term expansion of HPC hosting capacity. While the expansion provision has since expired, the parties remain in active dialogue regarding potential expansion at the site (see Note 8).
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $3.1 million and $5.9 million during the three and six months ended June 30, 2025, respectively, and $1.9 million and $3.2 million during the three and six months ended June 30, 2024, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $90.0 million and $274.1 million, respectively.
The Company maintains cash and cash equivalent balances primarily at two financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of June 30, 2025, the Company’s bank balances exceeded the FDIC insurance limit by $6.9 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restricted Cash
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the condensed consolidated balance sheets and determines current or noncurrent classification based on the expected duration of the restriction. The Company had restricted cash of $1.4 million classified as noncurrent assets in the condensed consolidated balance sheet as of June 30, 2025. The Company had no restricted cash as of December 31, 2024.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$89,993	$274,065
Restricted cash	1,425	—
Cash, cash equivalents and restricted cash	$91,418	$274,065
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of noncash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$—	$37
Common stock issuance costs in accounts payable	$—	$48
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$45,910	$6,077
Purchases of and deposits on plant and equipment with digital currency	$—	$316
Common stock issued for share based liabilities due to related party	$2,375	$2,500
Contingent consideration liabilities for business acquisition	$28,400	$—
Consideration related to transition services agreement for business acquisition	$1,300	$—
Settlement of preexisting relationships in business acquisition	$2,315	$—
Common stock issued as consideration for business acquisition	$19,550	$—
Decrease to investment in joint venture due to bitcoin received as distributions from investee	$—	$19,087
Digital Currency
Digital currency consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool and for bitcoin miner hosting services, in accordance with the Company’s revenue recognition policy. From time to time, the Company also received bitcoin as distributions-in-kind from its joint venture. Digital currency is classified as a current asset in the condensed consolidated balance sheets as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
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
Following adoption of ASU 2023-08, the Company measures digital currency at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “(gain) loss on fair value of digital currency, net” in the condensed consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “(gain) loss on fair value of digital currency, net” in the condensed consolidated statements of operations. The Company recorded a net fair value (gain) loss of $(0.9) million and $(17,000) during the three and six months ended June 30, 2025, respectively, and $0.7 million and $(0.6) million during the three and six months ended June 30, 2024, respectively.
Bitcoin earned through mining activities is recorded as a noncash adjustment in reconciliation of net loss to net cash provided by operating activities in the condensed consolidated statements of cash flows. Bitcoin received as distributions-in-kind from equity investees is disclosed as a supplemental noncash investing activity.
Following the repayment of the Term Loans in July 2024 (see Note 10), the Company no longer immediately converts bitcoin into cash immediately. As a result, proceeds from bitcoin sales are reflected as cash flows from investing activities rather than operating activities for the six months ended June 30, 2025.
Concentrations
During 2025 and 2024, the Company primarily contracted with one supplier for the provision of bitcoin miners and one mining pool operator. The Company does not believe that these counterparties represent a significant performance risk. Revenue did not exceed 10% for any one bitcoin miner hosting customer during the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025 and 2024, the Company only operated bitcoin mining facilities. While capable of mining other digital currencies, the Company has no current plans to do so. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment, 4 years for miners and 10 years for furniture and fixtures and equipment). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives (25 years) or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. Property, plant and equipment includes deposits, amounting to $0 and $53.9 million as of June 30, 2025 and December 31, 2024, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Business Combinations
The Company includes the results of operations of the businesses it acquires as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value as of each reporting date until the contingency is resolved, and subsequent changes in fair value are recognized in earnings. Contingent consideration is recorded in current liabilities in the Company’s condensed consolidated balance sheets.
While the Company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the condensed consolidated statements of operations. Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for assets acquired, liabilities assumed, and contingent consideration, where applicable. Although the Company believes the assumptions and estimates it has made have been reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates include valuation of the contingent consideration transferred, and assets acquired and liabilities assumed. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates, or actual results. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and if so, it performs a quantitative test.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company estimates the fair value of the reporting unit using discounted cash flows. The Company’s analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in the Company’s industry or overall economic trends, a significant change in how the Company uses the acquired assets, a significant change in business strategy, a significant decrease in the market value of the asset, and a significant change in regulations or in the industry that could affect the value of the asset. The Company compares the carrying value of each reporting unit to its estimated fair value and if the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss for the difference.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of Common Stock is calculated by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. Convertible preferred stock is considered a participating security because it shares, in a pro rata basis, in any dividends declared on Common Stock. However, since it does not participate in the Company’s losses, it is excluded from the computation of basic net loss per share. Diluted loss per share reflects the potential dilution that could occur if other instruments were converted into Common Stock, using the treasury stock method or as-converted method, as applicable. However, for periods in which the Company reports a net loss, all potentially dilutive instruments are excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive. Subsequent to June 30, 2024, the Company determined that dividends on its preferred stock would no longer be reflected as a reduction to net loss in the condensed consolidated statements of operations, and, therefore, would be excluded from the computation of basic loss per common share. Previously, the Company had included dividends in this calculation.
As of June 30, 2025 and 2024, the Company’s potentially dilutive instruments and participating securities included convertible preferred stock, Common Stock warrants, convertible notes, restricted stock, and restricted stock units (“RSUs”) issued for services. If the full liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of June 30, 2025, approximately 1.3 million shares of Common Stock would be issued. As of June 30, 2025, 17,266,733 Common Stock warrants were outstanding with a weighted average strike price of $1.38, and 4,432,093 RSUs were outstanding.
Segment Reporting
During the three and six months ended June 30, 2025 and 2024, the Company was engaged in digital currency mining by providing hash computation services to a mining pool operator and offering bitcoin miner hosting services to third parties. The Company’s operations are evaluated regularly by the chief operating decision maker, or decision–making group (“CODM”), which is composed of the Chief Executive Officer, Chief Technology Officer and Chief Strategy Officer, to assess performance and allocate resources.
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
The CODM manages this segment using consolidated net loss as the primary measure of performance. Consolidated net loss for the three and six months ended June 30, 2025 was $18.4 million and $79.8 million, respectively, and $10.9 million and $20.5 million during the three and six months ended June 30, 2024, respectively. This metric is used by the CODM to evaluate operating results, assess the effectiveness of business strategies, and internally benchmark the Company’s performance against its industry peers.
As the Company reports a single segment, total revenue is disclosed in the condensed consolidated statements of operations, segment assets are presented in the condensed consolidated balance sheets, and capital expenditures are reported in the condensed consolidated statements of cash flows.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – BUSINESS COMBINATION
On the Acquisition Date, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Beowulf E&D Holdings Inc., a related party due to control by a member of the Company’s management (the “Seller”), pursuant to which, among other things, the Company acquired 100% of the issued and outstanding membership interests of Beowulf E&D. The Purchase Agreement and the transaction were negotiated and approved by a special independent committee of the Company’s Board of Directors comprised entirely of independent directors. The transaction was accounted for as a business combination between entities not under common control, the purpose of which was to acquire a business comprised of 94 employees with deep experience in the development and operation of power generation assets and related electrical infrastructure. Integrating this capability directly into TeraWulf supports the Company’s long-term growth strategy, especially as power generation becomes increasingly integral to HPC operations.
Pursuant to the Purchase Agreement, in full consideration of the acquisition of Beowulf E&D, the Company agreed to pay the Seller:
•On the Acquisition Date (i) $3.0 million in cash and (ii) 5.0 million shares of Common Stock.
•Upon the date on which the Company closes the breakers to the busway which energizes the data hall for the CB-1 Project (the “CB-1 Earnout Milestone”), (i) $6.0 million in cash and (ii) Common Stock valued at $6.5 million, calculated on the basis of a 60-day trailing volume weighted average price (“VWAP”) as of the date the CB-1 Earnout Milestone is achieved.
•Upon the execution by the Company of definitive documentation for a project financing of the CB-1 Project and the CB-2 Project (the “Project Financing Closing”), Common Stock valued at $6.5 million, calculated on the basis of a 60-day trailing VWAP as of the date the Project Financing Closing is achieved.
•Upon the execution by the Company of a data center lease for the CB-3 Project (the “CB-3 Earnout Milestone”). $13.0 million in cash.
Prior to the transaction, Beowulf E&D also performed certain administrative services to certain affiliates of the Seller. Concurrent with Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) through which the Company, along with Beowulf E&D, agreed to provide to certain affiliates of the Seller, who are related parties of the Company due to control by a member of the Company’s management, certain transition services including, but not limited to, services related to tax and accounting, human resources and payroll, information technology, legal, and other general services) for a period of two years, unless terminated early in accordance with the provisions of the TSA. In consideration for the services, the Seller affiliates agreed to pay the Company a quarterly fee of $100 as well as reimbursement for third-party expenses incurred in the performance of the services. The Company determined that the TSA is not separate from the business combination and represented additional consideration transferred in the business combination. Accordingly, the Company recorded a liability at fair value at the Acquisition Date of $1.3 million to be amortized over the two-year term of the TSA. The Company had a $1.2 million liability related to the future services to be provided under the TSA included in other liabilities in the condensed consolidated balance sheet as of June 30, 2025.
The following table summarizes the Acquisition Date fair value of the aggregate consideration paid for Beowulf E&D pursuant to the Purchase Agreement (in thousands):

Cash consideration(1)	$3,000
Equity instruments: 5,000,000 shares of Common stock(2)	19,550
Contingent consideration: CB-1 Earnout Milestone(3)	12,500
Contingent consideration: Project Financing Closing(4)	3,500
Contingent consideration: CB-3 Earnout Milestone(5)	12,400
Consideration related to TSA(6)	1,300
Settlement of preexisting relationships in business acquisition(7)	2,315
$54,565

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)    The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $0.3 million, was $2.7 million and is reflected as an investing activity in the condensed consolidated statement of cash flows for the six months ended June 30, 2025.
(2)    The fair value of the Common Stock issued as part of the consideration paid for Beowulf E&D was determined on the basis of the closing market price of the Company’s Common Stock on the Acquisition Date.
(3)    The fair value of the CB-1 Earnout Milestone was estimated using a Monte Carlo and Geometric Brownian Motion (GBM) simulation in a risk-neutral framework and measured based on significant inputs not observable in the market which ASC 820 refers to as Level 3 inputs. Key assumptions include the expected timing and probability of achieving the CB-1 Earnout Milestone and future stock price volatility.
(4)    The fair value of the Project Financing Closing was estimated using a Monte Carlo and Geometric Brownian Motion (GBM) simulation in a risk-neutral framework and measured based on significant inputs not observable in the market which ASC 820 refers to as Level 3 inputs. Key assumptions include the expected timing and probability of achieving the Project Financing Closing and future stock price volatility.
(5)    The fair value of the CB-3 Earnout Milestone was estimated using a discounted cash flow method and measured based on significant inputs not observable in the market which ASC 820 refers to as Level 3 inputs. Key assumptions include the expected timing and probability of achieving the CB-3 Earnout Milestone.
(6)    The fair value of the TSA liability was estimated using the differential cash flow method, assessing the differential in compensation for the services provided based on contractual TSA rates relative to compensation at “market” rates.
(7)    The Company determined the acquisition of Beowulf E&D in effect settled the preexisting relationships between the Company and Beowulf E&D and increased the consideration transferred by $2.3 million reflecting the effective termination of the Services Agreement and the related net receivables due to the Company from Beowulf E&D as of the Acquisition Date. The Services Agreement was determined to be comparable when compared with pricing for current market transactions for the same or similar items.

As of June 30, 2025, the contingent consideration liabilities were remeasured to a fair value of $30.0 million. The change in the fair value of $1.6 million is included in change in fair value of contingent consideration in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.
In July 2025, the CB-1 Earnout Milestone was achieved and the Company paid $6.0 million in cash and issued 1.8 million shares of Common Stock to the Seller valued at $6.5 million, calculated on the basis of a 60-day trailing VWAP as of the date the CB-1 Earnout Milestone was achieved.
The Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $54.6 million was allocated using information available to the Company at the time of acquisition. The purchase price allocation was based on preliminary valuations and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available, including certain tax matters, during the measurement period (up to one year from the Acquisition Date).
In connection with the acquisition, the Company recorded goodwill of $55.5 million, which is primarily a result of the value of Beowulf E&D’s specialized assembled workforce acquired and expected synergies of combining operations. The Company determined that all of the goodwill is expected to be deductible for tax purposes.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the preliminary allocation of the purchase price as of the Acquisition Date (in thousands):

Cash and cash equivalents	$269
Prepaid expenses	117
Other receivables	55
Other current assets	7
Property, plant and equipment, net	1,087
Goodwill	55,457
Operating lease right-of-use asset	8,101
Other assets	74
Accounts payable	(320)
Accrued compensation	(1,384)
Other accrued liabilities	(437)
Current portion of operating lease liability	(580)
Operating lease liability, net of current portion	(7,881)
$54,565
The operating lease right-of-use asset includes a $(0.4) million adjustment to reflect unfavorable terms of a lease when compared to market terms.
During the three and six months ended June 30, 2025, there were no measurement period adjustments identified and recorded. As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain working capital balances, deferred taxes and contingent consideration were not yet finalized. The Company has reflected the provisional amounts in these condensed consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.
The Purchase Agreement also includes customary change of control provisions which provide for accelerated vesting of the earnout consideration in the event of a change of control as well as certain governance rights and additional cash payments. The Company further agreed to form an eligible employee trust administered by a third-party trustee for the benefit of certain individuals that were employed by or provided services to the acquired Beowulf E&D companies or its affiliates, and to fund the trust annually with an amount equal to 2% of the Company’s annual capital expenditures, calculated in accordance with U.S. GAAP, for the development and build out the Company’s HPC data centers, as determined in good faith by the Company’s Board of Directors.
The Company determined the eligible employee trust is a VIE and that the Company is the primary beneficiary of the trust as the Company has the power to direct the activities that most significantly impact the economic performance of the trust and the obligation to absorb losses or the right to receive benefits of the trust that could potentially be significant.
The Company incurred acquisition-related costs of $1.5 million which are included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2025.
Results of operations of the business acquired have been included in the Company’s condensed consolidated financial statements subsequent to the Acquisition Date, which included no revenue, $1.1 million in selling, general and administrative expenses and $0.1 million in selling, general and administrative expenses – related party in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and six months ended June 30, 2025 and 2024 and prior to the Acquisition Date, substantially all of Beowulf E&D’s revenues were earned pursuant to the services it provided to the Company under the Services Agreement, which would be considered intercompany and eliminate on a pro forma basis. Additionally, the expenses incurred by Beowulf E&D in providing the services to the Company per the Services Agreement prior to the Acquisition Date are reflected in the fees previously paid by the Company, such that Beowulf E&D’s pro forma expenses, prior to the Acquisition Date, are included in selling, general and administrative expenses – related party and operating expenses – related party in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (see Note 16).
Accordingly, the Company determined its consolidated financial statements for the three and six months ended June 30, 2025 and 2024, in all material respects, reflect on a pro forma basis what the Company’s revenues and earnings would have been if the business acquisition had occurred at the beginning of the prior year.
NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measured as of June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital currency	$—	$—	$—	$—
Contingent consideration liabilities	$30,000	$—	$—	$30,000

	Fair Value Measured as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Digital currency	$476	$476	$—	$—
The Company has determined the fair value of convertible notes is approximately $426.6 million as of June 30, 2025 (see Note 10) using Level 1 inputs. The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, accrued compensation, accrued interest, deferred revenue, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of June 30, 2025 and December 31, 2024, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 8), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 10), in connection with the issuance of Common Stock (see Note 14), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) and the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11), (v) the calculation of PSUs granted to employees as stock-based compensation (see Note 15) and (vi) the calculation of the fair value of components of total consideration transferred in the business acquisition of Beowulf E&D, including contingent consideration, and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed.
The Company utilized a Monte Carlo simulation in a risk-neutral framework to estimate the fair value of the contingent consideration in the business acquisition, incorporating historical and expected annual volatility of approximately 110%, based on both the Company’s and peer public companies’ data. Key assumptions used in the valuation model also included the risk-free interest rate is derived from U.S. Treasury yields on the Acquisition Date with a maturity corresponding to the expected timing of achieving each contingent milestone. The Company applied a dividend yield of zero, consistent with historical practice and expectations.
The Company utilized a Black-Scholes option pricing model, along with a discount for lack of marketability (“DLOM”), to value its Common Stock warrants issued in connection with the Term Loans (as defined in Note 10). The DLOM reflects contractual restrictions on the exercise of the warrants. The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Key assumptions used in the valuation model include expected share-price volatility, expected term, risk-free interest rate, dividend yield, and DLOM. Expected volatility is based on historic volatility of a peer group of publicly traded companies over the expected term of the warrants, which is assumed to be equal to the contractual term. The risk-free interest rate is derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applies a dividend yield of zero, consistent with historical practice and expectations.
The Company applied a DLOM of 20% to value the warrants issued in connection with the First Amendment to the LGSA and a DLOM of 30% for warrants issued in connection with the Fifth Amendment.
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 120%, based on both the Company’s and peer public companies’ data. A DLOM of 10% was applied in determining the fair value of the Common Stock issued in connection with the New Ground Lease.
NOTE 5 – BITCOIN
The following table presents information about the Company’s bitcoin holdings as of June 30, 2025 and December 31, 2024 (in thousands, except for quantity of bitcoin):

	June 30, 2025	December 31, 2024
Number of bitcoin held	—	5
Carrying basis of bitcoin	$—	$477
Fair value of bitcoin	$—	$476
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of June 30, 2025 and December 31, 2024, the Company held no other digital currency.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Miners	$236,640	$192,655
Construction in process	277,946	107,624
Leasehold improvements	136,784	91,614
Equipment	44,194	32,031
Office furniture and fixtures	153	—
Vehicles	151	104
Deposits on miners	—	53,913
Total	695,868	477,941
Less: accumulated depreciation	(91,108)	(66,072)
Property and equipment, net	$604,760	$411,869
Depreciation expense was $18.8 million and $34.4 million during the three and six months ended June 30, 2025, respectively, and $14.1 million and $29.2 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, the Company recorded accelerated depreciation expense of $1.3 million and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 2024. The Company recorded no impairment during the three and six months ended June 30, 2025 and June 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and six months ended June 30, 2025, the Company sold or otherwise disposed of 2,918 miners and received proceeds of $1.9 million resulting in a loss on disposal of property, plant and equipment of $3.8 million in the condensed consolidated statement of operations.
NOTE 7 – GOODWILL
The following table summarizes the change in the carrying amount of goodwill during the six months ended June 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill
Balance as of December 31, 2024	$—	$—	$—
Acquisition of Beowulf E&D	55,457	—	55,457
Balance as of June 30, 2025	$55,457	$—	$55,457
Goodwill attributed to the acquisition reflects the Company’s allocation of purchase consideration in excess of the estimated fair values of net assets acquired. The Company recorded no impairment during the three and six months ended June 30, 2025.
NOTE 8 – LEASES
Lessee Accounting
In May 2021, the Company entered into a ground lease (as amended from time to time, the “Ground Lease”), related to the Lake Mariner Facility in New York with a counterparty which is a related party due to control by a member of Company management (the “Ground Lease Lessor”). The Ground Lease had a term of eight years and was classified as an operating lease remeasured as of the date of the second amendment in July 2022 utilizing a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date.
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
As consideration for terminating the prior lease and entering into the New Ground Lease, the Company issued 20.0 million shares of Common Stock with a fair value of $68.8 million and paid $12.0 million in cash (the “Cash Lease Prepayment”) to the parent company of the counterparty in October 2024. The Company determined that this transaction constituted a lease modification under ASC 842.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In May 2025 in connection with acquisition of Beowulf E&D, the New Ground Lease was amended and restated (as amended and restated, the “A&R Lease”). While the A&R Lease did not change the parties, term or payments under the lease, A&R Lease grants the Ground Lease Lessor the right to participate in TeraWulf’s board of directors meetings as a non-voting observer for the remainder of the A&R Lease term, provided that the Ground Lease Lessor (together with its affiliates) continues to beneficially own at least 15 million shares of Common Stock. The A&R Lease also provides that (a) Beowulf E&D has been, and is currently providing certain services in its capacity as the exclusive operator of the Lake Mariner site, (b) so long as TeraWulf is an affiliate of the Ground Lease Lessor, the lessee may designate TeraWulf or one or more of its wholly owned subsidiaries as operator of the premises (together with Beowulf E&D, each and collectively “TeraWulf Operator”), and (c) as long as TeraWulf Operator is not in material default of its services, TeraWulf Operator may not be replaced or removed as operator without the prior written consent of the Ground Lease Lessor, with such consent not to be unreasonably withheld, conditioned or delayed.
In April 2025, the Company entered into an office lease in New York (the “NY Hudson Lease”). The NY Hudson Lease is expected to commence in the second half of 2025 with an initial term ending March 31, 2033. In connection with the execution of the NY Hudson Lease, the Company issued a letter of credit for $1.4 million as security for the lease which shall remain in effect through the term of the NY Hudson Lease. The Company is required to maintain a balance of $1.4 million in a deposit account as collateral to the letter of credit, which is included in restricted cash in the condensed consolidated balance sheet as of June 30, 2025.
In connection with the acquisition of Beowulf E&D, the Company acquired four office leases of Beowulf E&D, including (i) two leases with remaining lease terms of less than twelve months, for which the Company elected an accounting policy to not recognize these short-term leases on its balance sheet as allowed under ASC 842-20, (ii) an acquired lease for a property in New York with a related party counterparty due to control by members of the Company’s management (the “NY Lease”), which was classified as an operating lease with a remaining term of 11.3 years as of the Acquisition Date, and (iii) an acquired lease for office space in Maryland with a related party counterparty due to control by a member of the Company’s management (the “MD Lease”), which was classified as an operating lease with a remaining term of 6.1 years as of the Acquisition Date. The Company measured the right-of-use assets and lease liabilities of the NY Lease and the MD Lease as of May 21, 2025 in accordance with ASC 842 using a discount rate of 6.9% and 6.5%, respectively, which reflects the estimated incremental borrowing rates for a collateralized loan with terms comparable to the lease payments.
During the three and six months ended June 30, 2025, the Company recorded operating lease expense of $1.0 million and $1.8 million, respectively, including variable expense of $170,000 and $0.3 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments of $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2024, the Company recorded operating lease expense of $0.3 million and $0.7 million, respectively, including variable expense of $0.1 million in each period, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments pursuant to the Ground Lease of $0.1 million and $0.2 million, respectively.
During the three and six months ended June 30, 2025, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.1 million and $0.2 million, respectively, in operating expenses – related party in the condensed consolidated statement of operations and made cash payments of $6,000 and $11,000, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $10,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. The Company was not party to any finance leases during the three and six months ended June 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The remaining operating and finance lease terms were 20.6 years and 34.3 years, respectively, as of June 30, 2025. The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of June 30, 2025 (in thousands):

	Operating Lease Liability	Finance Lease Liability
Remainder of 2025	$697	$11
2026	1,403	22
2027	1,419	22
2028	1,435	22
2029	1,451	22
Thereafter	14,278	657
	$20,683	$756
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2025 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the operating lease	$20,683	$756
Unamortized discount	8,812	464
Total operating lease liability	11,871	292
Current portion of operating lease liability	616	2
Operating lease liability, net of current portion	$11,255	$290
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
As of June 30, 2025, none of the HPC Leases had commenced. Each lease is expected to begin at various dates in 2025 and includes an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. Despite the expiration of this provision, the parties remain in active discussions regarding the customer’s potential expansion at the site.
The HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million and shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the six months ended June 30, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and recorded $47.7 million and $42.3 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet as of June 30, 2025.
NOTE 9 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0% for each of the three and six months ended June 30, 2025 and 2024. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ASC 740, Income Taxes (“ASC 740”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of June 30, 2025 and December 31, 2024 for the amount of deferred tax assets that will not be realized.
The Company had no unrecognized tax benefits as of June 30, 2025 and December 31, 2024. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and six months ended June 30, 2025 and 2024.
NOTE 10 – DEBT
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
During the three and six months ended June 30, 2024, the Company repaid $30.2 million and $63.6 million of the principal balance of the Term Loans, respectively, including voluntary prepayments of $18.6 million in February 2024. In connection with the voluntary prepayment, the Company recorded a loss on extinguishment of debt of $2.0 million, which is included in the condensed consolidated statement of operations for the six months ended June 30, 2024, consisting of $0.3 million of prepayment fees and the immediate write-off of $1.7 million of unamortized debt discount associated with the principal repaid. The Company fully repaid the principal balance of the Term Loans ahead of maturity in July 2024.
In connection with the Term Loans under the LGSA, the Company issued certain shares of Common Stock and warrants to purchase Common Stock to the Term Loan holders, and incurred related issuance costs and up-front fees. These included $29.8 million in December 2021 in connection with the original issuance, $3.5 million in July 2022 related to the First Amendment, $2.9 million in October 2022 related to the Third Amendment, and $16.0 million in March 2023 related to the Fifth Amendment. These amounts were recorded as debt issuance costs and debt discount and were either amortized to interest expense over the term of the LGSA or recognized as part of the loss on extinguishment of debt, as applicable.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and six months ended June 30, 2025, no warrants issued in connection with the LGSA were exercised. During the three and six months ended June 30, 2024, 29,242,661 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprised of 27,617,539 Penny Warrants and 1,625,122 Dollar Warrants, for aggregate proceeds to the Company of $1.9 million. All warrants granted by the Company as a component of debt transactions are classified as equity in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. As of June 30, 2025, there were 141,726 of the Penny Warrants and 9,962,308 of the Dollar Warrants outstanding.
Convertible Notes
Convertible notes consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Convertible notes	$500,000	$500,000
Debt issuance costs	(11,284)	(12,498)
Total convertible notes outstanding	488,716	487,502
Convertible notes due within one year	—	—
Total convertible notes, net of portion due within one year	$488,716	$487,502
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company amortized $0.6 million and $1.2 million of debt issuance costs related to the 2030 Convertible Notes during the three and six months ended June 30, 2025, respectively, included within interest expense in the condensed consolidated statements of operations. The Company amortized $3.1 million and $10.7 million of debt issuance costs and debt discount related to the Term Loans during the three and six months ended June 30, 2024, respectively, included within interest expense in the condensed consolidated statements of operations.
As of June 30, 2025, scheduled principal maturities of outstanding debt are as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	500,000
Total principal maturities	$500,000

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Distributions were made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $19.1 million during the six months ended June 30, 2024.
The condensed results of operations for the three and six months ended June 30, 2024 and the condensed financial position as of October 2, 2024 (the date of the Nautilus Sale) are summarized below (in thousands):

	Three Months Ended June 30, 2024(1)	Six Months Ended June 30, 2024(1)
Condensed statement of operations information:
Revenue	$29,469	$71,209
Operating expense	26,429	52,751
Net income (loss)	$3,040	$18,458

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

October 2, 2024(1)
Condensed balance sheet information:
Current assets	$11,124
Noncurrent assets	134,217
Total assets	$145,341

Current liabilities	$12,816
Noncurrent liabilities	29,434
Equity	103,091
Total liabilities and equity	$145,341
(1)    The condensed statements of operations information for the three and six months ended June 30, 2024 and the condensed balance sheet information as of October 2, 2024 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 have been pushed down to the books and records of Nautilus by Talen, as discussed above.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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
No dividends were paid during the six months ended June 30, 2025 and 2024. Cumulative dividends of $3.7 million were accumulated and accreted to liquidation preference as of June 30, 2025. As of June 30, 2025, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $13.2 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.3 million shares of Common Stock.
NOTE 14 – COMMON STOCK
On April 16, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). As a result of the matters submitted to a stockholder vote at the 2024 Annual Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 400,000,000 to 600,000,000. Consequently, as of June 30, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 700,000,000, divided into (a) 600,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of June 30, 2025.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and six months ended June 30, 2025, the Company sold pursuant to the ATM Program no shares of Common Stock. During the three and six months ended June 30, 2024, the Company sold pursuant to the ATM Program 40,553,489 and 63,822,089 shares of Common Stock, respectively, for net proceeds of $123.1 million and $173.9 million, respectively. In May 2025, the Board of Directors authorized an increase of $112.9 million shares of Common Stock under the ATM Program. As of June 30, 2025, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $200.0 million.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. As of June 30, 2025, there were 7,162,699 of the October Warrants outstanding. All warrants granted by the Company to date are classified as equity.
In October 2024, the Company’s board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. In May 2025, the Board of Directors authorized an increase of $151.4 million shares of Common Stock under the Share Repurchase Program. During the three and six months ended June 30, 2025, the Company repurchased 0 and 5,900,000 shares of Common Stock, respectively, for $0 and $33.3 million, respectively. As of June 30, 2025, the Company has the capacity to repurchase $200.0 million of outstanding shares of Common Stock under the Share Repurchase Program.
No dividends were declared during the six months ended June 30, 2025 and 2024.
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. As of June 30, 2025, the Company had not issued stock options.
The Company recorded stock-based compensation expense of $1.3 million and $40.0 million during the three and six months ended June 30, 2025, respectively, and $4.8 million and $11.8 million during the three and six months ended June 30, 2024, respectively.
Certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 257,553 and 3,557,963 shares of Common Stock to satisfy statutory withholding requirements related to such vesting during the three and six months ended June 30, 2025, respectively, and withholdings of an aggregate 1,210,849 and 1,564,692 shares of Common Stock during the three and six months ended June 30, 2024, respectively. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance. Additionally, the Company issued 0 and 21,869 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and six months ended June 30, 2025, respectively, and 45,553 and 84,617 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and six months ended June 30, 2024, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	2,614,031	$2.57
Unvested awards of employees acquired in business acquisition	1,498,079	$2.89
Granted	7,548,141	$5.31
Vested	(7,391,180)	$4.54
Forfeited/canceled	(46,189)	$4.30
Unvested as of June 30, 2025	4,222,882	$4.10
RSUs granted as set out in the table above include RSUs representing 1,800,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. The requisite service period for RSUs is between one and three years. As of June 30, 2025, there was $6.4 million of unrecognized compensation cost related to unvested RSUs granted to employees and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.1 years.
The following table summarizes the activities for unvested RSUs granted to non-employees, excluding members of the board of directors, during the six months ended June 30, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	1,698,733	$1.22
Unvested awards of employees acquired in business acquisition	(1,498,079)	$2.89
Granted	765,000	$4.57
Vested	(723,110)	$0.95
Forfeited/canceled	(33,333)	$0.65
Unvested as of June 30, 2025	209,211	$2.53
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of June 30, 2025, there was $0.4 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.2 years.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 16 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into a Services Agreement with Beowulf Electricity & Data LLC, formerly Beowulf Electricity & Data Inc., (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D will provide, or cause its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement had an initial term of five years and provides for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities.
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million, which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the six months ended June 30, 2025 and 2024, the Company paid Beowulf E&D $15.3 million and $7.2 million, respectively, under the Services Agreement, including payments related to construction services and agreements with contractors at the Lake Mariner Facility which were passed through at cost. For the three and six months ended June 30, 2025, selling, general and administrative expenses – related party in the condensed consolidated statements of operations included $4.3 million and $7.9 million, respectively, and operating expenses – related party in the condensed consolidated statements of operations included $0.6 million and $1.4 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. For the three and six months ended June 30, 2024, selling, general and administrative expenses – related party in the condensed consolidated statement of operations included $2.8 million and $5.4 million and operating expenses – related party in the condensed consolidated statement of operations included $0.5 million and $1.1 million, in each case related to the base fee and reimbursement of costs and expenses.
On May 21, 2025, the Company acquired Beowulf E&D which terminated the Services Agreement between the Company and Beowulf E&D. Accordingly, no amounts are due between the Company and Beowulf E&D are included in the condensed consolidated balance sheet as of June 30, 2025. Of the costs incurred under the Services Agreement during the six months ended June 30, 2025, $5.7 million is included in property, plant and equipment, net in the condensed consolidated balance sheet. As of December 31, 2024, $0.8 million is included in prepaid expenses, $1.4 million is included in amounts due to related parties and, of the costs incurred under the Services Agreement during the six months ended June 30, 2024, $0.3 million is included in property, plant and equipment, net in the condensed consolidated balance sheet.
The Services Agreement also provided for performance-related milestones and related incentive compensation pursuant to which, once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue awards of shares of Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. During the six months ended June 30, 2024, the Company issued 1,083,189 shares of Common Stock with a fair value of $2.5 million to settle the share-based liabilities due to related party. During the three and six months ended June 30, 2025, due to the change in the Company’s strategy to focus on development and deployment of infrastructure to support HPC workloads, the Company agreed to settle the final 100 MW performance-related milestone on a pro-rata basis for the 95 MW of cryptocurrency mining load deployed and recognized $2.4 million of performance milestone expense included in selling, general and administrative expenses – related party in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company issued 798,319 shares of Common Stock with a fair value of $2.4 million to settle the share-based liabilities due to related party. The Company recorded no performance milestone expense for the three and six months ended June 30, 2024.

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
As of the date of this Quarterly Report, the Lake Mariner Facility has 245 MW of energized capacity supporting bitcoin mining infrastructure. TeraWulf remains on track to deliver 72.5 MW of HPC colocation capacity under its data center lease agreements with Core42 Holding US LLC (“Core42”), a G42 company specializing in sovereign cloud, AI infrastructure, and digital services, with revenue recognition expected as data halls become operational in the second half of 2025.
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100% of the membership interests in Beowulf Electricity & Data LLC, Beowulf E&D (MD) LLC, and Beowulf E&D (NY) LLC (collectively, “Beowulf E&D”). The fair value of total consideration for the transaction was approximately $54.6 million, including $3.0 million in cash and 5.0 million shares of the Company’s common stock (“Common Stock”) issued on the Acquisition Date. The purchase agreement also includes up to $19.0 million in contingent cash payments and up to $13.0 million in additional Common Stock, subject to the achievement of key milestones related to the expansion of the Company’s data center business and project financing initiative. As part of the acquisition, 94 employees of Beowulf E&D, including site staff at the Lake Mariner Facility and corporate personnel, were transitioned to TeraWulf. In addition, the existing Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf E&D was terminated on the Acquisition Date.
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
A key milestone in this transition occurred on December 22, 2024, when we signed multi-year data center lease agreements with Core42, securing 72.5 MW of HPC hosting capacity at the Lake Mariner Facility for GPU compute workloads. The Company remains in discussions with Core42 regarding future capacity. This development accelerates our HPC hosting expansion, positioning us at the intersection of energy and digital compute infrastructure. To support this expansion, we have expanded our digital infrastructure at the site, featuring advanced liquid cooling systems and Tier 3 redundancy. This infrastructure will be optimized for high-density compute workloads, reinforcing our ability to attract hyperscale and enterprise customers.
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
Our Facilities
During the three and six months ended June 30, 2025 and 2024, we operated bitcoin mining activities at the Lake Mariner Facility. During the three and six months ended June 30, 2024, we also operated bitcoin mining activities at the jointly owned Nautilus Cryptomine Facility located in central Pennsylvania. In October 2024, we sold our entire equity interest in Nautilus Cryptomine LLC (“Nautilus”), allowing us to consolidate operations and reinvest in future infrastructure growth.
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

The Lake Mariner Facility sources 100% of its power from the Zone A grid, which is characterized by low-cost, predominantly zero-carbon energy. Of the Facility’s total power needs, 90 MW is secured under a Power Purchase Agreement (“PPA”) with the New York Power Authority (‘NYPA”) executed in February 2022, which provides high-load factor power under a ten-year term commencing with NYPA’s initial power delivery. The Lake Mariner Facility is built for scalable expansion, with the ability to grow up to 500 MW in the near term and potentially 750 MW with targeted transmission upgrades. Its strategic location and direct access to sustainable Zone A power make it a highly attractive site for both bitcoin mining and HPC workloads.
As of June 30, 2025, we owned approximately 70,300 miners, with approximately 65,100 operational at the Lake Mariner Facility and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	17,100
Bitmain S19j XP	15,500
Bitmain S19k Pro	2,800
Bitmain S21	8,100
Bitmain S21 Pro	26,800
70,300
As of June 30, 2025, our fleet of miners ranged in age from 0.2 years to 3.1 years with an average age of approximately 1.0 year. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of June 30, 2025, our fleet of miners at the Lake Mariner Facility had a range of energy efficiency from 15.0 to 23.0 joules per terahash (“"j/th”) and an average energy efficiency of 17.9 j/th.
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

The table below presents our miner efficiency and computing power as compared to the global computing power as of June 30, 2025 and 2024:

Combined facilities(1)	June 30, 2025	June 30, 2024
Global hashrate (EH/s)(2)	843.0	566.0
Miner efficiency (j/th)(3)	17.7	23.2
TeraWulf operational hashrate (EH/s)(4)	12.2	8.0
TeraWulf percentage of global hashrate	1.4%	1.4%
(1)    Results as of June 30, 2024 reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2)    Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(3)    Joules of energy required to produce each terahash of processing power
(4)    While nameplate at the Lake Mariner Facility was 12.8 EH/s as of June 30, 2025 and was 8.8 EH/s for TeraWulf’s two facilities as of June 30, 2024, actual operational hashrate depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of June 30, 2025, our operational hashrate represented approximately 1.4% of the total global hashrate, aligning with our share of global blockchain rewards, which as of that date, is equivalent to approximately 5 bitcoin mined per day. To maintain profitably, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.
The table below presents the average cost of mining each bitcoin for bitcoin mined at the Lake Mariner Facility and for the three and six months ended June 30, 2024, includes the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility and the total energy cost per kWh utilized within the facilities:

	Three Months Ended June 30,		Six Months Ended June 30,
Cost of mining - Analysis of costs to mine one bitcoin	2025	2024	2025	2024
Cost of mining - Lake Mariner Facility and net share of the Nautilus Cryptomine Facility(1)
Cost of energy per bitcoin mined	$45,555	$22,954	$54,431	$18,473
Other direct costs of mining - non energy utilities per bitcoin mined	$54	$40	$63	$33
Cost to mine one bitcoin(2)	$45,608	$22,994	$54,494	$18,506
Value of each bitcoin mined(3)	$98,219	$65,984	$95,730	$58,622
Cost to mine one bitcoin as % of value of bitcoin mined	46.4%	34.8%	56.9%	31.6%

Statistics
Lake Mariner Facility and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(4)	485	699	857	1,750
Total value of bitcoin mined(3) ($ in thousands)	$47,636	$46,094	$82,041	$102,585
Total MWhs utilized	420,771	429,520	722,651	822,931
Total energy expense, net of expected demand response proceeds(5) ($ in thousands)	$22,094	$16,035	$46,647	$32,327
Cost per kWh	$0.053	$0.037	$0.065	$0.039
Energy expense, net as % of value of bitcoin mined	46.4%	34.8%	56.9%	31.5%
Other direct costs of mining ($ in thousands)	$26	$27	$54	$57
(1)    Results for the three and six months ended June 30, 2024 reflect hashrate of mining operations at the Lake Mariner Facility and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.

(2)    “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $33,745 and $35,294 for the three and six months ended June 30, 2025, respectively, bringing the total “cost to mine one bitcoin” to $79,353 and $89,788 for the three and six months ended June 30, 2025, respectively. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $21,532 and $17,660 for the three and six months ended June 30, 2024, respectively, bringing the total “cost to mine one bitcoin” to $44,526 and $36,166 for the three and six months ended June 30, 2024, respectively.
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
(5)    Excludes energy expenses associated with a bitcoin miner hosting agreement that expired in February 2024 at the Lake Mariner Facility and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.

Power costs are the most significant expense in our bitcoin mining operations, accounting for 46.4% and 56.9% of the total value of bitcoin mined for the three and six months ended June 30, 2025, respectively, and 34.8% and 31.5% for the three and six months ended June 30, 2024, respectively. The increase in power costs as a percentage of bitcoin mined for the three and six months ended June 30, 2025 as compared to 2024 was primarily driven by a near doubling of network difficulty and the bitcoin reward halving in April 2024, which reduced block rewards. The increase in three and six months ended June 30, 2025 is also driven by historically high power prices in the first quarter of 2025. These impacts were partially offset by growth in our average operating hashrate and an increase in the average market value of each bitcoin mined.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the Lake Mariner Facility, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. The average aggregate realized power prices at the Lake Mariner Facility were $0.053 and $0.065 per kWh during the three and six months ended June 30, 2025, respectively, and $0.037 and $0.039 per kWh at the Lake Mariner Facility and the Nautilus Cryptomine Facility during the three and six months ended June 30, 2024, respectively.
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
During the three and six months ended June 30, 2025 and 2024, we curtailed operations at the Lake Mariner Facility in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $3.1 million and $5.9 million for the three and six months ended June 30, 2025, respectively, and $1.9 million and $3.2 million for the three and six months ended June 30, 2024, respectively.
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
During the three and six months ended June 30, 2024, the Company recorded accelerated depreciation expense of $1.3 million and $5.1 million, respectively, related to certain miners whose estimated useful lives were shortened due to planned replacement by April 2024. While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain circumstances. However, if depreciation were included in the cost of mining analysis, it would add $33,745 and $35,294 per bitcoin mined for the three and six months ended June 30, 2025, respectively, and $21,532 and $17,660 per bitcoin mined for the three and six months ended June 30, 2024, respectively.

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
Recent Developments
In July 2025, the CB-1 Earnout Milestone was achieved and the Company paid $6.0 million in cash and issued 1.8 million shares of Common Stock to the Seller valued at $6.5 million, calculated on the basis of a 60-day trailing VWAP as of the date the CB-1 Earnout Milestone was achieved.
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
The Company’s business strategy centers on growing revenue and profitability by enhancing the capacity and efficiency of our bitcoin mining fleet while expanding our data center infrastructure to support HPC hosting activities. We plan to strategically develop the infrastructure necessary for profitability of bitcoin mining while pursuing adjacent high-value HPC hosting opportunities that leverage our power utilization and digital infrastructure. We are confident that our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale data centers. These data centers are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We are actively seeking opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.
Revenue
The following table presents revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$47,636	$35,574	$82,041	$78,007
Revenue for the three months ended June 30, 2025 and 2024 was $47.6 million and $35.6 million, respectively, representing an increase of $12.0 million. Revenue for the six months ended June 30, 2025 and 2024 was $82.0 million and $78.0 million, respectively, representing an increase of $4.0 million. These increases were primarily due to the increase in average bitcoin prices during the periods, partially offset by a decrease in total bitcoin mined during the periods. Although the Company expanded its mining infrastructure capacity, due to the halving in April 2024 as well as an increase in network difficulty, the Company mined 485 and 857 bitcoin during the three and six months ended June 30, 2025, respectively, compared to 699 and 1,750 bitcoin during the same three and six month period in the prior year, respectively.
Bitcoin prices averaged $98,434 and $95,992 per bitcoin during the three and six months ended June 30, 2025, respectively, as compared to $65,771 and $59,515 per bitcoin during the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2024, the Company also reported revenue from bitcoin miner hosting of $0.8 million prior to the expiration of the Company’s one bitcoin miner hosting contract with a customer in February 2024.

Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue (exclusive of depreciation)	$22,094	$13,918	$46,647	$28,326
Cost of revenue (excluding depreciation) for the three months ended June 30, 2025 and 2024 was $22.1 million and $13.9 million, respectively, representing an increase of $8.2 million. Cost of revenue (excluding depreciation) for the six months ended June 30, 2025 and 2024 was $46.6 million and $28.3 million, respectively, representing an increase of approximately $18.3 million. These increases were primarily driven by higher power expenses, resulting from both increased mining capacity due to infrastructure placed in service between June 30, 2024 and June 30, 2025, and higher realized power prices during the 2025 period partially offset by higher proceeds from participation in demand response programs. Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue during the period in which the underlying program occurs. These proceeds totaled $3.1 million and $5.9 million during the three and six months ended June 30, 2025, respectively, as compared to $1.9 million and $3.2 million during the three and six months ended June 30, 2024, respectively. The Company is actively expanding its participation in such programs across New York State.
The following table presents operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses	$2,039	$797	$3,183	$1,582
Operating expenses – related party	1,475	875	3,223	1,763
	$3,514	$1,672	$6,406	$3,345
Operating expenses (including related party expenses) for the three months ended June 30, 2025 and 2024, were $3.5 million and $1.7 million, respectively, an increase of $1.8 million. Operating expenses (including related party expenses) for the six months ended June 30, 2025 and 2024 were $6.4 million and $3.3 million, respectively, an increase of $3.1 million. These increases were primarily due to higher rent subsequent to the New Ground Lease in October 2024 and increased site labor, professional, and engineering expenses at the Lake Mariner Facility.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$9,996	$9,113	$56,569	$21,402
Selling, general and administrative expenses – related party	4,292	2,803	7,863	5,423
	$14,288	$11,916	$64,432	$26,825
Selling, general and administrative expenses (including related party expenses) for the three months ended June 30, 2025 and 2024 were $14.3 million and $11.9 million, respectively, an increase of $2.4 million which was primarily due to the $2.4 million performance milestone expense under the Services Agreement during the three months ended June 30, 2025.
Selling, general and administrative expenses (including related party expenses) for the six months ended June 30, 2025 and 2024 were $64.4 million and $26.8 million, respectively, an increase of $37.6 million. The increase for the six months ended June 30, 2025 as compared to the same period was due to business acquisition-related costs of $1.5 million, increased stock-based compensation of $28.2 million, increased employee compensation and benefits of $3.3 million, increased travel expenses of $1.2 million, increased professional service fees of $1.1 million, as well as the $2.4 million performance milestone expense under the Services Agreement during the six months ended June 30, 2025. Selling, general and administrative expenses – related party increased $2.6 million under the Services Agreement with Beowulf E&D for the six months ended June 30, 2024.
Depreciation for the three months ended June 30, 2025 and 2024 was $18.8 million and $14.1 million, respectively, an increase of $4.7 million. Depreciation for the six months ended June 30, 2025 and 2024 was $34.4 million and $29.2 million, respectively, an increase of $5.2 million. The increase was primarily due to the increase in mining capacity related to infrastructure constructed and placed in service between June 30, 2024 and June 30, 2025. The increase was partially offset by (i) decrease in depreciation on certain electrical equipment and leasehold improvements related to a change in accounting estimate of useful lives in connection with the New Ground Lease in October 2024 and (ii) accelerated depreciation expense of $5.1 million during the three and six months ended June 30, 2024 related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 2024.
(Gain) loss on fair value of digital currency, net during the three months ended June 30, 2025 and 2024 was $(0.9) million and $0.7 million, respectively. (Gain) loss on fair value of digital currency, net during the six months ended June 30, 2025 and 2024 was $(17,000) and $(0.6) million, respectively, due to the steady increases in the price of bitcoin during the three months ended June 30, 2025 as compared to decreases in the price of bitcoin during the three months ended June 30, 2024.
Change in fair value of contingent consideration was $1.6 million during the three and six months ended June 30, 2025 related to fair value remeasurement of contingent consideration liabilities for the acquisition of Beowulf E&D as of June 30, 2025.
Loss on disposals of property, plant, and equipment was $3.8 million during the three and six months ended June 30, 2025, due to 2,918 miner sold or otherwise disposed in May and June 2025 for proceeds of $1.9 million. No miners were sold or otherwise disposed during the three and six months ended June 30, 2024.
Interest expense during the three months ended June 30, 2025 and 2024 was $4.0 million and $5.3 million, respectively, a decrease of $1.3 million. The decrease is primarily attributed to $0.6 million of amortization of debt issuance costs for the 2030 Convertible Notes during the three months ended June 30, 2025 as compared to $3.1 million of amortization for the LGSA during the three months ended June 30, 2024. Interest expense during six months ended June 30, 2025 and 2024 was $8.1 million and $16.4 million, respectively, a decrease of $8.3 million. The decrease is primarily attributed to $1.2 million of amortization of debt issuance costs for to the 2030 Convertible Notes during the six months ended June 30, 2025 as compared to $10.7 million of amortization for the LGSA during six months ended June 30, 2024. The decrease is further driven by the lower stated interest rates, during three and six months ended June 30, 2025 and 2024, respectively.
Loss on extinguishment of debt during the three and six months ended June 30, 2024 was $0 and $2.0 million for related to voluntary prepayment of the Term Loans in February 2024, reflecting $0.3 million of prepayment fees and the derecognition of unamortized debt discount of $1.7 million associated with the principal repaid.
Interest income during the three months ended June 30, 2025 and 2024 was $1.2 million and $0.4 million, respectively, an increase of $0.8 million. Interest expense during the six months ended June 30, 2025 and 2024 was $3.5 million and $0.9 million, respectively. These increase were primarily due to an increase of interest earned on higher average cash balances during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024.
There was no income tax benefit for the three and six months ended June 30, 2025 and 2024. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of June 30, 2025 and December 31, 2024.
Equity in net income of investee, net of tax was $0.8 million and $6.0 million for the three and six months ended June 30, 2024, which represents TeraWulf’s proportional share of income of Nautilus. On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus to the Talen Member.

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
We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset, related party expense settled with respect to Common Stock, which are noncash items that the Company believes are not reflective of its general business performance and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net income of investee, net of tax, related to Nautilus; (iv) interest income which management believes is not reflective of the Company’s ongoing operating activities; (v) acquisition-related transaction costs which management believes is not reflective of the Company’s ongoing operating activities; and (vi) change in fair value of contingent consideration, loss on extinguishment of debt and loss on disposals of property, plant and equipment, which are not reflective of the Company’s general business performance. The Company’s Adjusted EBITDA also included the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net income of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
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

The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(18,370)	$(10,876)	$(79,788)	$(20,489)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Equity in net income of investee, net of tax	—	(767)	—	(6,042)
Distributions from investee, related to Nautilus	—	7,065	—	19,087
Income tax benefit	—	—	—	—
Interest income	(1,232)	(447)	(3,491)	(947)
Loss on extinguishment of debt	—	—	—	2,027
Change in fair value of contingent consideration	1,600	—	1,600	—
Interest expense	4,012	5,325	8,061	16,370
Loss on disposals of property, plant, and equipment	3,831	—	3,831	—
Depreciation	18,786	14,133	34,360	29,221
Amortization of right-of-use asset	750	251	1,435	503
Stock-based compensation expense	1,304	4,842	39,978	11,773
Related party expense settled with respect to common stock	2,375	—	2,375	—
Acquisition-related transaction costs	1,475	—	1,475	—
Non-GAAP Adjusted EBITDA	$14,531	$19,526	$9,836	$51,503
Liquidity and Capital Resources
The principal uses of cash are for the operation and buildout of data center facilities, debt service and general corporate activities. Cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash provided by (used in):
Operating activities:	$1,677	$39,227
Investing activities	(132,096)	(93,579)
Financing activities	(52,228)	104,022
Net change in cash and cash equivalents	$(182,647)	$49,670
Cash provided by operating activities was $1.7 million and $39.2 million for the six months ended June 30, 2025 and 2024, respectively. This decrease is primarily due to an $18.3 million increase in cost of revenue during the 2025 period compared to the prior year. Cost of revenue, which primarily consists of power expenses, increased due to expanded mining and hosting capacity, the effects of the April 2024 halving and increased network hashrate, and higher realized power prices. Additionally, prior to the repayment of its Term Loans in July 2024, the Company converted bitcoin to cash almost immediately. As a result, $97.6 million in proceeds from digital currency sales were included in operating cash flows for the six months ended June 30, 2024. In contrast, during the same period in 2025, bitcoin sales proceeds of $82.4 million are classified as cash flows from investing activities, as the Company no longer converts bitcoin to cash on a near-immediate basis. Additionally, in 2025 the Company received $90.0 million in prepaid rent from the Company’s HPC customer ahead of lease commencement, which are reflected in the condensed consolidated balance sheet as of June 30, 2025 within the current and noncurrent portions of deferred rent liability, totaling $47.7 million and $42.3 million, respectively.

Cash used in investing activities was $132.1 million and $93.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in investing activities is primarily attributed to increases in purchase of and deposits on plant and equipment of $120.1 million related to the buildout of its facilities at the Lake Mariner Facility and $2.7 million cash paid for the acquisition of Beowulf E&D. The increase in cash used in investing activities was partially offset by the classification of cash received as proceeds from sales of digital currency not converted nearly immediately into cash of $82.4 million and cash received for miners sold of $1.9 million during the six months ended June 30, 2025.
Cash (used in) provided by financing activities from continuing operations was $(52.2) million and $104.0 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company repurchased $33.3 million and $0 of treasury stock under the Share Repurchase Program, respectively, and paid $18.9 million and $5.7 million in taxes related to net share settlements of stock-based compensation awards, respectively. During the six months ended June 30, 2024, financing activities included $173.2 million in proceeds from issuances of Common Stock, partially offset by $63.6 million in principal repayments on long-term debt.
Financial Condition
As of June 30, 2025, the Company had cash and cash equivalents of $90.0 million, a working capital balance of $(52.2) million, total stockholders’ equity of $174.3 million and an accumulated deficit of $412.1 million. The Company incurred a net loss of $79.8 million for the six months ended June 30, 2025. The Company began mining bitcoin in March 2022 and has 12.8 EH/s of operating capacity at the Lake Mariner Facility as of the date of this Quarterly Report. To date, the Company has relied primarily on proceeds from sale of bitcoin, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility ,rent prepayments, and its issuances of debt and equity to fund its principal operations.
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
Digital Currency
Digital currency consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool. Digital currency is classified as an intangible asset with indefinite useful life and presented as a current asset on the condensed consolidated balance sheets, based on the Company’s ability to sell bitcoin in a highly liquid market and its expectation to convert these holdings to cash within the next twelve months. Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires digital assets to be measured at fair value each reporting period in accordance with ASC 820, with changes in fair value recognized as net income. Gains and losses from the remeasurement of digital currency are recorded in “(gain) loss on fair value of digital currency, net” within the consolidated statements of operations. Similarly, realized gains and losses from bitcoin sales - measured as the difference between the cash proceeds and the cost basis, determined on a first-in, first-out basis - are also reported within this line item.
Bitcoin earned through mining is reflected as a noncash adjustment reconciling net loss to cash flows from operating activities in the consolidated statements of cash flows. Bitcoin received as distributions-in-kind from equity investees is reported as supplemental noncash investing activity. Prior to the repayment of the Term Loans in July 2024 (see Note 10), bitcoin was converted into cash immediately upon mining, and related sales proceeds were included in cash flows from operating activities. Following the loan repayment, the Company no longer converts bitcoin into cash immediately, and proceeds from bitcoin sales are now reported within cash flows from investing activities.

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
Income Taxes
The Company accounts for income taxes pursuant to ASC 740, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. The Company follows the provision of ASC 740 related to accounting for uncertain income tax positions. When tax returns are filed, it is more likely than not that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. The tax benefits recognized in the condensed consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the Company’s balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The most critical estimate for income taxes is the determination of whether to record a valuation allowance for any net deferred tax asset, including net loss carryforwards, whereby management must estimate whether it is more likely than not that the deferred tax asset would be realized.

Assets Acquired and Liabilities Assumed in a Business Combination
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions, estimates and judgments. Any purchase consideration in excess of the estimated fair values of net assets acquired is recorded as goodwill.
Goodwill Impairment
Goodwill is not subject to amortization, and instead, assessed for impairment annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350.

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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of June 30, 2025, our digital currency balance was comprised of 0 bitcoin recorded at its fair value of $0, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the six months ended June 30, 2025 and the fair value of bitcoin as of June 30, 2025 would have increased or decreased net loss by approximately $8.2 million.
A 10% increase or decrease in power prices during the six months ended June 30, 2025 would have increased or decreased net loss by approximately $4.7 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Issuer Purchases of Equity Securities
On October 23, 2024, the Company announced that the Company’s Board of Directors approved the Share Repurchase Program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. In May 2025, the Board of Directors authorized the Company to repurchase up to an additional $151.4 million of the Company’s outstanding shares of Common Stock under the Share Repurchase Program, up to a maximum aggregate amount of $200.0 million of the Company’s outstanding shares of Common Stock from time to time.
During the second quarter of 2025, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2025	—	$—	—	$48,620,630
May 1 through May 31, 2025	—	—	—	200,000,000
June 1 through June 30, 2025	—	—	—	200,000,000
Total	—	$—	—	$200,000,000
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

(10.1)
First Amendment to the TeraWulf 2021 Omnibus Incentive Plan, effective May 5, 2025, incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025.

(10.2)
Membership Interest Purchase Agreement, by and between Beowulf E&D Holdings Inc., TeraCub Inc., and TeraWulf Inc., dated as of May 21, 2025, incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025.

(10.3)
Amended and Restated Lease Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of May 21, 2025, incorporated by reference to Exhibit 10.5 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025.

(10.4)
Release and Waiver Agreement, by and between Beowulf E&D Holdings Inc., TeraCub Inc., TeraWulf Inc., Beowulf E&D (MD) LLC, Beowulf E&D (NY) LLC and Beowulf Electricity & Data LLC, dated as of May 21, 2025, incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025.

(10.5)
Transition Services Agreement, by and between Heorot Power Holdings LLC, TeraCub Inc., TeraWulf Inc., Beowulf E&D (MD) LLC, Beowulf E&D (NY) LLC and Beowulf Electricity & Data LLC, dated as of May 21, 2025, incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025.

(10.6)
Registration Rights Agreement between TeraWulf Inc. and Beowulf E&D Holdings Inc, May 21, 2025, incorporated by reference to Exhibit 10.4 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025.

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

August 8, 2025	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William J. Tanimoto
William J. Tanimoto Chief Accounting Officer (Principal Accounting Officer)