Form 10-Q
period 2025-09-30
TERAWULF INC.
filed 2025-11-10
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 418,681,881 shares of Common Stock outstanding as of November 7, 2025.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Forward-Looking Statements
This Quarterly Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation
•the ability to mine bitcoin profitability;
•Our ability to attract additional customers to lease our high-performance computing (“HPC”) data centers;
•Our ability to perform under our existing data center lease agreements;
•changes in applicable laws, regulations and/or permits affecting our operations or the industries in which we operate;
•the ability to implement certain business objectives, including our bitcoin mining and HPC data center development, and to timely and cost-effectively execute related projects;
•failure to obtain adequate financing on a timely basis and/or on acceptable terms with regard to expansion or existing operations;
•adverse geopolitical or economic conditions, including a high inflationary environment, the implementation of new tariffs and more restrictive trade regulations;
•the potential of cybercrime, money-laundering, malware infections and phishing and/or loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage (and the costs associated with any of the foregoing);
•the availability and cost of power as well as electrical infrastructure equipment necessary to maintain and grow our business and operations;
•operational and financial risks associated with the Lake Mariner Datacenter and the Abernathy HPC Campus including risks associated with financing project-related costs; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors”, and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2025, for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”) and in our subsequent current reports on Form 8-K filed with the SEC.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(In thousands, except number of shares and par value; unaudited)

	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$711,315	$274,065
Accounts receivable	3,506	475
Digital assets	492	476
Prepaid expenses	2,955	2,493
Other receivables	8,409	3,799
Other current assets	2,427	123
Total current assets	729,104	281,431
Property, plant and equipment, net	861,778	411,869
Goodwill	55,457	—
Operating lease right-of-use asset	105,067	85,898
Finance lease right-of-use asset	120,100	7,285
Restricted cash	1,439	—
Deferred charges	572,943	—
Other assets	8,557	1,028
TOTAL ASSETS	$2,454,445	$787,511

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$62,281	$24,382
Accrued construction liabilities	51,971	16,520
Accrued compensation	6,216	4,552
Accrued interest	6,868	2,559
Accrued lessor costs	42,813	—
Other accrued liabilities	4,217	2,414
Share based liability due to related party	10,747	—
Other amounts due to related parties	145	1,391
Current portion of deferred rent liability	50,653	—
Current portion of operating lease liability	1,993	25
Current portion of finance lease liability	2	2
Current portion of warrant liabilities	467,945	—
Total current liabilities	705,851	51,845
Deferred rent liability, net of current portion	35,504	—
Operating lease liability, net of current portion	22,813	3,427
Finance lease liability, net of current portion	290	292
Convertible notes	1,060,167	487,502

Warrant liabilities, net of current portion	371,603	—
Other liabilities	10,876	—
TOTAL LIABILITIES	2,207,104	543,066

Commitments and Contingencies (See Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at September 30, 2025 and December 31, 2024; 9,558 and 9,566 issued and outstanding at September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $13,567 and $12,609 at September 30, 2025 and December 31, 2024, respectively	9,265	9,273
Common stock, $0.001 par value, 950,000,000 and 600,000,000 authorized at September 30, 2025 and December 31, 2024, respectively; 439,214,244 and 404,223,028 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	439	404
Additional paid-in capital	1,256,260	685,261
Treasury stock at cost, 24,468,750 and 18,568,750 at September 30, 2025 and December 31, 2024, respectively	(151,509)	(118,217)
Accumulated deficit	(867,114)	(332,276)
Total stockholders' equity	247,341	244,445
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,454,445	$787,511
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Digital asset revenue	$43,375	$27,059	$125,416	$105,066
HPC lease revenue	7,203	—	7,203	—
Total revenue	50,578	27,059	132,619	105,066

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	17,123	14,660	63,770	42,986
Operating expenses	2,921	729	6,104	2,311
Operating expenses – related party	1,582	856	4,805	2,619
Selling, general and administrative expenses	16,550	8,502	73,119	29,904
Selling, general and administrative expenses – related party	126	2,976	7,989	8,399
Depreciation	26,502	15,643	60,862	44,864
Gain on fair value of digital assets, net	(338)	(951)	(355)	(1,580)
Change in fair value of contingent consideration	8,797	—	10,397	—
Impairment of property, plant, and equipment	—	355	—	355
Loss on disposals of property, plant, and equipment, net	1,987	—	5,818	—
Total costs and expenses	75,250	42,770	232,509	129,858

Operating loss	(24,672)	(15,711)	(99,890)	(24,792)
Interest expense	(9,830)	(409)	(17,891)	(16,779)
Change in fair value of warrant and derivative liabilities	(424,642)	—	(424,642)	—
Loss on extinguishment of debt	—	(4,273)	—	(6,300)
Interest income	4,094	339	7,585	1,286
Loss before income tax and equity in net income of investee	(455,050)	(20,054)	(534,838)	(46,585)
Income tax benefit	—	—	—	—
Equity in net (loss) income of investee, net of tax	—	(2,679)	—	3,363
Net loss	$(455,050)	$(22,733)	$(534,838)	$(43,222)

Loss per common share:
Basic and diluted	$(1.13)	$(0.06)	$(1.37)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	401,559,291	382,086,768	390,602,067	337,999,865
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands, except number of shares; unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of June 30, 2025	9,566	$9,273	414,599,543	$415	$728,217	$(151,509)	$(412,064)	$174,332
Conversion of preferred stock to common stock	(8)	(8)	—	—	(4)	—	—	(12)
Warrant exercise	—	—	3,453,166	3	3,126	—	—	3,129
Common stock issued as consideration for business acquisition	—	—	1,795,580	2	9,048	—	—	9,050
Common stock issued for Cayuga Lease to related party	—	—	18,554,688	19	110,274	—	—	110,293
2031 Convertible Notes conversion feature	—	—	—	—	511,191	—	—	511,191
Purchase of capped call	—	—	—	—	(100,600)	—	—	(100,600)
Stock-based compensation expense and issuance of stock	—	—	1,806,667	—	4,345	—	—	4,345
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(995,400)	—	(9,337)	—	—	(9,337)
Net loss	—	—	—	—	—	—	(455,050)	(455,050)
Balances as of September 30, 2025	9,558	$9,265	439,214,244	$439	$1,256,260	$(151,509)	$(867,114)	$247,341

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Conversion of preferred stock to common stock	(8)	(8)	—	—	(4)	—	—	(12)
Warrant exercise	—	—	3,453,166	3	3,126	—	—	3,129
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	2,375
Common stock issued as consideration for business acquisition	—	—	6,795,580	7	28,593	—	—	28,600
Common stock issued for Cayuga Lease to related party	—	—	18,554,688	19	110,274	—	—	110,293
2031 Convertible Notes conversion feature	—	—	—	—	511,191	—	—	511,191
Purchase of capped call	—	—	—	—	(100,600)	—	—	(100,600)
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Stock-based compensation expense and issuance of stock	—	—	9,942,826	5	44,318	—	—	44,323
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(4,553,363)	—	(28,273)	—	—	(28,273)
Net loss	—	—	—	—	—	—	(534,838)	(534,838)
Balances as of September 30, 2025	9,558	$9,265	439,214,244	$439	$1,256,260	$(151,509)	$(867,114)	$247,341

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of June 30, 2024	9,566	$9,273	374,456,722	$374	$656,941	$—	$(280,347)	$386,241
Warrant exercise	—	—	2,292,200	2	2,290	—	—	2,292
Common stock offering, net of issuance costs	—	—	3,546,036	4	15,516	—	—	15,520
Stock-based compensation expense and issuance of stock	—	—	4,772,478	3	2,405	—	—	2,408
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(2,435,353)	—	(11,097)	—	—	(11,097)
Net loss	—	—	—	—	—	—	(22,733)	(22,733)
Balances as of September 30, 2024	9,566	$9,273	382,632,083	$383	$666,055	$—	$(303,080)	$372,631

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	37	37
Warrant exercise			31,534,861	31	4,162			4,193
Common stock offering, net of issuance costs	—	—	67,368,125	68	189,146	—	—	189,214
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Stock-based compensation expense and issuance of stock	—	—	9,912,624	6	14,175	—	—	14,181
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(4,000,045)	—	(16,761)	—	—	(16,761)
Net loss	—	—	—	—	—	—	(43,222)	(43,222)
Balances as of September 30, 2024	9,566	$9,273	382,632,083	$383	$666,055	$—	$(303,080)	$372,631
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands; unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(534,838)	$(43,222)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	7,112	10,931
Related party expense settled with respect to common stock	2,375	—
Stock-based compensation expense	44,323	14,181
Depreciation	60,862	44,864
Amortization of right-of-use asset	2,602	755
Revenue recognized from digital assets mined and hosting services	(125,416)	(104,461)
Gain on fair value of digital assets, net	(355)	(1,580)
Proceeds from sale of digital assets	—	97,559
Digital assets paid as consideration for services	—	278
Change in fair value of contingent consideration	10,397	—
Impairment of property, plant, and equipment	—	355
Loss on disposals of property, plant, and equipment, net	5,818	—
Change in fair value of warrant and derivative liabilities	424,642	—
Loss on extinguishment of debt	—	6,300
Equity in net income of investee, net of tax	—	(3,363)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,052)	—
(Increase) decrease in prepaid expenses	(3,275)	1,449
Increase in other receivables	(4,555)	(3,382)
(Increase) decrease in other current assets	(107)	336
Increase in deferred charges	(57,462)	—
Increase in other assets	(200)	(148)
(Decrease) increase in accounts payable	(5,651)	499
Increase in accrued lessor costs	42,813	—
Increase (decrease) in accrued compensation, accrued interest and other accrued liabilities	4,144	(2,499)
Decrease in other amounts due to related parties	(620)	(515)
Increase in deferred rent liability	86,157	—
Decrease in operating lease liability	(299)	(35)
Increase in other liabilities	9,576	—
Net cash (used in) provided by operating activities	(35,009)	18,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	(445,199)	(114,307)
Proceeds from sales of plant and equipment	8,828	—
Acquisition of a business, net of cash acquired	(21,731)	—

Proceeds from sale of digital assets	125,775	31,911
Net cash used in investing activities	(332,327)	(82,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(139,401)
Payments of prepayment fees associated with early extinguishment of long-term debt	—	(1,261)
Proceeds from issuance of convertible notes, net of issuance costs paid of $24,671 and $0	975,329	—
Payments of debt issuance costs	(1,098)	—
Principal payments on finance lease	(9,158)	—
Proceeds from insurance premium and property, plant and equipment financing	—	211
Principal payments on insurance premium and property, plant and equipment financing	—	(2,103)
Payment for settlement of preferred stock conversion	(12)	—
Proceeds from issuance of common stock, net of issuance costs paid of $0 and $663	—	188,715
Proceeds from exercise of warrants	3,129	4,193
Purchase of capped calls	(100,600)	—
Purchase of treasury stock	(33,292)	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(28,273)	(16,761)
Net cash provided by financing activities	806,025	33,593

Net change in cash and cash equivalents	438,689	(30,501)
Cash, cash equivalents and restricted cash at beginning of period	274,065	54,439
Cash, cash equivalents and restricted cash at end of period	$712,754	$23,938

Cash paid during the period for:
Interest	$7,119	$6,955
Income taxes	$—	$—
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – ORGANIZATION
TeraWulf Inc. (“TeraWulf” or the “Company”) is a vertically integrated owner and operator of next-generation digital infrastructure, powered by low-carbon energy. The Company develops and operates high-performance datacenters optimized for bitcoin mining and high-performance computing (“HPC”) workloads, leveraging clean, cost-effective, and reliable energy sources to promote long-term sustainability in digital infrastructure.
TeraWulf derives the majority of its revenue by providing hash computation services to a mining pool operator, facilitating transaction validation of transactions on the global bitcoin network using the Company’s fleet of application-specific integrated circuit (“ASIC”) miners. Bitcoin earned as consideration is routinely converted to U.S. dollars. The Company also previously generated revenue by hosting third-party bitcoin miners. While capable of mining other digital assets, the Company has no current plans to do so.
In 2024, the Company launched WULF Compute LLC (“WULF Compute”), which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business aims to diversify revenue by offering HPC leasing and colocation, cloud, and connectivity services for GPU-based workloads (see Note 8). Starting in December 2024, the Company has entered into long-term datacenter lease agreements with customers for specified datacenter infrastructure at its Lake Mariner Campus in upstate New York (the “Lake Mariner Campus”) to support those customers’ HPC operations. With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, low-carbon power to support these workloads.
As of September 30, 2025, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Campus, which began operations in March 2022, and has energized 245 MW of capacity across five buildings and supporting infrastructure at the site. In July 2025, TeraWulf commenced its HPC leasing operations and currently has energized 22.5 MW of HPC leasing capacity at the Lake Mariner Campus.
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100% of the membership interests of each of Beowulf Electricity & Data LLC, Beowulf E&D (MD) LLC, and Beowulf E&D (NY) LLC (collectively, “Beowulf E&D”). The fair value of total consideration for the transaction was approximately $54.6 million, including $3.0 million in cash and 5.0 million shares of the Company’s common stock (“Common Stock”) issued on the Acquisition Date. The purchase agreement also included up to $19.0 million in contingent cash payments and up to $13.0 million in additional Common Stock, subject to the achievement of several earnout milestones related to the expansion of the Company’s datacenter business and project financing initiative (see Note 3). As part of the acquisition, 94 employees of Beowulf E&D, including site staff at the Lake Mariner Campus and corporate personnel, were transitioned to TeraWulf. In addition, the existing Administrative and Infrastructure Services Agreement (the “Services Agreement”) (see Note 16) with Beowulf E&D was terminated on the Acquisition Date.
The Company previously had bitcoin mining activities at the Nautilus Cryptomine Facility in central Pennsylvania (the “Nautilus Cryptomine Facility”), developed through a joint venture (see Note 11). The Nautilus Cryptomine Facility commenced operations in February 2023 and achieved full energization of TeraWulf’s 50 MW share by April 2023. In October 2024, TeraWulf sold its 25% equity interest in the Nautilus joint venture, reallocating capital to expand its wholly owned infrastructure and advance its HPC strategy at the Lake Mariner Campus.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital assets are considered noncash consideration, fair value of the digital asset awards received would generally be determined using the quoted price of the related digital assets in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24 hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool and is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital asset consideration to the Company’s designated digital asset wallets.
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.
The Company recorded revenue from mining of $43.4 million and $125.4 million during the three and nine months ended September 30, 2025, respectively, and $27.1 million and $104.3 million during the three and nine months ended September 30, 2024, respectively.
Bitcoin Miner Hosting
The Company had one bitcoin miner hosting contract which expired in February 2024. At the time of contract inception, the quoted price of bitcoin in the Company’s principal market was approximately $38,000. The Company recorded bitcoin miner hosting revenue of $0 and $0.8 million during the three and nine months ended September 30, 2024, respectively.
HPC Leasing
In December 2024 and August 2025, the Company entered into long-term datacenter lease agreements (the “Core42 HPC Leases” and the “Fluidstack HPC Leases”, respectively, and collectively, the “HPC Leases”) with customers for specified datacenter infrastructure at the Lake Mariner Campus to support the customers’ HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. Certain of the Core42 HPC Leases commenced in 2025 and the remainder of the HPC Leases are expected to commence in 2026.
The Company has elected the practical expedient available under ASC 842 to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC 606 if the nonlease components are the predominant components. The lease components are the predominant components in the Company’s HPC Leases and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC 842. Recognition of HPC lease revenue begins when the Company determines the asset has been made available for the customer’s use.
The Company has concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined fixed payments under the agreements on a straight-line basis over the noncancellable term. The Company recognizes the difference between straight-line revenue recognized during the period and the lease payments due pursuant to the underlying arrangement as deferred rent liability or accrued rent receivable in the condensed consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
Payments for physical security and other routine maintenance services are included in the fixed lease payments. The lease agreements provide for variable payments for power delivery and other services. Power delivery services represent a stand-ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers are charged monthly for actual power costs incurred at current utility rates and fees incurred on other services. These payments from customers for power delivery and other services are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in HPC lease revenue in the condensed consolidated statements of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the three and nine months ended September 30, 2025, the Company recorded HPC lease revenue of $7.2 million. There was no HPC lease revenue recorded during the three and nine months ended September 30, 2024.
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $7.4 million and $13.3 million during the three and nine months ended September 30, 2025, respectively, and $4.1 million and $7.3 million during the three and nine months ended September 30, 2024, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $711.3 million and $274.1 million, respectively.
The Company maintains the majority of cash and cash equivalent balances at two large financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of September 30, 2025, the Company’s bank balances exceeded the FDIC insurance limit by $650.4 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
Restricted Cash
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the condensed consolidated balance sheets and determines current or noncurrent classification based on the expected duration of the restriction. The Company had restricted cash of $1.4 million classified as noncurrent assets in the condensed consolidated balance sheet as of September 30, 2025. The Company had no restricted cash as of December 31, 2024.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$711,315	$274,065
Restricted cash	1,439	—
Cash, cash equivalents and restricted cash	$712,754	$274,065

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of noncash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$—	$37
Operating right-of-use asset obtained in exchange for lease obligation	$13,192	$—
Common stock issued for Cayuga Lease to related party	$110,293	$—
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$107,099	$12,633
Purchases of and deposits on plant and equipment with digital assets	$—	$316
Common stock issued for share based liabilities due to related party	$2,375	$2,500
Consideration related to transition services agreement for business acquisition	$1,300	$—
Settlement of preexisting relationships in business acquisition	$2,315	$—
Common stock issued as consideration for business acquisition	$28,600	$—
Share based liability due to related party for business acquisition	$10,747	$—
Warrants issuance	$515,481	$—
Decrease to investment in joint venture due to bitcoin received as distributions from investee	$—	$22,482
Digital Assets
Digital assets consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool and for bitcoin miner hosting services, in accordance with the Company’s revenue recognition policy. From time to time, the Company also received bitcoin as distributions-in-kind from its joint venture. Digital assets is classified as a current asset in the condensed consolidated balance sheets as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
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
The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000 to increase the digital assets balance and decrease the opening accumulated deficit in the condensed consolidated balance sheet as of January 1, 2024.
Following adoption of ASU 2023-08, the Company measures digital assets at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “gain on fair value of digital assets, net” in the condensed consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “gain on fair value of digital assets, net” in the condensed consolidated statements of operations. The Company recorded a net fair value gain of $0.3 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and $1.0 million and $1.6 million during the three and nine months ended September 30, 2024, respectively.

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
Following the repayment of the Term Loans in July 2024 (see Note 10), the Company no longer immediately converts bitcoin into cash immediately. Prior to the repayment of the Term Loans in July 2024 proceeds from sales of digital currency were included within cash flows from operating activities in the condensed consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Subsequently, proceeds from sales of digital currency are included within cash flows from investing activities in the condensed consolidated statements of cash flows as bitcoin has not been converted nearly immediately into cash.
Concentrations
During 2025 and 2024, the Company primarily contracted with one supplier for the provision of bitcoin miners and one mining pool operator. For the three and nine months ended September 30, 2025, 100% of the Company’s HPC lease revenue was generated from one customer. The Company does not believe that these counterparties represent a significant performance risk. Revenue did not exceed 10% for any one bitcoin miner hosting customer during the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025 and 2024, the Company’s operations were predominately bitcoin mining. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment, 4 years for miners and 10 years for furniture and fixtures and equipment). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives (25 years) or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. Property, plant and equipment includes deposits, amounting to $0 and $53.9 million as of September 30, 2025 and December 31, 2024, respectively, on purchases of such assets, including miners, which would be included in property, plant and equipment upon receipt.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Derivatives
The Company does not apply hedge accounting to its derivatives. Rather changes in the fair values of derivatives for a particular period are recognized in the condensed consolidated statements of operations. The Company evaluates its contracts to determine if they meet the definition of a derivative instrument. If a contract meets the definition, the Company evaluates whether it qualifies for the normal purchases and normal sales exemption and may elect the exemption if the criteria is met.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Basic loss per share of Common Stock is calculated by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. Convertible preferred stock is considered a participating security because it shares, in a pro rata basis, in any dividends declared on Common Stock. However, since it does not participate in the Company’s losses, it is excluded from the computation of basic net loss per share. Diluted loss per share reflects the potential dilution that could occur if other instruments were converted into Common Stock, using the treasury stock method or as-converted method, as applicable. However, for periods in which the Company reports a net loss, all potentially dilutive instruments are excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive. Subsequent to September 30, 2024, the Company determined that dividends on its preferred stock would no longer be reflected as a reduction to net loss in the condensed consolidated statements of operations, and, therefore, would be excluded from the computation of basic loss per common share. Previously, the Company had included dividends in this calculation.
As of September 30, 2025 and 2024, the Company’s potentially dilutive instruments and participating securities included convertible preferred stock, Common Stock warrants, convertible notes, restricted stock, and restricted stock units (“RSUs”) issued for services. If the full liquidation preference of the Convertible Preferred Stock (as defined in Note 13) was converted at its conversion price as of September 30, 2025, approximately 1.4 million shares of Common Stock would be issued. As of September 30, 2025, 87,303,633 Common Stock warrants were outstanding with a weighted average strike price of $0.23, and 15,238,426 RSUs were outstanding.
Segment Reporting
The Company has two operating segments: “Digital Asset Mining,” consisting of providing hash computation services to a mining pool operator and “HPC Leasing,” consisting of providing high-density colocation services to third parties for HPC operations. The reportable segments are identified based on the types of services performed. The Company’s HPC Leasing operations met the criteria to be considered a new segment during the third quarter of 2025. The Digital Asset Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The HPC Leasing segment generates revenue through lease agreements providing the right to use datacenter space and providing power delivery, physical security, and maintenance services.
The Company’s operations are evaluated regularly by the chief operating decision maker, or decision–making group (“CODM”), which is composed of the Chief Executive Officer, Chief Technology Officer and Chief Strategy Officer, to assess performance and allocate resources. The CODM uses segment profit (loss) to evaluate performance and allocate resources. Segment profit (loss) is used to evaluate actual results against expectations, which are based on comparable prior results, and current budget. Segment profit (loss) is also used in deciding how profits and cash flows will be reinvested or otherwise deployed. No asset information for reportable segments is provided to the CODM as the CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments.
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining, such that the CODM was regularly provided only with consolidated expense data, as presented in the condensed consolidated statements of operations. The CODM managed this segment using consolidated net loss as the primary measure of performance. In the third quarter of 2025, the Company changed the composition of its reportable segments and, accordingly, has recast segment information for the three and nine months ended September 30, 2024 as presented below.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents revenue and segment profit (loss) by reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Digital Asset Mining Segment
Digital asset mining revenue	$43,375	$27,059	$125,416	$105,066
Cost of revenue (exclusive of depreciation)	16,797	14,660	63,444	42,986
Operating expenses (including related party)	2,806	1,542	8,893	4,887
Digital asset mining segment profit	$23,772	$10,857	$53,079	$57,193

HPC Leasing Segment
HPC lease revenue	$7,203	$—	$7,203	$—
Cost of revenue (exclusive of depreciation)	326	—	326	—
Operating expenses (including related party)	1,697	43	2,016	43
HPC leasing segment profit (loss)	$5,180	$(43)	$4,861	$(43)
The following table presents a reconciliation of the reportable segment profit (loss) to loss before income taxes and equity in net income of investee included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Reportable segment profit (loss)	$28,952	$10,814	$57,940	$57,150
Selling, general and administrative expenses	16,550	8,502	73,119	29,904
Selling, general and administrative expenses – related party	126	2,976	7,989	8,399
Depreciation	26,502	15,643	60,862	44,864
Gain on fair value of digital assets, net	(338)	(951)	(355)	(1,580)
Change in fair value of contingent consideration	8,797	—	10,397	—
Impairment of property, plant, and equipment	—	355	—	355
Loss on disposals of property, plant, and equipment, net	1,987	—	5,818	—
Operating loss	(24,672)	(15,711)	(99,890)	(24,792)
Interest expense	(9,830)	(409)	(17,891)	(16,779)
Change in fair value of warrant and derivative liabilities	(424,642)	—	(424,642)	—
Loss on extinguishment of debt	—	(4,273)	—	(6,300)
Interest income	4,094	339	7,585	1,286
Loss before income tax and equity in net income of investee	$(455,050)	$(20,054)	$(534,838)	$(46,585)

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
•Upon the execution by the Company of a datacenter lease for the CB-3 Project (the “CB-3 Earnout Milestone”). $13.0 million in cash.
Prior to the transaction, Beowulf E&D also performed certain administrative services to certain affiliates of the Seller. Concurrent with Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) through which the Company, along with Beowulf E&D, agreed to provide to certain affiliates of the Seller, who are related parties of the Company due to control by a member of the Company’s management, certain transition services including, but not limited to, services related to tax and accounting, human resources and payroll, information technology, legal, and other general services) for a period of two years, unless terminated early in accordance with the provisions of the TSA. In consideration for the services, the Seller affiliates agreed to pay the Company a quarterly fee of $100 as well as reimbursement for third-party expenses incurred in the performance of the services. The Company determined that the TSA is not separate from the business combination and represented additional consideration transferred in the business combination. Accordingly, the Company recorded a liability at fair value at the Acquisition Date of $1.3 million to be amortized over the two-year term of the TSA. The Company had a $1.1 million liability related to the future services to be provided under the TSA included in other liabilities in the condensed consolidated balance sheet as of September 30, 2025.
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
$54,565

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)    The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $0.3 million, was $2.7 million and is reflected as an investing activity in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.
(2)    The fair value of the Common Stock issued as part of the consideration paid for Beowulf E&D was determined on the basis of the closing market price of Common Stock on the Acquisition Date.
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

As of June 30, 2025, the contingent consideration liabilities were remeasured to a fair value of $30.0 million. The change in the fair value of $1.6 million is included in change in fair value of contingent consideration in the condensed consolidated statements of operations for the nine months ended September 30, 2025.
During the three months ended September 30, 2025, (i) the CB-1 Earnout Milestone was achieved and the Company paid $6.0 million in cash and issued 1.8 million shares of Common Stock to the Seller, (ii) the CB-3 Earnout Milestone was achieved and the Company paid $13.0 million in cash to the Seller and (iii) the Project Financing Closing was achieved resulting in 1.2 million shares of Common Stock issuable to the Seller. The Company recognized the difference between the carrying value of the contingent consideration liabilities and the fair value of consideration transferred or to be transferred upon achievement of the respective earnout milestone of $8.8 million in change in fair value of consideration in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
As of September 30, 2025, the Company had not issued the 1.2 million shares of Common Stock to the Seller for the Project Financing Closing and the Company recorded $10.7 million in share based liability due to related party in the condensed consolidated balance sheet. In October 2025, the Company issued the 1.2 million shares of Common Stock to the Seller for the Project Financing Closing.
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
During the three and nine months ended September 30, 2025, there were no measurement period adjustments identified and recorded. As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain working capital balances, deferred taxes and contingent consideration were not yet finalized. The Company has reflected the provisional amounts in these condensed consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.
The Purchase Agreement also includes customary change of control provisions which provide for accelerated vesting of the earnout consideration in the event of a change of control as well as certain governance rights and additional cash payments. The Company further agreed to form an eligible employee trust administered by a third-party trustee for the benefit of certain individuals that were employed by or provided services to the acquired Beowulf E&D companies or its affiliates, and to fund the trust annually with an amount equal to 2% of the Company’s annual capital expenditures, calculated in accordance with U.S. GAAP, for the development and build out the Company’s HPC datacenters, as determined in good faith by the Company’s Board of Directors.
The Company determined the eligible employee trust is a VIE and that the Company is the primary beneficiary of the trust as the Company has the power to direct the activities that most significantly impact the economic performance of the trust and the obligation to absorb losses or the right to receive benefits of the trust that could potentially be significant.
The Company incurred acquisition-related costs of $1.5 million which are included in selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2025.
Results of operations of the business acquired have been included in the Company’s condensed consolidated financial statements subsequent to the Acquisition Date, which included no revenue, $2.3 million and $3.4 million, respectively, in selling, general and administrative expenses and $0.3 million and $0.4 million, respectively in selling, general and administrative expenses – related party in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and nine months ended September 30, 2025 and 2024 and prior to the Acquisition Date, substantially all of Beowulf E&D’s revenues were earned pursuant to the services it provided to the Company under the Services Agreement, which would be considered intercompany and eliminate on a pro forma basis. Additionally, the expenses incurred by Beowulf E&D in providing the services to the Company per the Services Agreement prior to the Acquisition Date are reflected in the fees previously paid by the Company, such that Beowulf E&D’s pro forma expenses, prior to the Acquisition Date, are included in selling, general and administrative expenses – related party and operating expenses – related party in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (see Note 16).
Accordingly, the Company determined its consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, in all material respects, reflect on a pro forma basis what the Company’s revenues and earnings would have been if the business acquisition had occurred at the beginning of the prior year.
NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measured as of September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$492	$492	$—	$—
Current portion of warrant liabilities	$467,945	$—	$—	$467,945
Warrant liabilities, net of current portion	$371,603	$—	$—	$371,603

	Fair Value Measured as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$476	$476	$—	$—
The Company has determined the fair value of the 2030 Convertible Notes and 2031 Convertible Notes to be approximately $807.8 million and $1,205.0 million, respectively, as of September 30, 2025 (see Note 10) using Level 1 inputs. The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, accrued compensation, accrued interest, accrued lessor costs, other accrued liabilities, share based liability due to related party, and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities. There were no additional material non-recurring fair value measurements as of September 30, 2025 and December 31, 2024, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 8), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 10), in connection with the issuance of Common Stock (see Note 14), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) and the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 11), (iv) the calculation of PSUs granted to employees as stock-based compensation (see Note 15) (v) the calculation of the fair value of components of total consideration transferred in the business acquisition of Beowulf E&D, including contingent consideration, and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed, (vi) the calculation of fair value of Common Stock issued in connection with the Cayuga Lease (see Note 8), (vii) the calculation of fair value of embedded derivatives in the Company’s 2031 Convertible Notes (see Note 10) and (ix) the calculation of fair value of the Google Warrants (see Note 8).

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company utilized a Black-Scholes option pricing mode, to value its Common Stock warrants issued in connection with the Google Backstop (see Note 8). The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on historical and implied stock price volatility of the Company. The risk-free interest rate was derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applied a dividend yield of zero, consistent with historical practice and expectations. The Company recognized a loss of $324.1 million during the three and nine months ended September 30, 2025, for the change in fair of the Google Warrants (see Note 8) which is included in change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations.
The Company estimated the fair value of the conversion feature of the 2031 Convertible Notes using a “with-and-without” approach as the difference between the value of the 2031 Convertible Notes with and without the conversion feature. The values of the 2031 Convertible Notes under the “with” scenario was estimated using a binomial lattice model in a risk-neutral framework (a special case of the Income Approach), taking into consideration the various conversion and redemption features of the 2031 Convertible Notes. The value of the 2031 Convertible Notes was then calculated as the probability-weighted present value over all future modeled payoffs. Under the “without” scenario, the 2031 Convertible Notes were modeled using a discounted cash flow analysis. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on market yields. The risk-free interest rate was derived from U.S. Treasury yields based on a term-matched risk-free rate. The Company applied a dividend yield of zero, consistent with historical practice and expectations.
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
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 120%, based on both the Company’s and peer public companies’ data. A DLOM of 10% was applied in determining the fair value of Common Stock issued in connection with the New Ground Lease. A DLOM of 9% was applied in determining the fair value of Common Stock issued on the Effective Date of the Cayuga Lease (see Note 8). In addition a DLOM of 4.5% was applied in determining the fair value of additional Common Stock issued on September 30, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – BITCOIN
The following table presents information about the Company’s bitcoin holdings as of September 30, 2025 and December 31, 2024 (in thousands, except for quantity of bitcoin):

	September 30, 2025	December 31, 2024
Number of bitcoin held	4	5
Carrying basis of bitcoin	$481	$477
Fair value of bitcoin	$492	$476
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of September 30, 2025 and December 31, 2024, the Company held no other digital assets.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Miners	$213,948	$192,655
Construction in process	409,043	107,624
Leasehold improvements	254,740	91,614
Equipment	87,784	32,031
Office furniture and fixtures	375	—
Vehicles	151	104
Deposits on miners	—	53,913
Total	966,041	477,941
Less: accumulated depreciation	(104,263)	(66,072)
Property and equipment, net	$861,778	$411,869
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $1.5 million for the three and nine months ended September 30, 2025. The Company capitalized no interest costs during the three and nine months ended September 30, 2024.
Depreciation expense was $26.5 million and $60.9 million during the three and nine months ended September 30, 2025, respectively, and $15.6 million and $44.9 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025,the Company recorded accelerated depreciation expense of $7.8 million related to a certain miner building and related miners of which the Company shortened its useful life based on expected shutdown of operations for purposes of supporting the HPC operations. During the three and nine months ended September 30, 2024, the Company recorded accelerated depreciation expense of $0 and $5.1 million, respectively, related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 2024.
During the three and nine months ended September 30, 2025, the Company sold or otherwise disposed of 8,910 and 11,828 miners, respectively, and received proceeds of $6.9 million and $8.8 million, respectively, resulting in a loss on disposal of property, plant and equipment, net of $2.0 million and $5.8 million, respectively, in the condensed consolidated statements of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In September 2025, the Company entered into a sales agreement to sell 11,000 miners for proceeds of $8.3 million, of which 6,300 miners were transferred to the buyer as of September 30, 2025. As of September 30, 2025, the remaining 4,700 miners were classified as held for sale included in other current assets in the condensed consolidated balance sheet. The Company recorded no impairment during the three and nine months ended September 30, 2025.
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
NOTE 7 – GOODWILL
The following table summarizes the change in the carrying amount of goodwill during the nine months ended September 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill
Balance as of December 31, 2024	$—	$—	$—
Acquisition of Beowulf E&D	55,457	—	55,457
Balance as of September 30, 2025	$55,457	$—	$55,457
Goodwill attributed to the acquisition reflects the Company’s allocation of purchase consideration in excess of the estimated fair values of net assets acquired.
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining. In the third quarter of 2025, the Company’s HPC Leasing operations met the criteria to be considered a new segment. Accordingly, the Company determined the change in composition of its reportable segments resulted in the identification of two reporting segments (HPC Leasing and Digital Asset Mining) and reassigned goodwill to the reporting segments affected using a relative fair value allocation approach, resulting in goodwill of $53.4 million and $2.1 million allocated to the HPC Leasing reporting segment and Digital Asset Mining reporting segment, respectively, as of September 30, 2025.
The Company recorded no impairment during the three and nine months ended September 30, 2025.
NOTE 8 – LEASES
Lessee Accounting
The New Ground Lease
In May 2021, the Company entered into a ground lease (as amended from time to time, the “Ground Lease”), related to the Lake Mariner Campus in New York with a counterparty which is a related party due to control by a member of Company management (the “Ground Lease Lessor”). The Ground Lease had a term of eight years and was classified as an operating lease remeasured as of the date of the second amendment in July 2022 utilizing a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date.
In October 2024, the Company terminated its existing Ground Lease and entered into a new agreement with the same related party counterparty (the “New Ground Lease”) for the Lake Mariner Campus. The New Ground Lease expanded the acreage of real property covered by the prior lease to support both cryptocurrency mining and HPC leasing datacenter operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In May 2025 in connection with acquisition of Beowulf E&D, the New Ground Lease was amended and restated (as amended and restated, the “A&R Lease”). While the A&R Lease did not change the parties, term or payments under the lease, A&R Lease grants the Ground Lease Lessor the right to participate in TeraWulf’s board of directors meetings as a non-voting observer for the remainder of the A&R Lease term, provided that the Ground Lease Lessor (together with its affiliates) continues to beneficially own at least 15 million shares of Common Stock. The A&R Lease also provides that (a) Beowulf E&D has been, and is currently providing certain services in its capacity as the exclusive operator of the Lake Mariner Campus, (b) so long as TeraWulf is an affiliate of the Ground Lease Lessor, the lessee may designate TeraWulf or one or more of its wholly owned subsidiaries as operator of the premises (together with Beowulf E&D, each and collectively “TeraWulf Operator”), and (c) as long as TeraWulf Operator is not in material default of its services, TeraWulf Operator may not be replaced or removed as operator without the prior written consent of the Ground Lease Lessor, with such consent not to be unreasonably withheld, conditioned or delayed.
In August 2025, the A&R Lease was amended and restated (the “Second A&R Lease”). Pursuant to the terms of the Second A&R Lease, Lake Mariner Data LLC (“Lake Mariner”), an indirect wholly owned subsidiary of the Company, assigned its right, title and interest in the premises to its parent company, TeraWulf Brookings LLC (“Brookings”) and the parties adjusted the leased acreage to Lake Mariner’s current bitcoin mining operations. On the same date, the Ground Lease Lessor and Brookings entered into three new ground leases for the remaining acreage (collectively, the “Somerset-Brookings Leases”). The Somerset-Brookings Leases and the Second A&R Lease collectively cover 162.7 acres of real property and grant the respective tenants access to power and infrastructure equipment for up to 750 MW at the Lake Mariner Campus. This internal lease restructuring enabled the Company to allocate power and infrastructure resources to its bitcoin mining and HPC subsidiaries via different subleases tailored to its datacenter customers.
The Cayuga Lease
On August 12, 2025 (the “Effective Date”), the Company entered into a lease agreement (the “Cayuga Lease”), related to the Company’s Lake Hawkeye site in New York with a counterparty which is a related party due to control by a member of Company management (the “Cayuga Lease Lessor”), The Cayuga Lease leases a portion of Cayuga Lease Lessor’s real property consisting of approximately 183 acres, including all structures, equipment, facilities and fixtures located thereon which the Company expects to use primarily for HPC datacenter operations.
The Cayuga Lease has an initial term of 80 years with no renewal rights and the Company prepaid rent consisting of (i) $95.0 million in the form of Common Stock determined on the basis of a 15-day trailing VWAP by issuing 18.6 million shares of Common Stock and (ii) $3.0 million in cash during the three and nine months ended September 30, 2025. The Company is also responsible for its proportionate share of certain costs, expenses and disbursements incurred by Cayuga Lease Lessor to own, operate and maintain any other portions of the real property necessary or useful to reasonably support the Company’s use of the premises.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Any time after the 50th anniversary of the Effective Date (i) the Company may elect to purchase the premises for $100, either as an asset acquisition or though the purchase of all membership interests in the Cayuga Lease Lessor, and (ii) Cayuga Lease Lessor and its parent may require the Company to purchase the premises on the same terms. In addition, following the Cayuga Lease Lessor’s reasonable determination that the premises will be subject to material environmental damage arising during the term resulting from the Company’s use of the premises, the Cayuga Lease Lessor may require the Company to purchase the premises for $100 either as an asset acquisition or through the purchase of all the membership interests in the Cayuga Lease Lessor. Any such sale will be on an “as is” “where is” basis and Landlord Upon expiration of the Cayuga Lease, all buildings and improvements on the premises will revert to the Cayuga Lease Lessor in good condition.
The Cayuga Lease contained three lease components: land, buildings and equipment. All three components were classified as finance leases, due to the bargain purchase option. The Company measured the lease liabilities for the three components using a discount rate of 7.5%, which reflects the estimated incremental borrowing rate for a collateralized loan with a term comparable to the expected lease term.
Other Lessee Arrangements
In April 2025, the Company entered into an office lease in New York (the “NY Hudson Lease”). The NY Hudson Lease, which was classified as an operating lease, commenced in September 2025 with an initial term ending March 31, 2033 and includes two five-year renewal options. The Company measured the right-of use asset and lease liability of the NY Hudson Lease in accordance with ASC 842 using a discount rate of 6.2%, which reflects the estimated incremental borrowing rate for a collateralized loan with terms comparable to the lease payments. In connection with the execution of the NY Hudson Lease, the Company posted a letter of credit for $1.4 million as security for the lease which shall remain in effect through the term of the NY Hudson Lease. The Company is required to maintain a balance of $1.4 million in a deposit account as collateral to the letter of credit, which is included in restricted cash in the condensed consolidated balance sheet as of September 30, 2025.
In connection with the acquisition of Beowulf E&D, the Company acquired four office leases of Beowulf E&D, including (i) two leases with remaining lease terms of less than twelve months, for which the Company elected an accounting policy to not recognize these short-term leases on its balance sheet as allowed under ASC 842, (ii) an acquired lease for a property in New York with a related party counterparty due to control by members of the Company’s management (the “NY Lease”), which was classified as an operating lease with a remaining term of 11.3 years as of the Acquisition Date, and (iii) an acquired lease for office space in Maryland with a related party counterparty due to control by a member of the Company’s management (the “MD Lease”), which was classified as an operating lease with a remaining term of 6.1 years as of the Acquisition Date. The Company measured the right-of-use assets and lease liabilities of the NY Lease and the MD Lease as of May 21, 2025 in accordance with ASC 842 using a discount rate of 6.9% and 6.5%, respectively, which reflects the estimated incremental borrowing rates for a collateralized loan with terms comparable to the lease payments.
In September 2025, the Company entered an equipment lease for certain standby power generation equipment which is expected to commence in February 2026 (the “Equipment Lease”). The Equipment Lease includes fixed and variable payments over an initial term of one year with options to extend in six-month increments, up to four years. The Equipment Lease also includes a purchase option to purchase the equipment under lease with certain credits applied for fixed payments made during the term of the lease. The Company anticipates the lease will qualify as a finance lease upon commencement and prepaid $6.2 million of rent during the three and nine months ended September 30, 2025 which is included within other assets in the condensed consolidated balance sheet as of September 30, 2025.
During the three and nine months ended September 30, 2025, the Company recorded operating lease expense of $1.3 million and $3.1 million, respectively, including variable expense of $0.2 million and $0.5 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments of $0.9 million and $1.7 million, respectively. During the three and nine months ended September 30, 2024, the Company recorded operating lease expense of $0.3 million and $1.0 million, respectively, including variable expense of $0.1 million and $0.2 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash lease payments pursuant to the Ground Lease of $0.1 million and $0.2 million, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and nine months ended September 30, 2025, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.8 million and $1.0 million, respectively, including variable expense of $0.5 million, in operating expenses – related party in the condensed consolidated statement of operations and made cash payments of $9.2 million and $9.2 million, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $15,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The Company was not party to any finance leases during the three and nine months ended September 30, 2024.
The remaining operating and finance lease terms were 12.1 years and 34.1 years, respectively, as of September 30, 2025. The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of September 30, 2025 (in thousands):

	Operating Lease Liability	Finance Lease Liability
Remainder of 2025	$881	$6
2026	3,527	22
2027	3,542	22
2028	3,558	22
2029	3,612	22
Thereafter	21,543	657
	$36,663	$751
A reconciliation of the undiscounted cash flows to the operating lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2025 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the operating lease	$36,663	$751
Unamortized discount	11,857	459
Total operating lease liability	24,806	292
Current portion of operating lease liability	1,993	2
Operating lease liability, net of current portion	$22,813	$290
Lessor Accounting
In December 2024, the Company entered into long-term HPC leases with a customer (the “Core42 HPC Leases”) for specified datacenter infrastructure at the Lake Mariner Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use datacenter space—currently under construction—and nonlease components for power delivery, physical security, and maintenance services.
As of September 30, 2025, two of the Core42 HPC Leases had commenced in July and August 2025, respectively. The other two leases are expected to begin in early 2026. The Core42 HPC Leases included an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. Despite the expiration of this provision, the parties remain in active discussions regarding the customer’s potential expansion at the site. In August 2025, the Company entered into change orders on the Core42 HPC Leases whereby the parties agreed to additional work and an adjustment of the base lease rent and modified the 10-year terms to commence upon the achievement of certain specified additional work.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Core42 HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million which shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the nine months ended September 30, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and recorded $50.7 million and $35.5 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet as of September 30, 2025.
In August 2025, the Company entered in long-term HPC leases with a customer (the “Fluidstack HPC Leases”) for specified datacenter infrastructure at the Lake Mariner Campus to support the customers HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use datacenter space—currently under construction—and nonlease components for power delivery, physical security, and maintenance services. As of September 30, 2025, none of the Fluidstack HPC Leases had commenced. Each Fluidstack HPC Lease is expected to begin at various dates in 2026 and includes an initial 10-year term and two five-year renewal options.
In connection with the Fluidstack HPC Leases, the Company entered into recognition agreements with Fluidstack USA I Inc. (“Fluidstack”) and Google LLC (“Google”) (the “Google Recognition Agreements”), pursuant to which Google agreed to backstop (the “Google Backstop”) certain obligations of Fluidstack under the Fluidstack HPC Leases. The Google Backstop under each Google Recognition Agreement becomes effective as of the commencement date under the corresponding Fluidstack HPC Lease. In the event of a payment default under a Fluidstack HPC Lease, or if Fluidstack becomes subject to an insolvency event, following notice from the Company, Google will have the option to either (i) pay the termination fee under such Fluidstack HPC Lease or (ii) pay all rent currently due under the Fluidstack HPC Lease and assume the Fluidstack HPC Lease as the tenant thereunder.
In consideration of Google providing the Google Backstop, the Company entered into Warrant Agreements with Google, pursuant to which the Company issued to Google warrants (the “Warrants”) to purchase a total of 73,580,000 shares of Common Stock for an exercise price of $0.01 per share of Common Stock. The Warrants are exercisable on the earlier of the commencement date of each respective Fluidstack HPC Lease or 180 days after the target commencement date, as defined, of each respective Fluidstack HPC Lease until August 13, 2030 for 41,011,803 of the Warrants and August 17, 2030 for 32,568,197 of the Warrants. If the Warrants are not exercised by these dates and the market value of Common Stock exceeds the exercise price, the Warrants are automatically exercised on a net basis. As a condition to receiving the Warrants prior to the effective date applicable to the Google Backstop, Google has agreed to pledge the Warrants for the benefit of the lenders under certain financing transactions in connection with construction of the HPC buildings pursuant to a customary warrant pledge agreement until such time as the Google Backstop becomes effective.
The Company recorded an asset of $515.5 million based on the fair value of the Warrants at issuance and which is in deferred charges in the condensed consolidated balance sheet as of September 30, 2025. The Company will amortize this asset over the life of the Fluidstack HPC Leases to recognize the benefit derived from the Google Backstop.
The Company entered into commission agreements in connection with its HPC leases. The commissions were earned upon execution of the HPC leases and receipt of Prepaid Rent, as applicable, and the Company recorded assets for the commission charges as initial direct costs and will amortize these assets over the life of the respective HPC leases on the same basis as lease income. Certain of the commission payments become payable upon future events, including commencement of the respective HPC leases. As of September 30, 2025, the Company reported unamortized initial direct costs of $57.5 million included in deferred charges and $42.8 million and $9.8 million in accrued lessor costs and other liabilities, respectively, in the condensed consolidated balance sheet.
The components of lease income for the operating lease were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease income relating to lease payments	5,747	—	5,747	—
Variable lease payments	1,455	—	1,455	—

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received as of September 30, 2025, and thereafter (in thousands):

Operating Lease
Remainder of 2025	$3,421
2026	14,415
2027	22,435
2028	30,586
2029	31,503
Thereafter	205,638
$307,998
Leased property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer equipment	$2,240	$—
Electrical equipment	40,680	—
Leasehold improvements	117,360	—
Total	160,280	—
Less: accumulated depreciation	(879)	—
Leased property and equipment, net	$159,401	$—
NOTE 9 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of 0% for each of the three and nine months ended September 30, 2025 and 2024. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740, Income Taxes (“ASC 740”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of September 30, 2025 and December 31, 2024, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the remaining deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of September 30, 2025 and December 31, 2024 for the amount of deferred tax assets that will not be realized.
The Company had no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and nine months ended September 30, 2025 and 2024.
NOTE 10 – DEBT
Loan, Guarantee and Security Agreement (the “LGSA”)
On December 1, 2021, the Company entered into the LGSA with Wilmington Trust, National Association as administrative agent, which consisted of total Term Loans of $146.0 million (the “Term Loans”) with an interest rate of 11.5% and a maturity date of December 1, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
During the three and nine months ended September 30, 2025, 2,999,449 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprised entirely of Dollar Warrants, for aggregate proceeds to the Company of $3.0 million. During the three and nine months ended September 30, 2024, 2,292,200 and 31,534,861 warrants issued in connection with the LGSA, respectively, were exercised for issuance of the same number of shares of Common Stock, comprised of 0 and 27,617,539 Penny Warrants, respectively, and 2,292,200 and 3,917,322 Dollar Warrants, respectively, for aggregate proceeds to the Company of $2.3 million and $4.2 million, respectively. All warrants granted by the Company as a component of debt transactions are classified as equity in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. As of September 30, 2025, there were 141,726 of the Penny Warrants and 6,962,859 of the Dollar Warrants outstanding.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Convertible Notes
The following is a summary of the Company’s convertible notes as of September 30, 2025 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2030 Convertible Notes	$500,000	$(10,675)	$489,325
2031 Convertible Notes	$1,000,000	$(429,158)	$570,842
The following is a summary of the Company’s convertible notes as of December 31, 2024 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2030 Convertible Notes	$500,000	$(12,498)	$487,502
2030 Convertible Notes
In October 2024, the Company completed a private offering of 2.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes were sold pursuant to a purchase agreement between the Company and Cantor Fitzgerald & Co. (“Cantor”), as representative of the initial purchasers (the “Initial 2030 Purchasers”), for resale to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).
The total aggregate principal amount of the offering was $500.0 million, including $75.0 million issued pursuant to the Initial 2030 Purchasers’ full exercise of their option to purchase additional notes. The 2030 Convertible Notes were issued at par, and net proceeds totaled approximately $487.1 million after deducting $12.9 million in purchasers’ commissions and estimated offering expenses. These issuance costs were recorded as debt issuance costs and are being amortized over the term of the 2030 Convertible Notes using an effective interest rate of 3.29%. Interest of 2.75% is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025.
The 2030 Convertible Notes mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted redeemed or repurchased. The initial conversion rate is 117.9245 shares of Common Stock per $1,000 principal amount, equivalent to a conversion price of approximately $8.48 per share, subject to customary anti-dilution adjustments outlined in the indenture. The conversion rate will not be adjusted for accrued but unpaid interest
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of September 30, 2025, there were no changes to the initial conversion rate.
Prior to November 1, 2029, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter commencing after March 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter;
•During the five business days following any 10 consecutive trading-day measurement period in which the trading price of the 2030 Convertible Notes was less than 98% of the product of the Common Stock price and the conversion rate on each trading day;
•If the Company calls any or all of the 2030 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Upon conversion, the Company may settle the 2030 Convertible Notes in cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at its election. Beginning November 6, 2027, the Company may redeem the 2030 Convertible Notes, in whole or in part, for cash, provided the Common Stock trades above 130% of the conversion price for a specified period, as outlined in the indenture. The redemption price will equal the principal amount plus accrued and unpaid interest, if any, up to but excluding the redemption date.
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
In connection with the offering, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain counterparties. The Capped Calls have a strike price of $8.48 per share and an initial cap price of $12.80 per share, each subject to adjustment. They cover the same number of shares initially underlying the 2030 Convertible Notes and are intended to reduce potential dilution and/or offset any cash payments the Company may be required to make above the principal amount upon conversion.
The Capped Calls will automatically settle or exercise in daily ratable amounts between December 5, 2029, and February 1, 2030, if such capped calls are in-the-money. In the event of a repurchase, redemption, or conversion of the 2030 Convertible Notes, the Company may—but is not obligated to—terminate a corresponding portion of the Capped Call options. Settlement may be made in cash or a combination of cash and Common Stock, at the Company’s discretion. The Capped Calls are accounted for as separate equity transactions and not as derivatives. The $60.0 million cost of the Capped Calls was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet.
The indenture includes customary covenants and events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% of the outstanding principal amount may declare the 2030 Convertible Notes immediately due and payable.
2031 Convertible Notes
In August 2025, the Company completed a private offering of 1.00% Convertible Senior Notes due 2031 (the “2031 Convertible Notes”). The unsecured notes were sold pursuant to a purchase agreement between the Company and Morgan Stanley & Co. LLC, as representative of the initial purchasers (the “Initial 2031 Purchasers”), for resale to qualified institutional buyers under Rule 144A under the Securities Act.
The total aggregate principal amount of the offering was $1.0 billion, including $150.0 million issued pursuant to the Initial 2031 Purchasers’ full exercise of their option to purchase additional notes. The 2031 Convertible Notes were issued at par, and net proceeds totaled approximately $975.3 million after deducting $24.7 million in purchasers’ commissions and estimated offering expenses. These issuance costs were recorded as debt issuance costs and are being amortized over the term of the 2031 Convertible Notes using an effective interest rate of 10.87%. Interest of 1.00% is payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026.
The 2031 Convertible Notes mature on September 1, 2031 (the “2031 Convertible Notes Maturity Date”), unless earlier converted redeemed or repurchased. The initial conversion rate is 80.4602 shares of Common Stock per $1,000 principal amount, equivalent to a conversion price of approximately $12.43 per share, subject to customary anti-dilution adjustments outlined in the indenture. The conversion rate will not be adjusted for accrued but unpaid interest
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of September 30, 2025, there were no changes to the initial conversion rate.
Prior to June 1, 2031, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter commencing after December 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter;

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•During the five business days following any 10 consecutive trading-day measurement period in which the trading price of the 2031 Convertible Notes was less than 98% of the product of the Common Stock price and the conversion rate on each trading day;
•If the Company calls any or all of the 2031 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
Upon conversion, the Company may settle the 2031 Convertible Notes in cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at its election. The Company’s ability to elect to settle conversions in a combination of cash and shares of Common Stock was subject to its receipt of stockholder approval for an increase in the number of the Company’s authorized shares of Common Stock. As of closing of the 2031 Convertible Notes in August 2025, the Company was not initially allowed to elect combination settlement (cash and shares of Common Stock) until after the Company’s Articles of Incorporation were amended to increase the number of authorized shares of Common Stock, subject to stockholder approval, such that the conversion feature was required to be bifurcated from the 2031 Convertible Notes and accounted for separately as a derivative liability of $410.6 million. The Company recognized the change in fair value of the derivative liability of $100.6 million which is included in change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. On September 30, 2025, the Company increased the number of authorized shares of Common Stock such that the Company may elect combination settlement (cash and shares of Common Stock) such that the conversion feature met the criteria for equity classification and the Company reclassified the fair value of the derivative liability of $511.2 million to additional paid in capital in the condensed consolidated balance sheet.
Beginning September 6, 2028, the Company may redeem the 2031 Convertible Notes, in whole or in part, for cash, provided the Common Stock trades above 130% of the conversion price for a specified period, as outlined in the indenture. The redemption price will equal the principal amount plus accrued and unpaid interest, if any, up to but excluding the redemption date.
On or after June 1, 2031, holders may convert their notes at any time until the second scheduled trading day immediately preceding the Maturity Date.
If a “Fundamental Change” occurs, as defined in the indenture—including certain business combinations or delisting events—holders may require the Company to repurchase all or part of their notes at 100% of principal plus accrued and unpaid interest.
In connection with the offering, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain counterparties. The Capped Calls have a strike price of $12.43 per share and an initial cap price of $18.76 per share, each subject to adjustment. They cover the same number of shares initially underlying the 2031 Convertible Notes and are intended to reduce potential dilution and/or offset any cash payments the Company may be required to make above the principal amount upon conversion.
The Capped Calls will automatically settle or exercise in daily ratable amounts between July 2, 2031, and August 28, 2031, if such capped calls are in-the-money. In the event of a repurchase, redemption, or conversion of the 2031 Convertible Notes, the Company may—but is not obligated to—terminate a corresponding portion of the Capped Call options. Settlement may be made in cash or a combination of cash and Common Stock, at the Company’s discretion. The Capped Calls are accounted for as separate equity transactions and not as derivatives. The $100.6 million cost of the Capped Calls was recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheet.
The indenture includes customary covenants and events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% of the outstanding principal amount may declare the 2031 Convertible Notes immediately due and payable.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company incurred stated interest of $4.5 million and $11.4 million for three and nine months ended September 30, 2025, respectively, of which (1) $0.6 million was capitalized interest to property, plant and equipment, net in the condensed consolidated balance sheet and (2) $3.9 million and $10.8 million was included within interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The Company recorded stated interest expense $0.2 million and $5.9 million for the three and nine months ended September 30, 2024, respectively, included within interest expense in the condensed consolidated statements of operations.
During the three and nine months ended September 30, 2025, the Company amortized $6.7 million and $7.9 million, respectively, of debt issuance costs related to the 2030 Convertible Notes and the 2031 Convertible Notes, inclusive of the discount stemming from the bifurcation of the conversion feature for the 2031 Convertible Notes, of which (1) $0.8 million was capitalized interest to property, plant and equipment, net in the condensed consolidated balance sheet and (2) $5.9 million and $7.1 million was included within interest expense in the condensed consolidated statements of operations for three and nine months ended September 30, 2025, respectively. The Company amortized $0.2 million and $10.9 million of debt issuance costs and debt discount related to the Term Loans during the three and nine months ended September 30, 2024, respectively, included within interest expense in the condensed consolidated statements of operations.
As of September 30, 2025, scheduled principal maturities of outstanding debt are as follows (in thousands):

Remainder of 2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	1,500,000
Total principal maturities	$1,500,000
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
Distributions were made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $22.5 million during the nine months ended September 30, 2024.
The condensed results of operations for the three and nine months ended September 30, 2024 and the condensed financial position as of October 2, 2024 (the date of the Nautilus Sale) are summarized below (in thousands):

	Three Months Ended September 30, 2024(1)	Nine Months Ended September 30, 2024(1)
Condensed statement of operations information:
Revenue	$19,321	$90,530
Operating expense	25,711	78,461
Net income (loss)	$(6,390)	$12,069

October 2, 2024(1)
Condensed balance sheet information:
Current assets	$11,124
Noncurrent assets	134,217
Total assets	$145,341

Current liabilities	$12,816
Noncurrent liabilities	29,434
Equity	103,091
Total liabilities and equity	$145,341
(1)    The condensed statements of operations information for the three and nine months ended September 30, 2024 and the condensed balance sheet information as of October 2, 2024 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805 have been pushed down to the books and records of Nautilus by Talen, as discussed above.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
During the three and nine months ended September 30, 2025, one Holder of the Convertible Preferred Stock exercised their right to effect an optional conversion of 8 shares their Convertible Preferred Stock and the Company exercised its option to settle such conversion in cash for $12,000.
No dividends were paid during the nine months ended September 30, 2025 and 2024. Cumulative dividends of $4.0 million were accumulated and accreted to liquidation preference as of September 30, 2025. As of September 30, 2025, the aggregate liquidation preference of the Convertible Preferred Stock was approximately $13.6 million. If the entire liquidation preference of the Convertible Preferred Stock was converted at the Conversion Price, the Company would issue approximately 1.4 million shares of Common Stock.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 14 – COMMON STOCK
On September 30, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). As a result of the matters submitted to a stockholder vote at the Special Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 600,000,000 to 950,000,000. Consequently, as of September 30, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 1,050,000,000 divided into (a) 950,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of September 30, 2025.
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
During the three and nine months ended September 30, 2025, the Company sold pursuant to the ATM Program no shares of Common Stock. During the three and nine months ended September 30, 2024, the Company sold pursuant to the ATM Program 3,546,036 and 67,368,125 shares of Common Stock, respectively, for net proceeds of $15.5 million and $189.4 million, respectively. In May 2025, the Board of Directors authorized an increase of $112.9 million shares of Common Stock under the ATM Program. As of September 30, 2025, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $200.0 million.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. As of September 30, 2025, there were 6,619,048 of the October Warrants outstanding. All warrants granted by the Company to date are classified as equity.
In October 2024, the Company’s board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. In May 2025, the Board of Directors authorized an increase of $151.4 million shares of Common Stock under the Share Repurchase Program. During the three and nine months ended September 30, 2025, the Company repurchased 0 and 5,900,000 shares of Common Stock, respectively, for $0 and $33.3 million, respectively. As of September 30, 2025, the Company has the capacity to repurchase $200.0 million of outstanding shares of Common Stock under the Share Repurchase Program.
No dividends were declared during the nine months ended September 30, 2025 and 2024.
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. As of September 30, 2025, the Company had not issued stock options.
The Company recorded stock-based compensation expense of $4.3 million and $44.3 million during the three and nine months ended September 30, 2025, respectively, and $2.4 million and $14.2 million during the three and nine months ended September 30, 2024, respectively.
Certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 995,400 and 4,553,363 shares of Common Stock to satisfy statutory withholding requirements related to such vesting during the three and nine months ended September 30, 2025, respectively, and withholdings of an aggregate 2,435,353 and 4,000,045 shares of Common Stock during the three and nine months ended September 30, 2024, respectively. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance. Additionally, the Company issued 0 and 21,869 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and nine months ended September 30, 2025, respectively, and 27,811 and 112,428 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and nine months ended September 30, 2024, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the activities for unvested RSUs granted to employees and members of the board of directors during the nine months ended September 30, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	2,614,031	$2.57
Unvested awards of employees acquired in business acquisition	1,448,079	$2.82
Granted	20,108,141	$4.98
Vested	(9,197,847)	$4.68
Forfeited/canceled	(46,189)	$4.30
Unvested as of September 30, 2025	14,926,215	$4.54
RSUs granted as set out in the table above include RSUs representing 1,800,000 shares with vesting based on market conditions tied to the Company’s stock price (the “PSUs”). The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of the Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. September 30, 2025, there were no unvested PSUs outstanding. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. The requisite service period for RSUs is between one and three years. As of September 30, 2025, there was $62.2 million of unrecognized compensation cost related to unvested RSUs granted to employees and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.4 years.
The following table summarizes the activities for unvested RSUs granted to non-employees, excluding members of the board of directors, during the nine months ended September 30, 2025:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2024	1,698,733	$1.22
Unvested awards of employees acquired in business acquisition	(1,448,079)	$2.82
Granted	818,000	$4.83
Vested	(723,110)	$0.95
Forfeited/canceled	(33,333)	$0.65
Unvested as of September 30, 2025	312,211	$3.90
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of September 30, 2025, there was $1.0 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.3 years.

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
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million, which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the nine months ended September 30, 2025 and 2024, the Company paid Beowulf E&D $15.3 million and $11.2 million, respectively, under the Services Agreement, including payments related to construction services and agreements with contractors at the Lake Mariner Campus which were passed through at cost. For the three and nine months ended September 30, 2025, selling, general and administrative expenses – related party in the condensed consolidated statements of operations included $0 and $7.9 million, respectively, and operating expenses – related party in the condensed consolidated statements of operations included $0 and $1.4 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. For the three and nine months ended September 30, 2024, selling, general and administrative expenses – related party in the condensed consolidated statement of operations included $3.0 million and $8.4 million and operating expenses – related party in the condensed consolidated statement of operations included $0.5 million and $1.6 million, in each case related to the base fee and reimbursement of costs and expenses.
On May 21, 2025, the Company acquired Beowulf E&D which terminated the Services Agreement between the Company and Beowulf E&D. Accordingly, no amounts are due between the Company and Beowulf E&D are included in the condensed consolidated balance sheet as of September 30, 2025. Of the costs incurred under the Services Agreement during the nine months ended September 30, 2025, $5.7 million is included in property, plant and equipment, net in the condensed consolidated balance sheet. As of December 31, 2024, $0.8 million is included in prepaid expenses, $1.4 million is included in amounts due to related parties and, of the costs incurred under the Services Agreement during the nine months ended September 30, 2024, $0.4 million is included in property, plant and equipment, net in the condensed consolidated balance sheet.
The Services Agreement also provided for performance-related milestones and related incentive compensation pursuant to which, once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue awards of shares of Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. During the nine months ended September 30, 2024, the Company issued 1,083,189 shares of Common Stock with a fair value of $2.5 million to settle the share-based liabilities due to related party. During the nine months ended September 30, 2025, due to the change in the Company’s strategy to focus on development and deployment of infrastructure to support HPC workloads, the Company agreed to settle the final 100 MW performance-related milestone on a pro-rata basis for the 95 MW of cryptocurrency mining load deployed and recognized $2.4 million of performance milestone expense included in selling, general and administrative expenses – related party in the condensed consolidated statement of operations for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 798,319 shares of Common Stock with a fair value of $2.4 million to settle the share-based liabilities due to related party. The Company recorded no performance milestone expense for the three and nine months ended September 30, 2024.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 17 – SUBSEQUENT EVENTS
On October 22, 2025, the Company, through its subsidiary WULF Compute, completed a private offering of $3,200.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2030 (the “2030 Secured Notes”). The net proceeds of the 2030 Secured Notes will be used to finance a portion of the cost of the HPC buildout at the Lake Mariner Campus.
In connection with the 2030 Secured Notes, Google and the Company entered into the pledge agreement. Under the pledge agreement, Google assigned and pledged to the collateral agent, its successors and permitted assigns, for the benefit of the lenders, and granted to the collateral agent, its successors and permitted assigns, for the benefit of the lenders, a security interest in all of Google’s right, title and interest in, to and under the Warrants. The security interests associated with the Warrants shall automatically terminate and/or be released upon the earlier of (i) the occurrence of the commencement date of the respective Fluidstack HPC Leases and the (ii) the payment and discharge in full of the 2030 Secured Notes.
On October 27, 2025, the Company, through its subsidiary Big Country Wulf LLC (the “TeraWulf Member”), entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) with Fluidstack CS I Inc. (the “Fluidstack Member”) to govern the terms of operation of FS CS I LLC (the “Abernathy Joint Venture”), which will develop and operate a datacenter campus in Abernathy, Texas (the “Abernathy HPC Campus”). The Fluidstack Member is a subsidiary of Fluidstack Ltd., a leading AI cloud platform.
Pursuant to the terms of the Abernathy Joint Venture Agreement, the Fluidstack Member and the TeraWulf Member will be the sole initial members of the Abernathy Joint Venture, with TeraWulf Member initially owning 50.1% of the equity interests of the Abernathy Joint Venture and the Fluidstack Member initially owning 49.9% of the equity interests. The board of managers of the Abernathy Joint Venture will initially comprise three designees of the TeraWulf Member and two designees of the Fluidstack Member.
Pursuant to the terms of the Abernathy Joint Venture Agreement, the TeraWulf Member will be required to make equity contributions to the Abernathy Joint Venture and, upon such contributions, the percentage of equity owned by the TeraWulf Member will be adjusted up to 51% accordingly.
On October 31, 2025, the Company completed a private offering of 0.000% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes were sold under a purchase agreement, dated as of October 29, 2025, entered into by and between the Company and Morgan Stanley & Co. LLC and Cantor Fitzgerald & Co., as representatives of the several initial purchasers named therein (the “Initial 2032 Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate principal amount of notes sold in the offering was $1,025.0 million, which includes $125.0 million aggregate principal amount of notes issued pursuant to an option to purchase additional notes granted to the Initial 2032 Purchasers under the purchase agreement, which the Initial 2032 Purchasers exercised in full on October 30, 2025 and which additional purchase was completed on October 31, 2025. The 2032 Convertible Notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the 2032 Convertible Notes were approximately $999.4 million after deducting the Initial 2032 Purchasers’ discounts and commissions and estimated offering expenses payable by the Company.

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
Overview
We are a vertically integrated owner and operator of digital infrastructure assets in the United States, purpose-built to support high-performance computing (“HPC”) workloads. We develop, own, and operate large-scale, low-carbon datacenter campuses anchored by long-duration, cost-efficient power resources. Our strategy is predicated on controlling infrastructure at utility scale, enabling us to serve Tier-1 counterparties through long-term hosting arrangements.
Our primary operations are centered at the Lake Mariner Campus, strategically located on the shores of Lake Ontario. Developed on the site of a decommissioned coal-fired power plant, this expansive facility is designed for scalable growth, with 500 MW and up to 750 MW with targeted transmission upgrades. Purpose-built to support both bitcoin mining and GPU-driven HPC workloads, the Lake Mariner Campus is well-positioned to meet the rising demand for compute-intensive applications. This dual-purpose strategy enhances operational efficiency, diversifies revenue streams, and strengthens our position in the evolving digital economy.
As of the date of this Quarterly Report, the Lake Mariner Campus has 245 MW of energized capacity supporting bitcoin mining infrastructure and has energized 22.5 MW of HPC leasing capacity. TeraWulf remains on track to deliver an additional 50 MW of HPC leasing capacity under its datacenter lease agreements with Core42 Holding US LLC (“Core42”), a G42 company specializing in sovereign cloud, AI infrastructure, and digital services.
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100% of the membership interests in Beowulf Electricity & Data LLC, Beowulf E&D (MD) LLC, and Beowulf E&D (NY) LLC (collectively, “Beowulf E&D”). The fair value of total consideration for the transaction was approximately $54.6 million, including $3.0 million in cash and 5.0 million shares of Common Stock issued on the Acquisition Date. The purchase agreement also includes up to $19.0 million in contingent cash payments and up to $13.0 million in additional Common Stock, subject to the achievement of key milestones related to the expansion of the Company’s datacenter business and project financing initiative. As part of the acquisition, 94 employees of Beowulf E&D, including site staff at the Lake Mariner Campus and corporate personnel, were transitioned to TeraWulf. In addition, the existing Administrative and Infrastructure Services Agreement (the “Services Agreement”) with Beowulf E&D was terminated on the Acquisition Date.
On August 12, 2025, the Company entered into a long term ground lease for approximately 183 acres in Lansing, New York (the “Cayuga Site”). The Cayuga Site, which, upon completion of permitting and site development, has the potential to support up to 400 MW of incremental capacity. The Cayuga Site provides a second anchor location in a low-carbon region with existing interconnection and supporting infrastructure, supporting the Company’s forward pipeline for growth.
On October 27, 2025, the Company entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) with Fluidstack CS I Inc. (the “Fluidstack Member”), an affiliate of Fluidstack USA I Inc., to govern the terms of operation of FS CS I LLC (the “Abernathy Joint Venture”), which will develop and operate an HPC datacenter located in Abernathy, Texas (the “Abernathy HPC Campus”). The Abernathy HPC Campus has been engineered for phased, large-scale deployments of liquid-cooled hyperscale compute and is supported by investment-grade credit enhancement. Pursuant to the terms of the Abernathy Joint Venture Agreement, the TeraWulf Member and the Fluidstack Member will be the sole initial members of the Abernathy Joint Venture, with the TeraWulf Member owning 50.1% of the equity interests and the Fluidstack Member owning 49.9% of the equity interests as of the date of the Abernathy Joint Venture Agreement.

As of the date of this Quarterly Report, TeraWulf derives the majority of its revenue by providing hash computation services to a mining pool operator, facilitating transaction validation of transactions on the global bitcoin network using the Company’s fleet of application-specific integrated circuit (“ASIC”) miners. While capable of mining other digital assets, the Company has no current plans to do so.
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
Business Strategy
TeraWulf’s business strategy centers on the development, ownership, and operation of large-scale, power-advantaged digital infrastructure serving hyperscale and enterprise HPC workloads. Our approach is differentiated by (i) majority ownership and direct control of infrastructure, (ii) development in markets with low-cost, low-carbon, long-duration power, and (iii) contracting long-term revenue streams with Tier-1 counterparties supported by investment-grade balance sheets or guarantees.
The strategy has three foundational elements:
Platform Control and Vertical Integration – We own and control the critical infrastructure necessary to deliver HPC leasing capacity, including land (via long-term ground leases), interconnection rights, and cooling and electrical infrastructure. Vertical control allows us to capture infrastructure returns and maintain governance authority through development and early operations.
Long-Duration, Credit Enhanced Contracting – Our HPC arrangements are structured as long-term datacenter leases with 10 to 25-year base terms and extension and contraction options. In both of the New York Independent System Operator (‘NYISO’) (Lake Mariner) and Southwest Power Pool (“SPP”) (Abernathy) campuses, contracted revenues are further supported by Google financial backstops in support of project debt, materially strengthening the credit profile of contracted revenues.
Scalable Multi-Phase Buildout – Each campus is designed for modular, sequential expansion. Initial phases deliver near-term contracted capacity, while additional phases are added in line with tenant deployment schedules. This allows us to convert advantaged infrastructure positions into incremental contracted capacity efficiently.

This combination is designed to yield durable, infrastructure-style cash flows while enabling future growth as demand for compute accelerates. The Company’s platform pipeline supports 250 MW to 500 MW of additional contracted IT load per year, supplementing the 594 MW already under contract.
Bitcoin mining remains a complementary component of the Lake Mariner Campus, leveraging the same low-cost, low-carbon infrastructure and serving as a flexible load; however, HPC is the Company’s primary growth driver and capital allocation priority.
Our Facilities
Strategically located in Barker, New York, on the site of a former coal-fired power plant, the Lake Mariner Campus began operations in March 2022, designed to initially to support sustainable bitcoin mining. As of the date of this Quarterly Report, the mining facilities are capable of operating 245 MW of bitcoin mining capacity. In July 2025, TeraWulf commenced its HPC leasing operations and currently has energized 22.5 MW of HPC leasing capacity at the Lake Mariner Campus.
The Lake Mariner Campus sources 100% of its power from the Zone A grid, which is characterized by low-cost, low-carbon energy. Of the campus’s total power needs, 90 MW is secured under a Power Purchase Agreement with the New York Power Authority (‘NYPA”) executed in February 2022, which provides high-load factor power under a ten-year term commencing with NYPA’s initial power delivery. The Lake Mariner Campus is built for scalable expansion, with 500 MW and potentially 750 MW with targeted transmission upgrades. Its strategic location and direct access to sustainable Zone A power make it a highly attractive site for both bitcoin mining and HPC workloads.
During the three and nine months ended September 30, 2025 and 2024, we operated bitcoin mining activities as well as commenced our HPC leasing operations at the Lake Mariner Campus. During the three and nine months ended September 30, 2024, we also operated bitcoin mining activities at the jointly owned Nautilus Cryptomine Facility located in central Pennsylvania. In October 2024, we sold our entire equity interest in Nautilus Cryptomine LLC (“Nautilus”), allowing us to consolidate operations and reinvest in future infrastructure growth.
The Lake Mariner HPC Datacenter
We operate the Lake Mariner HPC Datacenter through our subsidiaries La Lupa Data LLC (“La Lupa”) and Akela Data LLC (“Akela”). At the Lake Mariner HPC Datacenter, we deliver scalable, energy-efficient and environmentally responsible datacenter solutions tailored to the rapidly growing needs of artificial intelligence, machine learning and cloud computing workloads. By leveraging our engineering expertise, scalable infrastructure, and cost-efficient power models, we aim to become a premier hosting provider for enterprises requiring high-density compute capacity. Through La Lupa and Akela, we have signed 522.5 MW of HPC leasing agreements, with operations commencing in 2025 and 2026.
La Lupa
In December 2024, La Lupa entered into ten-year datacenter lease agreements with Core42 (the “Core42 Leases”), pursuant to which we committed to deliver 72.5 MW of HPC hosting capacity at the Lake Mariner Datacenter for GPU compute workloads. The Core42 Leases include two five-year renewal options and we remain in discussions with Core42 regarding future capacity.
This project accelerates our HPC hosting expansion, positioning us at the intersection of energy and digital compute infrastructure. To support this expansion, we have expanded our digital infrastructure at the site, featuring advanced liquid cooling systems and Tier 3 redundancy. This infrastructure will be optimized for high-density compute workloads, reinforcing our ability to attract hyperscale and enterprise customers. The contracted ten-year revenues for the Core42 Leases are expected to total approximately $1.1 billion.
Akela
In August 2025, Akela entered into three datacenter lease agreements (the “Fluidstack Leases”) with Fluidstack USA I Inc. (together with its affiliates, “Fluidstack”), a leading AI cloud platform. Under the Fluidstack Leases, we will provide a total of more than 360 MW of critical IT load for HPC datacenter operations at the Lake Mariner Datacenter. Akela is expected to complete construction and deliver the premises to Fluidstack in three phases in 2026 (the “Lake Mariner Datacenter Expansion”). The total budgeted cost of the construction of the Lake Mariner HPC Datacenter has been financed.

Fluidstack’s obligations to pay rent under each of the Fluidstack Leases begin on the delivery of the premises for each applicable Akela project and continue for a 10-year term thereafter. The Fluidstack Leases each include two five-year renewal options at the tenant’s election.
The table below presents the lease and nonlease components of HPC lease revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
HPC lease revenue(1)
Rent	$5,747	$—	$5,747	$—
Power passthrough(2)	326	—	326	—
Maintenance and other	1,129	—	1,129	—
Total HPC lease revenue	$7,202	$—	$7,202	$—

Cost of revenue (exclusive of depreciation)(2)	326	—	326	—
(1)    Certain of the Core42 Leases commenced in 2025 which comprised 22.5 MW of HPC lease capacity as of September 30, 2025. The remainder of the HPC Leases are expected to commence in 2026.
(2)    Cost of revenue (exclusive of depreciation) represents power costs which are passed through to the customer without markup and are included on a gross basis in HPC lease revenue.

The Bitcoin Mining Facilities
As of September 30, 2025, we owned approximately 61,500 miners, with approximately 56,100 operational at our bitcoin mining facilities on the Lake Mariner Campus (the” Bitcoin Mining Facilities”) and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	9,400
Bitmain S19j XP	15,000
Bitmain S19k Pro	2,300
Bitmain S21	8,100
Bitmain S21 Pro	26,700
61,500
As of September 30, 2025, our fleet of miners ranged in age from 0.4 years to 3.3 years with an average age of approximately 1.1 year. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of September 30, 2025, our fleet of miners at the Bitcoin Mining Facilities had a range of energy efficiency from 15.0 to 23.0 joules per terahash (“"j/th”) and an average energy efficiency of 17.5 j/th.
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
In October 2024, TeraWulf sold its entire equity interest in Nautilus, allowing the Company to reallocate capital toward expanding its digital infrastructure at the Lake Mariner Campus and advancing its HPC leasing strategy. As part of the transaction, Nautilus distributed to TeraWulf all of its right, title, and interest in its miners, as well as certain other related equipment.
Bitcoin Mining - Combined Facilities
As outlined above, several factors influence our ability to mine bitcoin profitably, including bitcoin’s USD value, mining difficulty global hashrate, power costs, fleet energy efficiency, and overall datacenter efficiency. Among these, energy efficiency is a critical driver of profitability, as power costs represent the most significant direct expense in bitcoin mining. We believe we operate a highly efficient mining fleet, optimized to maximize output while minimizing energy consumption. To assess operational performance and effectiveness, the Company tracks key metrics, which we believe are also valuable to investors for evaluating our progress and benchmarking against industry peers.
The table below presents our miner efficiency and computing power as compared to the global computing power as of September 30, 2025 and 2024:

Combined facilities(1)	September 30, 2025	September 30, 2024
Global hashrate (EH/s)(2)	1,139.0	602.1
Miner efficiency (j/th)(3)	17.5	23.2
TeraWulf operational hashrate (EH/s)(4)	8.5	8.1
TeraWulf percentage of global hashrate	0.7%	1.3%
(1)    Results as of September 30, 2024 reflect hashrate of mining operations at the Bitcoin Mining Facilities and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2)    Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(3)    Joules of energy required to produce each terahash of processing power
(4)    While nameplate at the Bitcoin Mining Facilities was 11.6 EH/s as of September 30, 2025 and was 10.0 EH/s for TeraWulf’s two facilities as of September 30, 2024, actual operational hashrate depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of September 30, 2025, our operational hashrate represented approximately 0.7% of the total global hashrate, aligning with our share of global blockchain rewards, which as of that date, is equivalent to approximately 4.5 bitcoin mined per day. To maintain profitably, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.

The table below presents the average cost of mining each bitcoin for bitcoin mined at the Bitcoin Mining Facilities and for the three and nine months ended September 30, 2025, includes the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility and the total energy cost per kWh utilized within the facilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost of mining - Analysis of costs to mine one bitcoin	2025	2024	2025	2024
Cost of mining - Lake Mariner Campus and net share of the Nautilus Cryptomine Facility(1)
Cost of energy per bitcoin mined	$44,655	$30,448	$51,457	$21,360
Other direct costs of mining - non energy utilities per bitcoin mined	$74	$51	$66	$36
Cost to mine one bitcoin(2)	$44,729	$30,499	$51,523	$21,396
Value of each bitcoin mined(3)	$115,053	$61,075	$101,658	$59,247
Cost to mine one bitcoin as % of value of bitcoin mined	38.9%	49.9%	50.7%	36.1%

Statistics
Lake Mariner Campus and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(4)	377	555	1,234	2,305
Total value of bitcoin mined(3) ($ in thousands)	$43,375	$33,898	$125,416	$136,562
Total MWhs utilized	357,754	444,818	1,080,404	1,267,749
Total energy expense, net of expected demand response proceeds(5) ($ in thousands)	$16,835	$16,899	$63,482	$49,226
Cost per kWh	$0.047	$0.038	$0.059	$0.039
Energy expense, net as % of value of bitcoin mined	38.8%	49.9%	50.6%	36.0%
Other direct costs of mining ($ in thousands)	$28	$28	$82	$84
(1)    Results for the three and six months ended September 30, 2024 reflect hashrate of mining operations at the Bitcoin Mining Facilities and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2)    “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $70,277 and $49,335 for the three and nine months ended September 30, 2025, respectively, bringing the total “cost to mine one bitcoin” to $115,006 and $100,858 for the three and nine months ended September 30, 2025, respectively. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $28,827 and $20,477 for the three and nine months ended September 30, 2024, respectively, bringing the total “cost to mine one bitcoin” to $59,326 and $41,873 for the three and nine months ended September 30, 2024, respectively.
(3)    Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the Bitcoin Mining Facilities.
(4)    Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the Bitcoin Mining Facilities and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
(5)    Excludes energy expenses associated with a bitcoin miner hosting agreement that expired in February 2024 at the Bitcoin Mining Facilities and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.

Power costs are the most significant expense in our bitcoin mining operations, accounting for 38.9% and 50.7% of the total value of bitcoin mined for the three and nine months ended September 30, 2025, respectively, and 49.9% and 36.1% for the three and nine months ended September 30, 2024, respectively. The increase in power costs as a percentage of bitcoin mined for the three and nine months ended September 30, 2025 as compared to 2024 was primarily driven by a near doubling of network difficulty and the bitcoin reward halving in April 2024, which reduced block rewards. The increase in three and nine months ended September 30, 2025 is also driven by historically high power prices in the first quarter of 2025. These impacts were partially offset by growth in our average operating hashrate and an increase in the average market value of each bitcoin mined.

Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the Lake Mariner Campus, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. The average aggregate realized power prices at the Lake Mariner Campus were $0.047 and $0.059 per kWh during the three and nine months ended September 30, 2025, respectively, and $0.038 and $0.039 per kWh at the Lake Mariner Campus and the Nautilus Cryptomine Facility during the three and nine months ended September 30, 2024, respectively.
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
During the three and nine months ended September 30, 2025 and 2024, we curtailed operations at the Bitcoin Mining Facilities in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $7.4 million and $13.3 million for the three and nine months ended September 30, 2025, respectively, and $4.1 million and $7.3 million for the three and nine months ended September 30, 2024, respectively.
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
During the three and nine months ended September 30, 2025, the Company recorded accelerated depreciation expense of $7.8 and $7.8, respectively, related to the planned decommissioning of MB-3 January, including all miners and infrastructure. During the three and nine months ended September 30, 2024, the Company recorded accelerated depreciation expense of $0.0 million and $5.1 million, respectively, related to certain miners whose estimated useful lives were shortened due to planned replacement by April 2024.
While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain circumstances. However, if depreciation were included in the cost of mining analysis, it would add $70,277 and $49,335 per bitcoin mined for the three and nine months ended September 30, 2025, respectively, and $28,827 and $20,477 per bitcoin mined for the three and nine months ended September 30, 2024, respectively.
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
Recent Developments
On October 22, 2025, TeraWulf completed a private offering of $3,200.0 million aggregate principal amount of 7.75% 2030 Secured Notes. The net proceeds of the 2030 Secured Notes will be used to finance a portion of the cost of the HPC buildout at the Lake Mariner Campus.
On October 27, 2025, the Company entered into the Abernathy Joint Venture Agreement with the Fluidstack Member to govern the terms of operation of the Abernathy Joint Venture, which will develop and operate an HPC datacenter located on the Abernathy HPC Campus.

On October 31, 2025, the Company completed a private offering of 0.000% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes were sold under a purchase agreement, dated as of October 29, 2025, entered into by and between the Company and Morgan Stanley & Co. LLC and Cantor Fitzgerald & Co., as representatives of the several initial purchasers named therein (the “Initial Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The aggregate principal amount of notes sold in the offering was $1,025.0 million, which includes $125.0 million aggregate principal amount of notes issued pursuant to an option to purchase additional notes granted to the Initial Purchasers under the purchase agreement, which the Initial Purchasers exercised in full on October 30, 2025 and which additional purchase was completed on October 31, 2025. The 2032 Convertible Notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the 2032 Convertible Notes were approximately $999.4 million after deducting the Initial Purchasers’ discounts and commissions and estimated offering expenses payable by the Company.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using miners owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also previously earned revenue by providing bitcoin miner hosting services to third parties.
In July 2025, the Company commenced its HPC leasing operations. HPC lease revenue is generated by leasing datacenter space and providing related services to our HPC customers. These leasing agreements include lease components, nonlease components (such as power delivery, physical security, maintenance), as well as non-component elements such as taxes. Under these leases, customers pay fixed payments (based on electric capacity) and variable payments on a recurring basis. HPC power costs are passed through to the customer without markup and are included on a gross basis in HPC lease revenue.
The Company’s business strategy centers on growing revenue and profitability by enhancing the capacity and efficiency of our bitcoin mining fleet while expanding our datacenter infrastructure to support HPC leasing activities. We plan to strategically develop the infrastructure necessary for profitability of bitcoin mining while pursuing adjacent high-value HPC leasing opportunities that leverage our power utilization and digital infrastructure. We are confident that our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale datacenters. These datacenters are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We are actively seeking opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.
Revenue
The following table presents revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Digital asset revenue	$43,375	$27,059	$125,416	$105,066
HPC lease revenue	7,203	—	7,203	—
Total revenue	$50,578	$27,059	$132,619	$105,066
Percentage of total revenue
Digital asset revenue	86%	100%	95%	100%
HPC lease revenue	14%	0%	5%	0%
Total revenue	100%	100%	100%	100%
Total revenue for the three months ended September 30, 2025 and 2024 was $50.6 million and $27.1 million, respectively, representing an increase of $23.5 million. Total revenue for the nine months ended September 30, 2025 and 2024 was $132.6 million and $105.1 million, respectively, representing an increase of $27.5 million. These changes were a result of the factors described below.

Digital asset revenue for the three months ended September 30, 2025 and 2024 was $43.4 million and $27.1 million, respectively, representing an increase of $16.3 million. Digital asset revenue for the nine months ended September 30, 2025 and 2024 was $125.4 million and $105.1 million, respectively, representing an increase of $20.3 million. These increases were primarily due to the increase in average bitcoin prices during the periods, partially offset by a decrease in total bitcoin mined during the periods. Although the Company expanded its mining infrastructure capacity, due to the halving in April 2024 as well as an increase in network difficulty, the Company mined 377 and 1,234 bitcoin during the three and nine months ended September 30, 2025, respectively, compared to 555 and 2,305 bitcoin during the same three and nine month period in the prior year, respectively.
Bitcoin prices averaged $114,390 and $102,192 per bitcoin during the three and nine months ended September 30, 2025, respectively, as compared to $61,023 and $60,022 per bitcoin during the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2024, the Company also reported revenue from bitcoin miner hosting of $0 and $0.8 million prior to the expiration of the Company’s one bitcoin miner hosting contract with a customer in February 2024.
HPC lease revenue for the three and nine month ended September 30, 2025 was $7.2 million. In July 2025, TeraWulf commenced its HPC leasing operations and currently has energized 22.5 MW of HPC leasing capacity at the Lake Mariner Campus.
Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue (exclusive of depreciation)	$17,123	$14,660	$63,770	$42,986
Cost of revenue (excluding depreciation) for the three months ended September 30, 2025 and 2024 was $17.1 million and $14.7 million, respectively, representing an increase of $2.4 million. Cost of revenue (excluding depreciation) for the nine months ended September 30, 2025 and 2024 was $63.8 million and $43.0 million, respectively, representing an increase of approximately $20.8 million. These increases were primarily driven by higher power expenses, resulting from higher realized power prices during the 2025 period partially offset by higher proceeds from participation in demand response programs.
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue during the period in which the underlying program occurs. These proceeds totaled $7.4 million and $13.3 million during the three and nine months ended September 30, 2025, respectively, as compared to $4.1 million and $7.3 million during the three and nine months ended September 30, 2024, respectively. The Company is actively expanding its participation in such programs across New York State.
The following table presents operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses	$2,921	$729	$6,104	$2,311
Operating expenses – related party	1,582	856	4,805	2,619
	$4,503	$1,585	$10,909	$4,930
Operating expenses (including related party expenses) for the three months ended September 30, 2025 and 2024, were $4.5 million and $1.6 million, respectively, an increase of $2.9 million. Operating expenses (including related party expenses) for the nine months ended September 30, 2025 and 2024 were $10.9 million and $4.9 million, respectively, an increase of $6.0 million. These increases were primarily due to higher rent subsequent to the New Ground Lease in October 2024 and increased site labor, miner repairs, professional, and engineering expenses at the Lake Mariner Campus.

The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative expenses	$16,550	$8,502	$73,119	$29,904
Selling, general and administrative expenses – related party	126	2,976	7,989	8,399
	$16,676	$11,478	$81,108	$38,303
Selling, general and administrative expenses (including related party expenses) for the three months ended September 30, 2025 and 2024 were $16.7 million and $11.5 million, respectively, an increase of $5.2 million which was primarily due to an increase in stock based compensation of $1.9 million and increased employee compensation and benefits of $4.5 million.
Selling, general and administrative expenses (including related party expenses) for the nine months ended September 30, 2025 and 2024 were $81.1 million and $38.3 million, respectively, an increase of $42.8 million primarily due to increased stock-based compensation of $30.1 million, increased employee compensation and benefits of $7.7 million, increased travel expenses of $1.6 million, and increased professional services $1.6 million.
Depreciation for the three months ended September 30, 2025 and 2024 was $26.5 million and $15.6 million, respectively, an increase of $10.9 million. Depreciation for the nine months ended September 30, 2025 and 2024 was $60.9 million and $44.9 million, respectively, an increase of $16.0 million. The increase was primarily due to the increase in mining capacity related to infrastructure constructed and placed in service between September 30, 2024 and September 30, 2025. In addition, during the three and nine months ended September 30, 2025, the Company recorded accelerated depreciation expense of $7.8 million related to a certain miner building and related miners of which the Company shortened its useful life based on expected shutdown of operations for purposes of supporting the HPC operations. The increase was partially offset by (i) decrease in depreciation on certain electrical equipment and leasehold improvements related to a change in accounting estimate of useful lives in connection with the New Ground Lease in October 2024 and (ii) accelerated depreciation expense of $5.1 million during the nine months ended September 30, 2024 related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 2024.
Gain on fair value of digital assets, net during the three months ended September 30, 2025 and 2024 was $0.3 million and $1.0 million, respectively. Gain on fair value of digital assets, net during the nine months ended September 30, 2025 and 2024 was $0.4 million and $1.6 million, respectively, due to the steady increases in the price of bitcoin during the both the three and nine months ended September 30, 2025 and September 30, 2024.
Change in fair value of contingent consideration was $8.8 million and $10.4 million during the three and nine months ended September 30, 2025, respectively, related to fair value remeasurement of contingent consideration liabilities based on milestones achieved during the three and nine months ended September 30, 2025 related to the acquisition of Beowulf E&D.
During the three and nine months ended September 30, 2024, the Company recorded an impairment loss of $0.4 million related to the expected sale of 1,200 miners for proceeds $0.2 million which were classified as held for sale as of September 30, 2024 and included in other current assets in the condensed consolidated balance sheet.
Loss on disposals of property, plant, and equipment, net was $2.0 million and $5.8 million during the three and nine months ended September 30, 2025, respectively. related to 8,910 and 11,828 miners which were sold or otherwise disposed during the three and nine months ended September 30, 2025, respectively, for proceeds of $6.9 million and $8.8 million. No miners were sold or otherwise disposed during the three and nine months ended September 30, 2024.
Interest expense during the three months ended September 30, 2025 and 2024 was $9.8 million and $0.4 million, respectively, an increase of $9.4 million. The increase is primarily attributed to increases in amortization of debt issuance costs as noncash interest expense for the 2030 Convertible Notes and 2031 Convertible Notes of $5.9 million and stated interest of $3.9 million during the three months ended September 30, 2025. The Company fully repaid the principal balance of the Term Loans ahead of maturity in July 2024.
Interest expense during nine months ended September 30, 2025 and 2024 was $17.9 million and $16.8 million, respectively, an increase of $1.1 million. The increase is primarily attributed to increases in stated interest of $4.9 million for the 2030 Convertible Notes and 2031 Convertible Notes during the nine months ended September 30, 2025 as compared to the LGSA during nine months ended September 30, 2024. The increase was partially offset by decreases in amortization of debt issuance costs of $3.8 million for the 2030 Convertible Notes and 2031 Convertible Notes during the nine months ended September 30, 2025 as compared to the LGSA during nine months ended September 30, 2024.
Change in fair value of warrant and derivative liabilities during the three and nine months ended September 30, 2025 was $(424.6) million related to the Google Warrants and the conversion feature of the 2031 Convertible Notes which was originally accounted for separately as a derivative liability. During the three and nine months ended September 30, 2025, the Company recognized a loss of $324.1 million for the change in fair of the Google Warrants and recognized a loss of $100.6 million for the change in fair value of the derivative liability.
Loss on extinguishment of debt during the three and nine months ended September 30, 2024 was $4.3 million and $6.3 million for related to voluntary prepayment of the Term Loans in February and July 2024, reflecting $1.0 million and $1.3 million of prepayment fees, respectively, and the derecognition of unamortized debt discount of $3.3 million and $5.0 million associated with the principal repaid, respectively. No loss on extinguishment of debt was recorded during the three and nine months ended September 30, 2025.
Interest income during the three months ended September 30, 2025 and 2024 was $4.1 million and $0.3 million, respectively, an increase of $3.8 million. Interest expense during the nine months ended September 30, 2025 and 2024 was $7.6 million and $1.3 million, respectively. These increase were primarily due to an increase of interest earned on higher average cash balances during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
There was no income tax benefit for the three and nine months ended September 30, 2025 and 2024. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its gross deferred tax assets as of September 30, 2025 and December 31, 2024.
Equity in net (loss) income of investee, net of tax was $(2.7) million and $3.4 million for the three and nine months ended September 30, 2024, which represents TeraWulf’s proportional share of income of Nautilus. On October 2, 2024, the Company sold its entire 25% equity interest in Nautilus to the Talen Member.
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
We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset, related party expense settled with respect to Common Stock, which are noncash items that the Company believes are not reflective of its general business performance and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net income of investee, net of tax, related to Nautilus; (iv) interest income which management believes is not reflective of the Company’s ongoing operating activities; (v) acquisition-related transaction costs which management believes is not reflective of the Company’s ongoing operating activities; and (vi) change in fair value of contingent consideration, change in fair value of warrant and derivative liabilities, loss on extinguishment of debt and loss on disposals of property, plant and equipment, which are not reflective of the Company’s general business performance. The Company’s Adjusted EBITDA also included the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net income of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.

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
The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(455,050)	$(22,733)	$(534,838)	$(43,222)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Equity in net income of investee, net of tax	—	2,679	—	(3,363)
Distributions from investee, related to Nautilus	—	3,395	—	22,482
Income tax benefit	—	—	—	—
Interest income	(4,094)	(339)	(7,585)	(1,286)
Loss on extinguishment of debt	—	4,273	—	6,300
Change in fair value of warrant and derivative liabilities	424,642	—	424,642	—
Interest expense	9,830	409	17,891	16,779
Loss on disposals of property, plant, and equipment, net	1,987	—	5,818	—
Change in fair value of contingent consideration	8,797	—	10,397	—
Depreciation	26,502	15,643	60,862	44,864
Amortization of right-of-use asset	1,167	252	2,602	755
Stock-based compensation expense	4,345	2,408	44,323	14,181
Related party expense settled with respect to common stock	—	—	2,375	—
Acquisition-related transaction costs	—	—	1,475	—
Non-GAAP Adjusted EBITDA	$18,126	$5,987	$27,962	$57,490

Liquidity and Capital Resources
The principal uses of cash are for the operation and buildout of datacenter facilities, debt service and general corporate activities. Cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(35,009)	$18,302
Investing activities	(332,327)	(82,396)
Financing activities	806,025	33,593
Net change in cash and cash equivalents	$438,689	$(30,501)
Cash (used in) provided by operating activities was $(35.0) million and $18.3 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease is primarily due to an $20.8 million increase in cost of revenue during the 2025 period compared to the prior year. Cost of revenue, which primarily consists of power expenses, increased due to expanded mining and hosting capacity, the effects of the April 2024 halving and increased network hashrate, and higher realized power prices. Additionally, prior to the repayment of its Term Loans in July 2024, the Company converted bitcoin to cash almost immediately. As a result, $97.6 million in proceeds from digital asset sales were included in operating cash flows for the nine months ended September 30, 2024. In contrast, during the same period in 2025, bitcoin sales proceeds of $125.8 million are classified as cash flows from investing activities, as the Company no longer converts bitcoin to cash on a near-immediate basis. Additionally, in 2025 the Company received $86.2 million in prepaid rent from the Company’s HPC customer ahead of lease commencement, which are reflected in the condensed consolidated balance sheet as of September 30, 2025 within the current and noncurrent portions of deferred rent liability, totaling $50.7 million and $35.5 million, respectively.
Cash used in investing activities was $332.3 million and $82.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in investing activities is primarily attributed to increases in purchase of and deposits on plant and equipment of $330.9 million related to the buildout of its facilities at the Lake Mariner Campus and $21.7 million cash paid for the acquisition of Beowulf E&D. The increase in cash used in investing activities was partially offset by the classification of cash received as proceeds from sales of digital assets not converted nearly immediately into cash of $125.8 million and cash received for miners sold of $8.8 million during the nine months ended September 30, 2025.
Cash provided by financing activities from continuing operations was $806.0 million and $33.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by financing activities is primarily attributed to the net proceeds from the issuance of the 2031 Convertible Notes of $975.3 million. The increase was partially offset by the purchase of capped calls of $100.6 million. During the nine months ended September 30, 2025 and 2024, the Company repurchased $33.3 million and $0 of treasury stock under the Share Repurchase Program, respectively, and paid $28.3 million and $16.8 million in taxes related to net share settlements of stock-based compensation awards, respectively. During the nine months ended September 30, 2024, financing activities included $188.7 million in proceeds from issuances of Common Stock, partially offset by $139.4 million in principal repayments on long-term debt.

Financial Condition
As of September 30, 2025, the Company had cash and cash equivalents of $711.3 million, a working capital balance of $23.3 million, total stockholders’ equity of $247.3 million and an accumulated deficit of $867.1 million. The Company incurred a net loss of $534.8 million for the nine months ended September 30, 2025. The Company began mining bitcoin in March 2022 and has 11.6 EH/s of operating capacity at the Lake Mariner Campus as of the date of this Quarterly Report. To date, the Company has relied primarily on proceeds from sale of bitcoin, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, rent prepayments, and its issuances of debt and equity to fund its principal operations.

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
HPC Leasing
In December 2024, the Company entered into long-term datacenter lease agreements (the “HPC Leases”) with a customer for specified datacenter infrastructure at the Lake Mariner Campus to support the customer’s HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. Certain of the HPC Leases commenced in 2025 and the remainder of the HPC Leases are expected to commence in 2026.
The Company has elected the practical expedient available under ASC 842, Leases, to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC 606 if the nonlease components are the predominant components. The lease components are the predominant components in the Company’s long term lease agreements and the single combined component in these arrangements are accounted for under the operating lease guidance of ASC 842. Recognition of HPC lease revenue begins when the Company determines the asset has been made available for the customer’s use.
The Company has concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined fixed payments under the agreements on a straight-line basis over the noncancellable term. The Company recognizes the difference between straight-line revenue recognized during the period and the lease payments due pursuant to the underlying arrangement as deferred rent liability or accrued rent receivable in the condensed consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
Payments for physical security and other routine maintenance services are included in the fixed lease payments. The lease agreements provide for variable payments for power delivery and other services. Power delivery services represent a stand-ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers are charged monthly for actual power costs incurred at current utility rates and fees incurred on other services. These payments from customers for power delivery and other services are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in HPC lease revenue in the condensed consolidated statements of operations.

Digital Assets
Digital assets consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool. Digital assets is classified as an intangible asset with indefinite useful life and presented as a current asset on the condensed consolidated balance sheets, based on the Company’s ability to sell bitcoin in a highly liquid market and its expectation to convert these holdings to cash within the next twelve months. Effective January 1, 2024, the Company early adopted ASU 2023-08, which requires digital assets to be measured at fair value each reporting period in accordance with ASC 820, with changes in fair value recognized as net income. Gains and losses from the remeasurement of digital assets are recorded in “(gain) loss on fair value of digital assets, net” within the consolidated statements of operations. Similarly, realized gains and losses from bitcoin sales - measured as the difference between the cash proceeds and the cost basis, determined on a first-in, first-out basis - are also reported within this line item.
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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maintaining and expanding our bitcoin mining operations to maximize the amount of new bitcoin rewards we earn. As of September 30, 2025, our digital asset balance was comprised of 4 bitcoin recorded at its fair value of $492,000, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the nine months ended September 30, 2025 and the fair value of bitcoin as of September 30, 2025 would have increased or decreased net loss by approximately $12.5 million.
A 10% increase or decrease in power prices during the nine months ended September 30, 2025 would have increased or decreased net loss by approximately $6.4 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in our Current Report on Form 8-K filed with the SEC on October 14, 2025, both of which are incorporated herein by reference. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our Quarterly Reports on Form 10-Q and our Current Report on Form 8-K filed with the SEC on October 14, 2025.
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
During the second quarter of 2025, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2025	—	$—	—	$200,000,000
August 1 through August 31, 2025	—	—	—	200,000,000
September 1 through September 30, 2025	—	—	—	200,000,000
Total	—	$—	—	$200,000,000
ITEM 3.    Defaults Upon Senior Securities.
None.
ITEM 4.    Mine Safety Disclosures.
None.

ITEM 5.    Other Information.
Segment Reporting
The Company has two operating segments: “Digital Asset Mining,” consisting of providing hash computation services to a mining pool operator and “HPC Leasing,” consisting of providing high-density colocation services to third parties for HPC operations. The reportable segments are identified based on the types of services performed. The Company’s HPC Leasing operations met the criteria to be considered a new segment during the third quarter of 2025. The Digital Asset Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The HPC Leasing segment generates revenue through lease agreements providing the right to use datacenter space and providing power delivery, physical security, and maintenance services.
The Company’s operations are evaluated regularly by the chief operating decision maker, or decision–making group (“CODM”), which is composed of the Chief Executive Officer, Chief Technology Officer and Chief Strategy Officer, to assess performance and allocate resources. The CODM uses segment profit (loss) to evaluate performance and allocate resources. Segment profit (loss) is used to evaluate actual results against expectations, which are based on comparable prior results, and current budget. Segment profit (loss) is also used in deciding how profits and cash flows will be reinvested or otherwise deployed. No asset information for reportable segments is provided to the CODM as the CODM does not evaluate performance or allocate resources based on segment asset or liability information; accordingly, the Company has not presented a measure of assets by segment. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company excludes certain operating expenses and other expenses from the allocations to operating segments.
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining, such that the CODM was regularly provided only with consolidated expense data, as presented in the condensed consolidated statements of operations. The CODM managed this segment using consolidated net loss as the primary measure of performance. In the third quarter of 2025, the Company changed the composition of its reportable segments and, accordingly, has recast segment information for the years ended December 31, 2024 and 2023 as presented below.
The following table presents revenue and segment profit (loss) by reportable segment for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Digital Asset Mining Segment
Digital asset mining revenue	$140,051	$69,229
Cost of revenue (exclusive of depreciation)	62,608	27,315
Operating expenses (including related party)	7,583	4,889
Digital asset mining segment profit	$69,860	$37,025

HPC Leasing Segment
HPC lease revenue	$—	$—
Cost of revenue (exclusive of depreciation)	—	—
Operating expenses (including related party)	66	—
HPC leasing segment profit (loss)	$(66)	$—

The following table presents a reconciliation of the reportable segment profit to loss before income taxes and equity in net income of investee included in the Company’s condensed consolidated statements of operations for the years months ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023

Reportable segment profit	$69,794	$37,025
Selling, general and administrative expenses	57,883	23,693
Selling, general and administrative expenses – related party	12,695	13,325
Depreciation	59,808	28,350
Gain on fair value of digital assets, net	(2,200)	—
Realized gain on sale of digital assets	—	(3,174)
Impairment of digital assets	—	3,043
Loss on disposals of property, plant, and equipment, net	17,824	1,209
Operating loss	(76,216)	(29,421)
Interest expense	(19,794)	(34,812)
Loss on extinguishment of debt	(6,300)	—
Interest income	3,927	231
Loss before income tax and equity in net income of investee	$(98,383)	$(64,002)

PART IV
ITEM 6.    Exhibits, Financial Statement Schedules

Exhibit Number	Description

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

**3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of September 30, 2025.

(3.6)
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

(4.3)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 25, 2024).
(4.4)
Form of Warrant Agreement, dated August 13, 2025, by and between TeraWulf Inc. and Google LLC (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

(4.5)
Indenture, dated as of August 20, 2025, between TeraWulf Inc. and Wilmington Trust, National Association, as trustee, related to the 1.00% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 20, 2025).

(4.6)
Form of note representing the 1.00% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 20, 2025).

(4.7)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 20, 2025).
(4.8)
Indenture, dated as of October 23, 2025, among WULF Compute LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the 7.750% Senior Secured Notes (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 23, 2025).

(4.9)
Form of note representing the 7.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 23, 2025).

(4.1)
Indenture, dated as of October 31, 2025, between TeraWulf Inc. and Wilmington Trust, National Association, as trustee, related to the 0.00% Convertible Senior Notes (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 31, 2025).

(4.1)
Form of note representing the 0.00% Convertible Senior Notes due 2032 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 31, 2025).

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

(10.7)
Lease Agreement, dated August 12, 2025, by and between Cayuga Operating Company LLC and Lake Hawkeye LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

(10.8)
Registration Rights Agreement, dated August 12, 2025, by and among TeraWulf Inc. and Riesling Power LLC (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

(10.9)
Form of Recognition Agreement, dated August 13, 2025, by and between Akela Data LLC, Fluidstack USA I Inc. and Google LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024, and (v) Notes to Condensed Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

November 10, 2025	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William J. Tanimoto
William J. Tanimoto Chief Accounting Officer (Principal Accounting Officer)