Form 10-K
period 2025-12-31
TERAWULF INC.
filed 2026-02-27
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s second fiscal quarter, was approximately $1,272,261,399.
There were 424,068,125 shares of common stock outstanding as of February 24, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders.

TERAWULF INC.
(i)

TERAWULF INC.
As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”), the terms “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc., a Delaware corporation and its consolidated subsidiaries, unless otherwise indicated.
PART I
ITEM 1.    Business
Overview
We are a vertically integrated owner, developer, and operator of large-scale digital infrastructure in the United States, purpose-built to support high-performance computing (“HPC”) workloads, including artificial intelligence (“AI”), machine learning, and advanced cloud applications.
Our strategy is grounded in controlling infrastructure at utility scale and pairing compute‑optimized facilities with reliable, long‑duration power resources. By controlling land use through ownership or long-term ground leases, together with interconnection rights, electrical and cooling infrastructure, and, where applicable, on-site generation, we deliver resilient, cost-efficient capacity to hyperscale and enterprise customers through long-term hosting arrangements. This infrastructure-first approach enables TeraWulf to serve Tier-1 counterparties while maintaining operational control, development flexibility, and disciplined capital allocation.
Our platform is differentiated by long-term control of utility-scale infrastructure, deep in-house power and grid expertise, and a scalable development model supported by long-term, credit-enhanced customer contracts.
HPC Platform and Development Pipeline
Our contracted HPC platform currently consists of two primary campuses:
•Lake Mariner Data Campus (the “Lake Mariner Data Campus”), located in Barker, New York within the single-state New York Independent System Operator (“NYISO”) market; and
•Abernathy HPC Campus (the “Abernathy HPC Campus”), located in Abernathy, Texas, within the Southwest Power Pool (SPP).
Both campuses have been engineered for phased, large‑scale deployments of liquid‑cooled, hyperscale compute and are supported by long‑term contractual arrangements with credit‑enhanced counterparties. Together, these campuses have contracted 522 MW of critical IT load with long‑dated revenue visibility.
In addition, the Company holds a long‑term ground lease in Lansing, New York (the “Cayuga Site”), which, upon completion of permitting and site development, has the potential to support up to 400 MW of gross capacity, representing approximately 320 MW of contractual critical IT load. The Cayuga Site provides a third anchor location with existing interconnection and supporting infrastructure and represents a key component of the Company’s forward development pipeline.
Through a combination of contracted capacity and future expansion opportunities, TeraWulf has established a multi‑regional HPC platform designed to support sustained growth. The Company’s development model targets the contraction of approximately 250 MW to 500 MW of new critical IT HPC capacity annually, aligned with customer demand, power availability, and regional grid conditions.
Business Strategy
TeraWulf’s business strategy is focused on the development, ownership, and operation of large‑scale, power‑advantaged digital infrastructure serving hyperscale and enterprise HPC workloads. Our approach is differentiated by:
•Infrastructure Control and Vertical Integration – We retain majority ownership and direct operational control over core infrastructure assets, including land positions (through ownership or long‑term ground leases), interconnection rights, electrical systems, cooling infrastructure, and, where applicable, on‑site generation. This vertical integration enables disciplined execution, governance oversight, and infrastructure‑style returns.

•Long‑Term, Credit‑Enhanced Contracting – Our HPC arrangements are structured as long‑term data center leases, typically with base terms ranging from 10 to 25 years, contractual escalators, and renewal and contraction options. Certain projects benefit from investment‑grade credit support, materially strengthening the risk profile and durability of contracted revenues.
•Scalable, Multi‑Phase Development – Each campus is designed for modular expansion. Initial phases deliver near‑term contracted capacity, while subsequent phases are developed in line with customer deployment schedules and power availability. This phased approach allows us to efficiently convert advantaged infrastructure positions into incremental contracted capacity over time.
Our strategy is designed to produce durable, infrastructure‑like cash flows while preserving flexibility to scale alongside accelerating demand for compute.
Evolution of Our Business and Capital Allocation
TeraWulf has undergone a deliberate strategic transition toward HPC hosting as its primary business. While the Company operates legacy bitcoin mining facilities and leverages this flexible compute load to support early HPC infrastructure development, going forward capital allocation will be focused on HPC data center development, long-term hosting arrangements, and infrastructure supporting AI-driven compute workloads.
While the Company currently derives the majority of its revenue from bitcoin mining, HPC hosting is now the Company’s primary growth driver and operating focus.
Power Strategy and Responsible Design
TeraWulf’s power strategy emphasizes reliability, efficiency, and responsible integration with regional electric grids. Our campuses are designed to operate with long-duration, cost-competitive power resources that support both customer uptime requirements and broader grid stability.
The Company’s development and operations team brings deep experience in power generation, transmission, interconnection, and large-scale energy infrastructure, which informs site selection, facility design, and day-to-day operations. This expertise enables TeraWulf to evaluate and develop complex, power-intensive sites efficiently and to structure infrastructure solutions that support high-density, mission-critical compute. We believe this power and infrastructure experience provides meaningful differentiation relative to many data center developers that do not have comparable in-house energy expertise.
As part of this strategy, the Company expects to acquire and develop sites that may include on-site generation, battery storage, and other dispatchable resources, primarily to enhance reliability for mission-critical compute and to support grid operations where appropriate. These assets are intended to improve operational resilience, enable participation in ancillary services, and reduce congestion and volatility on regional power systems. Rather than relying on a singular energy narrative, TeraWulf focuses on responsible facility design, efficient power utilization, and long-term infrastructure stewardship.
Environmental and Power Considerations
TeraWulf’s approach to environmental and energy considerations is grounded in responsible infrastructure design, operational efficiency, and reliable integration with regional electric grids. The Company develops and operates digital infrastructure on existing industrial and energy sites, prioritizing reuse of legacy assets and minimizing incremental land disturbance.
Our data center campuses are engineered to support high-density, mission-critical compute while emphasizing efficient power utilization, advanced cooling architectures, and resilient electrical design. These facilities are designed to operate with a range of long-duration power resources, including grid-supplied electricity and, where appropriate, on-site generation.
The Company’s environmental focus is centered on disciplined development, efficient operations, and long-term infrastructure stewardship rather than reliance on any single energy source or environmental attribute.
Our Facilities

Lake Mariner Data Campus
The Lake Mariner Data Campus is TeraWulf’s flagship HPC campus and a core component of the Company’s contracted HPC platform. Located in Barker, New York on the site of a former coal‑fired power plant that was retired and repurposed into a modern digital infrastructure campus, operations commenced in March 2022. The site benefits from substantial existing transmission infrastructure and is designed for scalable expansion.
As of December 31, 2025, the Lake Mariner Data Campus operated 245 MW of legacy bitcoin mining capacity and had 18 MW of critical IT HPC capacity. The campus is undergoing phased expansion to support additional HPC contracted deployments with gross capacity of approximately 500 MW in the near term, with potential expansion to approximately 750 MW, subject to additional approvals from the NYISO.
The Lake Mariner Data Campus sources power from the NYISO Zone A grid, which is characterized by low-cost, low-carbon energy. Of the campus’s total power needs, 90 MW is allocated under an agreement with the New York Power Authority (“NYPA”) executed in February 2022, providing high-load factor power under a ten-year term commencing with NYPA’s initial power delivery.
The Lake Mariner Data Campus is designed to support multiple hyperscale and enterprise tenants through modular, phased development and incorporates advanced liquid-cooling systems, redundant electrical architectures, and scalable mechanical and network infrastructure optimized for high-density GPU deployments.
TeraWulf operates the Lake Mariner Data Campus through its subsidiaries La Lupa Data LLC (“La Lupa”) and Akela Data LLC (“Akela”). Collectively, La Lupa and Akela represent 438 MW of contracted critical IT HPC capacity at the Lake Mariner Data Campus, with some deliveries having commenced in 2025 and others extending into 2026.
La Lupa
In December 2024, La Lupa entered into long-term data center lease agreements with Core42 (the “Core42 Leases”), pursuant to which we committed to deliver 60 MW of critical IT load. The Core42 Leases have an initial ten-year term with two five-year renewal options and include customary provisions governing operating standards, service levels, and expansion rights. Construction commenced in 2024 and continued into 2025; commissioning activities commenced in 2025 with phased deliveries aligned to meet Core42’s deployment schedule.
Akela
In August 2025, Akela entered into three data center lease agreements (the “Akela Fluidstack Leases”) with Fluidstack USA I Inc. (together with its affiliates, “Fluidstack”), a leading AI cloud platform. Under the Akela Fluidstack Leases, we will provide 378 MW of critical IT load at the Lake Mariner Data Campus. The Akela facilities are being developed in multiple phases, with construction having commenced in 2025 and delivery expected to commence in 2026.
The Akela Fluidstack Leases benefit from substantial credit support provided by Google, which supports Fluidstack’s payment and performance obligations under the leases and materially enhances the credit quality and bankability of our contracted lease revenues. This credit support was a key factor in enabling efficient financing and phased development of the Akela facilities.
Abernathy HPC Campus
The Abernathy HPC Campus reflects the extension of the Company’s relationship with Fluidstack, also supported by credit enhancement from Google, to an additional site in Texas. The campus is being developed through a joint venture in which the Company holds a 50.1% ownership interest.
In October 2025, the Company entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) with Fluidstack CS I Inc. (the “Fluidstack Member”) to govern the terms of operation of FS CS 1 LLC (the “Abernathy Joint Venture”), which will develop, lease and operate the Abernathy HPC Campus.
The Abernathy HPC Campus is designed for 168 MW critical IT load, representing the full build-out of the site. This capacity is fully pre-leased to Fluidstack USA III under a 25-year data center lease with built-in rent escalators and options for term contraction (the “Abernathy Fluidstack Lease” and, together with the Akela Fluidstack Leases, the

“Fluidstack Leases”). Construction is proceeding in phases, with completion and delivery currently targeted for the second half of 2026.
Similar to Akela, the Abernathy Fluidstack Lease benefits from credit support from Google, which provides financial support for Fluidstack’s obligations under the sublease, materially strengthening the risk profile of our contracted revenues and facilitating third-party financing.
Infrastructure First Growth Model
Across all campuses, TeraWulf prioritizes reuse of existing industrial and energy infrastructure, accelerated permitting pathways, and disciplined expansion aligned with customer demand. By combining utility-scale infrastructure control, long-term contracted revenues supported by credit-enhanced counterparties, and a scalable development pipeline, the Company is positioned to support the growing demand for AI and high-density compute while delivering durable value to shareholders.
Our Strengths
Infrastructure Control and Vertical Integration
TeraWulf’s business is built around long-term control of digital infrastructure assets, including land use through ownership or long-term ground leases, interconnection rights, data center buildings, electrical and cooling systems, and, where applicable, on-site generation. This infrastructure-centric model enables disciplined execution across development and operations, enhances reliability, and supports efficient delivery of large-scale HPC capacity.
Direct control over critical infrastructure allows the Company to maintain governance authority, manage development risk, and align capital deployment with long-term customer commitments, while supporting transparency and accountability for stakeholders.
Reliable and Cost-Competitive Power Strategy
TeraWulf develops and operates its campuses in power-advantaged markets with access to long-duration, cost-competitive electricity. Our infrastructure is designed to support high-load-factor operations and mission-critical compute, while maintaining flexibility to integrate grid-supplied power and, where appropriate, on-site dispatchable resources.
This approach supports predictable operating costs, enhances resilience, and enables participation in grid-support mechanisms, positioning the Company to serve hyperscale and enterprise customers with demanding uptime and performance requirements.
Scalable Platform with Embedded Expansion Optionality
TeraWulf’s campuses are designed for modular, phased expansion, allowing capacity to be added efficiently as customer demand materializes. The Company’s development pipeline leverages existing industrial sites, established interconnection, and scalable electrical and cooling architectures to shorten development timelines and reduce execution risk.
At the Lake Mariner Data Campus, the Company can scale capacity to approximately 500 MW in the near term and up to approximately 750 MW with additional approvals from the NYISO. Together with the Abernathy HPC Campus and the Cayuga Site, this platform supports the Company’s objective of contracting 250 MW to 500 MW of new critical IT HPC capacity annually, subject to market conditions and power availability.
Experienced Management and Operations Team
TeraWulf’s senior management team brings decades of experience in energy infrastructure development, ownership, and operations, including large-scale power generation and industrial asset redevelopment. This experience underpins the Company’s ability to execute complex projects, manage grid interdependencies, and operate mission-critical infrastructure. To align management incentives with long-term shareholder value, a substantial portion of our senior management and director compensation is equity-based.
The Company also benefits from the expertise of its subsidiary Beowulf Electricity & Data LLC (“Beowulf E&D”), which supports development, construction, and operational functions. The Beowulf E&D team has more than 30 years of experience managing large-scale energy facilities and plays a key role in supporting the Company’s data center operations.
Competition
TeraWulf operates in a highly competitive market for digital infrastructure serving HPC and AI workloads. Competition is primarily centered on securing and developing high-power sites, accessing reliable and cost-competitive electricity, and attracting capital to build and operate facilities capable of supporting high-density compute.
The Company competes with a range of participants, including data center real estate investment trusts (REITs), independent data center developers, hyperscalers, infrastructure funds, and, in certain cases, digital asset miners with infrastructure suitable for HPC conversion. Competitive factors include site availability, power availability and economics, execution capability, access to capital, and customer relationships.
Bitcoin Mining Operations, Equipment, and Suppliers
While TeraWulf’s primary strategic focus has shifted to HPC hosting, the Company continues to operate bitcoin mining assets utilizing existing infrastructure. The Company owns specialized mining computers configured to validate transactions on the bitcoin network. Substantially all of these miners were manufactured by Bitmain and incorporate application-specific integrated circuit (“ASIC”) chips. As of December 31, 2025, the Company had approximately 49,400 bitcoin miners operational at the Lake Mariner Data Campus, representing approximately 9.3 EH/s of self-mining capacity.
Regulation
TeraWulf operates in a highly regulated environment, including regulations applicable to data centers, power generation, grid interconnection, environmental compliance, and, to a lesser extent, digital asset mining. Regulatory frameworks governing digital assets continue to evolve, and changes in laws or regulations could affect the Company’s remaining mining operations.
The Company actively monitors regulatory developments and engages with policymakers and industry organizations to provide input on issues relevant to digital infrastructure, power markets, and grid reliability.
Intellectual Property
TeraWulf utilizes proprietary processes and third-party hardware and software in connection with its HPC hosting and bitcoin mining operations. Certain software components may be subject to open-source licenses, and the Company complies with applicable license terms.
The Company does not currently hold patents and relies on trade secrets, trademarks, service marks, copyrights, and contractual protections to safeguard its intellectual property and competitive position.
Human Capital Resource Management
As of the date of this Annual Report, TeraWulf had 141 full-time employees, including employees of Beowulf E&D, its wholly owned subsidiary, who perform services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. All of TeraWulf’s and Beowulf E&D’s employees are in the United States, primarily in New York and Maryland. None of TeraWulf’s or Beowulf E&D’s employees are represented by a labor union or covered by collective bargaining agreements.
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
Furthermore, each employee of TeraWulf and many employees of Beowulf E&D hold ownership in the Company through equity awards granted under our 2021 Omnibus Incentive Plan (as amended, the “Plan”). The primary objective of the Plan is to attract, retain, and motivate employees, executive officers, and directors through the provision of stock-based compensation awards.
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
Cybersecurity
TeraWulf maintains a cybersecurity risk management program that includes physical, procedural, and technical safeguards designed to protect information systems and data. These measures aim to safeguard sensitive information and protect our operations against unauthorized access. The Company has established a cybersecurity risk management program detailed in our Information Security and Cybersecurity Policy. This policy is designed to uphold the confidentiality, integrity, and availability of our critical systems and information.
As of the current filing date, the Company has not experienced material cybersecurity incidents that have had a significant impact on its operations or financial condition.
Insurance
The Company maintains property and casualty insurance coverage for its facilities and assets consistent with industry practice for digital infrastructure operations.
For its bitcoin mining assets at the Lake Mariner Data Campus, the Company carries replacement cost all-risk property insurance with coverage limits of approximately $50 million per occurrence. Given the limited availability of business interruption insurance for bitcoin mining operations, the Company does not currently maintain business interruption coverage for these assets and continues to monitor market availability.
For its operating HPC infrastructure assets, the Company maintains replacement cost all-risk property insurance with coverage limits generally up to estimated full replacement value, together with business interruption insurance designed to protect against certain losses resulting from covered events.
In addition, the Company maintains separate cyber liability insurance with an aggregate limit of approximately $15 million. Insurance coverage levels are reviewed annually in consultation with the Company’s insurance advisors, and the Company may adjust coverage as its asset base and operational profile evolve.
Corporate Information
TeraWulf was incorporated under the laws of the State of Delaware in February 2021 and commenced trading on The Nasdaq Stock Market LLC (the “Nasdaq”) under the symbol “WULF” on December 14, 2021. Our principal executive offices are located at 9 Federal Street, Easton, Maryland 21601. Our telephone number is (410) 770-9500 and our website address is www.terawulf.com. Please note that the contents of, or information accessible through, our website are not part of this Annual Report.
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

Forward-Looking Statements
This Annual Report contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. These forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For TeraWulf, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•the ability to complete our data center campuses and future strategic growth initiatives in a timely manner or within anticipated cost estimates;
•the ability to attract additional customers to lease our HPC data centers;
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
•conditions in the cryptocurrency mining industry, including any prolonged substantial reduction in the value of bitcoin;
•currency exchange rate fluctuations; and
•other risks, uncertainties and factors included or incorporated by reference in this Annual Report, including those set forth under “Risk Factors” in this Annual Report.
These forward-looking statements reflect our views with respect to future events as of the date of this Annual Report and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report and, except as required by law, we undertake no obligation to update or review publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. You should read this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may undertake. We qualify all of our forward-looking statements by these cautionary statements.

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
Risks Related to Our HPC and Data Center Business

•Our HPC business strategy may not perform as planned.
•If we are unable to complete our data center campuses and future strategic growth initiatives in a timely manner or within anticipated cost estimates, our business and results of operations could be adversely affected.
•Delays in lease commencement, limitations in customer backstop arrangements and the potential insufficiency of completion guarantees could adversely affect our financial condition and results of operations.
•We may be harmed by increased costs to procure power, prolonged power and internet outages, shortages or capacity constraints as well as insufficient access to power.
•Our ability to successfully develop projects is impacted by the availability of, and access to, interconnection facilities and transmission systems.
•Since the development, construction and operation of the Abernathy HPC Campus is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.
•We depend on significant customers for our HPC data centers.
•Our contracts with HPC data center customers could subject us to significant liability.
•Certain of our agreements with HPC data center customers may include restrictions on providing HPC hosting and colocation services to certain third parties, which could have a material adverse effect on us.
•We may be unable to access sufficient additional capital for future strategic growth initiatives, and any such capital raises may be dilutive or subject to restrictive terms.
•Failure to successfully integrate acquired businesses could negatively impact our balance sheet and results of operations.
•We may experience increased compliance costs as a result of our strategic acquisitions.
•The development and advancement in the efficiency of AI models presents risks and challenges that may adversely impact our business and operating results.
•Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability to us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.
•We are currently making considerable investments in our information technology systems and processes. Difficulties from or disruptions to these efforts may interrupt our normal operations and adversely affect our business and results of operations.
•We depend on attracting and retaining officers, managers, and skilled professionals.

•Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions.
•We have a history of operating losses, and we may report additional operating losses in the future.
Risks Related to the Bitcoin Mining Business
•Our ability to achieve profitability is largely dependent on the price of bitcoin, which has historically been volatile.
•Instability, fraud or failures within the broader cryptocurrency ecosystem may adversely affect the price of bitcoin and our results of operations.
•Bitcoin is subject to halving, and our bitcoin mining operations may generate less revenue as a result.
•Because our miners are designed specifically to mine bitcoin and may not be readily adaptable to other uses, a sustained decline in bitcoin’s value could adversely affect our business and results of operations.
•Our reliance on third-party miners may subject our operations to increased risk of design flaws.
•Our use of a third-party mining pool exposes us to certain risks.
•We may not be able to realize the benefits of forks.
•Incorrect or fraudulent bitcoin transactions may be irreversible and we could lose access to our bitcoin.
•Digital assets held by the Company are not subject to FDIC or SIPC protections.
Risks Related to Governmental Regulation and Enforcement
•We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.
•Bitcoin and bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.
•Changing environmental regulation and public energy policy may expose our business to new risks.
•The compliance costs of responding to new and changing regulations could adversely affect our operations.
•Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.
•We may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against the Company, requiring material future cash payments or charges, which could impair our financial condition and results of operations.
•The Company may be classified as an inadvertent investment company.
•If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on the Company or its shareholders.
Risks Related to Ownership of our Common Stock
•The trading price of shares of our common stock has been subject to volatility.

•We are and may continue to be subject to short selling strategies.
•We have financed our strategic growth through our at-the-market (“ATM”) offerings and issuances of our common stock.
•The issuance, conversion, or exercise of our convertible notes and other convertible securities and warrants will dilute our stockholders’ ownership.
•Because we do not currently intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

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
Risks Related to Our HPC and Data Center Business
Our HPC business strategy may not perform as planned.
We believe the potential for HPC hosting complements our current business model with expected stable, long-term and high margin revenue. However, the success of our HPC hosting services may not develop as anticipated, and may be affected by factors such as the reliability and timing of power supply, supply chain disruption (including local labor availability), the implementation of new tariffs and more restrictive trade regulations and changes in in-house specialized expertise to manage the business. A failure to successfully implement our HPC business strategy may adversely affect our business, prospects, or operations.
If we are unable to complete our data center campuses and future strategic growth initiatives in a timely manner or within anticipated cost estimates, our business and results of operations could be adversely affected.
Our business depends upon the completion and build-out of our HPC and AI-focused data center campuses (including the Lake Mariner Data Campus and the Abernathy HPC Campus) and other future strategic growth initiatives. Until we complete construction of the facilities required by our customer leases and hosting agreements, we will not realize the full amount of projected revenue from those leases. While our present expansion projects are proceeding on track with our expectations, we cannot guarantee we will complete these expansions or future strategic growth initiatives on time or within our anticipated cost estimates, if at all, due in part to ongoing challenges to the global supply chain, the implementation of new tariffs and more restrictive trade policies, increased inflation, and changing conditions within the United States labor market.
The expansion and build-out of our data center campuses expose us to significant construction risks, including risks related to construction delays; lack of availability of parts and/or labor; increased prices; labor disputes and work stoppages; unanticipated environmental issues and geological problems; delays related to permitting and approvals from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments. Construction-related projects depend on the skill, experience, and performance of designers, contractors, subcontractors and key suppliers. Should any such party experience financial difficulties or other problems, we could experience significant delays, increased costs and other negative impacts to our expected returns.
Delays in lease commencement, limitations in customer backstop arrangements and the potential insufficiency of completion guarantees could adversely affect our financial condition and results of operations.
Under certain circumstances, lessees may have the right to terminate applicable leases if there are significant delays in construction, subject to extension for force majeure events. We and certain affiliated entities have agreed to provide subsidiaries with funds necessary to achieve target commencement dates under applicable customer leases; however, these completion guarantees may not be sufficient. If we are unable to complete projects within anticipated cost estimates, we may not have sufficient funds to provide necessary support. The failure to complete projects in a timely manner could have a material adverse effect on our financial condition and results of operations.
Customer backstop arrangements of obligations under certain leases (for example, Google’s Backstop of Fluidstack’s obligations under the applicable Fluidstack Leases) are only effective following the commencement of the relevant lease. If one or more leases do not commence as of their respective targeted commencement dates, then the corresponding backstop may not become effective until completion of the applicable project. If completion of a data center campus is delayed beyond specified thresholds, the customer may have the right to terminate the applicable lease. Such termination event would not trigger the backstop. In addition, backstop arrangements are only triggered upon a payment or insolvency event of default under the applicable lease. There are other events of default or termination events that may result in the termination of a lease without triggering the applicable backstop. In addition, if we have a disagreement about whether a backstop has been triggered, there can be no assurance that such backstop will be honored in a timely manner or at all.
We may be harmed by increased costs to procure power, prolonged power and internet outages, shortages or capacity constraints as well as insufficient access to power.
Our bitcoin mining and HPC data center operations require a significant amount of electrical power and access to high-speed internet to be successful. Any power and internet outages, shortages, capacity constraints or significant increases in the cost of power may have an adverse effect on our business and our results of operations, including our mining and data center operations.
We rely on third parties, third party infrastructure, governments, and global supplies to provide a sufficient amount of power to maintain our bitcoin mining and HPC data center operations to meet the needs of our current and future HPC hosting and colocation customers. Any limitation on the delivered energy supply could limit our ability to operate our bitcoin mining and HPC data centers. These limitations could have a negative impact on our existing data center campuses or limit our ability to grow our business, which could negatively affect our financial performance and results of operations. Each new HPC data center requires access to significant quantities of electricity. Limitations on generation, transmission and distribution may limit our ability to obtain sufficient power capacity for potential expansion sites or existing markets. Utility companies may impose onerous operating conditions to any approval or provision of power or we may experience significant delays and substantial increased costs to provide the level of electrical service required by our current or future data center designs.
Our ability to successfully develop projects is impacted by the availability of, and access to, interconnection facilities and transmission systems.
In recent years, the time and costs required to secure and expand interconnection facilities and transmissions systems have increased, complicating project planning and creating additional contractual and financial risk for projects under construction. We may face difficulties in expanding our interconnection facilities and access to transmissions systems in a timely manner and at a reasonable cost as well as curtailment resulting from transmission facility downtime, which could materially and adversely affect our results of operations and cash flow.
Since the development, construction and operation of the Abernathy HPC Campus is subject to the terms of a joint venture agreement, TeraWulf may have less control over strategic decisions.
On October 27, 2025, the TeraWulf Member entered into the Abernathy Joint Venture Agreement with the Fluidstack Member. The Abernathy Joint Venture Agreement provides that, except for certain specified matters, decisions are to be made by a majority vote of the board of managers. The board of managers will initially comprise three designees of TeraWulf and two designees of the Fluidstack Member. Any significant disagreements between joint venture partners on strategic decisions or the inability of the Fluidstack Member to meet obligations to the Abernathy Joint Venture or third parties may impede TeraWulf’s ability to control aspects of the development, construction, and operation of the Abernathy HPC Campus.
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
We may be unable to access sufficient additional capital for future strategic growth initiatives, and any such capital raises may be dilutive or subject to restrictive terms.
The expansion of our digital infrastructure to support HPC hosting and colocation and our future strategic growth initiatives are capital-intensive. We expect to raise additional capital to fund these initiatives; however, we may be unable to do so in a timely manner, in sufficient quantities, or on terms acceptable to us, if at all. If we raise additional equity financing, our stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline.

If we engage in debt financing, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference and may require us to accept restrictive covenants. If we are unable to generate sufficient cash flows from operations to support our strategic growth, we may be required to reduce or delay investments, sell assets, or obtain financing on terms that may be onerous or highly dilutive.
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
The introduction of, and advancement in the efficiency of AI models could potentially adversely affect data center usage by significantly reducing the computational power needed to train AI models, potentially leading to less demand for high-power density, liquid-cooled data center infrastructure and colocation facilities. New advancements in AI models could also alter the way data centers are currently designed and utilized and may adversely affect our business and results of operations.
Cyber-attacks, data breaches or malware may disrupt our operations and trigger significant liability for us, which could harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business.
As a publicly traded company, at times we experience cyber-attacks, such as phishing, and other attempts to gain unauthorized access to our systems, and we anticipate continuing to be subject to such attempts. There is an ongoing risk that some or all of our bitcoin or customer or Company data could be lost or stolen as a result of one or more of these incursions. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats, and, despite our implementation of strict security measures, it is impossible to eliminate all such vulnerability. For instance, we may not be able to ensure the adequacy of the security measures employed by third parties, such as our service providers. Additionally, though we provide cybersecurity training for all employees, we cannot guarantee that we will not be affected by further phishing attempts. Efforts to limit the ability of malicious actors to disrupt the operations of the internet or undermine our own security efforts may be costly to implement and may not be successful.

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
We have been making considerable investments in our information technology systems and processes and expect such investment to continue for the foreseeable future in support of our bitcoin mining operations and our expansion into HPC hosting and colocation. These continuing investments and upgrades include the implementation of new tools and technologies to further streamline and automate processes, including with respect to procurement, and to support our compliance with evolving U.S. GAAP. These investments and upgrades and may take longer to complete and cost more than originally planned. As a result of our continued work on these projects, we may experience difficulties with our systems and business disruptions. Any such difficulties or disruptions may adversely affect our business and results of operations.
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
Companies across many industries are facing increasing scrutiny related to their ESG practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, has resulted in and may continue to result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees.
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
We have recorded historical losses and negative cash flows from our operations, including from our bitcoin mining activities when the value of bitcoin mined did not exceed our associated costs. As we transition an increasing portion of our business toward HPC hosting and colocation, we are making substantial capital investments in developing and expanding our data center campuses. These investments are capital-intensive and revenue from HPC hosting is dependent upon the completion and commencement of customer leases. Future market prices of bitcoin remain difficult to predict, and demand for HPC hosting services may not develop as anticipated. There can be no assurance that revenue from our bitcoin mining operations and HPC data center operations will exceed our associated operating and capital costs.
Risks Related to the Bitcoin Mining Business
Our ability to achieve profitability is largely dependent on the price of bitcoin, which has historically been volatile.
Our existing bitcoin mining operations are largely based on our assumptions regarding the future value of bitcoin, which has been subject to significant historical volatility and may be subject to influence from malicious actors, real or perceived scarcity of bitcoin, political, economic, and regulatory conditions and speculation making bitcoin’s price more volatile or creating “bubble” type risks for the trading price of bitcoin. Further, unlike traditional stock exchanges, which have listing requirements and vet issuers, requiring companies to comply with rigorous listing standards and rules, which monitor transactions for fraud and other improprieties, markets for bitcoin and other cryptocurrencies tend to be unregulated or underregulated. In general, less stringent markets are perceived to have a higher risk of fraud or manipulation and any lack of oversight or perceived lack of transparency could reduce confidence in the price of bitcoin and other cryptocurrencies, which could adversely affect the price of bitcoin. Bitcoin and crypto asset markets generally may be subject to increased scrutiny and regulation by the U.S. legislature and government agencies, and such evolving regulatory and legal environment may impact our bitcoin mining activities and therefore an impact on our business.
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
Instability, fraud, or failures within the broader cryptocurrency ecosystem may adversely affect the price of bitcoin and our results of operations.
Digital asset exchanges and cryptocurrency platforms are relatively new and, in many cases, lightly regulated. Certain exchanges have filed for bankruptcy or become subject to investigation by governmental agencies for fraud or other misconduct, resulting in increased volatility and loss of confidence in digital asset markets. Bitcoin is subject to price volatility resulting from financial instability, poor business practices, fraudulent activities of participants in the broader cryptocurrency market and heightened regulatory scrutiny.
A perceived lack of stability in the digital asset exchange market, the closure or temporary shutdown of exchanges due to business failure, cyber-attacks, government-mandated regulation or fraud, or other disruptions in the cryptocurrency ecosystem may reduce confidence in digital asset networks and result in greater volatility in bitcoin values. Such developments could adversely affect our bitcoin mining operations and our financial condition.
Bitcoin is subject to halving, and our bitcoin mining operations may generate less revenue as a result.
The number of new bitcoin awarded for solving a block is cut in half at mathematically predetermined intervals, known as “halving”. The next halving for the bitcoin blockchain is currently anticipated to occur in April 2028. While bitcoin prices have historically increased around these halving events, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining rewards. If a corresponding and proportionate increase in the price of bitcoin does not follow future halving events, the revenue we earn from our bitcoin mining operations would see a decrease, which could have a material adverse effect on our results of operations and financial condition.

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
Risks Related to Governmental Regulation and Enforcement
We are subject to a highly-evolving regulatory landscape and any adverse changes to, or our failure to comply with, any laws and regulations could adversely affect our business, reputation, prospects or operations.
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
The issuance, conversion, or exercise of convertible notes and other convertible securities and warrants will dilute our stockholders' ownership.
We have issued, and may continue to issue, convertible securities and warrants to business counterparties and institutional investors. We have also issued convertible notes to certain institutional investors in private offerings. The exercise, conversion, or exchange of these instruments, including for other securities, will dilute existing stockholders’ ownership percentages. This dilution may negatively impact our ability to obtain additional capital. Holders of these securities may choose to exercise or convert them at times when we could otherwise secure equity capital on more favorable terms or when our common stock is trading above the exercise or conversion price.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is one component of our information security program that guides continuous improvement to, and evaluates these security objectives for our critical systems, data, and operations. Additionally, the Company maintains an Information Security Program designed to prevent, detect, and respond to cyberattacks, and maintains a cybersecurity incident response plan designed to enable the Company to respond to cybersecurity incidents, coordinate such responses with law enforcement and other governmental agencies, and notify clients and customers, as applicable. Our approach to controls and risk management is based on guidance from the National Institute of Standards and Technology (“NIST”). This does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use NIST frameworks, guidance and recommendations to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.

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
Cybersecurity Governance
Our Audit Committee of the Board considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program.
The Board and the Audit Committee receive periodic reports from management on our cybersecurity risks. In addition, management updates the Board and the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Board and the Audit Committee also receive briefings from management on our cyber risk management program. Board and Audit Committee members receive presentations on cybersecurity topics from our Vice President of Cyber Security, risk management and internal security staff or external experts as part of the Board and the Audit Committee’s continuing education on topics that impact public companies.
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
Our Vice President of Cyber Security also serves as our Chief Information Security Officer and is responsible for managing and implementing the Company’s Information Security and Cybersecurity policy, which can be found on the Company’s website. In addition, the Vice President of Cyber Security sets company-wide control requirements, assesses adherence to controls, identifies and prioritizes cybersecurity risks, and oversees incident protection and response. The

Company’s Chief Information Officer possesses over 20 years of experience in information technology and the recently appointed Vice President of Cyber Security has more than 15 years of information technology and cybersecurity oversight.
ITEM 2.    Properties
Corporate Headquarters
TeraWulf maintains its principal corporate offices in Easton, Maryland and New York, New York. The Company considers its current office space adequate for its existing operations.
Lake Mariner Data Campus
TeraWulf owns and operates the Lake Mariner Data Campus, a high-performance digital infrastructure campus located in Barker, New York, on the site of a former coal-fired power plant. The campus began sustainably mining bitcoin in March 2022 and, as of December 31, 2025 the Lake Mariner Data Campus operated 245 MW of legacy bitcoin mining capacity and had 18 critical IT MW of HPC capacity. The campus is undergoing phased expansion to support additional HPC contracted deployments with gross capacity of approximately 500 MW in the near term, with potential expansion to approximately 750 MW subject to additional approvals from the NYISO.
The Lake Mariner Data Campus operates under a lease agreement with Somerset Operating Company, LLC (“Somerset”), a company controlled by TeraWulf’s CEO. Under the agreement, the Lake Mariner Data Campus leases approximately 157 acres in Niagara County, New York, for an initial term of 35 years which automatically renews for up to nine additional periods of five years each, unless the Company provides written notice to Somerset to terminate the lease at least six months prior to the expiration of the initial term or the then-current renewal term, as applicable. The Lake Mariner Data Campus’ strategic location provides access to low-cost, low-carbon power, making it an optimal hub for both bitcoin mining and HPC hosting operations.
Abernathy HPC Campus
The Abernathy HPC Campus is designed to support HPC and AI workloads, with a total gross capacity of 240 MW and a critical IT load of 168 MW, fully pre-leased to Fluidstack USA III and backstopped by Google’s credit support. The Abernathy HPC Campus will be constructed on a 29.3-acre parcel in Abernathy, Texas, and will feature a purpose-built building of over 637,000 square feet. The site benefits from high-voltage electrical service delivered to two separate substation transformers, ensuring redundancy and reliability for mission-critical operations. Designed with state-of-the-art infrastructure, the campus incorporates N+1 system redundancy, modular and scalable architecture, and advanced cooling systems tailored for HPC and AI workloads. The facility’s strategic location in Abernathy provides direct access to diverse fiber routes and high-bandwidth connectivity to major metropolitan areas across Texas, supporting low-latency data transmission and seamless integration with regional and national networks.
Nautilus Cryptomine Facility
Prior to divesting its interest in 2024 in the Nautilus joint venture (“Nautilus”), TeraWulf operated bitcoin mining activities at the Nautilus Cryptomine Facility, located in Berwick, Pennsylvania. The facility was operated under a ground lease agreement between Nautilus and Cumulus Data LLC (“Cumulus Data”), an affiliate of Talen Energy Corporation. The lease covered the site of the Nautilus Cryptomine Facility for an initial five-year term, with two three-year extension options and an additional interim extension option of up to six and a half months.
On March 1, 2024, Cumulus Data sold substantially all its assets to an unaffiliated third party, including the land leased to Nautilus under the ground lease. In connection with the asset sale, the Nautilus ground lease was assigned to the purchaser of the assets, with no changes to its terms and conditions. Subsequently, on October 2, 2024, TeraWulf sold its entire 25% equity interest in Nautilus to Cumulus Coin LLC, allowing the Company to reallocate capital toward the expansion of its wholly owned digital infrastructure at the Lake Mariner Data Campus and its high-performance computing strategy.
Cayuga Site
The Company holds a long‑term ground lease in Lansing, New York which, upon completion of permitting and site development, has the potential to support up to 400 MW of gross capacity, representing approximately 320 MW of contractual critical IT load. The ground lease agreement is with Cayuga Operating Company LLC (“Cayuga”), a company controlled by TeraWulf’s CEO. Under the agreement, the Company leases approximately 183 acres, including all structures, equipment, facilities and fixtures located thereon for an initial term of 80 years with no renewal rights. Any time after the 50th anniversary of the lease effective date (i) TeraWulf may elect to purchase the leased premises for $100, either as an asset acquisition or through the purchase of all membership interests in Cayuga, and (ii) Cayuga and Cayuga’s parent may require TeraWulf to purchase the leased premises on the same terms.
Hawesville Site
In February 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (“Hawesville Site”). The Hawesville Site is a strategically located brownfield infrastructure site which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network. The Company plans on constructing and operating a HPC/AI data center on the Hawesville Site.
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

PART II
ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for the Registrant’s Common Equity
Our common stock is listed on the Nasdaq under the symbol “WULF.” As of February 24, 2026, there were 49 registered owners of our common stock.
Dividends
We did not declare or pay any cash dividends on our common stock during 2025. We do not currently intend to pay dividends on our common stock and we intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of certain existing and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock may be your sole source of gain for the foreseeable future.
Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities
On October 23, 2024, the Company announced that the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of its common stock through December 31, 2025. In May 2025, the Board of Directors agreed that the share repurchase program authorization shall continue unless and until the Company purchases $200.0 million of its common stock or it is revoked by the Board of Directors.
During the fourth quarter of 2025, the Company repurchased shares of its common stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
October 1 through October 31, 2025	—	$—	—	$200,000,000
November 1 through November 30, 2025	—	—	—	200,000,000
December 1 through December 31, 2025	—	—	—	200,000,000
Total	—	$—	—	$200,000,000
Unregistered Sale of Equity Securities
There have been no sales of unregistered securities by the Company during the year ended December 31, 2025, except as previously disclosed on Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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

This MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included, and can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are a vertically integrated owner, developer, and operator of digital infrastructure assets in the United States, purpose-built to support HPC workloads, including AI, machine learning, and advanced cloud applications.
The Company has undergone a deliberate strategic transition toward HPC hosting as its primary business. While TeraWulf historically operated bitcoin mining facilities and leveraged flexible compute loads to support early infrastructure development, going forward the Company’s capital allocation, development activities, and operating focus are centered on HPC data center development, long-term hosting arrangements, and infrastructure supporting AI-driven compute workloads.
Our strategy is grounded in controlling infrastructure at utility scale and pairing compute-optimized facilities with reliable, long-duration power resources. By controlling land use through ownership or long-term ground leases, together with interconnection rights, electrical and cooling infrastructure, and, where appropriate, on-site generation, the Company delivers resilient, cost-efficient capacity to hyperscale and enterprise customers under multi-year hosting arrangements.
The Company’s platform is differentiated by long-term control of utility-scale infrastructure, deep in-house power and grid expertise, and a scalable development model supported by long-term, credit-enhanced customer contracts.
Strategy Execution and Capital Allocation
Management’s execution of the Company’s strategy is focused on converting advantaged infrastructure positions into long-dated, contracted HPC capacity. This execution model emphasizes vertical integration, long-duration customer contracts supported by credit enhancement, and phased development aligned with customer deployment schedules and power availability.
A core element of this approach is infrastructure control. By retaining control over land use, interconnection rights, electrical and cooling systems, and on-site generation where appropriate, the Company is able to manage development risk, optimize capital deployment, and maintain operational oversight throughout the lifecycle of its facilities. Management believes this approach reduces execution risk relative to third-party development models and supports infrastructure-style returns.
The Company’s contracting strategy prioritizes multi-year hosting arrangements with credit-supported counterparties. These arrangements provide long-dated revenue visibility, support project-level financing, and reduce cash flow volatility as the platform scales. Credit enhancement associated with certain customer contracts has been a key factor in accelerating development timelines and enabling third-party financing.
Each campus is designed for modular, multi-phase expansion. Initial phases deliver near-term contracted capacity, while subsequent phases are developed in line with customer demand and power availability. Management believes this phased approach allows the Company to scale efficiently while maintaining capital discipline.
Consistent with this strategy, the Company has deliberately shifted capital allocation away from new bitcoin mining investments and toward HPC data center development. While legacy mining operations continue to utilize existing infrastructure, management does not intend to deploy incremental growth capital to mining activities.
Strategic Transactions
Acquisition of Beowulf E&D
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100% of the membership interests in Beowulf Electricity & Data LLC, Beowulf E&D (NY) LLC and Beowulf E&D (MD) LLC (collectively, “Beowulf E&D”). Additional detail regarding the consideration paid and contingent consideration associated with the Beowulf E&D acquisition is included in Note 3 to the consolidated financial statements.

The acquisition materially expanded the Company’s internal capabilities across power infrastructure development, site operations, engineering, and project execution. Approximately 94 employees transitioned to the Company as part of the transaction. Management believes this acquisition strengthened operational integration and execution capability as the Company scales its HPC platform.
Cayuga Site Ground Lease
On August 12, 2025, the Company entered into a long-term ground lease for approximately 183 acres in Lansing, New York. Upon completion of permitting and site development, the Cayuga Site has the potential for up to 400 MW of gross capacity, supporting approximately 320 MW of critical IT load. The Cayuga Site provides an additional anchor location with existing interconnection and supporting infrastructure and represents a key component of the Company’s forward development pipeline.
Abernathy Joint Venture
On October 27, 2025, the Company entered into an amended and restated limited liability company agreement governing the Abernathy Joint Venture. The Company holds a 50.1% equity interest in the joint venture. The Abernathy HPC Campus represents the extension of the Company’s commercial relationship with Fluidstack, supported by the same credit enhancement framework, to an additional site.
The Abernathy HPC Campus is designed for 168 MW of critical IT load, representing the full build-out of the site. The campus is 100% pre-leased to Fluidstack under a 25-year data center sublease with contractual rent escalators and options for term contraction. Lease obligations are supported by investment-grade credit enhancement provided by Google, materially strengthening the credit profile of the contracted revenues and facilitating third-party debt financing.
Management believes the Abernathy Joint Venture reflects the extension of the Company’s commercial relationship with Fluidstack, supported by continued credit enhancement from Google, to an additional site.
Operations Overview
The Company’s primary operating campus is the Lake Mariner Data Campus, located in Barker, New York on the site of a former coal-fired power plant that was retired and repurposed into a modern digital infrastructure campus. The site benefits from substantial existing transmission infrastructure and is designed for scalable expansion.
As of December 31, 2025 the Lake Mariner Data Campus operated 245 MW of legacy bitcoin mining capacity and had 18 critical IT MW of HPC capacity. The Company commenced HPC leasing operations at the Lake Mariner Data Campus in July 2025 and is executing a phased expansion to support additional contracted HPC deployments.
The campus is capable of scaling to approximately 500 MW of gross capacity in the near term, with potential expansion to approximately 750 MW subject to additional approvals from the NYISO. Power for the Lake Mariner Data Campus is sourced from the NYISO Zone A grid, with 90 MW allocated under a long-term arrangement with the New York Power Authority.
The Company operates the Lake Mariner Data Campus through La Lupa and Akela. Together, the Company’s contracted HPC platform represents 522 MW of critical IT load, including the Company’s 50.1% attributable share of the Abernathy HPC Campus. As of December 31, 2025, the Company had energized 18 critical IT MW of HPC capacity and remains on track to deliver additional contracted capacity in phases aligned with customer deployment schedules.
Regional Diversification and Platform Resilience
The development of the Abernathy HPC Campus through the Abernathy Joint Venture provides the Company with meaningful regional diversification. By expanding its HPC platform beyond New York into the Southwest Power Pool region, the Company reduces concentration risk related to power markets, regulatory frameworks, weather events, construction timelines, and operational disruptions.
Geographic diversification also helps mitigate the potential impact of localized physical security incidents, natural disasters, and certain cyber events by distributing infrastructure across multiple regions and operating environments. Management believes this diversification enhances overall platform resilience, supports customer deployment flexibility, and strengthens the Company’s ability to maintain continuity of operations across its portfolio.

Power Strategy
The Company’s power strategy emphasizes reliability, efficiency, and responsible integration with regional electric grids. The Company’s development and operations team brings deep experience in power generation, transmission, interconnection, and large-scale energy infrastructure, which informs site selection, facility design, and operational execution.
This power and infrastructure expertise enables the Company to evaluate complex, power-intensive sites efficiently and provides meaningful differentiation relative to data center developers without comparable in-house energy capabilities. The Company expects certain sites to include on-site generation, battery storage and other dispatchable resources to enhance reliability for mission-critical compute and to support grid operations where appropriate.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash on hand, cash generated from operations, sale proceeds from bitcoin, equity issuances, debt financing, and project-level financing arrangements. Capital requirements are driven primarily by HPC data center development, construction activities, and associated infrastructure investments.
Management expects future capital deployment to be focused on contracted HPC projects and disciplined expansion of the Company’s development pipeline. The Company continues to evaluate financing alternatives to support growth while managing balance sheet risk.
Outlook
The Company expects future results to be increasingly influenced by the development and operation of its HPC data center platform. As contracted HPC capacity is delivered and energized under existing hosting arrangements, management expects the Company’s revenue mix to continue shifting toward HPC leasing and away from legacy bitcoin mining operations.
Future performance will depend on the timing of construction, commissioning, customer deployment schedules, access to power and interconnection, and the availability of project-level financing. Management expects capital deployment in future periods to be focused primarily on contracted HPC projects and disciplined expansion of the Company’s development pipeline.
The table below presents the lease and nonlease components of HPC lease revenue for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
HPC lease revenue(1)
Rent	$13,750	$—	$—
Power passthrough(2)	1,404	—	—
Tenant fit out, maintenance and other	1,745	—	—
Total HPC lease revenue	$16,899	$—	$—

Cost of revenue (exclusive of depreciation)(2)	$2,464	$—	$—
(1)    Certain of the Core42 Leases commenced in 2025 which comprised 18 critical IT MW HPC lease capacity as of December 31, 2025. The remainder of the HPC Leases are expected to commence in 2026.
(2)    Cost of revenue (exclusive of depreciation) represents power costs which are passed through to the customer without markup and are included on a gross basis in HPC lease revenue as well as includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Bitcoin Mining Operations
As of December 31, 2025, we owned approximately 54,100 miners, with approximately 49,400 operational at our bitcoin mining facilities on the Lake Mariner Data Campus (the “LMD Bitcoin Mining Facilities”) and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	4,300
Bitmain S19j XP	13,400
Bitmain S19k Pro	1,500
Bitmain S21	8,200
Bitmain S21 Pro	26,700
54,100
As of December 31, 2025, our fleet of miners ranged in age from 0.7 years to 3.6 years and have an average age of approximately 1.2 years. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of December 31, 2025, our fleet of miners at the LMD Bitcoin Mining Facilities had a range of energy efficiency from 15 to 23 joules per terahash (“j/th”) and has an average energy efficiency of 17.2 j/th.
Bitcoin Mining - Share of Global Hashrate
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
The table below presents our miner efficiency and computing power as compared to the global computing power as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024(1)
Global hashrate (EH/s)(2)	980.2	704.0
Miner efficiency (w/th)(3)	17.5	19.0
TeraWulf operational hashrate (EH/s)(4)	9.3	9.7
TeraWulf % of Global hashrate	0.9%	1.4%
(1)     Results as of December 31, 2024 reflect hashrate of mining operations at the LMD Bitcoin Mining Facilities and TeraWulf’s net share of hashrate produced at the Nautilus Cryptomine Facility.
(2)     Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate)
(3)     Joules of energy required to produce each terahash of processing power
(4)     While nameplate at the LMD Bitcoin Mining Facilities was 10.9 EH/s and 9.7 EH/s as of December 31, 2025 and 2024, respectively, actual operational hashrate depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.
As of December 31, 2025, our operating hashrate represented approximately 0.9% of the total global hashrate, aligning with our share of global blockchain rewards. As of that date, this translated to approximately 4 bitcoin mined per day. To maintain profitability, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.

Bitcoin Mining - Average Cost of Bitcoin Mined
The table below presents the average cost of mining each bitcoin, including bitcoin mined at the LMD Bitcoin Mining Facilities and the Company’s net share of bitcoin mined at the Nautilus Cryptomine Facility, for the years ended December 31, 2025 and 2024 and the total energy cost per kWh utilized within the facilities.

	Year Ended December 31,
Cost of mining - Analysis of costs to mine one bitcoin	2025	2024
Cost of mining - LMD Bitcoin Mining Facilities and net share of the Nautilus Cryptomine Facility
Cost of energy per bitcoin mined	$53,609	$25,227
Other direct costs of mining - non energy utilities per bitcoin mined	$72	$41
Cost to mine one bitcoin(1)	$53,681	$25,268
Value of each bitcoin mined(2)	$101,307	$62,889
Cost to mine one bitcoin as % of value of bitcoin mined	53.0%	40.2%

Statistics
LMD Bitcoin Mining Facilities and net share of the Nautilus Cryptomine Facility
Total bitcoin mined(3)	1,496	2,728
Total value of bitcoin mined(2) ($ in thousands)	$151,556	$171,547
Total MWhs utilized	1,344,760	1,601,061
Total energy expense, net of expected demand response proceeds(4) ($ in thousands)	$80,199	$68,815
Cost per kWh	$0.060	$0.043
Energy expense, net as % of value of bitcoin mined	52.9%	40.1%
Other direct costs of mining ($ in thousands)	$108	$111
(1)     “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $41,930 and $22,086 per bitcoin mined for the years ended December 31, 2025 and 2024, respectively, bringing the total “cost to mine one bitcoin” to $95,611 and $47,354 for the years ended December 31, 2025 and 2024, respectively.
(2)     Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned. Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the LMD Bitcoin Mining Facilities.
(3)     Excludes bitcoin earned from profit sharing associated with a bitcoin miner hosting agreement that expired in February 2024 at the LMD Bitcoin Mining Facilities of 0 and 6 bitcoin for the years ended December 31, 2025 and 2024, respectively, and includes TeraWulf’s net share of bitcoin mined at the Nautilus Cryptomine Facility, based on the hashrate share attributed to the Company.
(4)     Excludes energy expenses associated with a bitcoin miner hosting agreement that expired in February 2024 at the LMD Bitcoin Mining Facilities and includes TeraWulf’s net share of energy expense at the Nautilus Cryptomine Facility, based on aggregate nameplate power consumption of deployed miners attributed to TeraWulf’s contribution to Nautilus.
Power costs are the most significant expense in our bitcoin mining operations, accounting for 52.9% and 40.1% of the total value of bitcoin mined for the years ended December 31, 2025 and 2024, respectively. The increase in power costs as a percentage of bitcoin mined in 2025 compared to 2024 was primarily driven by an approximate 30% increase in the realized cost per kWh and a near doubling of network difficulty and the bitcoin halving event in April 2024, which reduced block rewards. These impacts were partially offset by growth in our average operating hashrate for a portion of 2025 and an increase in the average market value of each bitcoin mined.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the LMD Bitcoin Mining Facilities, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms and polar vortices, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. For the years ended December 31, 2025 and 2024, the average aggregate realized power prices at the LMD Bitcoin Mining Facilities and Nautilus Cryptomine Facility were $0.060 and $0.043 per kilowatt hour, respectively.

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
During the years ended December 31, 2025 and 2024, we curtailed operations at the LMD Bitcoin Mining Facilities in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $17.7 million and $8.6 million for the years ended December 31, 2025 and 2024, respectively.
The Company has purchased all miners with cash, without relying on limited recourse equipment financing for miner acquisitions. To support operations, invest in our previously owned Nautilus joint venture, and purchase miners and other fixed assets, we have raised capital through both equity issuances and corporate-level debt. Costs related to these capital raises are not included in this analysis.
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
During the year ended December 31, 2025, the Company recorded accelerated depreciation expense of $19.6 million related to a certain miner building and related miners of which the Company shortened their useful lives based on expected shutdown of operations for purposes of supporting the HPC operations. During the year ended December 31, 2024, the Company recorded accelerated depreciation expense of $5.1 million related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 30, 2024. While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain cases. However, if depreciation were included in the cost of mining analysis, it would add $41,930 and $22,086 per bitcoin mined for the years ended December 31, 2025 and 2024, respectively.
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
Recent Developments
On February 2, 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (“Hawesville”). The Company exercised an exclusivity option to purchase Hawesville, which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network. The Hawesville seller was granted a 6.8% minority equity interest in TeraWulf’s Hawesville development entity, which is intended to develop and own a high-performance computing/artificial intelligence data center on the property. The Hawesville seller has the right to request the redemption of its minority interest starting on the first anniversary of the data center’s commencement of operations (the “Operations Anniversary Date”). The Hawesville seller will not participate in the development, financing, construction, management or operation of the data center and will not have any obligations to contribute capital, unless its minority interest is not redeemed in full within 30 days after the Operations Anniversary Date. The Hawesville acquisition does not require any third-party consents or regulatory approvals and closed effective February 2, 2026.
Additionally, on February 2, 2026, the Company issued a press release announcing the entry into an Equity and Asset Purchase Agreement (the “Morgantown Purchase Agreement”) for the Morgantown generating station in Charles County, Maryland, The Morgantown Purchase Agreement was signed in late 2025 and contemplates the acquisition of the Morgantown generating station, a grid-connected power generation facility with approximately 210 MW of current operational capacity, including electrical infrastructure, associated real property, contracts and other assets (“Morgantown”). The closing of the Morgantown acquisition is subject to certain third-party consents and customary regulatory approvals, including from the Federal Energy Regulatory Commission. The Company expects to close on the Morgantown acquisition in the second quarter of 2026, subject to receiving these consents and approvals.

Results of Operations - Comparative Results for the Years Ended December 31, 2025 and 2024
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using miners owned by the Company. The earned bitcoin are routinely sold for U.S. dollars. The Company also previously earned revenue by providing bitcoin miner hosting services to third parties.
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
The Company’s business strategy centers on maximizing revenue and profitability of our bitcoin mining fleet while expanding our datacenter infrastructure to support HPC leasing activities. We plan to operate infrastructure necessary for profitable bitcoin mining while pursuing high-value HPC leasing opportunities that leverage our power utilization and digital infrastructure. We are confident our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale datacenters. These datacenters are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We are actively seeking opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.
Revenue
The following table presents revenue (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Digital asset revenue	$151,556	$140,051
HPC lease revenue	16,899	—
Total revenue	$168,455	$140,051
Percentage of total revenue
Digital asset revenue	90%	100%
HPC lease revenue	10%	0%
Total revenue	100%	100%
Total revenue for the years ended December 31, 2025 and 2024 was $168.5 million and $140.1 million, respectively, representing an increase of $28.6 million.
Digital asset revenue for the years ended December 31, 2025 and 2024 was $151.6 million and $140.1 million, respectively, an increase of $11.5 million. The increase was primarily attributed to an increase in the average price of bitcoin during the year ended December 31, 2025 of $101,658 as compared to $65,824 during 2024. This increase was partially offset by a decrease in the total bitcoin mined to 1,496 bitcoin during the year ended December 31, 2025 as compared to 2,177 bitcoin mined during the same period in the prior year. Although the Company expanded its mining infrastructure capacity at the LMD Bitcoin Mining Facilities to approximately 245 MW as of December 31, 2025 as compared to 195 MW as of December 31, 2024, total bitcoin mined decreased due to the halving in April 2024 and the increase in network hashrate.
During the years ended December 31, 2025 and 2024, revenue from bitcoin miner hosting was $0 and $0.8 million, respectively, a decrease due to the expiration of the Company’s bitcoin miner hosting contract with a customer in February 2024.

HPC lease revenue for the year ended December 31, 2025 was $16.9 million. In July 2025, the Company commenced its HPC leasing operations and as of December 31, 2025 had energized 18 critical IT MW of HPC leasing capacity at the Lake Mariner Data Campus.
Costs and Expenses
The following table presents cost of revenue (exclusive of deprecation) (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue (exclusive of depreciation)	$82,663	$62,608
Cost of revenue (exclusive of depreciation) for the years ended December 31, 2025 and 2024 was $82.7 million and $62.6 million, respectively, an increase of approximately $20.1 million. Cost of revenues is primarily comprised of power expense which increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, resulting from higher realized power prices during the 2025 period partially offset by higher proceeds from participation in demand response programs.
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the period in which the underlying program occurs. These proceeds totaled $17.7 million and $8.6 million for the years ended December 31, 2025 and 2024, respectively. The Company is actively expanding its enrollment in such available programs in New York State.
The following table presents operating expenses (in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses	$12,115	$3,387
Operating expenses - related party	7,632	4,262
	$19,747	$7,649
Operating expenses (including related party expenses) for the years ended December 31, 2025 and 2024 were approximately $19.7 million and $7.6 million, respectively, a net increase of $12.1 million. Operating expenses increased primarily due to higher miner repairs of $2.9 million and increased site labor of $2.6 million driven by the expansion of operations at the Lake Mariner Data Campus. Operating expense - related party increased primarily due higher rent subsequent to the New Ground Lease in October 2024 of $4.4 million, partially offset by $1.0 million of site labor at the Lake Mariner Data Campus which was previously reported in operating expenses-related party and since the acquisition of Beowulf E&D in May 2025 is included in operating expenses.
The following table presents selling, general and administrative expenses (in thousands):

	Year Ended December 31,
	2025	2024
Selling, general and administrative expenses	$139,465	$57,883
Selling, general and administrative expenses - related party	8,292	12,695
	$147,757	$70,578
Selling, general and administrative expenses (including related party expenses) for the years ended December 31, 2025 and 2024 were $147.8 million and $70.6 million, respectively, a net increase of $77.2 million. Selling, general and administrative expenses increased primarily due to increased expense during the year ended December 31, 2025 as compared to the same period in the prior year of (i) employee compensation and benefits of $47.7 million, (ii) stock-based compensation of $20.0 million, (iii) travel expenses of $2.4 million, (iv) legal and other professional fees of $5.1 million, (v) and Beowulf E&D acquisition-related costs of $1.5 million.
Selling, general and administrative expenses – related party decreased a net $4.5 million primarily due to a full year of fees incurred under the Services Agreement with Beowulf E&D for the year ended December 31, 2024 as compared to 2025 in which fees were only incurred up to the termination of the Services Agreement in May 2025 upon the acquisition of Beowulf E&D.
Depreciation for the years ended December 31, 2025 and 2024 was $88.6 million and $59.8 million, respectively. The increase was primarily due to mining and HPC infrastructure constructed and placed in service between December 31, 2024 and December 31, 2025 at the Lake Mariner Data Campus. Additionally, during the year ended December 31, 2025, the Company recorded accelerated depreciation expense of $19.6 million related to a certain miner building and related miners of which the Company shortened their useful life based on expected shutdown of operations for purposes of supporting the HPC operations. The increase was partially offset by (i) decrease in depreciation on certain electrical equipment and leasehold improvements related to a change in accounting estimate of useful lives in connection with the New Ground Lease in October 2024 and (ii) accelerated depreciation expense of $5.1 million during the year ended December 31, 2024 related to certain miners of which the Company shortened their estimated useful lives based on expected replacement by April 2024.
Loss (gain) on fair value of digital assets, net for the years ended December 31, 2025 and 2024 was $0.6 million and $(2.2) million due to the volatility in the price of bitcoin during the year ended December 31, 2025 as compared to a steady increase during the year ended December 31, 2024.
Change in fair value of contingent consideration was $10.4 million during the year ended December 31, 2025 related to fair value remeasurement of contingent consideration liabilities related to the acquisition of Beowulf E&D based on milestones achieved during the year ended December 31, 2025.
During the year ended December 31, 2025, the Company sold or otherwise disposed of 17,228 miners and received proceeds of $11.6 million resulting in a net loss on disposal of property, plant and equipment of $4.9 million in the consolidated statement of operations. During the year ended December 31, 2024, the Company sold or otherwise disposed of 62,970 miners and received proceeds of $23.3 million resulting in a net loss on disposal of property, plant and equipment of $17.8 million in the consolidated statement of operations.
Interest expense for the years ended December 31, 2025 and 2024 was $80.2 million and $19.8 million, respectively, an increase of $60.4 million. The increase is primarily attributed to stated interest expense of $58.0 million and amortization of debt issuance costs of $22.2 million related to the 2030 Secured Notes, 2031 Convertible Notes and 2032 Convertible Notes which were issued during the year ended December 31, 2025 as well as the 2030 Convertible Notes issued in October 2024. The $19.8 million of interest expense recognized in the year ended December 31, 2024, primarily related to the borrowings under the Loan, Guaranty and Security Agreement with Wilmington Trust (the “Term Loans”), which were fully repaid in July 2024 ahead of maturity.
Change in fair value of warrant and derivative liabilities during the year ended December 31, 2025 was $429.8 million related to the Google Warrants and the conversion feature of the 2031 Convertible Notes which was originally accounted for separately as a derivative liability.
Loss on extinguishment of debt during the year ended December 31, 2024 was $6.3 million related to voluntary prepayment of the Term Loans in February and July 2024, reflecting $1.3 million of prepayment fees and the derecognition of unamortized debt discount of $5.0 million associated with the principal repaid. No loss on extinguishment of debt was recorded during the year ended December 31, 2025.
Income tax provision was $76,000 and $0 for the years ended December 31, 2025 and 2024, respectively. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025 and 2024, except for a $76,000 deferred tax liability as of December 31, 2025 arising from indefinite-lived assets (e.g., tax-deductible goodwill related to the acquisition of Beowulf E&D) that cannot be used as a source of taxable income to support the realization of deferred tax assets when a full valuation allowance is in place.
Equity in net loss of investee, net of tax for the year ended December 31, 2025 was $4.1 million which represents TeraWulf’s proportional share of net loss of the Abernathy Joint Venture which was formed in October 2025 and has not yet commenced operations. The $3.4 million equity in net income of investee, net of tax for the year ended December 31, 2024 represents TeraWulf’s proportional share of the net income of Nautilus prior to the Company’s divestiture of its entire 25% equity interest in Nautilus in October 2024.

Additionally the Company recorded a gain on sale of equity interest in investee of $22.6 million in the consolidated statement of operations for the year ended December 31, 2024 as a result of the sale of its interest in Nautilus in October 2024.
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
We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset and related party expense to be settled with respect to common stock, all of which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) one-time, non-recurring transaction-based compensation expense related to the 2030 Convertible Notes (iv) equity in net (loss) income of investee, net of tax, related to the Abernathy Joint Venture and Nautilus and the gain on sale of interest in Nautilus; (v) other income which is related to interest income or income for which management believes is not reflective of the Company’s ongoing operating activities; (vi) change in fair value of contingent consideration, change in fair value of warrant and derivative liabilities, loss on extinguishment of debt and net losses on disposals of property, plant and equipment, net, which are not reflective of the Company’s general business performance; and (vii) acquisition-related transaction costs which management believes are not reflective of the Company’s ongoing operating activities. The Company’s Adjusted EBITDA also includes the impact of distributions from investee received in bitcoin related to a return on the Nautilus investment, which management believes, in conjunction with excluding the impact of equity in net (loss) income of investee, net of tax, is reflective of assets available for the Company’s use in its ongoing operations as a result of its investment in Nautilus.
Management believes that providing this non-GAAP financial measure allows for meaningful comparisons between the Company's core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management's internal use of non-GAAP Adjusted EBITDA, management believes that Adjusted EBITDA is also useful to investors and analysts in comparing the Company’s performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate the Company’s revenues). For example, the Company expects that share-based compensation expense, which is excluded from Adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, directors and consultants.
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

The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(661,416)	$(72,418)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Gain on sale of equity interest in investee	—	(22,602)
Equity in net loss (income) of investee, net of tax	4,130	(3,363)
Distributions from investee, related to Nautilus	—	22,776
Income tax provision	76	—
Other income	(39,044)	(3,927)
Loss on extinguishment of debt	—	6,300
Change in fair value of warrants and derivatives	429,793	—
Interest expense	80,248	19,794
Loss on disposals of property, plant, and equipment, net	4,895	17,824
Change in fair value of contingent consideration	10,397	—
Depreciation	88,597	59,808
Amortization of right-of-use asset	4,456	1,373
Stock-based compensation expense	50,909	30,927
Transaction-based compensation expense	—	3,885
Related party expense to be settled with respect to common stock	2,375	—
Beowulf E&D acquisition-related transaction costs	1,475	—
Non-GAAP adjusted EBITDA	$(23,109)	$60,377
Liquidity and Capital Resources
As of December 31, 2025, the Company had balances of cash and cash equivalents of $3,266.4 million, working capital of $1,742.4 million, total stockholders’ equity of $140.4 million and an accumulated deficit of $993.7 million. The Company incurred a net loss of $661.4 million for the year ended December 31, 2025. The Company began mining bitcoin in March 2022 and had 9.3 EH/s of operating capacity as of December 31, 2025. In 2025, the Company commenced its HPC operations. To date, the Company has relied primarily on proceeds from the sale of bitcoin, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
The principal uses of cash are for the operation and buildout of data center facilities, debt service, and general corporate activities and, to a lesser extent in 2024, investments in the Nautilus joint venture related to mining facility buildout and activities. Cash flow information is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities:
Continuing operations	$(123,180)	$(24,422)
Discontinued operations	—	—
Total operating activities	(123,180)	(24,422)
Investing activities	(1,368,945)	(91,159)
Financing activities	4,940,835	335,207
Net change in cash and cash equivalents and restricted cash	$3,448,710	$219,626

Operating activities
Cash used in operating activities for continuing operations was $123.2 million and $24.4 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $98.8 million. During the year ended December 31, 2025, the Company began HPC operations which resulted in segment profit of $7.1 million. While the Company continued to profitably mine bitcoin during the year ended December 31, 2025, the Company reported $10.9 million lower digital asset segment profit as compared to the prior year primarily due to the halving in April 2024 and the increase in network hashrate as compared to prior year. The Company also received inflows from (i) prepaid rent from customers net of commissions paid of $51.6 million and (ii) interest income proceeds net of interest paid of $28.1 million, partially offset by outflows resulting from (i) increased selling, general and administrative expenses (including related party, but exclusive of noncash stock based compensation) of $57.2 million and (ii) cash paid for unearned HPC tenant fit-out of $11.0 million, during the year ended December 31, 2025 as compared to the prior year.
Additionally, prior to the repayment of the Term Loans in July 2024, the Company converted its bitcoin holdings nearly immediately to cash and the related proceeds from sales of digital assets of $97.6 million were included within cash flows from operating activities in the consolidated statements of cash flows.
Investing activities
Cash used in investing activities was $1,368.9 million and $91.2 million for the years ended December 31, 2025 and 2024, respectively, reflecting an increase of $1,277.8 million. The increase is primarily attributed to (i) an increase in purchases of plant and equipment of $792.2 million related to infrastructure intended to support expansion into HPC leasing operations, (ii) lower proceeds from sales of property, plant and equipment of $11.7 million, (iii) investments in joint venture of $450.0 million, and (iv) $21.7 million for the acquisition of Beowulf E&D. The increase in cash used in investing activities were partially offset by increases in cash provided by investing activities related to proceeds from sales of digital assets of $84.0 million during the year ended December 31, 2025 as compared to the prior year, as the Company began classifying proceeds from sales of digital assets in investing activities starting July 2024. Additionally, during the year ended December 31, 2024, the Company received proceeds from sale of equity interest in investee of $86.1 million related to the sale of Nautilus.
Financing activities
Cash provided by financing activities was $4,940.8 million and $335.2 million for the years ended December 31, 2025 and 2024, respectively. reflecting an increase of $4,605.6 million. The increase is primarily attributed to the proceeds from issuance of long-term debt and convertible notes, net of issuance costs paid, of $5,106.7 million for the year ended December 31, 2025 as compared to $487.1 million in the prior year. Additionally, the Company purchased treasury stock of $33.3 million during the year ended December 31, 2025 as compared to $118.2 million in the prior year. These increases were partially offset by increases in cash used to purchase capped calls of $40.6 million, payments related to finance leases of $8.2 million, and payments for tax withholdings related to net share settlements of stock-based compensation awards of $4.8 million. Additionally, during the year ended December 31, 2024, the Company made principal payments of long-term debt of $139.4 million as compared to $0 during the year ended December 31, 2025.
Financial Condition
The Company incurred a net loss of $661.4 million and reported cash used in operating activities of $123.2 million for the year ended December 31, 2025. As of December 31, 2025, the Company had balances of cash and cash equivalents of $3,266.4 million, working capital of $1,742.4 million, total stockholders’ equity of $140.4 million and an accumulated deficit of $993.7 million. For the year ended December 31, 2025, the Company leveraged its strategic transition toward HPC leasing and execution of long-term lease agreements with Fluidstack, which benefit from substantial credit support provided by Google, to enable efficient financing and funding of the phased development of the La Lupa and Akela facilities. Prior to these developments, the Company historically relied primarily on proceeds from sales of digital assets, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
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
HPC Leasing
In December 2024, the Company entered into long-term datacenter lease agreements (the “HPC Leases”) with a customer for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. Certain of the HPC Leases commenced in 2025 and the remainder of the HPC Leases are expected to commence in 2026.
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
The Company has concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognize the total combined fixed payments under the agreements on a straight-line basis over the noncancellable term. The Company recognizes the difference between straight-line revenue recognized during the period and the lease payments due pursuant to the underlying arrangement as deferred rent liability or accrued rent receivable in the consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
Payments for physical security and other routine maintenance services are included in the fixed lease payments. The lease agreements provide for variable payments for power delivery. Power delivery services represent a stand-ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers are charged monthly for actual power costs incurred at current utility rates. These payments from customers for power delivery are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in HPC lease revenue in the consolidated statements of operations.
The lease agreements also provide for variable payments for certain fit-out services as requested by the customer and the Company recognizes revenues as performance obligations are satisfied. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to the customers, generally with a mark-up, and, in accordance with U.S. GAAP, are included in the Company’s HPC lease revenue.
Digital assets
Digital assets is comprised of bitcoin earned as noncash consideration in exchange for providing hash computation services to a mining pool as well as consideration for bitcoin miner hosting services. From time to time, the Company also receives bitcoin as distributions-in-kind from its joint venture.
Bitcoin are accounted for as intangible assets with indefinite useful life and is included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its bitcoin to support operations within the next twelve months. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, which requires digital assets to be valued at fair value each reporting period in accordance with ASC 820 with changes in fair value recorded in net income. Gains and losses from the remeasurement of digital assets are included within gain on fair value of digital assets, net in the consolidated statements of operations. The Company sells bitcoin and gains and losses from such transactions, measured as the difference between the cash proceeds and the cost basis of bitcoin as determined on a first-in-first-out basis, are also included within gain on fair value of digital assets, net in the consolidated statements of operations.
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
Prior to the repayment of the Term Loans in July 2024 (see Note 10), bitcoin sales proceeds were included in cash flows from operating activities, as bitcoin was converted into cash immediately during that period. Following repayment of the Term Loans, bitcoin sales proceeds are now classified under cash flows from investing activities, as the Company no longer converts bitcoin into cash immediately upon mining.
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
Assets Acquired and Liabilities Assumed in a Business Combination
The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805 - Business Combinations, by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at the acquisition date fair value. The determination of fair value involves assumptions,estimates and judgments. Any purchase consideration in excess of the estimated fair values of net assets acquired is recorded as goodwill.
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
Risk Regarding the Price of Bitcoin
Our business and development strategy is focused on maximizing revenue and profitability of our bitcoin mining fleet. As of December 31, 2025, our digital assets balance was comprised of 3 bitcoin recorded at its fair value of $0.3 million, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the year ended December 31, 2025 and the fair value of bitcoin as of December 31, 2025 would have increased or decreased net loss by approximately $15.2 million.
A 10% increase or decrease in power prices during the year ended December 31, 2025 would have increased or decreased net loss by approximately $8.3 million.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TeraWulf Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2025 and 2024 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Mining Revenue – Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
The Company participates in a cryptocurrency mining pool (“the mining pool”) to provide hash computation services to the mining pool operator. The Company recognizes revenue as they fulfill their performance obligation over time by providing hash computation services in exchange for Bitcoin. Once the hash computation services are transferred to the mining pool operator, the mining pool operator will compensate the Company for the hash computation services provided with a payout in Bitcoin. For the year ended December 31, 2025, revenue from mining (“mining revenue”) was $151.6 million.
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
Evaluation of the Accounting for a Related Party Business Combination and the Fair Value of the Contingent Consideration transferred - Refer to Notes 3 and 18 to the financial statements
Critical Audit Matter Description
On May 21, 2025, the Company acquired 100% of the membership interests in Beowulf Electricity & Data LLC, Beowulf E&D (NY) LLC and Beowulf E&D (MD) LLC (collectively, “Beowulf E&D”), a related party due to control by a member of the Company’s management. The transaction was accounted for as a business combination between entities not under common control . The fair value of the total consideration transferred in the business combination, including contingent consideration, was $54.6 million.
We identified the transaction as a critical audit matter due to the existing related party relationship and the significant judgment used by the Company to determine the fair value of contingent consideration transferred.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to address this critical audit matter included the following:
•We tested the effectiveness of controls over management’s valuation of the contingent consideration transferred.
•We evaluated the Company’s accounting treatment for the business combination in accordance with applicable accounting guidance.
•We read the meeting minutes of the Board of Directors to validate that the transaction was negotiated and approved by the special independent committee.
•We evaluated whether the business assumptions used in the valuation model were reasonable, including the expected timing and probability of achieving the earnout milestones associated with the contingent consideration as outlined within the Membership Interest Purchase Agreement.
•With the assistance of our Valuation specialists, we evaluated the reasonableness of the methodology and the valuation assumptions utilized in the calculation of the fair value of the contingent consideration transferred.
/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 2026
We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of TeraWulf Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows, for the year ended December 31, 2023 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ RSM US LLP
We served as the Company’s auditor from 2021 to 2024.
Minneapolis, Minnesota
March 19, 2024

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2025 AND 2024
(In thousands, except number of shares, per share amounts and par value)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,266,389	$274,065
Restricted cash	189,933	—
Accounts receivable	1,212	475
Digital assets	270	476
Prepaid expenses	6,272	2,493
Other receivables	3,395	3,799
Other current assets	10,802	123
Total current assets	3,478,273	281,431
Property, plant and equipment, net	1,507,699	411,869
Equity in net assets of investee	446,008	—
Goodwill	55,457	—
Operating lease right-of-use asset	103,975	85,898
Finance lease right-of-use asset	119,338	7,285
Restricted cash	266,453	—
Deferred charges	572,888	—
Other assets	8,091	1,028
TOTAL ASSETS	$6,558,182	$787,511

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$65,139	$24,382
Accrued construction liabilities	102,582	16,520
Accrued compensation	1,717	4,552
Accrued interest	52,775	2,559
Accrued lessor costs	27,625	—
Other accrued liabilities	44,828	2,414
Other amounts due to related parties	200	1,391
Current portion of deferred rent liability	58,184	—
Current portion of operating lease liability	2,015	25
Current portion of finance lease liability	2	2
Warrant liabilities	844,698	—
Current portion of long-term debt	46,316	—
Short-term convertible notes	489,767	—
Total current liabilities	1,735,848	51,845
Deferred rent liability, net of current portion	23,285	—
Operating lease liability, net of current portion	22,309	3,427
Finance lease liability, net of current portion	289	292
Long-term debt	3,052,240	—
Convertible notes	1,582,788	487,502
Deferred tax liabilities	76	—
Other liabilities	902	—
TOTAL LIABILITIES	6,417,737	543,066

Commitments and Contingencies (See Note 13)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at December 31, 2025 and 2024; 0 and 9,566 shares issued and outstanding at December 31, 2025 and 2024, respectively; aggregate liquidation preference of $0 and $12,609 at December 31, 2025 and 2024, respectively	—	9,273
Common stock, $0.001 par value, 950,000,000 and 600,000,000 authorized at December 31, 2025 and 2024, respectively; 444,534,694 and 404,223,028 issued at December 31, 2025 and 2024, respectively; 420,065,944 and 385,654,278 outstanding at December 31, 2025 and 2024, respectively	444	404
Additional paid-in capital	1,285,202	685,261
Treasury stock at cost, 24,468,750 and 18,568,750 at December 31, 2025 and 2024, respectively	(151,509)	(118,217)
Accumulated deficit	(993,692)	(332,276)
Total stockholders' equity	140,445	244,445
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,558,182	$787,511
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands, except number of shares and loss per common share)

	Year Ended December 31,
	2025	2024	2023

Revenue:
Digital asset revenue	$151,556	$140,051	$69,229
HPC lease revenue	16,899	—	—
Total revenue	168,455	140,051	69,229

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	82,663	62,608	27,315
Operating expenses	12,115	3,387	2,116
Operating expenses — related party	7,632	4,262	2,773
Selling, general and administrative expenses	139,465	57,883	23,693
Selling, general and administrative expenses — related party	8,292	12,695	13,325
Depreciation	88,597	59,808	28,350
Loss (gain) on fair value of digital assets, net	612	(2,200)	—
Realized gain on sale of digital assets	—	—	(3,174)
Impairment of digital assets	—	—	3,043
Change in fair value of contingent consideration	10,397	—	—
Loss on disposals of property, plant, and equipment, net	4,895	17,824	1,209
Total costs and expenses	354,668	216,267	98,650

Operating loss	(186,213)	(76,216)	(29,421)
Interest expense	(80,248)	(19,794)	(34,812)
Change in fair value of warrants and derivatives	(429,793)	—	—
Loss on extinguishment of debt	—	(6,300)	—
Other income	39,044	3,927	231
Loss before income tax and equity in net (loss) income of investee	(657,210)	(98,383)	(64,002)
Income tax provision	(76)	—	—
Equity in net (loss) income of investee, net of tax	(4,130)	3,363	(9,290)
Gain on sale of equity interest in investee	—	22,602	—
Loss from continuing operations	(661,416)	(72,418)	(73,292)
Loss from discontinued operations, net of tax	—	—	(129)
Net loss	$(661,416)	$(72,418)	$(73,421)

Loss per common share:
Continuing operations	$(1.66)	$(0.21)	$(0.35)
Discontinued operations	—	—	—
Basic and diluted	$(1.66)	$(0.21)	$(0.35)

Weighted average common shares outstanding:
Basic and diluted	397,608,216	351,315,476	209,956,392
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands, except number of shares)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2022	9,566	$9,273	145,492,971	$145	$294,810	$—	$(186,474)	$117,754
Common stock reacquired in exchange for warrants	—	—	(12,000,000)	(12)	(12,479)	—	—	(12,491)
Warrant issuance in conjunction with debt modification	—	—	—	—	16,036	—	—	16,036
Warrant offerings	—	—	—	—	14,991	—	—	14,991
Warrant exercise	—	—	25,871,539	27	3,500	—	—	3,527
Common stock offering, net of issuance costs	—	—	99,136,670	98	132,444	—	—	132,542
Convertible promissory notes converted to common stock	—	—	11,762,956	12	4,693	—	—	4,705
Common stock issued for share based liabilities due to related party	—	—	2,460,513	2	14,998	—	—	15,000
Stock-based compensation expense and issuance of stock	—	—	5,586,736	5	5,854	—	—	5,859
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(1,578,056)	—	(2,013)	—	—	(2,013)
Net loss	—	—	—	—	—	—	(73,421)	(73,421)
Balances as of December 31, 2023	9,566	$9,273	276,733,329	$277	$472,834	$—	$(259,895)	$222,489
Cumulative effect of change in accounting principle (See Note 2)	—	—	—	—	—	—	37	37
Warrant exercise	—	—	31,853,909	32	4,776	—	—	4,808
Common stock offering, net of issuance costs	—	—	67,368,125	67	189,146	—	—	189,213
Common stock issued for share based liabilities due to related party	—	—	1,083,189	1	2,499	—	—	2,500
Common stock issued for new ground lease to related party	—	—	20,000,000	20	68,740	—	—	68,760
Purchase of capped call	—	—	—	—	(60,000)	—	—	(60,000)
Treasury stock repurchased	—	—	—	—	—	(118,217)	—	(118,217)
Stock-based compensation expense and issuance of stock	—	—	12,241,621	7	30,920	—	—	30,927
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(5,057,145)	—	(23,654)	—	—	(23,654)
Net loss	—	—	—	—	—	—	(72,418)	(72,418)
Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Conversion of preferred stock to common stock	(9,566)	(9,273)	1,356,738	1	9,260	—	—	(12)
Warrant exercise	—	—	6,166,231	6	5,680	—	—	5,686
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	2,375
Common stock issued as consideration for business acquisition	—	—	7,968,852	8	39,339	—	—	39,347

Common stock issued for Cayuga lease to related party	—	—	18,554,688	19	110,274	—	—	110,293
2031 Convertible Notes conversion feature	—	—	—	—	511,191	—	—	511,191
Purchase of capped call	—	—	—	—	(100,600)	—	—	(100,600)
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Stock-based compensation expense and issuance of stock	—	—	10,033,634	5	50,904	—	—	50,909
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(4,566,796)	—	(28,481)	—	—	(28,481)
Net loss	—	—	—	—	—	—	(661,416)	(661,416)
Balances as of December 31, 2025	—	$—	444,534,694	$444	$1,285,202	$(151,509)	$(993,692)	$140,445
See Notes to Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(661,416)	$(72,418)	$(73,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	22,181	11,382	19,515
Related party expense to be settled with respect to common stock	2,375	—	2,917
Common stock issued for interest expense	—	—	26
Stock-based compensation expense	50,909	30,927	5,859
Depreciation	88,597	59,808	28,350
Amortization of right-of-use asset	4,456	1,373	1,001
Revenue recognized from digital asset mining and hosting services	(151,556)	(139,278)	(63,877)
Loss (gain) on fair value of digital assets, net	612	(2,200)	—
Realized gain on sale of digital assets	—	—	(3,174)
Impairment of digital assets	—	—	3,043
Proceeds from sale of digital assets	—	97,559	83,902
Digital assets paid as consideration for services	—	370	—
Change in fair value of contingent consideration	10,397	—	—
Loss on disposals of property, plant, and equipment, net	4,895	17,824	1,209
Change in fair value of warrants and derivatives	429,793	—	—
Loss on extinguishment of debt	—	6,300	—
Deferred income tax provision	76	—	—
Equity in net loss (income) of investee, net of tax	4,130	(3,363)	9,290
Gain on sale of equity interest in investee	—	(22,602)	—
Loss from discontinued operations, net of tax	—	—	129
Changes in operating assets and liabilities:
Increase in accounts receivable	(914)	—	—
(Increase) decrease in prepaid expenses	(6,592)	2,047	555
Decrease (increase) in other receivables	459	(2,774)	(1,001)
(Increase) decrease in other current assets	(10,672)	288	(215)
Increase in deferred charges	(57,407)	—	—
(Increase) decrease in other assets	(832)	(466)	310
(Decrease) increase in accounts payable	(3,238)	740	(7,272)
Increase in accrued lessor costs	27,625	—	—
Increase (decrease) in accrued compensation and other accrued liabilities	43,217	694	(931)
(Decrease) increase in other amounts due to related parties	(565)	480	(2,013)
Increase in deferred rent liability	81,469	—	—
Decrease in operating lease liability	(781)	(11,113)	(42)
Decrease in other liabilities	(398)	—	—
Net cash (used in) provided by operating activities from continuing operations	(123,180)	(24,422)	4,160
Net cash provided by operating activities from discontinued operations	—	—	103
Net cash (used in) provided by operating activities	(123,180)	(24,422)	4,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint venture, including direct payments made on behalf of joint venture	(450,000)	—	(2,845)
Proceeds from sale of equity interest in investee	—	86,086	—
Purchase of and deposits on plant and equipment	(1,060,189)	(267,940)	(75,168)
Proceeds from sales of property, plant and equipment	11,648	23,324	—
Acquisitions, net of cash acquired	(21,731)	—	—
Proceeds from sale of digital assets	151,327	67,371	—
Net cash used in investing activities	(1,368,945)	(91,159)	(78,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt, net of issuance costs paid of $67,062, $0 and $0	3,132,938	—	—
Principal payments on long-term debt	—	(139,401)	(6,599)
Payments of prepayment fees associated with early extinguishment of long-term debt	—	(1,261)	—
Principal payments on finance lease	(9,159)	(941)	—
Proceeds from insurance premium and property, plant and equipment financing	—	211	2,513
Principal payments on insurance premium and property, plant and equipment financing	—	(2,103)	(2,738)
Payment for settlement of preferred stock conversion	(12)	—	—
Proceeds from issuance of common stock, net of issuance costs paid of $0, $663 and $1,051	—	188,715	135,917
Proceeds from exercise of warrants	5,686	4,808	2,500
Purchase of capped call	(100,600)	(60,000)	—
Purchase of treasury stock	(33,292)	(118,217)	—
Payments of tax withholding related to net share settlements of stock-based compensation awards	(28,481)	(23,654)	(2,013)
Proceeds from issuance of convertible notes, net of issuance costs paid of $51,246, $12,950, and $0	1,973,755	487,050	—
Proceeds from issuance of convertible promissory note	—	—	1,250
Payment of contingent value rights liability related to proceeds from sale of net assets held for sale	—	—	(10,964)
Net cash provided by financing activities	4,940,835	335,207	119,866

Net change in cash, cash equivalents and restricted cash	3,448,710	219,626	46,116
Cash, cash equivalents and restricted cash at beginning of year	274,065	54,439	8,323
Cash, cash equivalents and restricted cash at end of year	$3,722,775	$274,065	$54,439

Cash paid during the year for:
Interest	$13,999	$6,957	$19,572
Income taxes	$—	$—	$—
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
In 2024, the Company launched WULF Compute LLC (“WULF Compute”), which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business aims to diversify revenue by offering HPC leasing and colocation, cloud, and connectivity services for GPU-based workloads (see Note 8). Starting in December 2024, the Company has entered into long-term datacenter lease agreements with customers for specified datacenter infrastructure at its Lake Mariner Data Campus in upstate New York (the “Lake Mariner Data Campus”) to support those customers’ HPC operations. With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, low-carbon power to support these workloads.
As of December 31, 2025, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Data Campus, which began mining bitcoin in March 2022, and had energized 245 MW of capacity across five buildings and supporting infrastructure at the site. As of December 31, 2025, TeraWulf had energized 18 critical IT MW of HPC leasing capacity at the Lake Mariner Data Campus.
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100.0% of the membership interests of each of Beowulf Electricity & Data LLC, Beowulf E&D (MD) LLC, and Beowulf E&D (NY) LLC (collectively, “Beowulf E&D”). The fair value of total consideration for the transaction was approximately $54.6 million, including $3.0 million in cash and 5.0 million shares of the Company’s common stock (“Common Stock”) issued on the Acquisition Date. The purchase agreement also included up to $19.0 million in contingent cash payments and up to $13.0 million in additional Common Stock, subject to the achievement of several earnout milestones related to the expansion of the Company’s datacenter business and project financing initiative (see Note 3). As part of the acquisition, 94 employees of Beowulf E&D, including site staff at the Lake Mariner Data Campus and corporate personnel, were transitioned to TeraWulf. In addition, the existing Administrative and Infrastructure Services Agreement (the “Services Agreement”) (see Note 18) with Beowulf E&D was terminated on the Acquisition Date.
The Company previously had bitcoin mining activities at the Nautilus Cryptomine Facility in central Pennsylvania (the “Nautilus Cryptomine Facility”), developed through a joint venture (see Note 12). The Nautilus Cryptomine Facility commenced bitcoin mining operations in February 2023 and achieved full energization of TeraWulf’s 50 MW share by April 2023. In October 2024, TeraWulf sold its 25% equity interest in the Nautilus joint venture (the “Nautilus Joint Venture”), reallocating capital to expand its wholly owned infrastructure and advance its HPC strategy at the Lake Mariner Data Campus.
On October 27, 2025, the Company, through its subsidiary Big Country Wulf LLC (the “TeraWulf Member”), and Fluidstack CS I Inc. (“Fluidstack Member”) (each a “Member” and collectively the “Abernathy Members”) entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) to govern the terms of operation of FS CS I LLC (the “Abernathy Joint Venture”), which will construct and operate a 168 MW critical IT load datacenter campus in Abernathy, Texas (the “Abernathy HPC Campus”). The Fluidstack Member is a subsidiary of Fluidstack Ltd., a leading AI cloud platform.
In December 2021, TeraWulf completed a strategic business combination (the “Merger”) with IKONICS Corporation (“IKONICS”), a Minnesota corporation, pursuant to which, among other things, the Company effectively acquired IKONICS and became a publicly traded company on the National Association of Securities Dealers Automated Quotations

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations, fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the fair value of equity securities or warrants to purchase the Company’s Common Stock issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, the fair value of leased assets for the purpose of lease classification, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital assets are considered noncash consideration, fair value of the digital asset award received would generally be determined using the quoted price of the related digital asset in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24 hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool and is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital asset consideration to the Company’s designated digital currency wallets.
Consideration payable to the customer in the form of a pool operator fee, which is incurred only to the extent that the Company has generated FPPS consideration, is deducted from the bitcoin the Company receives and is recorded as contra-revenue, as it does not represent a payment for a distinct good or service.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded revenue from mining of $151.6 million, $139.3 million, and $61.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Bitcoin Miner Hosting
The Company had one bitcoin miner hosting contract which expired in February 2024. At the time of contract inception, the quoted price of bitcoin in the Company’s principal market was approximately $38,000. The Company recorded bitcoin miner hosting revenue of $0.8 million and $7.5 million during the years ended December 31, 2024 and 2023, respectively.
HPC Leasing
In December 2024 and August 2025, the Company entered into long-term datacenter lease agreements (the “Core42 HPC Leases” and the “Fluidstack HPC Leases”, respectively, and collectively, the “HPC Leases”) with customers for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customers’ HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. Certain of the Core42 HPC Leases commenced in 2025 and the remainder of the HPC Leases are expected to commence in 2026.
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
The Company has concluded that it is probable that substantially all of the payments will be collected over the term of the arrangements and recognizes the total combined fixed payments under the agreements on a straight-line basis over the noncancellable term. The Company recognizes the difference between straight-line revenue recognized during the period and the lease payments due pursuant to the underlying arrangement as deferred rent liability or accrued rent receivable in the consolidated balance sheets. Certain arrangements include options to extend the term. These extension options are not reasonably certain to be exercised and are excluded from the lease term and calculation of lease payments at lease commencement.
Payments for physical security and other routine maintenance services are included in the fixed lease payments. The lease agreements provide for variable payments for power delivery. Power delivery services represent a stand-ready obligation to make power available to the customer over the coterminous lease term and have the same pattern of transfer as the related operating lease components. Customers are charged monthly for actual power costs incurred at current utility rates. These payments from customers for power delivery are recognized as variable lease payments in accordance with the practical expedient elected. Variable lease payments are presented on a gross basis and are included in HPC lease revenue in the consolidated statements of operations.
The lease agreements also provide for variable payments for certain fit-out services as requested by the customer and the Company recognizes revenues as performance obligations are satisfied. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to the customers, generally with a mark-up, and, in accordance with GAAP, are included in the Company’s HPC lease revenue.
For the year ended December 31, 2025, the Company recorded HPC lease revenue of $16.9 million. There was no HPC lease revenue recorded during the years ended December 31, 2024 and 2023.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately presented. Cost of revenue for bitcoin miner hosting is comprised primarily of direct costs of electricity,

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
labor and internet provision. Cost of revenue for HPC lease revenue is comprised primarily of direct costs of electricity and also includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $17.7 million, $8.6 million and $3.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
Cash and Cash Equivalents
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $3,266.4 million and $274.1 million, respectively.
The Company maintains cash and cash equivalent balances primarily at three financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of December 31, 2025, the Company bank balances exceeded the FDIC insurance limit by $3,649.0 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
Restricted Cash
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the consolidated balance sheets and determines current or noncurrent classification based on the expected duration of the restriction. The Company had restricted cash of $189.9 million and $266.5 million classified as current and noncurrent assets, respectively, in the consolidated balance sheet as of December 31, 2025. The Company had no restricted cash as of December 31, 2024.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$3,266,389	$274,065
Restricted cash (current)	189,933	—
Restricted cash (noncurrent)	266,453	—
Cash, cash equivalents and restricted cash	$3,722,775	$274,065

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of noncash activities:
Cumulative-effect adjustment due to the adoption of Accounting Standard Update 2023-08	$—	$37	$—
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, other accrued liabilities and long-term debt	$167,356	$27,661	$5,182
Purchases of and deposits on plant and equipment with digital assets	$—	$316	$437
Increase in plant and equipment for miners assigned in connection with sale of equity interest in investee	$—	$15,715	$—
Investment in joint venture in other accrued liabilities, other amounts due to related parties and long-term debt	$—	$—	$452
Contribution of plant and equipment or deposits on plant and equipment to joint venture	$—	$—	$35,792
Decrease to investment in joint venture due to bitcoin received as distribution from investee	$—	$22,776	$21,949
Decrease to investment in joint venture and increase in plant and equipment for distribution or transfer of nonmonetary assets	$—	$—	$6,868
Operating right-of-use asset obtained in exchange for lease obligation	$13,192	$77,056	$—
Finance right-of-use asset obtained in exchange for lease obligation	$—	$6,577	$—
Debt issuance costs in other accrued liabilities	$38,312	$—	$—
Common stock issued to related party pursuant to operating lease	$—	$63,368	$—
Common stock issued to related party pursuant to finance lease	$110,293	$5,392	$—
Common stock issued for share based liabilities due to related party	$2,375	$2,500	$15,000
Common stock issued for business acquisition	$39,347	$—	$—
Consideration related to transition services agreement for business acquisition	$1,300	$—	$—
Settlement of preexisting relationships in business acquisition	$2,315	$—	$—
Convertible promissory notes converted to common stock	$—	$—	$4,666
Convertible preferred stock converted to common stock	$9,265	$—	$—
Common stock warrants issued for deferred charges	$515,481	$—	$—
Common stock warrants issued for discount on long-term debt	$—	$—	$16,036
Common stock reacquired in exchange for warrants	$—	$—	$12,491
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
Digital Assets
Digital assets consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool and for bitcoin miner hosting services, in accordance with the Company’s revenue recognition policy. From time to time, the Company also received bitcoin as distributions-in-kind from its Nautilus Joint Venture. Digital assets is classified as a

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
current asset in the consolidated balance sheets as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The new standard requires certain crypto assets to be subsequently measured at fair value, with changes recognized in net income each reporting period. The Company elected to early adopt ASU 2023-08 effective January 1, 2024, resulting in a cumulative-effect change of $37,000, increasing the digital asset balance and decreasing the opening balance of accumulated deficit in the consolidated balance sheet as of January 1, 2024.
Following adoption of ASU 2023-08, the Company measures digital assets at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “loss (gain) on fair value of digital assets, net” in the consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “loss (gain) on fair value of digital assets, net” in the consolidated statements of operations. During the years ended December 31, 2025 and 2024, the Company recorded loss (gain) on fair value of digital assets, net of $0.6 million and $(2.2) million, respectively.
Accounting for Digital Assets Prior to ASU 2023-08
Before adopting ASU 2023-08, the Company accounted for bitcoin as an indefinite-lived intangible asset. Under this model, digital assets were not amortized, but assessed for impairment annually, or more frequently if events indicated a potential impairment. An impairment loss was recognized if the carrying amount exceeded fair value, determined using Level 1 inputs under ASC 820.
For impairment testing, the Company bypassed the optional qualitative assessment and monitored daily bitcoin price movements. The lowest intraday trading price was used to determine impairment at the single bitcoin level, with any excess of the carrying amount over the lowest daily trading price recorded as an impairment loss. Once impaired, the new cost basis was established, and subsequent reversals were prohibited. During the year ended December 31, 2023, the Company recognized digital assets impairment losses of $3.0 million.
Statement of Cash Flows Treatment
Bitcoin earned through mining activities is recorded as an adjustment in the consolidated statements of cash flows, reconciling net loss to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
Following the repayment of the Term Loans in July 2024 (see Note 10), the Company no longer converts bitcoin into cash immediately. Prior to the repayments of the Term Loans in July 2024, proceeds from sales of digital assets were included in cash flows from operating activities in the consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Subsequently, proceeds from sales of digital assets are included within cash flows from investing activities in the consolidated statements of cash flows as bitcoin has not been converted nearly immediately into cash.
Concentrations
During 2025, the Company contracted with one supplier for the provision of bitcoin miners and, historically, primarily contracted with two suppliers for the provision of bitcoin miners. In addition, the Company primarily contracted with one mining pool operator during the years ended December 31, 2025, 2024, and 2023. During the year end December 31, 2025, the Company’s HPC lease revenue was generated from one customer. The Company does not believe that these counterparties represent a significant performance risk. Revenue from one bitcoin miner hosting customer represented 10.9% of consolidated revenue for the year ended December 31, 2023. During the years ended December 31, 2025, 2024,

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2023, the Company operations were predominately bitcoin mining. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
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
If a quantitative test is required, the Company estimates the fair value of the reporting unit using discounted cash flows. The Company’s analyses require significant assumptions and judgments, including assumptions about future economic conditions, revenue growth, and operating margins, among other factors. Events or changes in circumstances considered in the qualitative analysis, many of which are subjective in nature, include: a significant negative trend in the Company’s industry or overall economic trends, a significant change in how the Company uses the acquired assets, a significant change in business strategy, a significant decrease in the market value of the asset, and a significant change in regulations or in the industry that could affect the value of the asset. The Company compares the carrying value of each reporting unit to its estimated fair value and if the fair value is determined to be less than the carrying value, the Company would recognize an impairment loss for the difference.
Equity Method of Accounting
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in equity in net (loss) income of investee, net of tax in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reflected in equity in net assets of investee in the consolidated balance sheets.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Equity method investments are regularly reviewed to determine whether a significant event or change in circumstances has occurred that may impact the fair value of each investment. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline in market value has occurred, including the length of time and extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value and other factors influencing the fair market value, such as general market conditions.
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
Abernathy Joint Venture
In 2025, the Company entered into the Abernathy Joint Venture. The Company determined the Abernathy Joint Venture is a VIE, and while the Company has the ability to exercise significant influence over the Abernathy Joint Venture, the Company determined that it did not have the power to direct the activities that most significantly impact its economic performance. As such, the Company determined that it was not the primary beneficiary of the Abernathy Joint Venture and, therefore, will account for this entity under the equity method of accounting. There is no basis difference between the carrying amount of our investment and our share of the underlying net assets. See Note 12 for additional information.
Nautilus Joint Venture
In 2021, the Company entered into a joint venture, Nautilus Cryptomine LLC (“Nautilus”), with an unrelated co-venturer to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania. Due to the initial nature of the Nautilus Joint Venture and the continued commitment for additional financing, the Company determined Nautilus was a VIE. While the Company had the ability to exercise significant influence over Nautilus, the Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of Nautilus.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Initially, the power to direct the activities of Nautilus that most significantly impact Nautilus’ economic performance were shared equally by both parties within the Nautilus Joint Venture due to the requirement for both equity holders to approve many of the key operating decisions and when not equally shared, were predominantly under the control of the co-venturer, including through the co-venturer’s majority representation on the board of managers. As such, the Company determined that it was not the primary beneficiary of Nautilus and, therefore, had accounted for this entity under the equity method of accounting. Risks associated with the Company’s involvement with Nautilus included a commitment to potentially fund additional equity investments. In October 2024, the Company sold its entire 25% equity interest in the Nautilus Joint Venture. See Note 12 for additional information.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 5 years for computer equipment and 4 years for miners). Leasehold improvements and electrical equipment are depreciated over the shorter of their estimated useful lives (25 years) or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. Property, plant and equipment included deposits on miners amounting to approximately $0 and $53.9 million as of December 31, 2025 and 2024, respectively, which would be included in property, plant and equipment upon receipt.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Impairment of Long-lived Assets
The Company reviews its long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or asset group, may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Any impairment loss recorded is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. During the years ended December 31, 2025, 2024 and 2023, the Company recorded no impairment charges for long-lived assets.
Leases
In accordance with ASC 842, at inception of a contract, the Company determines whether the contract is or contains a lease. If the Company is the lessee, the lease is classified as an operating or finance lease at the commencement date. Operating leases are included in operating lease right-of-use (“ROU”) asset, current portion of operating lease liability, and operating lease liability, net of current portion in the consolidated balance sheets. Finance leases are included in finance lease right-of-use asset, current portion of finance lease liabilities, and finance lease liabilities, net of current portion in the consolidated balance sheets. The Company does not recognize a ROU asset or lease liability for short-term leases having initial terms of 12 months or less and instead recognizes rent expense on a straight-line basis over the lease term. As of December 31, 2025, the Company had one short-term lease. The Company did not have any short-term leases as of December 31, 2024.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Debt Issuance Costs and Debt Discount
Debt issuance costs and debt discount are recorded as a direct reduction of the carrying amount of the debt and are amortized to interest expense using the effective interest method over the contractual term of the debt and in consideration of expected future principal payments including, when applicable, payments subject to an excess cash flow sweep (see Note 10). Debt issuance costs include incremental third-party costs directly related to debt issuance such as attorney and financial advisor fees. Debt discount includes upfront fees and proceeds allocated to other components included in the debt issuance. The allocation of proceeds between the debt instrument and any other components included in the debt issuance, including Common Stock or warrants to purchase Common Stock, is generally based on the relative fair value allocation method. All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of December 31, 2025 and 2024.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives
The Company does not apply hedge accounting to its derivatives. Rather, changes in the fair values of derivatives for a particular period are recognized in the consolidated statements of operations. The Company evaluates its contracts to determine if they meet the definition of a derivative instrument. If a contract meets the definition, the Company evaluates whether it qualifies for the normal purchases and normal sales exemption and may elect the exemption if the criteria is met.
Warrants
The Company applies ASC 480 and ASC 815 to assist in the determination of whether warrants issued for the purchase of Common Stock should be classified as liabilities or equity. Warrants that are determined to require liability classification are measured at fair value upon issuance and are subsequently remeasured to their then fair value at each subsequent reporting period with changes in fair value recorded in current earnings. Warrants that are determined to require equity classification are measured at fair value upon issuance and are not subsequently remeasured unless they are required to be reclassified. As of December 31, 2025, the Company had recorded warrant liabilities of $844.7 million relating to the warrants issued in connection with the Google Backstop (see Note 8). All other outstanding warrants granted by the Company have been classified as equity.
Stock Issuance Costs
Stock issuance costs are recorded as a reduction to issuance proceeds. Stock issuance costs incurred prior to the closing of the related issuances, including under shelf registration statements, are recorded in other assets in the consolidated balance sheets if the closing of the related issuance is deemed probable.
Stock-based Compensation
The Company periodically issues restricted stock units (“RSU”) and restricted stock to employees and non-employees in non-capital raising transactions for services. In accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), the Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award. For RSUs with time-based vesting, the fair value is determined by the Company’s stock price on the date of grant. For RSUs with vesting based on market conditions (“PSUs”), the effect of the market condition is considered in the determination of fair value on the grant date using a Monte Carlo simulation model. As of December 31, 2025, the Company has not issued stock options.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s policy is to recognize interest and penalties that would be assessed in relation to the settlement value of unrecognized tax benefits as a component of income tax expense. The Company did not record any interest or penalties for the years ended December 31, 2025, 2024 and 2023.
Loss per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic loss per share of Common Stock is calculated by dividing the Company’s net loss by the weighted average number of shares of Common Stock outstanding during the period. Convertible preferred stock is considered a participating security because it shares on a pro rata basis in any dividends declared on Common Stock. However, since it does not participate in the Company’s losses, it is excluded from the computation of basic net loss per share. Diluted loss per share reflects the potential dilution that could occur if other instruments were converted into Common Stock, using the treasury stock method or if-converted method, as applicable. However, for periods in which the Company reports a net loss, all potentially dilutive instruments are excluded from the calculation of diluted loss per share, as their inclusion would be anti-dilutive. Subsequent to December 31, 2023, the Company determined that its preferred stock dividends would be excluded as a reduction to net loss on the Company’s consolidated statements of operations, and accordingly be excluded from the Company’s computation of basic loss per common share. Previously, the Company had included dividends in this calculation.
The Company’s dilutive instruments or participating securities as of December 31, 2025 included Common Stock warrants, convertible notes, and RSUs issued for services. The Company’s dilutive instruments or participating securities as of December 31, 2024 included convertible preferred stock, Common Stock warrants, convertible notes, and RSUs issued for services. As of December 31, 2025, Common Stock warrants outstanding were 84,568,084 with a weighted average strike price of $0.21 and total RSUs outstanding were 15,588,545.
Segment Reporting
The Company has two operating segments: “Digital Asset Mining,” consisting of providing hash computation services to a mining pool operator and “HPC Leasing,” consisting of providing high-density colocation services to third parties for HPC operations and all operations are domiciled in the United States of America. The reportable segments are identified based on the types of services performed. The Company’s HPC Leasing operations met the criteria to be considered a new segment during the third quarter of 2025. The Digital Asset Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The HPC Leasing segment generates revenue through lease agreements providing the right to use datacenter space and providing power delivery, physical security, and maintenance services.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining, such that the CODM was regularly provided only with consolidated expense data, as presented in the consolidated statements of operations. The CODM managed this segment using consolidated net loss as the primary measure of performance. In the third quarter of 2025, the Company changed the composition of its reportable segments and, accordingly, has recast its segment information for the year ended December 31, 2024 (see Note 19).
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
Recent Accounting Standards
Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands existing income tax disclosures for rate reconciliations by requiring disclosure of certain specific categories and additional reconciling items that meet the quantitative threshold and expands disclosures for income taxes paid by requiring disaggregation by certain jurisdictions, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this new standard did not have a material impact on our consolidated financial statements.
In August 2023, the FASB issued an ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, that requires a joint venture, upon formation, to measure its assets and liabilities at fair value in its standalone financial statements. A joint venture must recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. The adoption of this new standard did not have a material impact on our consolidated financial statements.
Issued — Not Yet Adopted
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments are effective for annual periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard will have on the Company’s disclosures in the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Scope Clarification and Accounting for Certain Contracts and Customer Share-Based Consideration (“ASU 2025-07”), which narrows the types of contracts subject to derivative accounting by excluding those whose payouts depend solely on an entity’s own operational metrics, rather than market-based variables, and clarifies that

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
share-based or warrant consideration received from a customer is accounted for under Topic 606 until the right to retain the instrument is unconditional, after which the guidance in Topic 815 and 321 applies. The amendments are effective for annual periods beginning after December 15, 2026, with early adoption permitted, and may be applied prospectively or on a modified retrospective basis with an option to elect or revoke the fair value option for certain instruments upon transition. The Company is currently evaluating the impact this standard will have on the Company’s accounting and related disclosures in the consolidated financial statements.
In May 2025, the FASB also issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, to address diversity in practice and improve the operability of accounting for share-based consideration granted to customers. The amendments clarify how to distinguish between service and performance conditions for vesting, require entities to estimate forfeitures for all share-based consideration payable to customers, and specify that variable consideration guidance in ASC 606 does not apply when measuring such awards. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Company’s accounting and related disclosures in the consolidated financial statements
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends existing guidance to allow entities to apply the same principles used in other business combinations when determining the accounting acquirer in a transaction involving a variable interest entity (VIE) that is a business and where consideration is primarily in the form of equity interests. This update addresses comparability concerns and provides for more consistent application of acquisition accounting principles. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the Company’s accounting and related disclosures in the consolidated financial statements.
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
NOTE 3 – BUSINESS COMBINATIONS AND DISCONTINUED OPERATIONS
Beowulf E&D
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the Purchase Agreement, in full consideration of the acquisition of Beowulf E&D, the Company agreed to pay the Seller:
•On the Acquisition Date (i) $3.0 million in cash and (ii) 5.0 million shares of Common Stock.
•Upon the date on which the Company closes the breakers to the busway which energizes the data hall for the CB-1 Project (the “CB-1 Earnout Milestone”), (i) $6.0 million in cash and (ii) Common Stock valued at $6.5 million calculated on the basis of a 60-day trailing volume weighted average price (“VWAP”) as of the date the CB-1 Earnout Milestone is achieved.
•Upon the execution by the Company of definitive documentation for a project financing of the CB-1 Project and the CB-2 Project (the “Project Financing Closing”), Common Stock valued at $6.5 million, calculated on the basis of a 60-day trailing VWAP as of the date the Project Financing Closing is achieved.
•Upon the execution by the Company of a datacenter lease for the CB-3 Project (the “CB-3 Earnout Milestone”), $13.0 million in cash.
Prior to the transaction, Beowulf E&D also performed certain administrative services to certain affiliates of the Seller. Concurrent with Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) through which the Company, along with Beowulf E&D, agreed to provide to certain affiliates of the Seller, who are related parties of the Company due to control by a member of the Company’s management, certain transition services including, but not limited to, services related to tax and accounting, human resources and payroll, information technology, legal, and other general services for a period of two years, unless terminated early in accordance with the provisions of the TSA. In consideration for the services, the Seller affiliates agreed to pay the Company a quarterly fee of $100 as well as reimbursement for third-party expenses incurred in the performance of the services. The Company determined that the TSA is not separate from the business combination and represented additional consideration transferred in the business combination. Accordingly, the Company recorded a liability at fair value at the Acquisition Date of $1.3 million to be amortized over the two-year term of the TSA. The Company had a $0.9 million liability related to the future services to be provided under the TSA included in other liabilities in the consolidated balance sheet as of December 31, 2025.
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
$54,565

(1)     The cash paid at close represents the gross contractual amount paid. Net cash paid, which accounts for the cash acquired of $0.3 million, was $2.7 million million and is reflected as an investing activity in the consolidated statement of cash flows for the year ended December 31, 2025.
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
(4)     The fair value of the Project Financing Closing was estimated using a GBM simulation in a risk-neutral framework and measured based on significant inputs not observable in the market which ASC 820 refers to as Level 3 inputs. Key assumptions include the expected timing and probability of achieving the Project Financing Closing and future stock price volatility.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2025, (i) the CB-1 Earnout Milestone was achieved and the Company paid $6.0 million in cash and issued 1.8 million shares of Common Stock to the Seller, (ii) the CB-3 Earnout Milestone was achieved and the Company paid $13.0 million in cash to the Seller and (iii) the Project Financing Closing was achieved and the Company issued 1.2 million shares of Common Stock to the Seller. The Company recognized the difference between the carrying value of the contingent consideration liabilities and the fair value of consideration transferred upon achievement of the respective earnout milestones of $10.4 million in change in fair value of consideration in the consolidated statement of operations for the year ended December 31, 2025.
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
In connection with the acquisition, the Company recorded goodwill of $55.5 million which is primarily a result of the value of Beowulf E&D’s specialized assembled workforce acquired and expected synergies of combining operations. The Company determined that all of the goodwill is expected to be deductible for tax purposes.
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
During the year ended December 31, 2025, there were no measurement period adjustments identified and recorded. As of the date these consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain working capital balances, deferred taxes and contingent consideration were not yet finalized. The Company has reflected the provisional amounts in these consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.
The Purchase Agreement also includes customary change of control provisions which provide for accelerated vesting of the earnout consideration in the event of a change of control as well as certain governance rights and additional cash payments.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company incurred acquisition-related costs of $1.5 million which are included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025.
Results of operations of the business acquired have been included in the Company’s consolidated financial statements subsequent to the Acquisition Date, which included no revenue, $7.0 million in selling, general and administrative expenses and $0.8 million, in selling, general and administrative expenses – related party in the consolidated statement of operations for the year ended December 31, 2025.
During the year ended December 31, 2025, prior to the Acquisition Date, and for the years ended December 31, 2024 and 2023, substantially all of Beowulf E&D’s revenues were earned pursuant to the services it provided to the Company under the Services Agreement, which would be considered intercompany and eliminate on a pro forma basis. Additionally, the expenses incurred by Beowulf E&D in providing the services to the Company per the Services Agreement prior to the Acquisition Date are reflected in the fees previously paid by the Company, such that Beowulf E&D’s pro forma expenses, prior to the Acquisition Date, are included in selling, general and administrative expenses – related party and operating expenses – related party in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (see Note 18).
Accordingly, the Company determined its consolidated financial statements for the years ended December 31, 2025, 2024 and 2023, in all material respects, reflect on a pro forma basis what the Company’s revenues and earnings would have been if the business acquisition had occurred at the beginning of the prior year.
RM 101
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
As of December 31, 2023, all net assets held for sale had been sold. During the year ended December 31, 2023, the Company made payments of the CVR liability related to proceeds from sales of net assets held for sale of $11.0 million such that as of December 31, 2023, the Company had made all of the aggregate required distributions of proceeds to the CVR Holders and the CVR Agreement was deemed terminated.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded no loss from discontinued operations, net of tax for the years ended December 31, 2025 and 2024. The loss from discontinued operations, net of tax for the year ended December 31, 2023 presented in the consolidated statements of operations includes the following results of RM 101 (in thousands):

Year Ended December 31, 2023
Selling, general and administrative expenses	$88
Loss from discontinued operations before other income	(88)
Other income	23
Loss from discontinued operations before income tax	(65)
Income tax expense	—
Loss from discontinued operations, net of tax	$(65)
Loss from discontinued operations, net of tax in the consolidated statements of operations also included a loss on CVR remeasurement of $0.1 million for the year ended December 31, 2023.
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
The following tables present the Company’s financial instruments that are measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, segregated by hierarchy fair value levels as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measured as of December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$270	$270	$—	$—
Warrant liabilities	844,698	—	—	844,698
	$844,968	$270	$—	$844,698

	Fair Value Measured as of December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$476	$476	$—	$—
	$476	$476	$—	$—

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Measurements
The Company has determined the fair value of the 2030 Convertible, Notes, 2031 Convertible Notes, 2032 Convertible Notes, and 2030 Secured Notes to be approximately $814.5 million, $1,180.3 million, $896.6 million, and $3,300.7 million, respectively, as of December 31, 2025 (see Note 10) using Level 1 inputs. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other receivables, other current assets, accounts payable, accrued construction liabilities, accrued compensation, accrued interest, accrued lessor costs, other accrued liabilities and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities.
Nonrecurring Fair Value Measurements
There were no additional material non-recurring fair value measurements as of December 31, 2025 and 2024, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 16), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 10), in connection with the issuance of Common Stock (see Note 16), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) and the calculation of fair value of nonmonetary assets distributed from the Company’s joint venture (see Note 12), (iv) the calculation of PSUs granted to employees as stock-based compensation (see Note 17) (v) the calculation of the fair value of components of total consideration transferred in the business acquisition of Beowulf E&D, including contingent consideration, and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed, (vi) the calculation of fair value of Common Stock issued in connection with the Cayuga Lease (see Note 8), (vii) the calculation of fair value of embedded derivatives in the Company’s 2031 Convertible Notes (see Note 10) and (viii) the calculation of fair value of the Google Warrants (see Note 8).
The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued in connection with the Google Backstop (see Note 8). The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on historical and implied stock price volatility of the Company. The risk-free interest rate was derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applied a dividend yield of zero, consistent with historical practice and expectations. The Company recognized a loss of $329.2 million during the year ended December 31, 2025, for the change in fair of the Google Warrants (see Note 8) which is included in change in fair value of warrants and derivative liabilities in the consolidated statement of operations.
The Company estimated the fair value of the conversion feature of the 2031 Convertible Notes using a “with-and-without” approach as the difference between the value of the 2031 Convertible Notes with and without the conversion feature. The value of the 2031 Convertible Notes under the “with” scenario was estimated using a binomial lattice model in a risk-neutral framework (a special case of the Income Approach), taking into consideration the various conversion and redemption features of the 2031 Convertible Notes. The value of the 2031 Convertible Notes was then calculated as the probability-weighted present value over all future modeled payoffs. Under the “without” scenario, the 2031 Convertible Notes were modeled using a discounted cash flow analysis. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on market yields. The risk-free interest rate was derived from U.S. Treasury yields based on a term-matched risk-free rate. The Company applied a dividend yield of zero, consistent with historical practice and expectations.
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
The Company utilized a Black-Scholes option pricing model, along with a discount for lack of marketability (“DLOM”), to value its Common Stock warrants issued in connection with the Term Loans (as defined in Note 10). The DLOM reflects contractual restrictions on the exercise of the warrants. The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model include expected share-

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
price volatility, expected term, risk-free interest rate, dividend yield, and DLOM. Expected volatility is based on historic volatility of a peer group of publicly traded companies over the expected term of the warrants, which is assumed to be equal to the contractual term. The risk-free interest rate is derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applies a dividend yield of zero, consistent with historical practice and expectations. The Company applied a DLOM of 20% to value the warrants issued in connection with the first amendment of the LGSA and a DLOM of 30% for warrants issued in connection with the Fifth Amendment to the Term Loans.
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 120%, based on both the Company’s and peer public companies’ data.
A DLOM of 10% was applied in determining the fair value of Common Stock issued in connection with the New Ground Lease. A DLOM of 9% was applied in determining the fair value of Common Stock issued on the Effective Date of the Cayuga Lease and a DLOM of 4.5% was applied in determining the fair value of additional Common Stock issued on September 30, 2025 relating to the Cayuga Lease (see Note 8).
NOTE 5 — DIGITAL ASSETS
The following table presents information about the Company’s digital asset holdings as of December 31, 2025 and 2024 (in thousands, except for quantity of digital assets):

	Quantity	Amount
Balance as of January 1, 2025	5	$476
Revenue recognized from digital asset mining	1,496	151,556
Change in digital assets receivable	2	177
Losses from remeasurement, net	—	(612)
Dispositions	(1,500)	(151,327)
Balance as of December 31, 2025	3	$270
Cost basis as of December 31, 2025(1)		$269

	Quantity	Amount
Balance as of January 1, 2024	43	$1,838
Revenue recognized from digital asset mining and hosting services	2,179	139,278
Bitcoin received as distribution from investee	395	22,776
Gains from remeasurement, net	—	2,200
Dispositions	(2,600)	(164,930)
Digital assets paid as consideration for services	(5)	(370)
Digital assets paid for purchases of and deposits on plant and equipment	(7)	(316)
Balance as of December 31, 2024	5	$476
Cost basis as of December 31, 2024(1)		$477
(1)     The cost basis of digital assets represents the valuation of digital asset at the time the Company earns the digital assets through mining activities.

	Year Ended December 31,
	2025	2024	2023
Realized (losses) gains on sales of digital assets, net(2)	$(613)	$2,193	$3,174

(2)     Digital assets are sold on a first in, first out (FIFO) basis. During the year ended December 31, 2025 and 2024, realized net gains are included in loss (gain) on fair value of digital assets, net in the consolidated statements of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s digital asset holdings are not subject to contractual sale restrictions. As of December 31, 2025 and 2024, the Company held no digital assets other than bitcoin.
NOTE 6 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Miners	$213,655	$192,655
Construction in process	1,069,059	107,624
Leasehold improvements	265,010	91,614
Electrical and computer equipment	91,158	32,031
Office furniture and fixtures	375	—
Vehicles	194	104
Deposits on miners	—	53,913
	1,639,451	477,941
Less: accumulated depreciation	(131,752)	(66,072)
	$1,507,699	$411,869
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $9.7 million, $0 and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Depreciation expense was $88.6 million, $59.8 million and $28.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the Company recorded accelerated depreciation expense of $19.6 million related to a certain miner building and related miners of which the Company shortened their useful lives based on expected shutdown of operations for purposes of supporting the HPC operations. During the year ended December 31, 2024, the Company recorded accelerated depreciation expense of $5.1 million related to certain miners of which the Company shortened their estimated useful lives based on replacement by April 30, 2024.
During the year ended December 31, 2025, the Company sold or otherwise disposed of 17,228 miners and received proceeds of $11.6 million resulting in a net loss on disposal of property, plant and equipment of $4.9 million in the consolidated statement of operations. During the year ended December 31, 2024, the Company sold or otherwise disposed of 62,970 miners and received proceeds of $23.3 million resulting in a net loss on disposal of property, plant and equipment of $17.8 million in the consolidated statement of operations. During the year ended December 31, 2023, the Company recorded a loss on disposal of property, plant and equipment of $1.2 million. The Company recorded no impairment during the years ended December 31, 2025, 2024 and 2023, respectively, other than impairment of $0.4 million for certain miners that were reclassified as held for sale and subsequently sold during the year ended December 31, 2024 which is included in loss on disposal of property, plant and equipment in the consolidated statement of operations.
During the year ended December 31, 2024, the Company entered into a Future Sales and Purchase Agreement and Supplemental Agreement with Bitmain Technologies Delaware Limited (“Bitmain Delaware”) which provided the Company the right, but not the obligation, to purchase up to 7,020 PH (approximately 30,000 miners) of S21 Pro miners for a purchase price of $112.3 million (the “Bitmain Call Option”). During the year ended December 31, 2024, the Company exercised its option pursuant to the Bitmain Call Option to purchase 30,000 S21 Pro units and, as of December 31, 2024, the deposits on miners of $53.9 million represented payment to Bitmain Delaware for approximately 14,400 S21 Pro miners purchased under the Bitmain Call Option which were received in 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – GOODWILL
The following table summarizes the change in the carrying amount of goodwill during the year ended December 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill
Balance as of December 31, 2024	$—	$—	$—
Acquisition of Beowulf E&D	55,457	—	55,457
Balance as of December 31, 2025	$55,457	$—	$55,457
Goodwill attributed to the acquisition of Beowulf E&D reflects the Company’s allocation of purchase consideration in excess of the estimated fair values of net assets acquired.
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining. In the third quarter of 2025, the Company’s HPC Leasing operations met the criteria to be considered a new segment. Accordingly, the Company determined the change in composition of its reportable segments resulted in the identification of two reporting segments (HPC Leasing and Digital Asset Mining) and reassigned goodwill to the reporting segments affected using a relative fair value allocation approach, resulting in goodwill of $53.4 million and $2.1 million allocated to the HPC Leasing reporting segment and Digital Asset Mining reporting segment, respectively, as of December 31, 2025.
The Company’s annual impairment evaluation resulted in no impairment during the year ended December 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — LEASES
Lessee Accounting
The New Ground Lease
In May 2021, the Company entered into a ground lease (as amended from time to time, the “Ground Lease”), related to the Lake Mariner Data Campus in New York with a counterparty which is a related party due to control by a member of Company management (the “Ground Lease Lessor”). The Ground Lease had a term of eight years and was classified as an operating lease remeasured as of the date of the second amendment in July 2022 utilizing a discount rate of 12.6%, which was an estimate of the Company’s incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the remeasurement date.
In October 2024, the Company terminated its existing Ground Lease and entered into a new agreement with the same related party counterparty (the “New Ground Lease”) for the Lake Mariner Data Campus. The New Ground Lease expanded the acreage of real property covered by the prior lease to support both cryptocurrency mining and HPC leasing datacenter operations. The New Ground Lease includes both fixed and variable payments, including an annual escalation factor and the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. It has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional five-year periods unless the Company provides written notice of termination at least six months prior to the end of the initial or the then-current renewal term. Upon expiration of the New Ground Lease, all buildings and improvements on the premises will revert to the Ground Lease Lessor in good condition. As consideration for terminating the prior lease and entering into the New Ground Lease, the Company issued 20.0 million shares of Common Stock with a fair value of $68.8 million and paid $12.0 million in cash (the “Cash Lease Prepayment”) to the parent company of the Ground Lease Lessor in October 2024. The Company determined that this transaction constituted a lease modification under ASC 842.
The New Ground Lease contains two lease components: land and building. The land component was classified as an operating lease, while the building component was classified as a finance lease, as the 35 years initial term represents a major portion of the building’s remaining economic life. As of October 9, 2024, the Company remeasured the lease liabilities for both components using a discount rate of 6.9%, which reflects the estimated incremental borrowing rate for a collateralized loan with a term comparable to the lease payments.
In May 2025 in connection with acquisition of Beowulf E&D, the New Ground Lease was amended and restated (as amended and restated, the “A&R Lease”). While the A&R Lease did not change the parties, term or payments under the lease, the A&R Lease grants the Ground Lease Lessor the right to participate in TeraWulf’s board of directors meetings as a non-voting observer for the remainder of the A&R Lease term, provided that the Ground Lease Lessor (together with its affiliates) continues to beneficially own at least 15 million shares of Common Stock. The A&R Lease also provides that (a) Beowulf E&D has been, and is currently providing certain services in its capacity as the exclusive operator of the Lake Mariner Data Campus, (b) so long as TeraWulf is an affiliate of the Ground Lease Lessor, the lessee may designate TeraWulf or one or more of its wholly owned subsidiaries as operator of the premises (together with Beowulf E&D, each and collectively “TeraWulf Operator”), and (c) as long as TeraWulf Operator is not in material default of its services, TeraWulf Operator may not be replaced or removed as operator without the prior written consent of the Ground Lease Lessor, with such consent not to be unreasonably withheld, conditioned or delayed.
In August 2025, the A&R Lease was amended and restated (the “Second A&R Lease”). Pursuant to the terms of the Second A&R Lease, Lake Mariner Data LLC (“Lake Mariner”), an indirect wholly owned subsidiary of the Company, assigned its right, title and interest in the premises to its parent company, TeraWulf Brookings LLC (“Brookings”) and the parties adjusted the leased acreage to Lake Mariner’s current bitcoin mining operations. On the same date, the Ground Lease Lessor and Brookings entered into three new ground leases for the remaining acreage (collectively, the “Somerset-Brookings Leases”). The Somerset-Brookings Leases and the Second A&R Lease collectively cover 162.7 acres of real property and grant the respective tenants access to power and infrastructure equipment for up to 750 MW at the Lake Mariner Data Campus. This internal lease restructuring was not a substantive modification to the A&R Lease as it did not result in a change to the underlying right-of-use assets, lease term or total consideration transferred under the leasing arrangement. This restructuring enabled the Company to allocate power and infrastructure resources to its bitcoin mining and HPC subsidiaries via different subleases tailored to its datacenter customers.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Cayuga Lease
On August 12, 2025 (the “Effective Date”), the Company entered into a lease agreement (the “Cayuga Lease”), related to the Company’s Lake Hawkeye site in New York with a counterparty which is a related party due to control by a member of Company management (the “Cayuga Lease Lessor”), The Cayuga Lease leases a portion of Cayuga Lease Lessor’s real property consisting of approximately 183 acres, including all structures, equipment, facilities and fixtures located thereon which the Company expects to use primarily for HPC datacenter operations. The Cayuga Lease has an initial term of 80 years with no renewal rights and the Company prepaid rent consisting of (i) $95.0 million in the form of Common Stock determined on the basis of a 15-day trailing VWAP by issuing 18.6 million shares of Common Stock and (ii) $3.0 million in cash during the year ended December 31, 2025. The Company is also responsible for its proportionate share of certain costs, expenses and disbursements incurred by Cayuga Lease Lessor to own, operate and maintain any other portions of the real property necessary or useful to reasonably support the Company’s use of the premises.
Any time after the 50th anniversary of the Effective Date (i) the Company may elect to purchase the premises for $100, either as an asset acquisition or though the purchase of all membership interests in the Cayuga Lease Lessor, and (ii) the Cayuga Lease Lessor and its parent may require the Company to purchase the premises on the same terms. In addition, following the Cayuga Lease Lessor’s reasonable determination that the premises will be subject to material environmental damage arising during the term resulting from the Company’s use of the premises, the Cayuga Lease Lessor may require the Company to purchase the premises for $100 either as an asset acquisition or through the purchase of all the membership interests in the Cayuga Lease Lessor. Any such sale will be on an “as is” “where is” basis. Upon expiration of the Cayuga Lease, all buildings and improvements on the premises will revert to the Cayuga Lease Lessor in good condition. The Cayuga Lease contained three lease components: land, buildings and equipment. All three components were classified as finance leases, due to the bargain purchase option. The Company measured the lease liabilities for the three components using a discount rate of 7.5%, which reflects the estimated incremental borrowing rate for a collateralized loan with a term comparable to the expected lease term.
Other Lessee Arrangements
In April 2025, the Company entered into an office lease in New York (the “NY Hudson Lease”). The NY Hudson Lease, which was classified as an operating lease, commenced in September 2025 with an initial term ending March 31, 2033 and includes two five-year renewal options. The Company measured the right-of use asset and lease liability of the NY Hudson Lease in accordance with ASC 842 using a discount rate of 6.2%, which reflects the estimated incremental borrowing rate for a collateralized loan with terms comparable to the lease payments. In connection with the execution of the NY Hudson Lease, the Company posted a letter of credit for $1.4 million as security for the lease which shall remain in effect through the term of the NY Hudson Lease. The Company is required to maintain a balance of $1.4 million in a deposit account as collateral to the letter of credit, which is included in restricted cash (noncurrent) in the consolidated balance sheet as of December 31, 2025.
In connection with the acquisition of Beowulf E&D, the Company acquired four office leases of Beowulf E&D, including (i) one lease with a remaining lease terms of less than twelve months, for which the Company elected an accounting policy to not recognize this short-term leases on its balance sheet as allowed under ASC 842 as well as one lease for office space in Washington D.C. with nominal rent payments over a 13-month term, (ii) an acquired lease for a property in New York with a related party counterparty due to control by members of the Company’s management (the “NY Lease”), which was classified as an operating lease with a remaining term of 11.3 years as of the Acquisition Date, and (iii) an acquired lease for office space in Maryland with a related party counterparty due to control by a member of the Company’s management (the “MD Lease”), which was classified as an operating lease with a remaining term of 6.1 years as of the Acquisition Date. The Company measured the right-of-use assets and lease liabilities of the NY Lease and the MD Lease as of May 21, 2025 in accordance with ASC 842 using a discount rate of 6.9% and 6.5%, respectively, which reflects the estimated incremental borrowing rates for a collateralized loan with terms comparable to the lease payments.
In September 2025, the Company entered an equipment lease for certain standby power generation equipment which is expected to commence in February 2026 (the “Equipment Lease”). The Equipment Lease includes fixed and variable payments over an initial term of one year with options to extend in six-month increments, up to four years. The Equipment Lease also includes a purchase option to purchase the equipment under lease with certain credits applied for fixed payments made during the term of the lease. The Company anticipates the lease will qualify as a finance lease upon commencement and prepaid $6.2 million of rent during the year ended December 31, 2025 which is included within other assets in the consolidated balance sheet as of December 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2025, the Company recorded operating lease expense of $5.4 million, including variable expense of $1.4 million and made cash lease payments of $2.7 million. Of the total operating lease expenses, $3.7 million is included in operating expenses – related party, $0.9 million is included in selling, general and administrative expenses, and $0.8 million is included in selling, general and administrative expenses – related party, respectively, in the consolidated statement of operations. During the years ended December 31, 2024 and 2023, the Company recorded operating lease expense of $1.7 million and $1.3 million, respectively, including variable expense of $0.2 million and $0.2 million, respectively, in operating expenses – related party in the consolidated statements of operations and made cash lease payments of $11.5 million and $0.9 million, respectively, in addition to the issuance of the aforementioned Common Stock for the New Ground Lease.
During the years ended December 31, 2025 and 2024, the Company recorded amortization of the right-of-use assets related to its finance leases of $2.5 million and $0.1 million, respectively, including variable expense of $1.2 million and $0, respectively, in operating expenses – related party in the consolidated statements of operations and made cash payments of $9.2 million and $0.9 million, respectively, in addition to the issuance of the aforementioned Common Stock for the New Ground Lease and the Cayuga Lease. The Company recorded interest expense on finance lease liabilities of $20,000 and $5,000 included in interest expense in the consolidated statements of operations for the year ended December 31, 2025 and 2024, respectively. The Company recorded no amortization of ROU and interest expense on finance lease liabilities or made payments for finance leases during the year ended December 31, 2023.
As of December 31, 2025, the remaining operating and finance lease terms were 11.8 years and 33.9 years, respectively, and the weighted-average discount rate of operating and finance leases were 6.5% and 6.9%, respectively.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of December 31, 2025 (in thousands):

Year ending December 31:	Operating Lease Liability	Finance Lease Liability
2026	$3,527	$22
2027	3,543	22
2028	3,559	22
2029	3,612	22
2030	3,703	22
Thereafter	17,840	635
	$35,784	$745
A reconciliation of the undiscounted cash flows to the operating lease and finance lease liabilities recognized in the consolidated balance sheet as of December 31, 2025 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the operating lease	$35,784	$745
Unamortized discount	11,460	454
Total operating lease liability	24,324	291
Current portion of operating lease liability	2,015	2
Operating lease liability, net of current portion	$22,309	$289
Lessor Accounting
In December 2024, the Company entered into long-term HPC leases with a customer (the “Core42 HPC Leases”) for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, two of the Core42 HPC Leases had commenced in July and August 2025, respectively. The other two leases are expected to begin in early 2026. The Core42 HPC Leases included an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. In August 2025, the Company entered into change orders on the Core42 HPC Leases whereby the parties agreed to additional work and an adjustment of the base lease rent and modified the 10-year term to commence upon the achievement of certain specified additional work.
The Core42 HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million which shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the year ended December 31, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and as of December 31, 2025, has recorded $58.2 million and $23.3 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the consolidated balance sheet.
In August 2025, the Company entered in long-term HPC leases with a customer (the “Fluidstack HPC Leases”) for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use datacenter space—currently under construction—and nonlease components for power delivery, physical security, and maintenance services. As of December 31, 2025, none of the Fluidstack HPC Leases had commenced. Each Fluidstack HPC Lease is expected to begin at various dates in 2026 and includes an initial 10-year term and two five-year renewal options.
In connection with the Fluidstack HPC Leases, the Company entered into recognition agreements with Fluidstack USA I Inc. (“Fluidstack”) and Google LLC (“Google”) (the “Google Recognition Agreements”), pursuant to which Google agreed to backstop (the “Google Backstop”) certain obligations of Fluidstack under the Fluidstack HPC Leases. The Google Backstop under each Google Recognition Agreement becomes effective as of the commencement date under the corresponding Fluidstack HPC Lease. In the event of a payment default under a Fluidstack HPC Lease, or if Fluidstack becomes subject to an insolvency event, following notice from the Company, Google will have the option to either (i) pay the termination fee under such Fluidstack HPC Lease (the “Termination Fee”) or (ii) pay all rent currently due under the Fluidstack HPC Lease and assume the Fluidstack HPC Lease as the tenant thereunder.
In consideration of Google providing the Google Backstop, the Company entered into Warrant Agreements with Google, pursuant to which the Company issued to Google warrants (the “Google Warrants”) to purchase a total of 73,580,000 shares of Common Stock for an exercise price of $0.01 per share of Common Stock. The Google Warrants have an exercise period beginning on the earlier of the commencement date of each respective Fluidstack HPC Lease or 180 days after the target commencement date, as defined, of each respective Fluidstack HPC Lease and expiring on August 13, 2030 for 41,011,803 of the Google Warrants and August 17, 2030 for 32,568,197 of the Google Warrants. If the Google Warrants are not exercised by these dates and the market value of Common Stock exceeds the exercise price, the Google Warrants are automatically exercised on a net basis. As a condition to receiving the Google Warrants prior to the effective date applicable to the Google Backstop, Google has agreed to pledge the Google Warrants for the benefit of the lenders under certain financing transactions in connection with construction of the HPC buildings pursuant to a customary warrant pledge agreement until such time as the Google Backstop becomes effective. Google entered into this pledge agreement with the Company and Wilmington Trust, National Association, as collateral agent, in connection with the Company’s $3200.0 million 2030 Senior Secured Notes financing in October 2025 (see Note 10).
The Company recorded an asset of $515.5 million based on the fair value of the Google Warrants at issuance, which is in deferred charges in the consolidated balance sheet as of December 31, 2025. The Company will amortize this asset over the life of the Fluidstack HPC Leases on a straight-line basis to recognize the benefit derived from the Google Backstop. The Company recorded the Google Warrants in warrant liabilities in the consolidated balance sheet as of December 31, 2025 and changes in the fair value are recorded in change in fair value of warrants and derivatives in the consolidated statement of operations during the year ended December 31, 2025.
The Company entered into commission agreements in connection with its HPC Leases. The commissions were earned upon execution of the HPC Leases and receipt of Prepaid Rent, as applicable, and the Company recorded assets for the commission charges as initial direct costs and will amortize these assets over the life of the respective HPC Leases on the same basis as lease income. Certain of the commission payments become payable upon future events, including commencement of the respective HPC Leases. As of December 31, 2025, the Company reported unamortized initial direct

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
costs of $57.4 million included in deferred charges and $27.6 million in accrued lessor costs, respectively, in the consolidated balance sheet.
The components of HPC lease revenue for the operating leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Lease income relating to lease payments	$13,750	$—	$—
Variable lease payments	$3,149	$—	$—
The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received as of December 31, 2025, and thereafter (in thousands):

Operating Lease
2026	$14,144
2027	21,702
2028	30,111
2029	31,014
2030	31,944
Thereafter	178,844
$307,759
Leased property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer equipment	$2,867	$—
Electrical equipment	43,200	—
Leasehold improvements	126,927	—
Total	172,994	—
Less: accumulated depreciation	(2,655)	—
Leased property, plant and equipment, net	$170,339	$—
NOTE 9 – INCOME TAXES
The components of net loss before income tax for continuing operations (comprised of the total of loss before income tax and equity in net (loss) income of investee and equity in net (loss) income of investee, net of tax) for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(661,340)	$(72,417)	$(73,419)
Foreign	—	—	—
Total	$(661,340)	$(72,417)	$(73,419)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s income tax provision for continuing operations for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total current income tax provision	—	—	—

Deferred:
Federal	73	—	—
State and local	3	—	—
Foreign	—	—	—
Total deferred income tax provision	76	—	—
Income tax provision	$76	$—	$—
The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate for the year ended December 31, 2025 as follows:

	Year Ended December 31, 2025
	Amount	%
Federal statutory rate	$(138,881)	21.0%
State and local income taxes, net of federal income tax effect	1	—%
Foreign tax effects	—	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax credits	—	—%
Changes in valuation allowances	33,183	(5.0)%
Nontaxable or nondeductible items
Change in fair value of warrants and derivatives	90,256	(13.7)%
Non-deductible compensation	18,423	(2.8)%
Excess tax deduction on stock compensation	(3,242)	0.5%
Other	271	—%
Changes in unrecognized tax benefits	—	—%
Other items	65	—%
Effective tax rate	$76	—%

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between income tax provision and the expected tax provision at the statutory rate for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.3%	0.4%
Permanent differences	(0.1)%	0.8%
Non-deductible compensation	(14.6)%	(1.3)%
Change in valuation allowance	(17.6)%	(15.6)%
Share based liabilities	7.0%	(4.5)%
Change in fair value of warrants and derivatives	—%	—%
Other items	—%	(0.8)%
Effective tax rate	—%	—%
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.
The tax effects of significant items comprising the Company's deferred taxes as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$72,174	$48,552
Accruals and reserves	399	1,082
Lease liabilities	5,201	892
Stock compensation	1,848	337
Interest expense limitation carryforward	13,737	5,665
Goodwill and acquired intangibles	1,910	—
Other	166	—
Gross deferred tax assets	95,435	56,528
Valuation allowance	(85,162)	(53,705)
Deferred tax assets, net	10,273	2,823

Deferred tax liabilities:
Lease right-of-use asset	(6,548)	(880)
Property, plant and equipment	(3,801)	(1,943)
Gross deferred tax liabilities	(10,349)	(2,823)
Deferred tax liabilities, net	$(76)	$—
ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
allowance as of December 31, 2025 and 2024, for the amount of deferred tax assets that will not be realized. The increase in the December 31, 2025 valuation allowance of $33.2 million is primarily attributable to the current year net loss.
As of December 31, 2025 and, 2024, for federal income tax purposes the Company had total net operating loss carryforwards of approximately $330.0 million and $211.1 million, respectively. As of December 31, 2025, the net operating losses will have an indefinite carryforward as a result of the Tax Cuts and Jobs Act, but may be limited in utilization to 80% of taxable income. For state income tax purposes, as of December 31, 2025 and 2024 the Company had state net operating loss carryforwards of approximately $47.2 million and $65.3 million, respectively, which begin to expire in 2041.
As of December 31, 2025 and 2024, the Company did not have any available federal or state research and development tax credit carryforwards.
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
The Company follows the provisions of ASC 740 which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in the consolidated financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the consolidated balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2025 and 2024, the Company had not recorded any long-term liabilities for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations. For the years ended December 31, 2025 and 2024, no estimated interest or penalties were recognized on uncertain tax positions.
The Company files income tax returns in the U.S. federal tax jurisdiction and various state jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. The statute of limitations for assessment by federal and state tax jurisdictions in which the Company has business operations is open for the tax year ended December 31, 2025. The tax years subject to examination vary by jurisdiction.
NOTE 10 – DEBT
Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Term debt	$3,200,000	$—
Debt issuance costs and debt discount	(101,444)	—
Property, plant and equipment finance agreement	—	—
	3,098,556	—
Less current portion of long-term debt	46,316	—
Total long-term debt, net of current portion	$3,052,240	$—

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Notes
On October 22, 2025, the Company, through its wholly owned subsidiary Wulf Compute LLC (“Wulf Compute”), completed a private offering of $3,200.0 million aggregate principal amount of 7.75% Senior Secured Notes due 2030 (the “2030 Secured Notes”). The 2030 Secured Notes have a maturity date of October 15, 2030. The net proceeds of the 2030 Secured Notes are being used to finance a portion of the cost of the HPC buildout at the Lake Mariner Data Campus.
Principal payments on the 2030 Secured Notes are due on a semi-annual basis on April 15 and October 15 of each year following completion of the initial phase of the Lake Mariner Data Campus buildout. The Company is also required to make an offer to holders to repurchase the 2030 Secured Notes based on excess cash flows, as defined, on or before each semiannual payment date. Interest payments are due in arrears on April 15 and October 15 of each year, beginning on April 15, 2026.
The 2030 Notes are fully and unconditionally guaranteed by Wulf Compute’s subsidiaries, La Lupa Data LLC, Akela Data Holdings LLC and Akela Data LLC (collectively, the “Guarantors”). The 2030 Secured Notes and related guarantees are secured by first-priority liens on (i) substantially all the assets of Wulf Compute and the Guarantors, other than certain excluded property, (ii) all equity interests of Wulf Compute held by Brookings, the direct parent company of Wulf Compute, and (iii) a designated lockbox account of Fluidstack. Additionally, in connection with the 2030 Secured Notes, Google and the Company entered into a pledge agreement. Under the pledge agreement, Google assigned and pledged to the collateral agent, its successors and permitted assigns, for the benefit of the lenders, and granted to the collateral agent, its successors and permitted assigns, for the benefit of the lenders, a security interest in all of Google’s right, title and interest in, to and under the Google Warrants. The security interests associated with the Google Warrants shall automatically terminate and/or be released upon the earlier of (i) the occurrence of the commencement date of the respective Fluidstack HPC Leases and the (ii) the payment and discharge in full of the 2030 Secured Notes.
In connection with the 2030 Secured Notes, an affiliate of Google unconditionally agreed with the collateral agent for the benefit of the lenders that it shall (or shall cause Google to) pay the Termination Fee in accordance with the timing requirements set forth in the respective Google Recognition Agreements.
The Company has provided customary completion guarantees with respect to the HPC buildout at the Lake Mariner Data Campus under which it will fund Wulf Compute as necessary to ensure the timely completion of the HPC data center buildings.
The Company may redeem some or all of the 2030 Secured Notes at any time on or after October 15, 2027 at the redemption price, plus accrued and unpaid interest. Prior to October 15, 2027, the Company may redeem some or all of the 2030 Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the agreement. Prior to October 15, 2027, the Company may also redeem up to 40% of the aggregate principal amount of the 2030 Secured Notes (which includes additional notes, if any) in an amount not to exceed the amount of the proceeds of certain equity offerings at set redemption prices, plus accrued and unpaid interest. Certain events, as described in the 2030 Secured Notes, required mandatory prepayment.
The 2030 Secured Notes related guarantees rank (i) equally in right of payment with all existing and future senior indebtedness of Wulf Compute and the Guarantors, (ii) senior in right of payment to all existing and future indebtedness of the Wulf Compute and the Guarantors that are, by their terms, expressly subordinated in right of payment to the 2030 Secured Notes, (iii) effectively senior to all existing and future unsecured indebtedness of Wulf Compute and the Guarantors to the extent of the value of the Collateral, (iv) effectively senior to all existing and future indebtedness of Wulf Compute and the Guarantors secured by a junior-priority lien on the collateral, to the extent of the value of the collateral, (v) effectively junior to all indebtedness of Wulf Compute and the Guarantors that is secured by assets not constituting collateral, to the extent of the value of such assets, and (vi) structurally subordinated to all obligations of each of the Issuer’s subsidiaries that is not a guarantor of the 2030 Senior Notes.
The 2030 Secured Notes contain certain customary negative covenants. The negative covenants restrict or limit Wulf Compute to, among other things, incur debt, create liens, divest or acquire assets and make distributions or pay dividends. The 2030 Secured Notes also contain usual and customary events of default (subject to certain threshold amounts and grace periods). If an event of a default occurs and is continuing, the then outstanding obligations under the 2030 Secured Notes may become immediately due and payable.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the offering, the Company incurred issuance costs and up-front fees, totaling $105.4 million. These amounts represented debt issuance costs which are being amortized as an adjustment of interest expense over the term of the 2030 Secured Notes. The 2030 Secured Notes have an effective interest rate of 8.7% which includes the stated interest of 7.75%.
Loan, Guarantee and Security Agreement (the “LGSA”)
On December 1, 2021, the Company entered into the LGSA with Wilmington Trust, National Association, as administrative agent, which consisted of total Term Loans of $146.0 million (the “Term Loans”) with an interest rate of 11.5% and a maturity date of December 1, 2024.
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
During the year ended December 31, 2023, the Company repaid $6.6 million of the principal balance in accordance with the excess cash flow sweep. During the year ended December 31, 2024, the Company repaid $139.4 million of the principal balance, including voluntary prepayments of $74.5 million. In connection with the voluntary prepayments, the Company recorded a loss on extinguishment of debt of $6.3 million which is included in the consolidated statement of operations, consisting of $1.3 million of prepayment fees and the immediate write-off of $5.0 million of unamortized debt discount associated with the principal repaid. The Company fully repaid the principal balance of the Term Loans in July 2024.
In connection with the Term Loans under the LGSA, the Company issued to the holders of the Term Loans certain shares of Common Stock, warrants to purchase shares of Common Stock and incurred issuance costs and up-front fees, which included $29.8 million in December 2021 in connection with the original issuance, $3.5 million in July 2022 in connection with the first amendment of the LGSA, $2.9 million in October 2022 in connection with the third amendment of the LGSA, and $16.0 million in March 2023 in connection with the Fifth Amendment. These amounts represented debt issuance costs and debt discount which were being amortized as an adjustment of interest expense over the term of the LGSA.
LGSA Warrants
In 2022, in connection with the first and third amendments of the LGSA, the Company issued warrants to the lenders to purchase 8,455,410 shares of Common Stock at $0.01 per share. During the years ended December 31, 2025, 2024 and 2023, 0, 0 and 2,740,587 warrants, respectively, issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $0, $0, and $27,000, respectively.
In March 2023, in connection with the Fifth Amendment to the LGSA the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the Fifth Amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants were exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the Common Stock issuable upon exercise of the warrants described above.
During the year ended December 31, 2025, 5,445,316 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprising 141,726 Penny Warrants and 5,303,590 Dollar

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Warrants, for aggregate proceeds to the Company of $5.3 million. During the year ended December 31, 2024, 31,534,861 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprising 27,617,539 Penny Warrants and 3,917,322 Dollar Warrants, for aggregate proceeds to the Company of $4.2 million.
All warrants granted by the Company as a component of debt transactions are classified as equity in the consolidated balance sheets as of December 31, 2025 and 2024.
Convertible Notes
The following is a summary of the Company’s convertible notes as of December 31, 2025 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(10,233)	$489,767

Convertible notes:
2031 Convertible notes	$1,000,000	$(416,301)	$583,699
2032 Convertible notes	$1,025,000	$(25,911)	999,089
			$1,582,788
The following is a summary of the Company’s convertible notes as of December 31, 2024 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2030 Convertible notes	$500,000	$(12,498)	$487,502
2030 Convertible Notes
In October 2024, the Company completed a private offering of 2.75% convertible senior notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes, which are unsecured, were sold under a purchase agreement entered into by and between the Company and Cantor Fitzgerald & Co. (“Cantor”) as representative of the initial purchasers named therein (the “Initial Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate principal amount of notes sold in the offering was $500.0 million, which included $75.0 million aggregate principal amount of notes issued pursuant to an option to purchase additional notes granted to the Initial Purchasers under the purchase agreement, which the Initial Purchasers exercised in full. The notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the notes were approximately $487.1 million after deducting the Initial Purchasers’ commissions and offering expenses of $12.9 million in total. The 2030 Convertible Notes have an effective interest rate of 3.3% which includes the stated interest of 2.75% that is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025.
The 2030 Convertible Notes will mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted by the noteholders or redeemed or repurchased by the Company. The initial conversion rate of the 2030 Convertible Notes was 117.9245 shares of Common Stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $8.48 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Notes being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined) during the make-whole fundamental change period (as defined), the Company will, in certain circumstances, increase the conversion rate by the number of additional shares described in the indenture to the

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2030 Convertible Notes for a holder that elects to convert such holders’ 2030 Convertible Notes in connection with such make-whole fundamental change. As of December 31, 2025, there have been no changes to the initial conversion rate.
Before November 1, 2029, noteholders will have the right to convert their 2030 Convertible Notes only upon the occurrence of the following events:
•during any calendar quarter (and only during such calendar quarter) commencing after March 31, 2025, if the last reported sale price per share of Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day (the “2030 Sale Price Conversion Event”);
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
In October 2025, the 2030 Convertible Notes became convertible at the option of the holder based on the achievement of the 2030 Sale Price Conversion Event. Accordingly, the 2030 Convertible Notes are classified as short-term convertible notes in the consolidated balance sheet as of December 31, 2025. Upon conversion of the 2030 Convertible Notes, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of Common Stock, at the Company’s election. The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after November 6, 2027, but only if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for a specified period of time (as set forth in the indenture to the 2030 Convertible Notes). The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
In connection with the offering of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2030 Capped Calls”). The 2030 Capped Calls, which terminate on February 1, 2030 (the “Capped Calls Termination Date”), each have an initial strike price of $8.48 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The 2030 Capped Calls have an initial cap price of $12.80 per share, subject to certain adjustments. The 2030 Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of Common Stock that initially underlie the 2030 Convertible Notes, and are expected generally to reduce potential dilution to the Company’s Common Stock upon any conversion of 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2030 Capped Calls. The conditions that cause adjustments to the initial strike price of the 2030 Capped Calls mirror the conditions that result in corresponding adjustments for the 2030 Convertible Notes. The 2030 Capped Calls automatically

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercise in daily ratable amounts between December 5, 2029 and the Capped Calls Termination Date. Additionally, upon the repurchase, redemption or conversion of a quantity of 2030 Convertible Notes, the Company may, but is not required to, effect an early termination of the number of Capped Call options in proportion to such 2030 Convertible Notes repurchased, redeemed or converted. The Company may elect cash settlement or combination settlement, which includes shares of Common Stock or a combination of cash and shares of Common Stock. For accounting purposes, the 2030 Capped Calls are separate transactions, and not part of the terms of the 2030 Convertible Notes. As these transactions meet certain accounting criteria, the 2030 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $60.0 million incurred in connection with the 2030 Capped Calls was recorded as a reduction to additional paid in capital in the consolidated balance sheet as of December 31, 2024.
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
The total aggregate principal amount of the offering was $1,000.0 million, including $150.0 million issued pursuant to the Initial 2031 Purchasers’ full exercise of their option to purchase additional notes. The 2031 Convertible Notes were issued at par, and net proceeds totaled approximately $975.3 million after deducting $24.7 million in purchasers’ commissions and offering expenses. The 2031 Convertible Notes have an effective interest rate of 10.9% which includes the stated interest of 1.00% that is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026.
The 2031 Convertible Notes mature on September 1, 2031 (the “2031 Convertible Notes Maturity Date”), unless earlier converted redeemed or repurchased. The initial conversion rate is 80.4602 shares of Common Stock per $1,000 principal amount, equivalent to a conversion price of approximately $12.43 per share, subject to customary anti-dilution adjustments outlined in the indenture. The conversion rate will not be adjusted for accrued but unpaid interest.
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of December 31, 2025, there were no changes to the initial conversion rate.
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
•If the Company calls any or all of the 2031 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
Upon conversion, the Company may settle the 2031 Convertible Notes in cash or a combination of cash and shares of Common Stock, at its election. The Company’s ability to elect to settle conversions in a combination of cash and shares of Common Stock was subject to its receipt of stockholder approval for an increase in the number of the Company’s authorized shares of Common Stock. As of closing of the 2031 Convertible Notes in August 2025, the Company was not

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
initially allowed to elect combination settlement (cash and shares of Common Stock) until after the Company’s Articles of Incorporation were amended to increase the number of authorized shares of Common Stock, subject to stockholder approval, such that the conversion feature was required to be bifurcated from the 2031 Convertible Notes and accounted for separately as a derivative liability of $410.6 million. The Company recognized the change in fair value of the derivative liability of $100.6 million which is included in change in fair value of warrant and derivative liabilities in the consolidated statements of operations for the year ended December 31, 2025. On September 30, 2025, the Company increased the number of authorized shares of Common Stock such that the Company may elect combination settlement (cash and shares of Common Stock) such that the conversion feature met the criteria for equity classification and the Company reclassified the fair value of the derivative liability of $511.2 million to additional paid in capital in the consolidated balance sheet.
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
In connection with the offering, the Company entered into privately negotiated capped call transactions (the “2031 Capped Calls”) with certain counterparties. The 2031 Capped Calls have a strike price of $12.43 per share and an initial cap price of $18.76 per share, each subject to adjustment. They cover the same number of shares initially underlying the 2031 Convertible Notes and are intended to reduce potential dilution and/or offset any cash payments the Company may be required to make above the principal amount upon conversion.
The 2031 Capped Calls will automatically settle or exercise in daily ratable amounts between July 2, 2031, and August 28, 2031, if such capped calls are in-the-money. In the event of a repurchase, redemption, or conversion of the 2031 Convertible Notes, the Company may—but is not obligated to—terminate a corresponding portion of the 2031 Capped Calls options. The Company may elect cash settlement or combination settlement, which includes shares of Common Stock or a combination of cash and shares of Common Stock. The 2031 Capped Calls are accounted for as separate equity transactions and not as derivatives. The $100.6 million cost of the 2031 Capped Calls was recorded as a reduction to additional paid-in capital on the consolidated balance sheet.
The indenture includes customary covenants and events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% of the outstanding principal amount may declare the 2031 Convertible Notes immediately due and payable.
2032 Convertible Notes
In October 2025, the Company completed a private offering of 0.00% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”). The unsecured notes were sold pursuant to a purchase agreement between the Company and Morgan Stanley & Co. LLC, as representative of the initial purchasers (the “Initial 2032 Purchasers”), for resale to qualified institutional buyers under Rule 144A under the Securities Act.
The total aggregate principal amount of the offering was $1,025.0 million, including $125.0 million issued pursuant to the Initial 2032 Purchasers full exercise of their option to purchase additional notes. The 2032 Convertible Notes were issued at par, and net proceeds totaled approximately $998.4 million after deducting $26.6 million in purchasers’ commissions and offering expenses. The 2032 Convertible Notes have an effective interest rate of 0.4% and do not bear regular interest.
The 2032 Convertible Notes mature on May 1, 2032 (the “2032 Convertible Notes Maturity Date”), unless earlier converted redeemed or repurchased. The initial conversion rate is 50.1567 shares of Common Stock per $1,000 principal

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amount, equivalent to a conversion price of approximately $19.94 per share, subject to customary anti-dilution adjustments outlined in the indenture. The conversion rate will not be adjusted for accrued but unpaid special interest.
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of December 31, 2025, there were no changes to the initial conversion rate.
Prior to February 1, 2032, holders may convert their notes only upon the occurrence of specific conditions, including:
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
•If the Company calls any or all of the 2032 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
Upon conversion of the 2032 Convertible Notes, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of Common Stock, at the Company’s election. The 2032 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after November 6, 2027, but only if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for a specified period of time (as set forth in the Indenture to the 2032 Convertible Notes). The redemption price will be equal to the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On or after February 1, 2032, noteholders may convert all or any portion of their 2032 Convertible Notes at any time at their option until the close of business on the second scheduled trading day immediately before the 2032 Convertible Notes Maturity Date.
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the 2032 Convertible Notes) occur, then noteholders may require the Company to repurchase for cash all or any portion of their 2032 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2032 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Common Stock.
The indenture includes customary covenants and events of default. If an event of default occurs and is continuing, the trustee or holders of at least 25% of the outstanding principal amount may declare the 2032 Convertible Notes immediately due and payable.
The Company recorded stated interest on long-term debt and convertible notes of $64.2 million for the year ended December 31, 2025, of which (i) $6.1 million was capitalized interest to property, plant and equipment, net in the consolidated balance sheet as of December 31, 2025 and (i) $58.1 million was included within interest expense in the consolidated statement of operations for the year ended December 31, 2025. The Company recorded $8.4 million of stated interest expense for the year ended December 31, 2024, included within interest expense in the consolidated statement of operations.
During the year ended December 31, 2025, the Company amortized $25.9 million of debt issuance costs related to long-term debt and convertible notes, inclusive of the discount stemming from the bifurcation of the conversion feature for the 2031 Convertible Notes, of which (i) $3.6 million was capitalized interest to property, plant and equipment, net and $0.1 million was capitalized to equity in net assets of investee in the consolidated balance sheet as of December 31, 2025 and

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ii) $22.2 million was included within interest expense in the consolidated statement of operations for the year ended December 31, 2025.
During the year ended December 31, 2024, the Company amortized total debt issuance costs and debt discount of $11.4 million which was recorded as interest expense in the consolidated statement of operations. During the year ended December 31, 2023, the Company amortized total debt issuance costs and debt discount of $21.2 million, of which $19.5 million was recorded as interest expense in the consolidated statement of operations, $1.2 million was capitalized interest in property, plant and equipment, net in the consolidated balance sheet, and $0.5 million was capitalized interest in equity in net assets of investee in the consolidated balance sheet.
Principal maturities of outstanding debt and convertible notes as of December 31, 2025 are as follows (in thousands):

Year ending December 31:
2026	$46,316
2027	278,004
2028	299,404
2029	304,030
2030	2,772,246
Thereafter	2,025,000
Total principal maturities	$5,725,000
NOTE 11 – CONVERTIBLE PROMISSORY NOTES
Convertible Promissory Notes
In November 2022, the Company issued convertible promissory notes (the “Convertible Promissory Notes”) in an aggregate principal amount of approximately $3.4 million to certain accredited investors, including to members of Company management in the amount of $1.7 million. The Convertible Promissory Notes were issued in privately negotiated transactions as part of a private placement exempt from registration under the Securities Act. In December 2022, the Company amended the Convertible Promissory Notes to (a) change the conversion date to March 1, 2023 and (b) allow for the conversion price to be reduced if an additional Qualified Financing were to occur prior to the conversion date at a price lower than the then existing Convertible Promissory Notes conversion price. As a result of a private placement which was a Qualified Financing, the conversion price was $0.40 per share of Common Stock. In January 2023, the Convertible Promissory Notes were amended to change the conversion date to the third business day following the Shareholder Approval Date (as defined in Note 16). In March 2023, the Convertible Promissory Notes and accrued but unpaid interest were converted into 8,628,024 shares of Common Stock.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – JOINT VENTURES
Abernathy Joint Venture
In October 2025, the Company entered into the Abernathy Joint Venture Agreement with the Fluidstack Member to govern the terms of operation of the Abernathy Joint Venture, which will develop and operate the Abernathy HPC Campus. Pursuant to the terms of the Abernathy Joint Venture Agreement, the TeraWulf Member will be required to make equity contributions to the Abernathy Joint Venture and, upon such contributions, the percentage of equity owned by the TeraWulf Member will be adjusted up to 51% accordingly. If additional capital contributions are required to fund the Abernathy Joint Venture, the Fluidstack Member and the TeraWulf Member each have the right to contribute a pro rata portion of such additional capital contributions according to the percentage of equity they own in the Abernathy Joint Venture, with the TeraWulf Member being required to contribute any shortfall that the Fluidstack Member elects not to contribute, and the percentage of equity owned by each will be adjusted accordingly.
During the period beginning on the two-year anniversary of the date upon which the Abernathy HPC Campus commences operations (the “RFS Date”) and ending on the three-year anniversary of the RFS Date, the Fluidstack Member has the right to purchase from the TeraWulf Member a minimum of 6% and a maximum of 11% of the total equity of the Abernathy Joint Venture, unless the RFS Date is delayed over six months from the agreed target commencement date.
In connection with the Abernathy Joint Venture Agreement, the TeraWulf Member simultaneously entered into (i) a contribution agreement (the “Contribution Agreement”) and (ii) a development agreement (the “Development Agreement”).
The Contribution Agreement provided for the TeraWulf Member to purchase from the Fluidstack Member membership interests of the Abernathy Joint Venture representing a 50.1% ownership percentage,for an aggregate purchase price of $450.0 million, payable in installments during 2025 in accordance with and pursuant to the terms of the Abernathy Joint Venture Agreement. In addition, the Contribution Agreement provided for the TeraWulf Member to pay up to additional $50.0 million on or before December 31, 2025 to the extent reasonably agreed by the Members for a maximum total ownership percentage of 51.0%. As of December 31, 2025, the Company paid $450.0 million in cash for 50.1% of the Abernathy Joint Venture and did not purchase any additional membership interests pursuant to the Contribution Agreement.
The Development Agreement between the Members and the Abernathy Joint Venture governs the terms and conditions of certain development, construction management and financial services to be provided by each of the respective Members in connection with the design, infrastructure, site preparation, construction and financing of the Abernathy HPC Campus.
On December 29, 2025, the Abernathy Joint Venture completed a private offering of 7.250% Senior Secured Notes due 2030 (the “JV Notes”). The aggregate principal amount of JV Notes sold in the offering was $1,300.0 million. The net proceeds will be used to finance a portion of the cost of construction of the Abernathy HPC Campus, to fund debt reserves, to fund $75.0 million of cash collateral to secure the Guarantor’s obligations under a certain letter of credit, and to pay fees and expenses in connection with the foregoing.
Concurrent with the issuance of the JV Notes, the Abernathy Members amended the Abernathy Joint Venture Agreement, the Contribution Agreement and the Development Agreement for the parties to agree to modified timing of the TeraWulf Member installment contributions to the Abernathy Joint Venture as well as to provide for additional construction management rights over the development of the Abernathy HPC Campus.
The Company capitalized a portion of the interest on funds borrowed to finance its investments in the Abernathy Joint Venture prior to the Abernathy Joint Venture commencing its principal operations. Capitalized interest costs were $0.1 million for the year ended December 31, 2025.
The Abernathy Joint Venture is a VIE accounted for using the equity method of accounting.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The condensed results of operations for the year ended December 31, 2025, and the condensed financial position as of December 31, 2025 of the Abernathy Joint Venture are summarized below (in thousands):

Year Ended December 31, 2025
Condensed statement of operations information:
Revenue	$—
Operating expense	8,244
Net loss	$8,244

December 31, 2025
Condensed balance sheet information:
Current assets	$1,408,962
Noncurrent assets	1,226,382
Total assets	$2,635,344

Current liabilities	$63,249
Noncurrent liabilities	1,682,135
Members’ equity	889,960
Total liabilities and members’ equity	$2,635,344
Nautilus Joint Venture
In May 2021, the Company and a subsidiary of Talen Energy Corporation (“Talen”) (each a “Member” and collectively the “Members”) entered into the Nautilus Joint Venture (“Nautilus”) to develop, construct and operate up to 300 MW of zero-carbon bitcoin mining in Pennsylvania which was subsequently amended in August 2022 (the “A&R Nautilus Agreement”) and in March 2023 (the “Second A&R Nautilus Agreement”). In connection with the Nautilus Joint Venture, Nautilus simultaneously entered into (i) a ground lease (the “Nautilus Ground Lease”), which included an electricity supply component, with a related party of Talen, (ii) a Facility Operations Agreement (the “FOA”) originally with a related party of the Company and subsequently amended with a related party of Talen and (iii) a Corporate Services Agreement (the “CSA”) with a related party of Talen. The Company originally held a 50% interest in the Joint Venture which was subsequently reduced to 25% per the Second A&R Nautilus Agreement. The Nautilus Cryptomine Facility initially required 200 MW of electric capacity.
In March 2024, a subsidiary of Talen sold substantially all its assets to an unaffiliated third party, including the land that Nautilus utilizes pursuant to the Nautilus Ground Lease. In connection with the sale, the Nautilus Ground Lease was assigned from Talen to the purchaser of the assets.
The Company capitalized a portion of the interest on funds borrowed to finance its investments in Nautilus prior to Nautilus commencing its principal operations. Capitalized interest costs were $0, $0, and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Distributions were made periodically in accordance with each Member’s respective hashrate contributions after deducting primarily each Member’s share of power and operational costs. The Company received bitcoin distributions from Nautilus with a fair value of $0, $22.8 million and $21.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Prior to the Nautilus Sale, Nautilus was a VIE accounted for using the equity method of accounting. In August 2022, due to the change in Member ownership percentage and governance rights under the A&R Nautilus Agreement, Talen determined it controlled the Nautilus Joint Venture from an accounting perspective and thereby was required to fair value the identifiable assets and liabilities of the Nautilus Joint Venture for its internal accounting purposes. Under the CSA, Talen was responsible for maintaining the books and records of the Nautilus Joint Venture and elected to push down the fair value adjustments to Nautilus’ books and records. The Company accounted for the Nautilus Joint Venture as an equity method investment and the change in ownership percentage did not impact the Company’s method of accounting or basis. Therefore, there was a basis difference between the books and records of Nautilus and the Company’s accounting basis in the Nautilus Joint Venture.
The condensed results of operations for the period from January 1, 2024 to October 2, 2024 (the date of the Nautilus Sale) and the year ended December 31, 2023 and the condensed financial position as of October 2, 2024 of Nautilus are summarized below (in thousands):

	January 1, 2024 to October 2, 2024(1)(2)	Year Ended December 31, 2023(1)
Condensed statement of operations information:
Revenue	$90,530	$108,001
Operating expense	78,461	95,142
Net income	$12,069	$12,859

October 2, 2024(1)(2)
Condensed balance sheet information:
Current assets	$11,124
Noncurrent assets	134,217
Total assets	$145,341

Current liabilities	$12,816
Noncurrent liabilities	29,434
Equity	103,091
Total liabilities and equity	$145,341
(1)The condensed statements of operations information for the period from January 1, 2024 to October 2, 2024 (the date of the Nautilus Sale) and the year ended December 31, 2023 and the condensed balance sheet information as of October 2, 2024 reflect the impact of the Talen-estimated fair value measurements of Nautilus which, resulting from the application of ASC 805, Business Combinations, have been pushed down to the books and records of Nautilus by Talen, as discussed above. The Company’s basis in the assets and liabilities of Nautilus continue to be recorded at historical value on the accompanying consolidated balance sheets.
(2)The condensed results of operations and financial position are presented as of and for the period from January 1, 2024 to October 2, 2024, the date of the Nautilus Sale.
In February, March and April 2023, the Company, as allowed under the A&R Nautilus Agreement, transferred control of approximately 4,900 MinerVA miners from Nautilus to its Lake Mariner Data Campus, including certain miners that had yet to be shipped from MinerVA. Accordingly, the Company recorded the miners at an estimated fair value of $6.9 million, determined based on a contemporaneous observed market price for similar assets, in property, plant and equipment, net and the Company reduced the equity in net assets of investee balance by $20.4 million, the book value of the miners in

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nautilus’ books and records, in the consolidated balance sheet as of December 31, 2023 and recorded a loss of $13.6 million as a component of equity in net loss of investee, net of tax in the consolidated statement of operations for the year ended December 31, 2023. The Company had recorded $0.8 million in deposits on miners related to approximately 600 miners that had yet to be shipped from MinerVA. As of December 31, 2023, the Company determined it not probable that the miners would be received and, accordingly, recognized a loss on disposal of deposits on miners of $0.8 million, which is included within loss on disposals of property, plant, and equipment in the consolidated statement of operations for the year ended December 31, 2023.
As contemplated in the A&R Nautilus Agreement, members are allowed to make contributions of miners up to the effective electrical capacity of their owned infrastructure percentage. During the years ended December 31, 2023, the Company contributed to Nautilus certain miners with a fair value, determined based on miner vendor contracts, of $36.7 million. Accordingly, as of December 31, 2023, the Company increased the equity in net assets of investee balance by $36.7 million and reduced the property, plant and equipment, net balance by the same amounts in the consolidated balance sheet. The Company made no contributions of miners to Nautilus during the year ended December 31, 2024.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings, regulatory inquiries and claims that arise in the ordinary course of its business activities.
NOTE 14 – DEFINED CONTRIBUTION PLAN
The TeraWulf Inc. 401(k) Plan is a safe harbor defined contribution plan which qualified under section 401(k) of the Internal Revenue Code. A participant’s right to claim a distribution of his or her account balance is dependent on the plan, Employee Retirement and Income Security Act guidelines and Internal Revenue Service regulations. All active participants are fully vested in all contributions to the 401(k) plan. During the years ended December 31, 2025, 2024 and 2023, the Company expensed approximately $0.5 million, $0.1 million, and $0.2 million, respectively, for Company matching contributions.
NOTE 15 – CONVERTIBLE PREFERRED STOCK
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
Holders of the Convertible Preferred Stock accumulated cumulative dividends at an annual rate of 10.0% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable, if declared by the Company’s Board of Directors, quarterly on March 31st, June 30th, September 30th and December 31st, respectively, in each year and commencing June 30, 2022. Commencing June 30, 2022, unpaid dividends were accreted to the liquidation preference. The initial liquidation preference was $1,000 per share. Holders of the Convertible Preferred Stock were also entitled to such dividends paid to holders of the Company’s Common Stock, if applicable, as if such Holders of the Convertible Preferred Stock had converted their Preferred Shares into Common Stock (without regard to any limitations on conversions) and had held such shares of the Company’s Common Stock on the record date for such dividends and distributions. No such payments were made during the years ended December 31, 2025, 2024 or 2023. Holders of Convertible Preferred Stock did not generally have the right to vote at any meeting of stockholders, except for certain protective voting rights, as defined.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Holders of the Convertible Preferred Stock had a right to effect an optional conversion of all or any whole number of shares of the Convertible Preferred Stock at any time and from time to time. The Company had a right to effect a mandatory conversion of the Convertible Preferred Stock after the third anniversary of the issuance date if the Last Reported Sale Price (as defined in the Company’s Series A Convertible Preferred Certificate of Designations) per share of Common Stock exceeds 130.0% of the Conversion Price, as defined, on each of at least five (5) trading days (whether or not consecutive) during the fifteen consecutive trading days ending on, and including, the trading day immediately before the mandatory conversion notice date for such mandatory conversion. The number of shares of Common Stock issuable upon conversion were equal to the liquidation preference, including accumulated and unpaid dividends, divided by the Conversion Price, as defined. The Conversion Price is determined by dividing $1,000 by the Conversion Rate, as defined, which was initially 100 shares of Common Stock per $1,000 liquidation preference of Convertible Preferred Stock. During the year ended December 31, 2025, (i) one Holder of the Convertible Preferred Stock exercised their right to effect an optional conversion of 8 shares of Convertible Preferred Stock and the Company exercised its option to settle such conversion in cash for $12,000, (ii) one Holder of the Convertible Preferred Stock exercised their right to effect an optional conversion of 1,000 shares of Convertible Preferred Stock to 141,948 shares of Common Stock, and (iii) the Company exercised its right to effect a mandatory conversion of the remaining 8,558 shares of the Convertible Preferred Stock to 1,214,790 shares of Common Stock.
No dividends were paid during the years ended December 31, 2025, 2024 and 2023.
NOTE 16 – COMMON STOCK
On September 30, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). As a result of the matters submitted to a stockholder vote at the Special Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 600,000,000 to 950,000,000. Consequently, as of September 30, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 1,050,000,000 divided into (a) 950,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of December 31, 2025.
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
During the years ended December 31, 2025, 2024, and 2023, the Company sold pursuant to the ATM Program 0, 67,368,125, and 56,985,498 shares of Common Stock, respectively, for net proceeds of $0, $189.4 million, and $105.5 million, respectively. In May 2025, the Board of Directors authorized an increase of $112.9 million of shares of Common Stock under the ATM Program. As of December 31, 2025, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $200.0 million.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. During the years ended December 31, 2025, 833,333 October Warrants were exercised for issuance of 720,915 shares of Common Stock for aggregate proceeds to the Company of $0.4 million. During the years ended December 31, 2024, 319,048 October Warrants were exercised for issuance of the same number of shares of Common Stock for aggregate proceeds to the Company of $0.6 million. As of December 31, 2025, there were 6,329,366 of the October Warrants outstanding which are classified as equity.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In October 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. During the years ended December 31, 2025 and 2024, the Company repurchased 5,900,000 and 18,568,750 shares of Common Stock for $33.3 million and $118.2 million, respectively. In May 2025, the Board of Directors authorized an increase of $151.4 million of outstanding shares of Common Stock under the share repurchase program. Additionally, the Board of Directors agreed that the share repurchase program authorization shall continue unless and until the Company purchases $200.0 million of Common Stock or it is revoked by the Board of Directors. As of December 31, 2025, the Company has the capacity to repurchase $200.0 million of outstanding shares of Common Stock under the share repurchase program.
No dividends were declared during the years ended December 31, 2025, 2024 and 2023.
NOTE 17 – STOCK BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. The Company recorded stock-based compensation expense of $50.9 million, $30.9 million and $5.9 million for the years ended December 31, 2025, 2024 and 2023,respectively.
During the years ended December 31, 2025, 2024 and 2023, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 4,566,796,

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5,057,145 and 1,578,056 shares of Common Stock to satisfy statutory withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance. Additionally, the Company issued 26,796, 138,876 and 415,910 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the years ended December 31, 2025, 2024 and 2023 respectively.
The following table summarizes the activities for unvested Company RSUs granted to employees and members of the board of directors during the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2023	1,931,187	$2.87
Granted	6,872,358	$0.43
Vested	(4,797,854)	$0.72
Forfeited/canceled	(52,942)	$1.70
Unvested as of December 31, 2023	3,952,749	$1.26
Granted	9,671,700	$2.94
Vested	(11,010,418)	$2.41
Forfeited/canceled	—	$—
Unvested as of December 31, 2024	2,614,031	$2.57
Unvested awards of employees acquired in business acquisition	1,448,079	$2.82
Granted	20,529,141	$5.15
Vested	(9,231,181)	$4.68
Forfeited/canceled	(46,189)	$4.30
Unvested as of December 31, 2025	15,313,881	$4.78
The requisite service period for RSUs is between one and three years. RSUs granted as set out in the table above include PSUs representing 1,800,000, 4,197,000, and 3,900,000 shares with vesting based on market conditions tied to the Company’s stock price during the years ended December 31, 2025, 2024 and 2023, respectively. The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle represents the average closing price of Common Stock on Nasdaq during the 45 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. As of December 31, 2025 there were no unvested PSUs outstanding. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. As of December 31, 2025, there was $61.4 million of unrecognized compensation cost related to unvested RSUs and PSUs granted to employee and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.3 years.
The following table summarizes the activities for unvested Company RSUs granted to non-employees, excluding members of the board of directors, during the years ended December 31, 2025, 2024 and 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of January 1, 2023	82,645	$1.21
Granted	2,870,564	$0.82
Vested	(372,972)	$1.15
Forfeited/canceled	(190,845)	$0.70
Unvested as of December 31, 2023	2,389,392	$0.79

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Granted	425,000	$2.87
Vested	(1,092,327)	$0.98
Forfeited/canceled	(23,332)	$0.67
Unvested as of December 31, 2024	1,698,733	$1.22
Unvested awards of employees acquired in business acquisition	(1,448,079)	$2.82
Granted	833,000	$4.98
Vested	(775,657)	$1.08
Forfeited/canceled	(33,333)	$0.65
Unvested as of December 31, 2025	274,664	$4.63
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally between one and three years. As of December 31, 2025, there was $1.0 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.2 years.
NOTE 18 – RELATED PARTY TRANSACTIONS
In April 2021, the Company entered into a Services Agreement (the “Services Agreement”) with Beowulf Electricity & Data Inc. (“Beowulf E&D”), a related party due to control by a member of Company management. Under the Services Agreement, Beowulf E&D provided, or caused its affiliates to provide, to TeraWulf certain services necessary to construct and operate certain bitcoin mining facilities developed or anticipated to be developed by the Company and support the Company’s ongoing business, including, among others, services related to construction, technical and engineering, operations and maintenance, procurement, information technology, finance and accounting, human resources, legal, risk management and external affairs consultation. The Services Agreement had an initial term of five years and provided for certain fixed, passthrough and incentive payments to Beowulf E&D, including issuing to certain designated employees of Beowulf E&D awards with respect to shares of Common Stock upon the consummation of an initial public offering of TeraWulf or the consummation of a merger following which TeraWulf is listed on a nationally recognized securities exchange and, thereafter, upon achievement of certain milestones regarding bitcoin mining capacity deployed at the bitcoin mining facilities.
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s LGSA, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. For the years ended December 31, 2025, 2024 and 2023, the Company paid Beowulf E&D $15.3 million, $15.8 million and $20.3 million, respectively, under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Data Campus. For the years ended December 31, 2025, 2024, and 2023, selling, general and administrative expenses – related party in the consolidated statements of operations included $7.4 million, $12.7 million and $13.3 million, respectively, and operating expenses – related party in the consolidated statements of operations includes $1.4 million, $2.5 million and $1.5 million, respectively, in each case related to the base fee and reimbursement of costs and expenses.
On May 21, 2025, the Company acquired Beowulf E&D which terminated the Services Agreement between the Company and Beowulf E&D. Accordingly, no amounts are due between the Company and Beowulf E&D as of December 31, 2025. Of the costs incurred under the Services Agreement during the year ended December 31, 2025, $5.7 million was included in property, plant and equipment, net in the consolidated balance sheet. As of December 31, 2024, $0.8 million was included in prepaid expenses, $1.4 million was included in amounts due to related parties and, of the costs incurred under the Services Agreement during the year ended December 31, 2024, $0.8 million was included in property, plant and equipment, net in the consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Services Agreement also provided for performance-related milestones and related incentive compensation. In connection with the listing of its Common Stock on a nationally recognized stock exchange in December 2021, pursuant to the Services Agreement, the Company agreed to issue awards valued at $12.5 million with respect to shares of Common Stock to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. Once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue additional awards of shares of Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. The Company recorded performance milestone expense of $2.4 million, $0, and $2.9 million during the years ended December 31, 2025, 2024 and 2023, respectively, which is included within selling, general and administrative expense – related party in the consolidated statements of operations.
During the year ended December 31, 2022, the Company determined it probable that the first performance milestone of 100 MW of mining load deployed by the mining facilities would be met by April 2023. In September 2023, the Company and Beowulf E&D agreed to settle the then outstanding $15.0 million share based liabilities due to related party by issuing 2,460,513 shares of Common Stock with a fair value of $3.4 million and the Company recorded the remaining reduction to the share based liabilities due to related party of $11.6 million to additional paid-in capital during the year ended December 31, 2023. During the year ended December 31, 2023, the Company considered it probable that the second performance milestone of incremental 100 MW of mining load deployed by the mining facilities would be met by December 2023 and during the year ended December 31, 2024, the Company issued 1,083,189 shares of Common Stock with a fair value of $2.5 million to settle the share based liabilities due to related party.
During the year ended December 31, 2025, due to the change in the Company’s strategy to focus on development and deployment of infrastructure to support HPC workloads, the Company agreed to settle the final 100 MW performance-related milestone on a pro-rata basis for the 95 MW of cryptocurrency mining load deployed and issued 798,319 shares of Common Stock with a fair value of $2.4 million to settle the share-based liabilities due to related party.
NOTE 19 – SEGMENTS
The following table presents revenue and segment profit (loss) by reportable segment for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Digital Asset Mining Segment
Digital asset mining revenue	$151,556	$140,051	$69,229
Cost of revenue (exclusive of depreciation)	80,199	62,608	27,315
Operating expenses (including related party)	12,394	7,583	4,889
Digital asset mining segment profit	$58,963	$69,860	$37,025

HPC Leasing Segment
HPC lease revenue	$16,899	$—	$—
Cost of revenue (exclusive of depreciation)	2,464	—	—
Operating expenses (including related party)	7,353	66	—
HPC leasing segment profit (loss)	$7,082	$(66)	$—

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the reportable segment profit (loss) to loss before income taxes and equity in net income of investee included in the Company’s consolidated statements of operations for the year ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023

Reportable segment profit	$66,045	$69,794	$37,025

Selling, general and administrative expenses	139,465	57,883	23,693
Selling, general and administrative expenses — related party	8,292	12,695	13,325
Depreciation	88,597	59,808	28,350
Loss (gain) on fair value of digital assets, net	612	(2,200)	—
Realized gain on sale of digital assets	—	—	(3,174)
Impairment of digital assets	—	—	3,043
Change in fair value of contingent consideration	10,397	—	—
Loss on disposals of property, plant, and equipment, net	4,895	17,824	1,209
Operating loss	(186,213)	(76,216)	(29,421)
Interest expense	(80,248)	(19,794)	(34,812)
Change in fair value of warrants and derivatives	(429,793)	—	—
Loss on extinguishment of debt	—	(6,300)	—
Other income	39,044	3,927	231
Loss before income tax and equity in net (loss) income of investee	$(657,210)	$(98,383)	$(64,002)
NOTE 20 – SUBSEQUENT EVENTS
On February 2, 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (“Hawesville”). The Company exercised an exclusivity option to purchase Hawesville, which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network. The Hawesville seller was granted a 6.8% minority equity interest in TeraWulf’s Hawesville development entity, which is intended to develop and own a high-performance computing/artificial intelligence data center on the property. The Hawesville seller has the right to request the redemption of its minority interest starting on the first anniversary of the data center’s commencement of operations (the “Operations Anniversary Date”). The Hawesville seller will not participate in the development, financing, construction, management or operation of the data center and will not have any obligations to contribute capital, unless its minority interest is not redeemed in full within 30 days after the Operations Anniversary Date. The Hawesville acquisition does not require any third-party consents or regulatory approvals and closed effective February 2, 2026.
Additionally, on February 2, 2026, the Company issued a press release announcing the entry into an Equity and Asset Purchase Agreement (the “Morgantown Purchase Agreement”) for the Morgantown generating station in Charles County, Maryland, The Morgantown Purchase Agreement was signed in late 2025 and contemplates the acquisition of the Morgantown generating station, a grid-connected power generation facility with approximately 210 MW of current operational capacity, including electrical infrastructure, associated real property, contracts and other assets (“Morgantown”). The closing of the Morgantown acquisition is subject to certain third-party consents and customary regulatory approvals, including from the Federal Energy Regulatory Commission. The Company expects to close on the Morgantown acquisition in the second quarter of 2026, subject to receiving these consents and approvals.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As of August 20, 2024, the Company dismissed RSM US LLP (“RSM”) as its independent registered public accounting firm, not as a result of any disagreements on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure.
During the fiscal year ended December 31, 2023 and the subsequent interim period through August 20, 2024, there were no: (i) disagreements with RSM on any matter of accounting principles or practices, financial statement disclosures or audit scope or procedures, which disagreements if not resolved to RSM’s satisfaction would have caused RSM to make reference to the subject matter of the disagreement in connection with its report or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses in the Company’s internal control over financial reporting related to the inadequate design or operation of management’s review controls over classification in the consolidated statements of cash flows of payments made related to business combinations, as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this 2025 Form 10-K, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”). Based on our evaluation under the COSO criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of internal control over financial reporting as of December 31, 2025. The report of Deloitte & Touche LLP is included below under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of TeraWulf Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TeraWulf Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 27, 2026
ITEM 9B.    Other Information
(a)    Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)     Insider Trading Arrangements and Policies.
On December 23, 2025, Paul Prager, the Company’s Chief Executive Officer, entered into a 10b5-1 Plan providing for the potential sale of up to 1,650,000 shares of the Company’s common stock so long as the market price of our common stock is higher than certain minimum threshold prices between the first potential sale date of March 24, 2026 and the scheduled expiration date of the 10b5-1 Plan on August 31, 2026. During the Company’s fiscal quarter ended December 31, 2025, none of the Company’s other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
Information relating to this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is incorporated by reference in this Annual Report on Form 10-K. Certain information concerning our executive officers is included in Item 1 of Part I of this Annual Report on Form 10-K and is hereby incorporated by reference.
ITEM 11.    Executive Compensation
Information relating to this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information relating to this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.
ITEM 14.    Principal Accounting Fees and Services
Information relating to this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is hereby incorporated by reference in this Annual Report on Form 10-K.

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

(3.5)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of September 30, 2025 (incorporated by reference to Exhibit 3.5 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025.

(3.6)	Amended and Restated Bylaws of TeraWulf Inc., effective as of December 13, 2021 (incorporated by reference to Exhibit 3.2 of TeraWulf Inc.’s Form 8-K12B filed with the SEC on December 13, 2021).

(3.7)
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

(4.4)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 25, 2024).

(4.5)
Form of Warrant Agreement, dated August 13, 2025, by and between TeraWulf Inc. and Google LLC (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

(4.6)
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

(4.8)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 20, 2025).

(4.9)
Indenture, dated as of October 23, 2025, among WULF Compute LLC, the guarantors party thereto and Wilmington Trust, National Association, as trustee, relating to the 7.750% Senior Secured Notes (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 23, 2025).

(4.10)
Form of note representing the 7.750% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 23, 2025).

(4.11)
Indenture, dated as of October 31, 2025, between TeraWulf Inc. and Wilmington Trust, National Association, as trustee, related to the 0.00% Convertible Senior Notes (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 31, 2025).

(4.12)
Form of note representing the 0.00% Convertible Senior Notes due 2032 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on October 31, 2025).

Exhibit Number	Description

(4.13)
Indenture, dated as of December 29, 2025, among FS CS I LLC, Flash Compute LLC, the guarantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 7.250% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on December 29, 2025).

(4.14)
Form of note representing the 7.250% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on December 29, 2025.

(4.15)
Warrant Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on July 1, 2022).

(4.16)
Registration Rights Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 011-41163) filed with the SEC on July 1, 2022).

(4.17)
Amended and Restated Warrant Agreement, dated as of October 7, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on October 12, 2022).

(4.18)
Warrant Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 3, 2023).

(4.19)
Registration Rights Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 3, 2023).

(4.20)
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

10.10#	Form of TeraWulf Inc. 2021 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement.

(10.11)#
Form of TeraWulf Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of TeraWulf Inc.’s of TeraWulf Inc.’s Amendment No. 6 to the Registration Statement on Form S-4 (file no. 333-258335) filed with the SEC on November 10, 2021).

(10.12)#
First Amendment to the TeraWulf 2021 Omnibus Incentive Plan, effective May 5, 2025, incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2025.

(10.13)
At Market Issuance Sales Agreement, dated as of February 11, 2022, by and between TeraWulf Inc. and B. Riley Securities, Inc. and D.A. Davidson & Co (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on February 11, 2022).

(10.14)
Foundry USA Pool Service Agreement, dated as of August 27, 2020 (incorporated by reference to Exhibit 10.1 to TeraWulf’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on February 1, 2023).

(10.15)†
Digital Asset Custodial Agreement, by and between NYDIG Trust Company LLC and Lake Mariner Data LLC, dated as of March 10, 2022 (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023).†

(10.16)
Sales Agreement, dated as of April 26, 2022, by and among TeraWulf Inc. and Cantor Fitzgerald & Co, B. Riley Securities, Inc. and D.A. Davidson & Co. (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 26, 2022).

(10.17)†
Digital Asset Execution Agreement, by and between NYDIG Execution LLC and Lake Mariner Data LLC, dated as of September 16, 2022 (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Registration Statement on Form S-3/A (file no. 333-268563) filed with the SEC on March 10, 2023)†.

(10.18)#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.30 to TeraWulf’s Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2025).

(10.19)	Form of Capped Call Confirmations (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2024.)

(10.20)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on November 13, 2023).

(10.21)
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

(10.22)#	Form of TeraWulf Inc. Omnibus Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 of TeraWulf Inc.s Quarterly Report on Form 10-Q filed on November 12, 2024).

Exhibit Number	Description
(10.23)
Purchase and Sale Agreement, by and among TeraWulf (Thales) LLC, Cumulus Coin LLC and Nautilus Cryptomine LLC, dated as of October 2, 2024 (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Form 8-K filed with the SEC on October 3, 2024)

(10.24)
Membership Interest Purchase Agreement, by and between Beowulf E&D Holdings Inc., TeraCub Inc., and TeraWulf Inc., dated as of May 21, 2025 (incorporated by reference to Exhibit 10.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

(10.25)
Amended and Restated Lease Agreement between Somerset Operating Company, LLC and Lake Mariner Data LLC, dated as of May 21, 2025 (incorporated by reference to Exhibit 10.5 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

(10.26)
Release and Waiver Agreement, by and between Beowulf E&D Holdings Inc., TeraCub Inc., TeraWulf Inc., Beowulf E&D (MD) LLC, Beowulf E&D (NY) LLC and Beowulf Electricity & Data LLC, dated as of May 21, 2025 (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

(10.27)
Transition Services Agreement, by and between Heorot Power Holdings LLC, TeraCub Inc., TeraWulf Inc., Beowulf E&D (MD) LLC, Beowulf E&D (NY) LLC and Beowulf Electricity & Data LLC, dated as of May 21, 2025 (incorporated by reference to Exhibit 10.3 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

(10.28)
Registration Rights Agreement between TeraWulf Inc. and Beowulf E&D Holdings Inc, May 21, 2025 (incorporated by reference to Exhibit 10.4 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

(10.29)
Lease Agreement, dated August 12, 2025, by and between Cayuga Operating Company LLC and Lake Hawkeye LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

(10.30)
Registration Rights Agreement, dated August 12, 2025, by and among TeraWulf Inc. and Riesling Power LLC (incorporated by reference to Exhibit 10.2 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

(10.31)
Form of Recognition Agreement, dated August 13, 2025, by and between Akela Data LLC, Fluidstack USA I Inc. and Google LLC (incorporated by reference to Exhibit 10.1 of TeraWulf’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

10.32	Form of Recognition Agreement, dated September 26, 2025, by and between Abernathy Data LLC (f/k/a FS AB LLC), Fluidstack USA III Inc. and Google LLC.

(16.1)	Letter from RSM US LLP, dated August 21, 2024 (incorporated by reference to TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on August 21, 2024.)

(19.1)	Securities Trading Policy (incorporated by reference to Exhibit 19.1 to TeraWulf’s Annual Report on Form 10-K filed with the SEC on March 19, 2024).
21.1	List of subsidiaries.

23.1	Consent of RSM US LLP.

23.2	Consent of Deloitte & Touche LLP, registered public accounting firm of TeraWulf Inc.

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

(97.1)
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 91.1 to TeraWulf’s Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025).

101
Consolidated financial statements for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Consolidated Balance Sheet as of December 31, 2025, (ii) Consolidated Statement of Operations for the Year Ended December 31, 2025, (iii) Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2025, (iv) Consolidated Statement of Cash Flows for the Year Ended December 31, 2025, and (v) Notes to Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

February 27, 2026	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager (Chief Executive Officer and Chairman) (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date
/s/ Paul B. Prager	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2026
Paul B. Prager	(Principal Executive Officer and Director)

/s/ Patrick A. Fleury	Chief Financial Officer	February 27, 2026
Patrick A. Fleury	(Principal Financial Officer)

/s/ William J. Tanimoto	Chief Accounting Officer	February 27, 2026
William J. Tanimoto	(Principal Accounting Officer)

/s/ Nazar M. Khan	Chief Technology Officer and Executive Director	February 27, 2026
Nazar M. Khan

/s/ Kerri M. Langlais	Chief Strategy Officer and Executive Director	February 27, 2026
Kerri M. Langlais

/s/ Michael C. Bucella	Director	February 27, 2026
Michael C. Bucella

/s/ Walter E. Carter	Director	February 27, 2026
Walter E. Carter

/s/ Amanda Fabiano	Director	February 27, 2026
Amanda Fabiano

/s/ Catherine J. Motz	Director	February 27, 2026
Catherine J. Motz

/s/ Steven T. Pincus	Director	February 27, 2026
Steven T. Pincus

/s/ Lisa A. Prager	Director	February 27, 2026
Lisa A. Prager