Form 10-Q
period 2026-03-31
TERAWULF INC.
filed 2026-05-08
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 495,532,645 shares of Common Stock outstanding as of May 5, 2026.

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
•changes in applicable laws, regulations and/or permits affecting our operations or the industries in which we operate;
•the ability to implement certain business objectives, including our bitcoin mining and HPC data center development, and to timely and cost-effectively execute related projects;
•failure to obtain adequate financing on a timely basis and/or on acceptable terms with regard to expansion or existing operations;
•adverse geopolitical or economic conditions, including a high inflationary environment, the implementation of new tariffs and more restrictive trade regulations;
•the potential of cybercrime, money-laundering, malware infections and phishing and/or loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage (and the costs associated with any of the foregoing);
•the availability and cost of power as well as electrical infrastructure equipment necessary to maintain and grow our business and operations;
•operational and financial risks associated with the Lake Mariner Datacenter and the Abernathy HPC Campus including risks associated with financing project-related costs; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors”, and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026, for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”).
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025
(In thousands, except number of shares and par value; unaudited)

	March 31, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,629,995	$3,266,389
Restricted cash	196,282	189,933
Accounts receivable	5,604	1,212
Digital assets	1,237	270
Prepaid expenses	20,573	6,272
Other current assets	13,737	14,197
Total current assets	2,867,428	3,478,273
Property, plant and equipment, net	2,582,169	1,507,699
Equity in net assets of investee	434,793	446,008
Goodwill	55,457	55,457
Operating lease right-of-use asset	102,866	103,975
Finance lease right-of-use asset	118,576	119,338
Restricted cash	266,466	266,453
Deferred charges	572,774	572,888
Other assets	8,257	8,091
TOTAL ASSETS	$7,008,786	$6,558,182

LIABILITIES AND (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$227,598	$65,139
Accrued construction liabilities	201,779	102,582
Accrued interest	114,825	52,775
Other current liabilities	87,944	74,170
Other amounts due to related parties	459	200
Current portion of deferred rent liability	56,683	58,184
Current portion of operating lease liability	2,065	2,015
Current portion of finance lease liability	2	2
Warrant liabilities	1,061,024	844,698
Short-term debt	98,573	—
Current portion of long-term debt	43,564	46,316
Short-term convertible notes	490,354	489,767
Total current liabilities	2,384,870	1,735,848
Deferred rent liability, net of current portion	14,035	23,285
Operating lease liability, net of current portion	21,760	22,309
Finance lease liability, net of current portion	289	289
Long-term debt	3,060,194	3,052,240
Convertible notes	1,597,266	1,582,788

Deferred tax liabilities	104	76
Other liabilities	7,888	902
TOTAL LIABILITIES	7,086,406	6,417,737

Commitments and Contingencies (See Note 12)

(DEFICIT) EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at March 31, 2026 and December 31, 2025; none issued and outstanding at March 31, 2026 and December 31, 2025; aggregate liquidation preference of $0 at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 950,000,000 authorized at March 31, 2026 and December 31, 2025; 449,519,078 and 444,534,694 issued at March 31, 2026 and December 31, 2025, respectively; 425,050,328 and 420,065,944 outstanding at March 31, 2026 and December 31, 2025, respectively	450	444
Additional paid-in capital	1,493,611	1,285,202
Treasury stock at cost, 24,468,750 at March 31, 2026 and December 31, 2025	(151,509)	(151,509)
Accumulated deficit	(1,421,326)	(993,692)
Total TeraWulf Inc. stockholders' (deficit) equity	(78,774)	140,445
Noncontrolling interests	1,154	—
Total (deficit) equity	(77,620)	140,445
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$7,008,786	$6,558,182
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue:
Digital asset revenue	$12,990	$34,405
HPC lease revenue	21,022	—
Total revenue	34,012	34,405

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	2,361	24,553
Operating expenses	9,016	1,144
Operating expenses – related party	2,186	1,748
Selling, general and administrative expenses	127,605	46,573
Selling, general and administrative expenses – related party	159	3,571
Depreciation	28,477	15,574
Loss on fair value of digital assets, net	653	870
Impairment of property, plant, and equipment	25,697	—
Total costs and expenses	196,154	94,033

Operating loss	(162,142)	(59,628)
Interest expense	(67,071)	(4,049)
Change in fair value of warrants	(216,325)	—
Interest income	29,411	2,259
Loss before income tax and equity in net loss of investee	(416,127)	(61,418)
Income tax provision	(28)	—
Equity in net loss of investee, net of tax	(11,548)	—
Net loss	(427,703)	(61,418)
Less: net loss attributable to noncontrolling interests	(69)	—
Net loss attributable to TeraWulf Inc	$(427,634)	$(61,418)

Loss per common share:
Basic and diluted	$(1.01)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	422,999,671	383,149,511
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands, except number of shares; unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total TeraWulf Inc. stockholders' (deficit) equity	Noncontrolling interests	Total
	Number	Amount

Balances as of December 31, 2025	444,534,694	$444	$1,285,202	$(151,509)	$(993,692)	$140,445	$—	$140,445
Noncontrolling interest issued in asset acquisition	—	—	99,365	—	—	99,365	1,223	100,588
Warrant exercise	3,689,030	4	3,979	—	—	3,983	—	3,983
Common stock offering, net of issuance costs	549,298	1	8,955	—	—	8,956	—	8,956
Stock-based compensation expense and issuance of stock	1,106,307	1	101,417	—	—	101,418	—	101,418
Tax withholdings related to net share settlements of stock-based compensation awards	(360,251)	—	(5,307)	—	—	(5,307)	—	(5,307)
Net loss	—	—	—	—	(427,634)	(427,634)	(69)	(427,703)
Balances as of March 31, 2026	449,519,078	$450	$1,493,611	$(151,509)	$(1,421,326)	$(78,774)	$1,154	$(77,620)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Stock-based compensation expense and issuance of stock	—	—	7,275,645	4	38,670	—	—	38,674
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(3,300,410)	—	(18,034)	—	—	(18,034)
Net loss	—	—	—	—	—	—	(61,418)	(61,418)
Balances as of March 31, 2025	9,566	$9,273	408,198,263	$408	$705,897	$(151,509)	$(393,694)	$170,375
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands; unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427,703)	$(61,418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	13,224	607
Stock-based compensation expense	101,418	38,674
Depreciation	28,477	15,574
Accretion of asset retirement obligations	168	—
Amortization of right-of-use asset	1,871	685
Revenue recognized from digital assets mined and hosting services	(12,990)	(34,417)
Loss on fair value of digital assets, net	653	870
Impairment of property, plant, and equipment	25,697	—
Change in fair value of warrants	216,325	—
Deferred income tax provision	28	—
Equity in net loss of investee, net of tax	11,548	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,503)	—
Increase in prepaid expenses	(14,301)	(2,306)
Increase in other current assets	(9,134)	(1,289)
Decrease in deferred charges	114	—
Increase in other assets	5,807	(7,700)
Increase in accounts payable	4,315	13,844
Increase in accrued interest and other current liabilities	52,548	4,359
Increase (decrease) in other amounts due to related parties	259	(990)
(Decrease) increase in deferred rent liability	(10,751)	90,000
Decrease in operating lease liability	(499)	(6)
Decrease in other liabilities	(162)	—
Net cash (used in) provided by operating activities	(17,591)	56,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	(522,954)	(93,687)
Cash paid for asset acquisition	(201,350)	—
Proceeds from sale of digital assets	11,481	32,623
Net cash used in investing activities	(712,823)	(61,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt, net of issuance costs paid of $7,250 and $0	92,750	—
Proceeds from issuance of common stock, net of issuance costs paid of $0 and $0	8,956	—
Proceeds from exercise of warrants	3,983	—
Purchase of treasury stock	—	(33,292)
Payments of tax withholding related to net share settlements of stock-based compensation awards	(5,307)	(18,034)
Net cash provided by (used in) financing activities	100,382	(51,326)

Net change in cash and cash equivalents	(630,032)	(55,903)
Cash, cash equivalents and restricted cash at beginning of period	3,722,775	274,065
Cash, cash equivalents and restricted cash at end of period	$3,092,743	$218,162

Cash paid during the period for:
Interest	$5,310	$5
Income taxes	$—	$—
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
TeraWulf derives a portion of its revenue by providing hash computation services to a mining pool operator, facilitating transaction validation of transactions on the global bitcoin network using the Company’s fleet of application-specific integrated circuit (“ASIC”) miners. Bitcoin earned as consideration is routinely converted to U.S. dollars. The Company also previously generated revenue by hosting third-party bitcoin miners. While capable of mining other digital assets, the Company has no current plans to do so.
In 2024, the Company launched WULF Compute LLC (“WULF Compute”), which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business diversifies revenue by offering HPC leasing and colocation, cloud, and connectivity services for GPU-based workloads (see Note 8). Starting in December 2024, the Company has entered into long-term datacenter lease agreements with customers for specified datacenter infrastructure at its Lake Mariner Data Campus in upstate New York (the “Lake Mariner Data Campus”) to support those customers’ HPC operations. With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, low-carbon power to support these workloads.
As of March 31, 2026, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Data Campus, and has energized 145 MW of capacity across three buildings and supporting infrastructure at the site. During the three months ended March 31, 2026, two miner buildings were repurposed or placed out of service to support the HPC development at the Lake Mariner Data Campus. As of March 31, 2026, TeraWulf had energized 60 critical IT MW of HPC leasing capacity at the Lake Mariner Data Campus.
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
On October 27, 2025, the Company, through its subsidiary Big Country Wulf LLC (the “TeraWulf Member”), and Fluidstack CS I Inc. (“Fluidstack Member”) (each a “Member” and collectively the “Abernathy Members”) entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) to govern the terms of operation of FS CS I LLC (the “Abernathy Joint Venture”), which will construct and operate a 168 MW critical IT load datacenter campus in Abernathy, Texas (the “Abernathy HPC Campus”). The Fluidstack Member is a subsidiary of Fluidstack Ltd., a leading Artificial Intelligence (“AI”) cloud platform.
On February 2, 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (“Hawesville”). The Company exercised an exclusivity option to purchase Hawesville, which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network (see Note 3). The Hawesville seller was granted a 6.8% minority equity interest in TeraWulf’s Hawesville development entity, which is intended to develop and own a HPC/AI data center on the property (see Note 11). The total consideration for the transaction was approximately $301.9 million including cash consideration and the fair value of minority equity interest granted.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Additionally, on February 2, 2026, the Company announced the entry into an Equity and Asset Purchase Agreement (the “Morgantown Purchase Agreement”) for the Morgantown generating station in Charles County, Maryland. The Morgantown Purchase Agreement was signed in late 2025 and contemplates the acquisition of the Morgantown generating station, a grid-connected power generation facility with approximately 210 MW of current operational capacity, including electrical infrastructure, associated real property, contracts and other assets (“Morgantown”). The closing of the Morgantown acquisition is subject to certain third-party consents and customary regulatory approvals, including from the Federal Energy Regulatory Commission. The Company expects to close on the Morgantown acquisition in the second or third quarter of 2026, subject to receiving these consents and approvals.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of the Company, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair statement of such interim results. All intercompany balances and transactions have been eliminated. The equity attributable to noncontrolling interests in subsidiaries is shown separately in the accompanying condensed consolidated balance sheets. Certain prior period amounts have been reclassified to conform with current period presentation.
The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all the information and notes required by U.S. GAAP for complete presentation of annual financial statements. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Use of Estimates in the Financial Statements
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for (but are not limited to) such items as the fair values of assets acquired and liabilities assumed in business combinations and asset acquisitions, fair value of contingent consideration issued in a business combination, the establishment of useful lives for property, plant and equipment and intangible assets, the fair value of equity securities or warrants to purchase the Company’s Common Stock issued individually or as a component of a debt or equity offering, the fair value of changes to the conversion terms of embedded conversion features, the fair value and requisite service periods of stock-based compensation, the fair value of assets received in nonmonetary transactions, the fair value of nonmonetary consideration, the establishment of right-of-use assets and lease liabilities that arise from leasing arrangements, the timing of commencement of capitalization for plant and equipment, impairment of indefinite-lived intangible assets, impairment of long-lived assets, recoverability of deferred tax assets, amortization of deferred issuance costs and debt discount, the fair value of leased assets for the purpose of lease classification, and the recording of various accruals. These estimates are made after considering past and current events and assumptions about future events. Actual results could differ from those estimates.
Significant Accounting Policies
Except for the updates noted below, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a detailed discussion of the Company’s significant accounting policies.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company recorded revenue from mining of $13.0 million and $34.4 million during the three months ended March 31, 2026 and 2025, respectively.
HPC Leasing
In December 2024 and August 2025, the Company entered into long-term datacenter lease agreements (the “Core42 HPC Leases” and the “Fluidstack HPC Leases”, respectively, and collectively, the “HPC Leases”) with customers for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customers’ HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. All of the Core42 HPC Leases have commenced as of March 31, 2026 and the Fluidstack HPC Leases are expected to commence in 2026.

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
The lease agreements also provide for variable payments for certain fit-out services as requested by the customer and the Company recognizes revenues as performance obligations are satisfied. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to the customers, generally with a mark-up, and, in accordance with GAAP, are included in the Company’s HPC lease revenue .
For the three months ended March 31, 2026, the Company recorded HPC lease revenue of $21.0 million. There was no HPC lease revenue recorded during the three months ended March 31, 2025.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately presented. Cost of revenue for HPC lease revenue is comprised primarily of direct costs of electricity and also includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $14.1 million and $2.8 million during the three months ended March 31, 2026 and 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $2,630.0 million and $3,266.4 million, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the condensed consolidated balance sheets and determines current or noncurrent classification based on the expected duration of the restriction. The Company had restricted cash of $196.3 million and $266.5 million classified as current and noncurrent assets, respectively, in the condensed consolidated balance sheet as of March 31, 2026. The Company had restricted cash of $189.9 million and $266.5 million classified as current and noncurrent assets, respectively, in the condensed consolidated balance sheet as of December 31, 2025.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$2,629,995	$3,266,389
Restricted cash (current)	196,282	189,933
Restricted cash (noncurrent)	266,466	266,453
Cash, cash equivalents and restricted cash	$3,092,743	$3,722,775
The Company maintains the majority of cash, cash equivalents and restricted cash balances at three large financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of March 31, 2026, the Company’s bank balances exceeded the FDIC insurance limit by $2,805.8 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of noncash activities:
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, accrued interest and other current liabilities	$435,019	$47,566
Transfer of tenant fit out to property, plant and equipment	$9,594	$—
Interest capitalized to equity in net assets of investee	$333	$—
Debt issuance costs in other current liabilities	$173	$—
Asset retirement obligations assumed in asset acquisition	$16,821	$—
Noncontrolling interest issued in asset acquisition	$100,588	$—
Digital Assets
Digital assets consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool, in accordance with the Company’s revenue recognition policy. Digital assets is classified as a current asset in the condensed consolidated balance sheets as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
The Company measures digital assets at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “loss on fair value of digital assets, net” in the condensed consolidated statements of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “loss on fair value of digital assets, net” in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recorded loss on fair value of digital assets, net of $0.7 million and $0.9 million, respectively.
Bitcoin earned through mining activities is recorded as an adjustment in the condensed consolidated statements of cash flows, reconciling net loss to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
Prior to July 2024, proceeds from sales of digital currency were included within cash flows from operating activities in the condensed consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Starting in July 2024, the Company no longer converts bitcoin into cash immediately and accordingly, proceeds from sales of digital assets are included within cash flows from investing activities in the condensed consolidated statements of cash flows.
Concentrations
During 2026 and 2025, the Company contracted with one supplier for the provision of bitcoin miners and one mining pool operator. For the three months ended March 31, 2026, the Company’s HPC lease revenue was generated from one customer. For the three months ended March 31, 2025, the Company derived 100% of its revenues from bitcoin mining. The Company does not believe that these counterparties represent a significant performance risk. If the market value of bitcoin declines significantly, the consolidated financial condition and results of operations of the Company may be adversely affected.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 2 to 5 years for computer equipment and 4 years for miners, 2 to 14 years for electrical equipment, 5 to 20 years for building and improvements, 2 years for office furniture and fixtures, and 2 years for vehicles). Leasehold improvements are depreciated over the shorter of their estimated useful lives (25 years) or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Asset Retirement Obligation
The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it was incurred if a reasonable estimate of fair value can be made. When the liability is recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will settle the obligation for its recorded amount or incur a gain or loss. If any of the assumptions the Company used to value the retirement obligation materially changed, it will review and reassess its estimates to determine if an adjustment to the asset retirement obligation is required. The Company’s asset retirement obligations relate primarily to asbestos remediation and spent pot liner removal at Hawesville.
As of March 31, 2026, the Company recorded the current portion of the asset retirement obligation of $9.8 million within other current liabilities and the long-term portion of $7.1 million within other liabilities in the condensed consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the Company’s asset retirement obligation (in thousands) as of March 31, 2026:

March 31, 2026
Asset retirement obligation, beginning of period	$—
Liabilities assumed upon acquisition	16,821
Liabilities incurred	—
Accretion expense	168
Asset retirement obligation, end of period	$16,989
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
Asset Acquisition
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether the Company has acquired inputs and processes that have the ability to create outputs, which would meet the requirements of a business.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

If determined to be an asset acquisition, the Company recognizes the assets acquired and liabilities assumed based on the cost of acquiring the assets, which generally includes the transaction costs of the asset acquisition and no gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s books. If the consideration given includes noncash consideration in the form of noncash assets, liabilities assumed or equity interests issued, the Company measures the cost of acquiring the assets based on either the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
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
As of March 31, 2026, the Company’s potentially dilutive instruments and participating securities included Common Stock warrants, convertible notes, and restricted stock units (“RSUs”) issued for services. As of March 31, 2025, the Company’s potentially dilutive instruments and participating securities included convertible preferred stock, Common Stock warrants, convertible notes and RSUs issued for services. As of March 31, 2026, Common Stock warrants were 80,879,054 outstanding with a weighted average strike price of $0.17, and 47,463,851 RSUs were outstanding.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining, such that the CODM was regularly provided only with consolidated expense data, as presented in the condensed consolidated statements of operations. The CODM managed this segment using consolidated net loss as the primary measure of performance. In the third quarter of 2025, the Company changed the composition of its reportable segments and, accordingly, has recast its segment information for the three months ended March 31, 2025 (see Note 17).
NOTE 3 – BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Beowulf E&D
On the Acquisition Date the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Beowulf E&D Holdings Inc., a related party due to control by a member of the Company’s management (the “Seller”), pursuant to which, among other things, the Company acquired 100% of the issued and outstanding membership interests of Beowulf E&D. The Purchase Agreement and the transaction were negotiated and approved by a special independent committee of the Company’s Board of Directors comprised entirely of independent directors. The transaction was accounted for as a business combination between entities not under common control, the purpose of which was to acquire a business comprised of 94 employees with deep experience in the development and operation of power generation assets and related electrical infrastructure. Integrating this capability directly into TeraWulf supports the Company’s long-term growth strategy, especially as power generation becomes increasingly integral to HPC operations.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•Upon the execution by the Company of a datacenter lease for the CB-3 Project (the “CB-3 Earnout Milestone”), $13.0 million in cash.
Prior to the transaction, Beowulf E&D also performed certain administrative services to certain affiliates of the Seller. Concurrent with Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) through which the Company, along with Beowulf E&D, agreed to provide to certain affiliates of the Seller, who are related parties of the Company due to control by a member of the Company’s management, certain transition services including, but not limited to, services related to tax and accounting, human resources and payroll, information technology, legal, and other general services for a period of two years, unless terminated early in accordance with the provisions of the TSA. In consideration for the services, the Seller affiliates agreed to pay the Company a quarterly fee of $100 as well as reimbursement for third-party expenses incurred in the performance of the services. The Company determined that the TSA is not separate from the business combination and represented additional consideration transferred in the business combination. Accordingly, the Company recorded a liability at fair value at the Acquisition Date of $1.3 million to be amortized over the two-year term of the TSA. The Company had a $0.7 million and $0.9 million liability related to the future services to be provided under the TSA included in other liabilities in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.
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

During the year ended December 31, 2025, (i) the CB-1 Earnout Milestone was achieved and the Company paid $6.0 in cash and issued 1.8 million shares of Common Stock to the Seller, (ii) the CB-3 Earnout Milestone was achieved and the Company paid $13.0 in cash to the Seller and (iii) the Project Financing Closing was achieved and the Company issued 1.2 million shares of Common Stock to the Seller. The Company recognized the difference between the carrying value of the contingent consideration liabilities and the fair value of consideration transferred upon achievement of the respective earnout milestones of $10.4 million in change in fair value of consideration during the year ended December 31, 2025.

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
The following table summarizes the preliminary allocation of the purchase price as of the Acquisition Date (in thousands):

Cash and cash equivalents	$269
Prepaid expenses	117
Other receivables	55
Other current assets	7
Property, plant and equipment, net	1,087
Goodwill	55,457
Operating lease right-of-use asset	8,101
Other assets	74
Accounts payable	(320)
Accrued compensation	(1,384)
Other current liabilities	(437)
Current portion of finance lease liability	(580)
Operating lease liability, net of current portion	(7,881)
$54,565
The operating lease right-of-use asset includes a $(0.4) million adjustment to reflect unfavorable terms of a lease when compared to market terms.
During the three months ended March 31, 2026, there were no measurement period adjustments identified and recorded. As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was incomplete as the valuation of certain working capital balances, deferred taxes and contingent consideration were not yet finalized. The Company has reflected the provisional amounts in these consolidated financial statements. As such, the above balances may be adjusted in a future period as the valuation is finalized and these adjustments may be material to the consolidated financial statements.
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
In 2025, the Company incurred acquisition-related costs of $1.5 million in connection with the Beowulf E&D acquisition.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Results of operations of the business acquired have been included in the Company’s condensed consolidated financial statements subsequent to the Acquisition Date, which included no revenue, $5.0 million in selling, general and administrative expenses and $0.3 million, in selling, general and administrative expenses – related party in the condensed consolidated statement of operations for the three months ended March 31, 2026.
During the three months ended March 31, 2025 and prior to the Acquisition Date, substantially all of Beowulf E&D’s revenues were earned pursuant to the services it provided to the Company under the Services Agreement, which would be considered intercompany and eliminate on a pro forma basis. Additionally, the expenses incurred by Beowulf E&D in providing the services to the Company per the Services Agreement prior to the Acquisition Date are reflected in the fees previously paid by the Company, such that Beowulf E&D’s pro forma expenses, prior to the Acquisition Date, are included in selling, general and administrative expenses – related party and operating expenses – related party in the condensed consolidated statements of operations for the three months ended March 31, 2025 (see Note 16).
Accordingly, the Company determined its condensed consolidated financial statements for the three months ended March 31, 2025, in all material respects, reflect on a pro forma basis what the Company’s revenues and earnings would have been if the business acquisition had occurred at the beginning of the prior year.
Hawesville
On February 2, 2026, the Company, through a wholly owned subsidiary, acquired Hawesville. The acquisition was accounted for as an asset acquisition, consisting primarily of land and site-related infrastructure. Accordingly, the total cost of the acquisition, including directly attributable transaction costs, was allocated to the acquired assets on a relative fair value basis. The acquisition of Hawesville expanded the Company’s digital and power infrastructure portfolio and advanced the Company’s strategy of developing energy-advantaged locations with near-term power availability, long-term scalability, and the ability to support customer demand and broader grid needs.
Total consideration in the Hawesville asset acquisition consisted of (i) $200.0 million in cash and (ii) a 6.8% non-dilutive minority equity interest in the Company’s subsidiary that was formed to develop and own a HPC/AI data center on the property. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying net assets acquired, on a relative fair value basis, were recorded on the Company’s books as of February 2, 2026, the closing date of the Hawesville acquisition. Additionally, transaction costs directly related to the Hawesville acquisition were capitalized as a component of the net assets acquired.
The following table summarizes the fair value of the consideration transferred for Hawesville (in thousands):

Consideration:
Cash consideration	$200,000
Fair value of noncontrolling interest(1)	100,588
Direct transaction costs	1,350
Total consideration	$301,938
(1)    The consideration transferred included noncash consideration in the form of equity interests issued. The Company measured the cost of acquiring the assets based on the fair value of the net assets acquired which was more clearly evident and readily measurable than the fair value of the nonmonetary portion of consideration. The minority equity interest had an estimated fair value of $100.6 million as of the acquisition date, based on the difference between fair value of the net assets acquired on the acquisition date and the $200.0 million cash consideration, of which (i) $1.2 million represented the initial carrying amount of the 6.8% minority equity interest and was recorded as noncontrolling interest in the condensed consolidated balance sheet and (ii) $99.4 million represented the excess of the fair value of the minority equity interest over the carrying amount and was recorded as additional paid-in capital in the condensed consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measured as of March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$1,237	$1,237	$—	$—
Warrant liabilities	1,061,024	—	—	1,061,024
	$1,062,261	$1,237	$—	$1,061,024

	Fair Value Measured as of December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$270	$270	$—	$—
Warrant liabilities	844,698	—	—	844,698
	$844,968	$270	$—	$844,698
Other Fair Value Measurements
The Company has determined the fair value of the 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes and 2030 Secured Notes to be approximately $953.5 million, $1,384.1 million, $1,051.6 million and $3,381.6 million, respectively, as of March 31, 2026 (see Note 10) using Level 1 inputs. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued construction liabilities, accrued interest, other current liabilities, other amounts due to related parties and short-term debt are considered to be representative of their respective fair values principally due to their short-term maturities.
Nonrecurring Fair Value Measurements
There were no additional material non-recurring fair value measurements as of March 31, 2026 and December 31, 2025, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 8), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 10), in connection with the issuance of Common Stock (see Note 14), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) the calculation of PSUs granted to employees as stock-based compensation (see Note 15) (iv) the calculation of the fair value of components of total consideration transferred in the business acquisition of Beowulf E&D, including contingent consideration, and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed, (v) the calculation of the fair value of net assets acquired in the Hawesville asset acquisition, (vi) the calculation of fair value of Common Stock issued in connection with the Cayuga Lease (see Note 8), (vii) the calculation of fair value of embedded derivatives in the Company’s 2031 Convertible Notes (see Note 10), (viii) the calculation of fair value of the Google Warrants (see Note 8).
The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued in connection with the Google Backstop (see Note 8). The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on historical and implied stock price volatility of the Company. The risk-free interest rate was derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applied a dividend yield of zero, consistent with historical practice and expectations. The Company recognized a loss of $216.3 million and $0 during the three months ended March 31, 2026 and 2025, for the change in fair of the Google Warrants which is included in change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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
The Company utilized a Black-Scholes option pricing model, along with a discount for lack of marketability (“DLOM”), to value its Common Stock warrants issued in connection with the loan, guarantee and security agreement. The DLOM reflects contractual restrictions on the exercise of the warrants. The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model include expected share-price volatility, expected term, risk-free interest rate, dividend yield, and DLOM. Expected volatility is based on historic volatility of a peer group of publicly traded companies over the expected term of the warrants, which is assumed to be equal to the contractual term. The risk-free interest rate is derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applies a dividend yield of zero, consistent with historical practice and expectations. The Company applied a DLOM of 20% to value the warrants issued in connection with the First Amendment to the LGSA and a DLOM of 30% for warrants issued in connection with the Fifth Amendment to the loan, guarantee and security agreement.
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 100.0% to 120.0% during the three months ended March 31, 2026 and 2025, respectively, based on both the Company’s and peer public companies’ data.
A DLOM of 10% was applied in determining the fair value of Common Stock issued in connection with the New Ground Lease. A DLOM of 9.0% was applied in determining the fair value of Common Stock issued on the Effective Date of the Cayuga Lease and a DLOM of 4.5% was applied in determining the fair value of additional Common Stock issued on September 30, 2025 relating to the Cayuga Lease (see Note 8).
NOTE 5 – DIGITAL ASSETS
The following table presents information about the Company’s bitcoin holdings as of March 31, 2026 and December 31, 2025 (in thousands, except for quantity of bitcoin):

	March 31, 2026	December 31, 2025
Number of bitcoin held	18	3
Carrying basis of bitcoin	$1,242	$269
Fair value of bitcoin	$1,237	$270
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of March 31, 2026 and December 31, 2025, the Company held no other digital assets.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Miners	$182,154	$213,655
Construction in process	1,651,299	1,069,059
Leasehold improvements	468,912	265,010
Land	242,083	—
Electrical and computer equipment	150,994	91,158
Building and improvements	16,865	—
Office furniture and fixtures	413	375
Vehicles	354	194
Total	2,713,074	1,639,451
Less: accumulated depreciation	(130,905)	(131,752)
Property and equipment, net	$2,582,169	$1,507,699
The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $20.2 million for the three months ended March 31, 2026. The Company capitalized no interest costs during the three months ended March 31, 2025.
Depreciation expense was $28.5 million and $15.6 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company recorded accelerated depreciation expense of $11.9 million related to a miner building and related miners of which the Company shortened their useful lives based on the shutdown of operations for purposes of supporting the HPC operations. The Company did not record accelerated depreciation expense during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company recorded impairment charges of $25.7 million, consisting of $16.8 million related to asset retirement costs capitalized in connection with the Hawesville asset acquisition and $8.9 million related to the shutdown operations of another miner building for purposes of supporting the HPC operations. The asset retirement costs were fully impaired because the assets associated with the asset retirement obligation are not expected to provide future economic benefit to the Company. The Company recorded no impairment during the three months ended March 31, 2025,
NOTE 7 – GOODWILL
The following table summarizes the change in the carrying amount of goodwill during the three months ended March 31, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill
Balance as of December 31, 2025	$55,457	$—	$55,457
Additions	—	—	—
Impairment	—	—	—
Balance as of March 31, 2026	$55,457	$—	$55,457
Goodwill attributed to the acquisition of Beowulf E&D reflects the Company’s allocation of purchase consideration in excess of the estimated fair values of net assets acquired.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining. In the third quarter of 2025, the Company’s HPC Leasing operations met the criteria to be considered a new segment. Accordingly, the Company determined the change in composition of its reportable segments resulted in the identification of two reporting segments (HPC Leasing and Digital Asset Mining) and reassigned goodwill to the reporting segments affected using a relative fair value allocation approach, resulting in goodwill of $53.4 million and $2.1 million allocated to the HPC Leasing reporting segment and Digital Asset Mining reporting segment, respectively.
The Company recorded no impairment during the three months ended March 31, 2026.
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
In October 2024, the Company terminated its existing Ground Lease and entered into a new agreement with the same related party counterparty (the “New Ground Lease”) for the Lake Mariner Data Campus. The New Ground Lease expanded the acreage of real property covered by the prior lease to support both cryptocurrency mining and HPC leasing datacenter operations. The New Ground Lease includes both fixed and variable payments, including an annual escalation factor and the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. It has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional five-year periods unless the Company provides written notice of termination at least six months prior to the end of the initial or the then-current renewal term. Upon expiration of the New Ground Lease, all buildings and improvements on the premises will revert to the Ground Lease Lessor in good condition. As consideration for terminating the prior lease and entering into the New Ground Lease, the Company issued 20.0 million shares of Common Stock with a fair value of 68.8 million and paid $12.0 million in cash (the “Cash Lease Prepayment”) to the parent company of the Ground Lease Lessor in October 2024. The Company determined that this transaction constituted a lease modification under ASC 842.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Other Lessee Arrangements
In April 2025, the Company entered into an office lease in New York (the “NY Hudson Lease”). The NY Hudson Lease, which was classified as an operating lease, commenced in September 2025 with an initial term ending March 31, 2033 and includes two five-year renewal options. The Company measured the right-of use asset and lease liability of the NY Hudson Lease in accordance with ASC 842 using a discount rate of 6.2%, which reflects the estimated incremental borrowing rate for a collateralized loan with terms comparable to the lease payments. In connection with the execution of the NY Hudson Lease, the Company posted a letter of credit for $1.4 million as security for the lease which shall remain in effect through the term of the NY Hudson Lease. The Company is required to maintain a balance of $1.4 million in a deposit account as collateral to the letter of credit, which is included in restricted cash (noncurrent) in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the acquisition of Beowulf E&D, the Company acquired four office leases of Beowulf E&D, including (i) one lease with a remaining lease terms of less than twelve months, for which the Company elected an accounting policy to not recognize this short-term lease on its balance sheet as allowed under ASC 842 as well as one lease for office space in Washington D.C. with nominal rent payments over a 13-month term, (ii) an acquired lease for a property in New York with a related party counterparty due to control by members of the Company’s management (the “NY Lease”), which was classified as an operating lease with a remaining term of 11.3 years and (iii) an acquired lease for office space in Maryland with a related party counterparty due to control by a member of the Company’s management (the “MD Lease”), which was classified as an operating lease with a remaining term of 6.1 years as of the Acquisition Date. The Company measured the right-of-use assets and lease liabilities of the NY Lease and the MD Lease as of May 21, 2025 in accordance with ASC 842 using a discount rate of 6.9% and 6.5%, respectively, which reflects the estimated incremental borrowing rates for a collateralized loan with terms comparable to the lease payments.
In September 2025, the Company entered an equipment lease for certain standby power generation equipment which commenced in April 2026 (the “Equipment Lease”). The Equipment Lease includes fixed and variable payments over an initial term of six months with options to extend in six-month increments, up to four years. The Equipment Lease also includes a purchase option under which the Company may purchase the equipment with certain credits applied for fixed payments made during the term of the lease. As of December 31, 2025, the Company anticipated the lease would qualify as a finance lease upon commencement and classified the $6.2 million of prepaid rent and security deposits within other assets in the condensed consolidated balance sheet. As of the commencement date in April 2026, the Company determined it is not reasonably certain to exercise the options to extend or the purchase option and accordingly, determined the Equipment Lease is a short-term lease and reclassified the $6.2 million of prepaid rent and security deposits to other current assets in the condensed consolidated balance sheet as of March 31, 2026.
In March 2026, the Company entered into an office lease in Florida (the “FL Office Lease”). The FL Office Lease is expected to commence in early 2027 with an initial term ending March 31, 2033. In connection with the execution of the FL Office Lease, the Company was required to pay a security deposit of $0.8 million which shall remain in effect through the term of the FL Office Lease and is included in other assets in the condensed consolidated balance sheet as of March 31, 2026.
During the three months ended March 31, 2026, the Company recorded operating lease expense of $1.5 million, including variable expense of $0.2 million, and made cash lease payments of $1.2 million. Of the total operating lease expenses, $0.6 million is included in operating expenses – related party, $0.6 million is included in selling, general and administrative expenses, and $0.3 million is included in selling, general and administrative expenses – related party, respectively, in the condensed consolidated statement of operations. During the three months ended March 31, 2025, the Company recorded operating lease expense of $0.8 million, including variable expense of $0.2 million, which is included in operating expenses-related party in the condensed consolidated statement of operations, and made cash lease payments of $0.4 million.
During the three months ended March 31, 2026 and 2025, the Company recorded amortization of the right-of-use asset related to its finance lease of $1.0 million and $0.1 million, respectively, including variable expense of $0.3 million and $0, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash payments of $6,000 and $6,000, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $5,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2026, the remaining operating and finance lease terms were 11.6 years and 33.6 years, respectively, and the weighted-average discount rate of operating and finance leases were 6.5% and 6.9%, respectively.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of March 31, 2026 (in thousands):

	Operating Lease Liability	Finance Lease Liability
Remainder of 2026	$2,647	$17
2027	3,543	22
2028	3,559	22
2029	3,612	22
2030	3,703	22
Thereafter	17,839	635
	$34,903	$740
A reconciliation of the undiscounted cash flows to the operating and finance lease liabilities recognized in the condensed consolidated balance sheet as of March 31, 2026 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the lease	$34,903	$740
Unamortized discount	11,078	449
Total lease liability	23,825	291
Current portion of lease liability	2,065	2
Lease liability, net of current portion	$21,760	$289
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
Two of the Core42 HPC Leases commenced in July and August 2025, respectively. During the three months ended March 31, 2026, the remaining two Core42 HPC Leases commenced. The Core42 HPC Leases included an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. In August 2025, the Company entered into change orders on the Core42 HPC Leases whereby the parties agreed to additional work and an adjustment of the base lease rent and modified the 10-year term to commence upon the achievement of certain specified additional work.
The Core42 HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million which shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the three months ended March 31, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and as of March 31, 2026, has recorded $56.7 million and $14.0 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet. As of December 31, 2025, the Company recorded $58.2 million and $23.3 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In August 2025, the Company entered in long-term HPC Leases with a customer (the “Fluidstack HPC Leases”) for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use datacenter space—currently under construction—and nonlease components for power delivery, physical security, and maintenance services. As of March 31, 2026, none of the Fluidstack HPC Leases had commenced. Each Fluidstack HPC Lease is expected to begin at various dates in 2026 and includes an initial 10-year term and two 5.0 years-year renewal options.
In connection with the Fluidstack HPC Leases the Company entered into recognition agreements with Fluidstack USA I Inc. (“Fluidstack”) and Google LLC (“Google”) (the “Google Recognition Agreements”), pursuant to which Google agreed to backstop (the “Google Backstop”) certain obligations of Fluidstack under the Fluidstack HPC Leases. The Google Backstop under each Google Recognition Agreement becomes effective as of the commencement date under the corresponding Fluidstack HPC Lease. In the event of a payment default under a Fluidstack HPC Lease, or if Fluidstack becomes subject to an insolvency event, following notice from the Company, Google will have the option to either (i) pay the termination fee under such Fluidstack HPC Lease (the “Termination Fee”) or (ii) pay all rent currently due under the Fluidstack HPC Lease and assume the Fluidstack HPC Lease as the tenant thereunder.
In consideration of Google providing the Google Backstop, the Company entered into Warrant Agreements with Google, pursuant to which the Company issued to Google Warrants (the “Google Warrants”) to purchase a total of 73,580,000 shares of Common Stock for an exercise price of $0.01 per share of Common Stock. The Google Warrants have an exercise period beginning on the earlier of the commencement date of each respective Fluidstack HPC Lease or 180 days after the target commencement date, as defined, of each respective Fluidstack HPC Lease and expiring on August 13, 2030 for 41,011,803 of the Google Warrants and August 17, 2030 for 32,568,197 of the Google Warrants. If the Google Warrants are not exercised by these dates and the market value of Common Stock exceeds the exercise price, the Google Warrants are automatically exercised on a net basis. As a condition to receiving the Google Warrants prior to the effective date applicable to the Google Backstop, Google has agreed to pledge the Google Warrants for the benefit of the lenders under certain financing transactions in connection with construction of the HPC buildings pursuant to a customary warrant pledge agreement until such time as the Google Backstop becomes effective. Google entered into this pledge agreement with the Company and Wilmington Trust, National Association, as collateral agent, in connection with the Company’s $3,200.0 million 2030 Senior Secured Notes financing in October 2025 (see Note 10 ).
The Company recorded an asset of $515.5 million based on the fair value of the Google Warrants at issuance, which is in deferred charges in the consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company will amortize this asset over the life of the Fluidstack HPC Leases on a straight-line basis to recognize the benefit derived from the Google Backstop. The Company recorded the Google Warrants in warrant liabilities in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 and changes in the fair value are recorded in change in fair value of warrants in the condensed consolidated statement of operations during the three months ended March 31, 2026.
The Company entered into commission agreements in connection with its HPC Leases. The commissions were earned upon execution of the HPC Leases and receipt of Prepaid Rent, as applicable, and the Company recorded assets for the commission charges as initial direct costs and will amortize these assets over the life of the respective HPC Leases on the same basis as lease income. Certain of the commission payments become payable upon future events, including commencement of the respective HPC Leases. As of March 31, 2026 and December 31, 2025, the Company reported unamortized initial direct costs of $57.3 million and $57.4 million, respectively, included in deferred charges and $25.0 million and $27.6 million, respectively, in other current liabilities in the condensed consolidated balance sheets.
The components of HPC lease revenue for the operating lease were as follows:

	Three Months Ended March 31,
	2026	2025
Lease income relating to lease payments	$17,561	$—
Variable lease payments	3,461	—
Total HPC lease revenue	$21,022	$—

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received as of March 31, 2026, and thereafter (in thousands):

Operating Lease
Remainder of 2026	$35,044
2027	55,154
2028	97,845
2029	102,331
2030	105,401
Thereafter	633,251
$1,029,026
Leased property, plant and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer equipment	$6,475	$2,867
Electrical equipment	62,477	43,200
Leasehold improvements	330,132	126,927
Total	399,084	172,994
Less: accumulated depreciation	(5,268)	(2,655)
Leased property and equipment, net	$393,816	$170,339
NOTE 9 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of approximately 0% for each of the three months ended March 31, 2026 and 2025. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740, Income Taxes (“ASC 740”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of March 31, 2026 and December 31, 2025 for the amount of deferred tax assets that will not be realized.
The Company had no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three months ended March 31, 2026 and 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Term debt	$3,200,000	$3,200,000
Debt issuance costs and debt discount	(96,242)	(101,444)
	3,103,758	3,098,556
Less current portion of long-term debt	43,564	46,316
Total long-term debt, net of current portion	$3,060,194	$3,052,240
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The 2030 Secured Notes related guarantees rank (i) equally in right of payment with all existing and future senior indebtedness of Wulf Compute and the Guarantors, (ii) senior in right of payment to all existing and future indebtedness of the Wulf Compute and the Guarantors that are, by their terms, expressly subordinated in right of payment to the 2030 Secured Notes, (iii) effectively senior to all existing and future unsecured indebtedness of Wulf Compute and the Guarantors to the extent of the value of the Collateral, (iv) effectively senior to all existing and future indebtedness of Wulf Compute and the Guarantors secured by a junior-priority lien on the collateral, to the extent of the value of the collateral, (v) effectively junior to all indebtedness of Wulf Compute and the Guarantors that is secured by assets not constituting collateral, to the extent of the value of such assets, and (vi) structurally subordinated to all obligations of each of the Issuer’s subsidiaries that is not a guarantor of the 2030 Secured Notes.
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
Bridge Credit Facility

	March 31, 2026	December 31, 2025
Bridge credit facility	$100,000	$—
Debt issuance costs	(1,427)	—
Total short-term debt	$98,573	$—
In March 2026, the Company entered into a Delayed-Draw Bridge Credit Agreement ( the “Bridge Credit Agreement”). The Bridge Credit Agreement provides the Company with financing under a 364-day $500.0 million delayed draw senior secured bridge facility (the “Bridge Credit Facility”), the proceeds of which may be used to finance the construction and development of Hawesville. During the three months ended March 31, 2026, the Company borrowed $100.0 million under the Bridge Credit Facility under the Term Secured Overnight Financing Rate (“Term SOFR”) and as of March 31, 2026, $400.0 million remained available.
Borrowings under the Bridge Credit Agreement bear interest at a rate equal to, at the the Company’s option, either (a) a Term SOFR determined by reference to the secured overnight financing rate published by an administrator therefor, which rate shall be no less than zero, plus an applicable margin of 2.75% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate of Morgan Stanley, (iii) one-month Term SOFR and (iv) 1.00% per annum, plus an applicable margin of 1.75% per annum. SOFR interest payments for interest periods of 3 months or less are due at the end of the interest period. Interest periods for Term SOFR borrowings are one, three or six months, as elected by the Company for each borrowing. Interest payments for interest periods of 3 months or less are due at the end of the interest period, and interest payments for interest periods greater than 3 months are due on a 3-month intervals following the borrowing. As of March 31, 2026, the stated interest rate on the Bridge Credit Facility was 6.4%.
In connection with the initial $100.0 million borrowing under the Bridge Credit Facility, the Company paid a facility commitment fee equal to 1.00% of the aggregate $500.0 million commitment, or $5.0 million, a structuring fee equal to 0.25% of the aggregate $500.0 million commitment, or $1.3 million, and $1.2 million of directly attributable legal fees, for total upfront financing costs of $7.4 million, of which $6.0 million was recorded to other assets and $1.4 million was recorded as a direct deduction from the carrying amount of the Bridge Credit Facility in the condensed consolidated balance sheet as of March 31, 2026. As of March 31, 2026, the Bridge Credit Facility had an effective interest rate of 7.9%.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Bridge Credit Agreement contained customary affirmative covenants, including financial statement reporting requirements and delivery of compliance certificates. The Bridge Credit Agreement also contains customary negative covenants that, subject to customary exceptions and baskets, restrict the ability of the Company, the borrower, the real estate guarantor and their subsidiaries to incur additional indebtedness, grant liens, dispose of assets, make certain investments, make restricted payments and enter into certain mergers or acquisitions. The Bridge Credit Agreement also includes a minimum liquidity covenant requiring the Company to maintain at least $100.0 million of liquidity and contains customary events of default.
On April 16, 2026, the Company repaid the outstanding $100.0 million principal amount under the Bridge Credit Agreement, together with $0.4 million of accrued interest and accrued agency fees, and terminated the Bridge Credit Agreement as a result of the Company’s public offering of 54,510,000 shares (see Note 18). In connection with the termination of the Bridge Credit Agreement, the Company will write off the remaining unamortized debt issuance costs and recognize a loss on extinguishment of debt of $7.3 million in the second quarter of 2026.
Convertible Notes
The following is a summary of the Company’s convertible notes as of March 31, 2026 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(9,646)	$490,354

Convertible notes:
2031 Convertible notes	$1,000,000	$(402,820)	$597,180
2032 Convertible notes	$1,025,000	$(24,914)	1,000,086
			$1,597,266
The following is a summary of the Company’s convertible notes as of December 31, 2025 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(10,233)	$489,767

Convertible notes:
2031 Convertible notes	$1,000,000	$(416,301)	$583,699
2032 Convertible notes	$1,025,000	$(25,911)	999,089
			$1,582,788

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2030 Convertible Notes
In October 2024, the Company completed a private offering of 2.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes, which are unsecured, were sold under a purchase agreement entered into by and between the Company and Cantor Fitzgerald & Co. (“Cantor”) as representative of the initial purchasers named therein (the “Initial Purchasers”), for resale to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”).he aggregate principal amount of notes sold in the offering was $500.0 million, which included $75.0 million aggregate principal amount of notes issued pursuant to an option to purchase additional notes granted to the Initial Purchasers under the purchase agreement, which the Initial Purchasers exercised in full. The notes were issued at a price equal to 100% of their principal amount. The net proceeds from the sale of the notes were approximately $487.1 million after deducting the Initial Purchasers’ commissions and offering expenses of $12.9 million in total. The 2030 Convertible Notes have an effective interest rate of 3.3% which includes the stated interest of 2.75% that is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025.
The 2030 Convertible Notes will mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted by the noteholders or redeemed or repurchased by the Company. The initial conversion rate of the 2030 Convertible Notes was 117.9245 shares of Common Stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $8.48 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Notes being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined) during the make-whole fundamental change period (as defined), the Company will, in certain circumstances, increase the conversion rate by the number of additional shares described in the indenture to the 2030 Convertible Notes for a holder that elects to convert such holders’ 2030 Convertible Notes in connection with such make-whole fundamental change. As of March 31, 2026, there were no changes to the initial conversion rate.
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
In October 2025, the 2030 Convertible Notes became convertible at the option of the holder based on the achievement of the 2030 Sale Price Conversion Event. Accordingly, the 2030 Convertible Notes are classified as short-term convertible notes in the consolidated balance sheet as of March 31, 2026. Upon conversion of the 2030 Convertible Notes, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of Common Stock, at the Company’s election. The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after November 6, 2027, but only if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for a specified period of time (as set forth in the indenture to the 2030 Convertible Notes). The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In connection with the offering of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions with certain counterparties (the “2030 Capped Calls”). The 2030 Capped Calls, which terminate on February 1, 2030 (the “Capped Calls Termination Date”), each have an initial strike price of $8.48 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The 2030 Capped Calls have an initial cap price of $12.80 per share, subject to certain adjustments. The 2030 Capped Calls cover, subject to anti-dilution adjustments, the aggregate number of shares of Common Stock that initially underlie the 2030 Convertible Notes, and are expected generally to reduce potential dilution to the Company’s Common Stock upon any conversion of 2030 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2030 Capped Calls. The conditions that cause adjustments to the initial strike price of the 2030 Capped Calls mirror the conditions that result in corresponding adjustments for the 2030 Convertible Notes. The 2030 Capped Calls automatically exercise in daily ratable amounts between December 5, 2029 and the Capped Calls Termination Date. Additionally, upon the repurchase, redemption or conversion of a quantity of 2030 Convertible Notes, the Company may, but is not required to, effect an early termination of the number of Capped Call options in proportion to such 2030 Convertible Notes repurchased, redeemed or converted. The Company may elect cash settlement or combination settlement, which includes shares of Common Stock or a combination of cash and shares of Common Stock. For accounting purposes, the 2030 Capped Calls are separate transactions, and not part of the terms of the 2030 Convertible Notes. As these transactions meet certain accounting criteria, the 2030 Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $60.0 million incurred in connection with the 2030 Capped Calls was recorded as a reduction to additional paid in capital on the condensed consolidated balance sheet.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The total aggregate principal amount of the offering was 1,000.0, including $150.0 million issued pursuant to the Initial 2031 Purchasers’ full exercise of their option to purchase additional notes. The 2031 Convertible Notes were issued at par, and net proceeds totaled approximately $975.3 million after deducting $24.7 million in purchasers’ commissions and offering expenses. The 2031 Convertible Notes have an effective interest rate of 10.9% which includes the stated interest of 1.00% that is payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026.
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
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of March 31, 2026, there were no changes to the initial conversion rate.
Prior to June 1, 2031, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter commencing after December 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter (the “2031 Sale Price Conversion Event”);
•During the five business days following any 10 consecutive trading-day measurement period in which the trading price of the 2031 Convertible Notes was less than 98% of the product of the Common Stock price and the conversion rate on each trading day;
•If the Company calls any or all of the 2031 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
In April 2026, the 2031 Convertible Notes became convertible at the option of the holder based on the achievement of the 2031 Sale Price Conversion Event. Upon conversion, the Company may settle the 2031 Convertible Notes in cash or a combination of cash and shares of Common Stock, at its election. The Company’s ability to elect to settle conversions in a combination of cash and shares of Common Stock was subject to its receipt of stockholder approval for an increase in the number of the Company’s authorized shares of Common Stock.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The 2032 Convertible Notes mature on May 1, 2032 (the “2032 Convertible Notes Maturity Date”), unless earlier converted redeemed or repurchased. The initial conversion rate is 50.1567 shares of Common Stock per $1,000 principal amount, equivalent to a conversion price of approximately $19.94 per share, subject to customary anti-dilution adjustments outlined in the indenture. The conversion rate will not be adjusted for accrued but unpaid special interest.
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of March 31, 2026, there were no changes to the initial conversion rate.
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
The Company recorded stated interest on short-term debt, long-term debt and convertible notes of $67.4 million for three months ended March 31, 2026, of which (i) $13.5 million was capitalized interest to property, plant and equipment, net in the condensed consolidated balance sheet as of March 31, 2026 and (ii) $53.9 million was included within interest expense in the condensed consolidated statement of operations for the three months ended March 31, 2026. The Company recorded stated interest expense on the 2030 Convertible Notes of $3.4 million for the three months ended March 31, 2025, included within interest expense in the condensed consolidated statement of operations.
During the three months ended March 31, 2026, the Company amortized $20.3 million of debt issuance costs related to short-term debt, long-term debt and convertible notes, inclusive of the discount stemming from the bifurcation of the conversion feature for the 2031 Convertible Notes, of which (i) $6.7 million was capitalized interest to property, plant and equipment, net and $0.3 million was capitalized to equity in net assets of investee in the condensed consolidated balance sheet as of March 31, 2026 and (2) $13.3 million was included within interest expense in the condensed consolidated statement of operations for three months ended March 31, 2026.
The Company amortized $0.6 million of debt issuance costs related to the 2030 Convertible Notes during the three months ended March 31, 2025.
Principal maturities of outstanding long term debt and convertible notes as of March 31, 2026 are as follows (in thousands):

Year ending December 31:
Remainder of 2026	$43,564
2027	266,890
2028	298,762
2029	304,106
2030	2,786,678
Thereafter	2,025,000
Total principal maturities	$5,725,000

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11 – JOINT VENTURE
Abernathy Joint Venture
In October 2025, the Company entered into the Abernathy Joint Venture Agreement with the Fluidstack Member to govern the terms of operation of the Abernathy Joint Venture, which will develop and operate the Abernathy HPC Campus. Pursuant to the terms of the Abernathy Joint Venture Agreement, the TeraWulf Member was required to make equity contributions to the Abernathy Joint Venture and, upon such contributions, the percentage of equity owned by the TeraWulf Member could be adjusted up to 51.0% accordingly. If additional capital contributions are required to fund the Abernathy Joint Venture, the Fluidstack Member and the TeraWulf Member each have the right to contribute a pro rata portion of such additional capital contributions according to the percentage of equity they own in the Abernathy Joint Venture, with the TeraWulf Member being required to contribute any shortfall that the Fluidstack Member elects not to contribute, and the percentage of equity owned by each will be adjusted accordingly.
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
The Contribution Agreement provided for the TeraWulf Member to purchase from the Fluidstack Member membership interests of the Abernathy Joint Venture representing a 50.1% ownership percentage,for an aggregate purchase price of $450.0 million, payable in installments during 2025 in accordance with and pursuant to the terms of the Abernathy Joint Venture Agreement. In addition, the Contribution Agreement provided for the TeraWulf Member to pay up to additional $50.0 million on or before December 31, 2025 to the extent reasonably agreed by the Members for a maximum total ownership percentage of 51.0%. As of March 31, 2026, the Company paid $450.0 million in cash for 50.1% of the Abernathy Joint Venture and did not purchase any additional membership interests pursuant to the Contribution Agreement.
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
The Company capitalized a portion of the interest on funds borrowed to finance its investments in the Abernathy Joint Venture prior to the Abernathy Joint Venture commencing its principal operations. Capitalized interest costs were $0.3 million and $0 for the three months ended March 31, 2026 and 2025, respectively.
The Abernathy Joint Venture is a VIE accounted for using the equity method of accounting.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Hawesville Developer
In connection with the Hawesville asset acquisition in February 2026, the Hawesville seller was granted a 6.8% non-dilutive minority equity interest in one of TeraWulf’s subsidiaries, which was formed to develop and own a HPC/AI data center on the property (the “Hawesville Developer”). The Hawesville seller has the right to request the redemption of its minority interest (the “Put Option”) starting on the first anniversary of the data center’s commencement of operations (the “Operations Anniversary Date”). The payable pursuant to the Put Option is a fixed amount, less the amount of any distributions received by the Hawesville seller. The Hawesville seller will not participate in the development, financing, construction, management or operation of the data center and will not have any obligations to contribute capital, unless the Put Option is not redeemed in full within 30 days after the Operations Anniversary Date. The Company determined the Hawesville Developer is a VIE and as the primary beneficiary, the Company has consolidated the entity. As of March 31, 2026, the Company holds a 93.2% controlling interest in the Hawesville Developer.
Upon closing of the Hawesville asset acquisition, the Company recorded the 6.8% minority equity interest as noncontrolling interest in the condensed consolidated balance sheet at an initial carrying amount of $1.2 million. The noncontrolling interest is subsequently adjusted for the noncontrolling interest’s share of the Hawesville Developer’s net income or loss and is not adjusted to redemption value unless redemption becomes probable. During the three months ended March 31, 2026, the Company recorded $0.1 million loss attributable to noncontrolling interest in the condensed consolidated statement of operations.
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
No dividends were paid during the three months ended March 31, 2026 and 2025.
NOTE 14 – COMMON STOCK
On September 30, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). As a result of the matters submitted to a stockholder vote at the Special Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 600,000,000 to 950,000,000. Consequently, as of September 30, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 1,050,000,000 divided into (a) 950,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of March 31, 2026.
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
During the three months ended March 31, 2026, the Company sold pursuant to the ATM Program 549,298 shares of Common Stock for net proceeds of $9.0 million. During the three months ended March 31, 2025, the Company sold no shares of Common Stock pursuant to the ATM Program. As of March 31, 2026, the remaining capacity of the ATM Program to offer and sell shares of Common Stock is $190.9 million.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. During the three months ended March 31, 2026 , 317,460 October Warrants were exercised for issuance of 317,460 shares of Common Stock for aggregate proceeds to the Company of $0.6 million. No October Warrants were exercised during the three months ended March 31, 2025. As of March 31, 2026, there were 6,011,906 of the October Warrants outstanding. The October Warrants are classified as equity in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
In March 2023, in connection with the fifth amendment to the loan, guarantee and security agreement the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the fifth amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the fifth amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants were exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the Common Stock issuable upon exercise of the warrants described above. During the three months ended March 31, 2026, 3,371,570 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprised entirely of Dollar Warrants, for aggregate proceeds to the Company of $3.4 million. During the three months ended March 31, 2025, no warrants issued in connection with the LGSA were exercised. The Penny Warrants and Dollar Warrants are classified as equity in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
In October 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company repurchased 0 and 5,900,000 shares of Common Stock for $0 and $33.3 million, respectively. In May 2025, the Board of Directors authorized an increase of $151.4 million shares of outstanding shares of Common Stock under the share repurchase program. Additionally, the Board of Directors agreed that the share repurchase program authorization shall continue unless and until the Company purchases $200.0 million of Common Stock or it is revoked by the Board of Directors. As of March 31, 2026, the Company has the capacity to repurchase $200.0 million of outstanding shares of Common Stock under the share repurchase program.
No dividends were declared during the three months ended March 31, 2026 and 2025.
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. The Company recorded stock-based compensation expense of $101.4 million and $38.7 million for the three months ended March 31, 2026 and 2025, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three months ended March 31, 2026 and 2025, certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 360,251 and 3,300,410 shares of Common Stock to satisfy statutory withholding requirements related to such vesting. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance. Additionally, the Company issued 4,896 and 21,869 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the activities for unvested RSUs granted to employees and members of the board of directors during the three months ended March 31, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	15,313,881	$4.78
Granted	32,985,838	$12.37
Vested	(999,754)	$2.23
Forfeited/canceled	—	$—
Unvested as of March 31, 2026	47,299,965	$10.12
The requisite service period for RSUs is generally three years. RSUs granted as set out in the table above include PSUs representing 10,871,273 shares with vesting based on market conditions tied to the Company’s stock price during the three months ended March 31, 2026. The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle is calculated using the VWAP of Common Stock as reported by the Nasdaq during the 20 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. As of March 31, 2026, there were 10,871,273 unvested PSUs outstanding. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. As of March 31, 2026, there was $368.0 million of unrecognized compensation cost related to unvested RSUs and PSUs granted to employee and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.2 years.
The following table summarizes the activities for unvested RSUs granted to non-employees, excluding members of the board of directors, during the three months ended March 31, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	274,664	$4.63
Granted	5,887	$12.74
Vested	(101,665)	$1.46
Forfeited/canceled	(15,000)	$3.30
Unvested as of March 31, 2026	163,886	$7.02
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally three years. As of March 31, 2026, there was $1.0 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.1 years.

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
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s loan, guarantee and security agreement, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million, which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. On May 21, 2025, the Company acquired Beowulf E&D which terminated the Services Agreement between the Company and Beowulf E&D. For the three months ended March 31, 2025, , prior to the Company’s acquisition of Beowulf E&D, the Company paid Beowulf E&D $5.7 million under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Data Campus. For the three months ended March 31, 2025, selling, general and administrative expenses – related party in the condensed consolidated statement of operations included $3.6 million and operating expenses – related party in the condensed consolidated statement of operations included $0.8 million, in each case related to the base fee and reimbursement of costs and expenses. Following the termination of the Services Agreement, no amounts were incurred or paid during the three months ended March 31, 2026.
The Services Agreement also provided for performance-related milestones and related incentive compensation. Once the mining facilities have utilized 100 MW of cryptocurrency mining load in the aggregate, and for every incremental 100 MW of cryptocurrency mining load deployed thereafter, the Company agreed to issue additional awards of shares of Common Stock each in the amount of $2.5 million to certain designated employees of Beowulf E&D in accordance with TeraWulf’s then effective Plan. The Company recorded no performance milestone expense for the three months ended March 31, 2025.
During the second quarter of the year ended December 31, 2025, due to the change in the Company’s strategy to focus on development and deployment of infrastructure to support HPC workloads, the Company agreed to settle the final 100 MW performance-related milestone on a pro-rata basis for the 95 MW of cryptocurrency mining load deployed and issued 798,319 shares of Common Stock with a fair value of $2.4 million to settle the share-based liabilities due to related party.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 17 – SEGMENTS
The following table presents revenue and segment profit (loss) by reportable segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Digital Asset Mining Segment
Digital asset mining revenue	$12,990	$34,405
Cost of revenue (exclusive of depreciation)	(90)	24,553
Operating expenses (including related party)	2,870	2,892
Digital asset mining segment profit	$10,210	$6,960

HPC Leasing Segment
HPC lease revenue	$21,022	$—
Cost of revenue (exclusive of depreciation)	2,451	—
Operating expenses (including related party)	8,332	—
HPC leasing segment profit (loss)	$10,239	$—
The following table presents a reconciliation of the reportable segment profit (loss) to loss before income taxes and equity in net income of investee included in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025

Reportable segment profit (loss)	$20,449	$6,960
Selling, general and administrative expenses	127,605	46,573
Selling, general and administrative expenses – related party	159	3,571
Depreciation	28,477	15,574
Loss on fair value of digital assets, net	653	870
Impairment of property, plant, and equipment	25,697	—
Operating loss	(162,142)	(59,628)
Interest expense	(67,071)	(4,049)
Change in fair value of warrants	(216,325)	—
Interest income	29,411	2,259
Loss before income tax and equity in net loss of investee	$(416,127)	$(61,418)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 18 – SUBSEQUENT EVENTS
Subsequent to March 31, 2026 and through to May 8, 2026, the Company sold, pursuant to the ATM Program, 10,326,000 shares of Common Stock for gross proceeds of $190.9 million and no amounts remained available for sale under the ATM Program.
In April 2026, the Company closed a stock offering of 54,510,000 shares of Common Stock at a public offering price of $19.00 per share, resulting in gross proceeds of approximately $1,035.7 million, before deducting underwriting discounts and commissions and other offering expenses.
On May 7, 2026, the Company entered into a revolving credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $250.0 million. The Revolving Credit Facility matures on May 7, 2030, subject to a springing maturity date of 91 days prior to the maturity date of the 2030 Convertible Notes if certain conditions exist.
From the closing date to the earliest commencement date to occur under the Fluidstack HPC Leases (the “First Commencement Date”), borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) a Term SOFR determined by reference to the secured overnight financing rate published by an administrator therefor, plus a margin of 1.75% per annum or (ii) the ABR (as defined) plus a margin of 0.75% per annum. Thereafter, the applicable margin may range from 1.25% to 1.75% for Term SOFR loans and 0.25% to 0.75% for ABR loans based on the Company’s consolidated total debt to market capitalization ratio (as defined). The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company and certain assets of certain of the Company’s subsidiaries, in each case, subject to certain excluded assets (as defined). The Credit Agreement contains customary restrictive covenants, as well as a minimum liquidity covenant.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “TeraWulf,” “we,” “us” or “our” refers to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed forward-looking statements. See “Forward-Looking Statements.”
Overview
We are a vertically integrated owner, developer, and operator of digital infrastructure assets in the United States, purpose-built to support HPC workloads, including AI, machine learning, and advanced cloud applications.
During the three months ended March 31, 2026, HPC leasing revenue represented a majority of total revenue for the first time, reflecting the continued ramp of long-term contracted capacity at the Lake Mariner Data Campus.
The Company has undergone a deliberate strategic transition toward HPC hosting as its primary business. While TeraWulf historically operated bitcoin mining facilities and leveraged flexible compute loads to support early infrastructure development, the Company has begun to curtail and repurpose portions of this infrastructure to support HPC development, and going forward capital allocation, development activities, and operating focus are centered on HPC data center development, long-term hosting arrangements, and infrastructure supporting AI-driven compute workloads.
Our strategy is grounded in controlling infrastructure at utility scale and pairing compute-optimized facilities with reliable, long-duration power resources. By controlling land use through ownership or long-term ground leases, together with interconnection rights, electrical and cooling infrastructure, and, where appropriate, on-site generation, the Company delivers resilient, cost-efficient capacity to hyperscale and enterprise customers under multi-year hosting arrangements. These hosting arrangements are typically structured as long-term data center leases, generally ranging from 10 to 25 years, and in certain cases benefit from investment-grade credit support, enhancing the durability and finance ability of contracted revenues. These arrangements are expected to provide long-term revenue visibility and support project-level financing as the platform scales.
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
Strategy Execution and Capital Allocation
Management’s execution of the Company’s strategy is focused on converting advantaged infrastructure positions into long-dated, contracted HPC capacity. This includes the phased conversion of existing infrastructure, where appropriate, to support HPC workloads. This execution model emphasizes vertical integration, long-duration customer contracts supported by credit enhancement, and phased development aligned with customer deployment schedules and power availability.
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

The Company’s contracting strategy prioritizes multi-year hosting arrangements with credit-supported counterparties, which reduces exposure to commodity-driven revenue streams, including bitcoin price volatility, as the Company’s revenue mix continues to shift toward contracted HPC leasing. These arrangements provide long-dated revenue visibility, support project-level financing, and reduce cash flow volatility as the platform scales. Credit enhancement associated with certain customer contracts has been a key factor in accelerating development timelines and enabling third-party financing.
Each campus is designed for modular, multi-phase expansion. Initial phases deliver near-term contracted capacity, while subsequent phases are aligned with customer deployment schedules and infrastructure readiness, including power availability and interconnection timing. Management believes this phased approach allows the Company to scale efficiently while maintaining capital discipline.
While the Company currently derives a significant portion of its revenue from bitcoin mining, HPC hosting is now the Company’s primary growth driver and operating focus.
Strategic Transactions
Acquisition of Beowulf E&D
On May 21, 2025 (the “Acquisition Date”), the Company acquired 100% of the membership interests in Beowulf Electricity & Data LLC, Beowulf E&D (NY) LLC and Beowulf E&D (MD) LLC (collectively, “Beowulf E&D”). Additional detail regarding the consideration paid and contingent consideration associated with the Beowulf E&D acquisition is included in Note 3 to the condensed consolidated financial statements.
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
Hawesville Site
In February 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (the “Hawesville Site”). The Hawesville Site is a strategically located brownfield infrastructure site which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network. We plan on constructing and operating a HPC/AI data center on the Hawesville Site and are in discussions with potential customers for the site. The Hawesville Site has up to 480 MW of gross power availability; construction is expected to commence in 2026, with a phased buildout extending through 2027, subject to site planning and permitting approvals. Hawesville is expected to further diversify the Company’s geographic footprint and support future HPC customer demand.

Operations Overview
Lake Mariner Data Campus
The Lake Mariner Data Campus is TeraWulf’s flagship HPC campus and a core component of the Company’s contracted HPC platform. The Lake Mariner Data Campus is located in Barker, New York on the site of a former coal-fired power plant that was retired and repurposed into a modern digital infrastructure campus with operations that commenced in March 2022. The site benefits from substantial existing transmission infrastructure and is designed for scalable expansion.
As of March 31, 2026, the Lake Mariner Data Campus operated 145 MW of legacy bitcoin mining capacity and had 60 MW of critical IT HPC capacity. The campus is undergoing phased expansion to support additional HPC contracted deployments with gross capacity of approximately 500 MW in the near term,a and with potential expansion to approximately 750 MW, subject to additional approvals from the NYISO. During the quarter, certain mining facilities were curtailed or repurposed to support HPC development, consistent with the Company’s strategic transition.
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
La Lupa
In December 2024, La Lupa entered into long-term data center lease agreements with Core42 (the “Core42 Leases”), pursuant to which we committed to deliver 60 MW of critical IT load. The Core42 Leases have an initial ten-year term with two five-year renewal options and include customary provisions governing operating standards, service levels, and expansion rights. Construction commenced in 2024 and continued into 2025 and 2026; commissioning activities commenced in 2025 with phased deliveries aligned to meet Core42’s deployment schedule. Operationally, we continue to execute on our buildout. As of March 31, 2026, we had fully delivered CB-2, representing the full contracted capacity under the Core42 Leases currently in service.
Akela
In August 2025, Akela entered into three data center lease agreements (the “Akela Fluidstack Leases”) with Fluidstack USA I Inc. (together with its affiliates, “Fluidstack”), a leading AI cloud platform. Under the Akela Fluidstack Leases, we will provide 378 MW of critical IT load at the Lake Mariner Data Campus, which represents the majority of the remaining contracted HPC capacity at the Lake Mariner Data Campus. The Akela facilities are being developed in multiple phases, with construction having commenced in 2025 and delivery expected in 2026.
The Akela Fluidstack Leases benefit from substantial credit support provided by Google, which supports Fluidstack’s payment and performance obligations under the leases and materially enhances the credit quality and bankability of our contracted lease revenues. This credit support was a key factor in enabling efficient financing and phased development of the Akela facilities.
Abernathy HPC Campus
The Abernathy HPC Campus reflects the extension of our relationship with Fluidstack, also supported by credit enhancement from Google, to an additional site in Texas. The campus is being developed through a joint venture in which we hold a 50.1% ownership interest.
In October 2025, we entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) with Fluidstack CS I Inc. (the “Fluidstack Member”) to govern the terms of operation of FS CS 1 LLC (the “Abernathy Joint Venture”), which will develop, lease and operate the Abernathy HPC Campus.

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
Regional Diversification and Platform Resilience
The development of the Abernathy HPC Campus through the Abernathy Joint Venture and the Hawesville Site provide the Company with meaningful regional diversification. By expanding its HPC platform beyond New York into the Southwest Power Pool and Mid-continent Independent System Operator regions, the Company reduces concentration risk related to power markets, regulatory frameworks, weather events, construction timelines, and operational disruptions.
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
Power Strategy
The Company’s power strategy emphasizes reliability, efficiency, and responsible integration with regional electric grids. The Company’s campuses are designed to operate with long-duration, cost-competitive power resources that support both customer uptime requirements and broader grid stability.
The Company’s development and operations team brings deep experience in power generation, transmission, interconnection, and large-scale energy infrastructure, which informs site selection, facility design, and day-to-day operations. This expertise enables the Company to evaluate and develop complex, power-intensive sites efficiently and to structure infrastructure solutions that support high-density, mission-critical compute. The Company believes this power and infrastructure experience provides meaningful differentiation relative to many data center developers that do not have comparable in-house energy expertise.
As part of this strategy, the Company expects to acquire and develop sites that may include on-site generation, battery storage, and other dispatchable resources, primarily to enhance reliability for mission-critical compute and to support grid operations where appropriate. These assets are intended to improve operational resilience, enable participation in ancillary services, and and support stable, long-duration power supply for compute workloads. Rather than relying on a singular energy narrative, the Company focuses on responsible facility design, efficient power utilization, and long-term infrastructure stewardship.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash on hand, cash generated from operations, sale proceeds from bitcoin, equity issuances, debt financing, and project-level financing arrangements. As of March 31, 2026, the Company had approximately $3.1 billion of cash, cash equivalents, and restricted cash. Capital requirements are driven primarily by HPC data center development, including significant capital expenditures associated with site development, electrical and mechanical infrastructure, and customer-specific fit-out.
Management expects future capital deployment to be focused on contracted HPC projects and disciplined expansion of the Company’s development pipeline, and believes its current liquidity position, together with access to capital markets and project-level financing, provides sufficient resources to fund near-term development activities. The Company continues to evaluate financing alternatives to support growth while managing balance sheet risk.

Outlook
The Company expects future results to be increasingly influenced by the development and operation of its HPC data center platform. As contracted HPC capacity is delivered and energized under existing hosting arrangements, and legacy mining operations are further reduced or repurposed, management expects the Company’s revenue mix to continue shifting toward HPC leasing and away from legacy bitcoin mining operations.
Future performance will depend on the timing of construction, commissioning, customer deployment schedules, access to power and interconnection, and the availability of project-level financing. Management expects capital deployment in future periods to be focused primarily on contracted HPC projects and disciplined expansion of the Company’s development pipeline.
The table below presents the lease and nonlease components of HPC lease revenue for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
HPC lease revenue(1)
Rent	$17,561	$—
Power passthrough(2)	1,082	—
Maintenance and other	2,379	—
Total HPC lease revenue	$21,022	$—

Cost of revenue (exclusive of depreciation)(2)	$2,451	$—
(1)    All of the Core42 Leases have commenced which comprised 60 critical IT MW HPC lease capacity as of March 31, 2026.
(2)    Cost of revenue (exclusive of depreciation) represents power costs which are passed through to the customer without markup and are included on a gross basis in HPC lease revenue as well as includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Bitcoin Mining Operations
As of March 31, 2026, we owned approximately 54,100 miners, with approximately 35,500 operational at our bitcoin mining facilities on the Lake Mariner Data Campus (the “LMD Bitcoin Mining Facilities”) and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	3,900
Bitmain S19j XP	13,100
Bitmain S19k Pro	1,300
Bitmain S21	8,200
Bitmain S21 Pro	27,600
54,100
As of March 31, 2026, our fleet of miners ranged in age from 0.9 years to 3.8 years with an average age of approximately 1.6 years. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of March 31, 2026, our fleet of miners at the LMD Bitcoin Mining Facilities had a range of energy efficiency from 15.0 to 23.0 joules per terahash (“j/th”) and has an average energy efficiency of 17.2 j/th.

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
The table below presents our miner efficiency and computing power as compared to the global computing power as of March 31, 2026 and 2025:

Combined facilities	March 31, 2026	March 31, 2025
Global hashrate (EH/s)(1)	904.5	836.9
Miner efficiency (j/th)(2)	16.3	18.0
TeraWulf operational hashrate (EH/s)(3)	7.9	7.3
TeraWulf percentage of global hashrate	0.9%	0.9%
(1)    Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2)    Joules of energy required to produce each terahash of processing power
(3)    While nameplate at the LMD Bitcoin Mining Facilities was 10.9 EH/s and 12.2 EH/s as of March 31, 2026 and 2025, respectively, actual operational hashrate depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of March 31, 2026, our operational hashrate represented approximately 0.9% of the total global hashrate, aligning with our share of global blockchain rewards. As of that date, this translated to approximately 1 bitcoin mined per day. To maintain profitably, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.
Bitcoin Mining - Average Cost of Bitcoin Mined
The table below presents the average cost of mining each bitcoin, including bitcoin mined at the LMD Bitcoin Mining Facilities for the three months ended March 31, 2026 and 2025 and the total energy cost per kWh utilized within the facilities.

	Three Months Ended March 31,
Cost of mining - Analysis of costs to mine one bitcoin	2026	2025
Cost of mining - Lake Mariner Data Campus
Cost of energy per bitcoin mined	$(536)	$66,084
Other direct costs of mining - non energy utilities per bitcoin mined	$155	$73
Cost to mine one bitcoin(1)	$(381)	$66,156
Value of each bitcoin mined(2)	$77,321	$92,600
Cost to mine one bitcoin as % of value of bitcoin mined	(0.5)%	71.4%

Statistics
Lake Mariner Data Campus
Total bitcoin mined	168	372
Total value of bitcoin mined(2) ($ in thousands)	$12,990	$34,405
Total MWhs utilized	163,747	301,880
Total energy expense, net of expected demand response proceeds ($ in thousands)	$(90)	$24,553
Cost per kWh	$(0.001)	$0.081
Energy expense, net as % of value of bitcoin mined	(0.7)%	71.4%
Other direct costs of mining ($ in thousands)	$26	$27

(1)    “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $79,845 and $37,316 for the three months ended March 31, 2026 and 2025 respectively, bringing the total “cost to mine one bitcoin” to $79,464 and $103,472 for the three months ended March 31, 2026 and 2025, respectively.
(2)    Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned.

Power costs are the most significant expense in our bitcoin mining operations. During the three months ended March 31, 2026 and 2025, the Company incurred gross power costs of $14.0 million and $27.4 million, respectively. In addition, during the three months ended March 31, 2026 and 2025, the Company curtailed operations at the LMD Bitcoin Mining Facilities in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $14.1 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, there were significant curtailment periods for the Company’s bitcoin mining operations due to sustained low temperatures throughout the Northeastern United States which led to significantly reduced power consumption and significantly higher demand response proceeds for the Lake Mariner Data facility resulting in a net negative realized cost of power for the period.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the LMD Bitcoin Mining Facilities, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms and polar vortices, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. The average aggregate realized power prices at the LMD Bitcoin Mining Facilities were $(0.001) and $0.081 per kilowatt hour during the three months ended March 31, 2026 and 2025, respectively.
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
Miner acquisition costs, or capital expenditures, are not factored into the cost of mining analysis, as they do not impact the marginal cost of producing one bitcoin. Instead, these costs are recorded as property, plant, and equipment in the condensed consolidated balance sheets. Depreciation of property, plant, and equipment is calculated using the straight-line method, with estimated useful lives of four years for miners and five years for computer equipment.
During the three months ended March 31, 2026, the Company recorded accelerated depreciation expense of $11.9 million related to a certain miner building and related miners of which the Company shortened their useful lives based on expected shutdown of operations for purposes of supporting the HPC operations. The Company did not recorded accelerated depreciation expense during the three months ended March 31, 2025. While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain cases. However, if depreciation were included in the cost of mining analysis, it would add $79,845 and $37,316 per bitcoin mined for the three months ended March 31, 2026 and 2025, respectively.
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

Recent Developments
Subsequent to March 31, 2026 and through to May 8, 2026, the Company sold, pursuant to the ATM Program, 10,326,000 shares of Common Stock for gross proceeds of $190.9 million and no amounts remained available for sale under the ATM Program.
On April 16, 2026, the Company closed a stock offering of 54,510,000 shares of Common Stock at a public offering price of $19.00 per share, resulting in gross proceeds of approximately $1,035.7 million, before deducting underwriting discounts and commissions and other offering expenses.
On April 16, 2026, the Company repaid the outstanding $100.0 million principal amount under the Bridge Credit Agreement, together with $0.4 million of accrued interest and accrued agency fees, and terminated the Bridge Credit Agreement as a result of the Company’s public offering of 54,510,000 shares (see Note 18). In connection with the termination of the Bridge Credit Agreement, the Company will write off the remaining unamortized debt issuance costs and recognize a loss on extinguishment of debt of $7.3 million in the second quarter of 2026.
In April 2026, the 2031 Convertible Notes became convertible at the option of the holder based on the achievement of the 2031 Sale Price Conversion Event.
On May 7, 2026, the Company entered into a revolving credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $250.0 million. The Revolving Credit Facility matures on May 7, 2030, subject to a springing maturity date of 91 days prior to the maturity date of the 2030 Convertible Notes if certain conditions exist.
From the closing date to the earliest commencement date to occur under the Fluidstack HPC Leases (the “First Commencement Date”), borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) a Term SOFR determined by reference to the secured overnight financing rate published by an administrator therefor, plus a margin of 1.75% per annum or (ii) the ABR (as defined) plus a margin of 0.75% per annum. Thereafter, the applicable margin may range from 1.25% to 1.75% for Term SOFR loans and 0.25% to 0.75% for ABR loans based on the Company’s consolidated total debt to market capitalization ratio (as defined). The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company and certain assets of certain of the Company’s subsidiaries, in each case, subject to certain excluded assets (as defined). The Credit Agreement contains customary restrictive covenants, as well as a minimum liquidity covenant.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using miners owned by the Company. The earned bitcoin are routinely sold for U.S. dollars.
In July 2025, the Company commenced its HPC leasing operations. HPC lease revenue is generated by leasing datacenter space and providing related services to our HPC customers. These leasing agreements include lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. HPC power costs are passed through to the customer without markup and are included on a gross basis in HPC lease revenue.
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

Revenue
The following table presents revenue (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Digital asset revenue	$12,990	$34,405
HPC lease revenue	21,022	—
Total revenue	$34,012	$34,405
Percentage of total revenue
Digital asset revenue	38%	100%
HPC lease revenue	62%	0%
Total revenue	100%	100%
Total revenue for the three months ended March 31, 2026 and 2025 was $34.0 million and $34.4 million, respectively, representing a decrease of $0.4 million. These changes were a result of the factors described below.
Digital asset revenue for the three months ended March 31, 2026 and 2025 was $13.0 million and $34.4 million, respectively, a decrease of $21.4 million. During the three months ended March 31, 2026, two miner buildings were repurposed or placed out of service to support the HPC development at the Lake Mariner Data Campus and the Company significantly curtailed its bitcoin operations resulting in total bitcoin mined of 168 bitcoin during the three months ended March 31, 2026 as compared to 372 bitcoin mined during the same period in the prior year. Additionally, the average price of bitcoin during the three months ended March 31, 2026 decreased to $77,739 as compared to $93,522 during the three months ended March 31, 2025.
HPC lease revenue for the three month ended March 31, 2026 was $21.0 million. In July 2025, the Company commenced its HPC leasing operations and as of March 31, 2026, had energized 60 critical IT MW of HPC leasing capacity at the Lake Mariner Data Campus.
Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue (exclusive of depreciation)	$2,361	$24,553
Cost of revenue (excluding depreciation) for the three months ended March 31, 2026 and 2025 was $2.4 million and $24.6 million, respectively, representing a decrease of $22.2 million. Cost of revenues is primarily comprised of power expense which decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, the Company incurred gross power costs of $14.0 million and $27.4 million, respectively.
In addition, during the three months ended March 31, 2026, the Company significantly curtailed operations at the LMD Bitcoin Mining Facilities due to sustained low temperatures in upstate New York which led to significantly lower gross power costs and significantly higher demand response proceeds resulting in a net negative realized cost of power for the period. Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the period in which the underlying program occurs. These proceeds totaled $14.1 million and $2.8 million during the three months ended March 31, 2026 and 2025, respectively. The Company is actively expanding its enrollment in such available programs in New York State.
During the three months ended March 31, 2026, cost of revenue related to HPC leasing was $2.5 million primarily comprised of $1.1 million of power costs and $1.4 million of costs incurred by the Company in connection with its fit-out services under the HPC Leases.

The following table presents operating expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses	$9,016	$1,144
Operating expenses – related party	2,186	1,748
	$11,202	$2,892
Operating expenses for the three months ended March 31, 2026 and 2025, were $9.0 million and $1.1 million, respectively, an increase of $7.9 million. Operating expenses increased primarily due to (i) $1.4 million of miner repair costs, (ii) $1.1 million of security. (iii) $2.2 million of equipment and other rental costs, and (iv) $1.6 million of labor costs (of which $0.8 million was previously recorded in operating expenses — related party prior to the acquisition of Beowulf E&D and the termination of the Services Agreement).
Operating expenses — related party for the three months ended March 31, 2026 and 2025, were $2.2 million and $1.7 million, respectively, an increase of $0.5 million. Operating expenses — related party increased primarily due to increases in lease amortization of $0.7 million and $0.5 million of additional rent related to the Cayuga Lease which commenced in August 2025, partially offset by $0.8 million of labor costs which were previously recorded in operating expenses — related party prior to the acquisition of Beowulf E&D and the termination of the Services Agreement.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative expenses	$127,605	$46,573
Selling, general and administrative expenses – related party	159	3,571
	$127,764	$50,144
Selling, general and administrative expenses (including related party expenses) for the three months ended March 31, 2026 and 2025 were $127.8 million and $50.1 million, respectively, a net increase of $77.7 million.
Selling, general and administrative expenses increased by $81.0 million during the three months ended March 31, 2026 as compared to the same period in the prior year primarily due to of (i) a $62.7 million increase in stock-based compensation primarily related to PSU grants issued during the current-year period, (ii) an $11.8 million increase in employee compensation and benefits, including an $8.8 million increase in accrued bonuses and higher compensation costs associated with increased headcount following the acquisition of Beowulf E&D in May 2025, (iii) a $1.4 million increase in travel expenses and (iv) a $0.9 million increase in information technology, legal and other professional fees.
Selling, general and administrative expenses – related party decreased $3.4 million primarily due to costs incurred pursuant to the Services Agreement with Beowulf E&D during three months ended March 31, 2025 prior to the acquisition of Beowulf E&D and the termination of the Services Agreement in May 2025.
Depreciation for the three months ended March 31, 2026 and 2025 was $28.5 million and $15.6 million, respectively, an increase of $12.9 million. The increase was primarily due to mining and HPC infrastructure constructed and placed in service during 2025 at the Lake Mariner Data Campus. Additionally, during the three months ended March 31, 2026 the Company recorded accelerated depreciation expense of $11.9 million related to a certain miner building and related miners of which the Company shortened their useful life based on expected shutdown of operations for purposes of supporting the HPC operations.
Loss on fair value of digital assets, net during the three months ended March 31, 2026 and 2025 was $0.7 million and $0.9 million due to the volatility in the price of bitcoin during the three months ended March 31, 2026 as compared to decreases in the price of bitcoin during three months ended March 31, 2025.
Impairment of property, plant, and equipment during the three months ended March 31, 2026 primarily due to $16.8 million impairment charge related to asset retirement costs assumed in connection with the Hawesville Site acquisition. The Company assumed an asset retirement obligation as part of the acquisition and recorded the related asset retirement cost in property, plant and equipment, net. Because the related acquired assets were not expected to provide future economic benefit, the capitalized asset retirement cost was fully impaired during the period. The increase was also driven by $8.9 million impairment charges related to the shutdown of a mining facility and the cessation of related bitcoin mining operations to support the Company’s transition to HPC operations.
Interest expense during the three months ended March 31, 2026 and 2025 was $67.1 million and $4.0 million, respectively, an increase of $63.1 million. The increase is primarily attributed to increases in stated interest of $50.5 million and increase in amortization of debt issuance costs of $12.6 million related to the 2030 Secured Notes, 2031 Convertible Notes and 2032 Convertible Notes which were issued in 2025.
Change in fair value of warrants during the three months ended March 31, 2026 was $(216.3) million related to the Google Warrants driven by the increase in the Company’s stock price..
Interest income during the three months ended March 31, 2026 and 2025 was $29.4 million and $2.3 million, respectively, an increase of $27.1 million due to increase higher average cash balances during the period.
Income tax provision was $28,000 and $0 for the three months ended March 31, 2026 and 2025, respectively. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2026 and December 31, 2025, except for a $104,000 and $76,000 deferred tax liability as of March 31, 2026 and December 31, 2025, respectively, arising from indefinite-lived assets (e.g., tax-deductible goodwill related to the acquisition of Beowulf E&D) that cannot be used as a source of taxable income to support the realization of deferred tax assets when a full valuation allowance is in place.
Equity in net loss of investee, net of tax was $11.5 million and $0 for the three months ended March 31, 2026 and 2025,which represents TeraWulf’s proportional share of net loss of the Abernathy Joint Venture which was formed in October 2025 and has not yet commenced operations.
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
We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset and accretion of asset retirement obligations, which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net loss of investee, net of tax, related to the Abernathy Joint Venture; (iv) interest income for which management believes is not reflective of the Company’s ongoing operating activities; (v) change in fair value of warrant liabilities, and impairment of property, plant and equipment, net, which are not reflective of the Company’s general business performance; and (vi) acquisition-related transaction costs which management believes are not reflective of the Company’s ongoing operating activities.
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
The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to TeraWulf, Inc	$(427,634)	$(61,418)
Net loss attributable to non-controlling interest	(69)	—
Net loss	(427,703)	(61,418)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Equity in net loss of investee, net of tax	11,548	—
Income tax provision	28	—
Interest income	(29,411)	(2,259)
Change in fair value of warrants	216,325	—
Interest expense	67,071	4,049
Impairment of property, plant, and equipment	25,697	—
Depreciation	28,477	15,574
Accretion of asset retirement obligations	168	—
Amortization of right-of-use asset	1,871	685
Stock-based compensation expense	101,418	38,674
Acquisition-related transaction costs	438	—
Non-GAAP Adjusted EBITDA	$(4,073)	$(4,695)
Liquidity and Capital Resources
The principal uses of cash are for the operation and buildout of datacenter facilities, debt service and general corporate activities. Cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$(17,591)	$56,487
Investing activities	(712,823)	(61,064)
Financing activities	100,382	(51,326)
Net change in cash and cash equivalents	$(630,032)	$(55,903)

Cash (used in) provided by operating activities was $(17.6) million and $56.5 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, HPC operations resulted in segment profit of $10.2 million as the Company began HPC operations during the third quarter of 2025. In addition the Company continued to profitably mine bitcoin during the three months ended March 31, 2026, the Company reported $3.3 million higher digital asset segment profit as compared to the prior year primarily due to lower cost of revenue resulting from demand response programs as the Company significantly curtailed operations at the Lake Mariner Data Campus during the three months ended March 31, 2026. Additionally, during the three months ended March 31, 2026 the Company reported increased interest income of $27.2 million partially offset by selling, general and administrative expenses (including related party, but exclusive of noncash stock based compensation) of $14.4 million and interest paid of $5.3 million. During the three months ended March 31, 2025, the Company also received inflows from prepaid rent from customers of $90.0 million (ii) interest income proceeds net of interest paid of $2.3 million.
Cash used in investing activities was $712.8 million and $61.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in investing activities is primarily attributed to an increase in purchases of plant and equipment of $429.3 million related to infrastructure intended to support expansion into HPC leasing operations and $201.4 million cash payment related to the Hawesville Site acquisition.
Cash provided by (used in) financing activities was $100.4 million and $(51.3) million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash provided by financing activities is primarily attributed to (i) $92.8 million of net proceeds from borrowings under the Bridge Credit Agreement, net of debt issuance costs paid, and (ii) $9.0 million of net proceeds from sales of Common Stock under the ATM Program. During the three months ended March 31, 2025, the Company repurchased $33.3 million of treasury stock under the Share Repurchase Program and paid $18.0 million in taxes related to net share settlements of stock-based compensation awards.

Financial Condition
The Company incurred a net loss of $427.7 million and reported cash provided by operating activities of $17.6 million for three months ended March 31, 2026. As of March 31, 2026, the Company had cash and cash equivalents of $2,630.0 million, a working capital balance of $482.6 million, total TeraWulf stockholders’ deficit of $78.8 million and an accumulated deficit of $1,421.3 million. During 2025, the Company leveraged its strategic transition toward HPC leasing and execution of long-term lease agreements with Fluidstack, which benefit from substantial credit support provided by Google, to enable efficient financing and funding of the phased development of the La Lupa and Akela facilities. Prior to these developments, the Company historically relied primarily on proceeds from sales of digital assets, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
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
See Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a summary of the Company’s significant accounting policies.
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
Digital assets
Digital assets consists of bitcoin earned as noncash consideration for providing hash computation services to a mining pool in accordance with the Company’s revenue recognition policy. Digital assets is classified as a current asset in the condensed consolidated balance sheets as it is highly liquid and the Company expects to sell it within the next twelve months to support operations.
The Company measures digital assets at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “loss (gain) on fair value of digital assets, net” in the condensed consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “loss (gain) on fair value of digital assets, net” in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recorded loss on fair value of digital assets, net of $0.7 million and $0.9 million, respectively.
Bitcoin earned through mining activities is recorded as an adjustment in the condensed consolidated statements of cash flows, reconciling net loss to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
Prior to July 2024, proceeds from sales of digital currency were included within cash flows from operating activities in the condensed consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Starting in July 2024, the Company no longer converts bitcoin into cash immediately and accordingly, proceeds from sales of digital assets are included within cash flows from investing activities in the condensed consolidated statements of cash flows.

Long-lived Assets
Property, plant and equipment are recorded at cost, net of accumulated depreciation. Judgment is necessary in estimating the Company’s various assets’ useful lives. This includes evaluating the Company’s own usage experience with its currently owned assets, the quality of materials used in construction-related projects and, for its miners, the rate of technological advancement and market-related factors such as the price of bitcoin and the bitcoin network hashrate, which impact the value of the miners. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 2 to 5 years for computer equipment and 4 years for miners, 2 to 14 years for electrical equipment, 5 to 20 years for building and improvements, 2 years for office furniture and fixtures, and 2 years for vehicles). Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term. Changes in depreciation and amortization, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change.
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
Asset Acquisition
In an asset acquisition, the Company recognizes the assets acquired and liabilities assumed based on the cost of acquiring the assets, which generally includes the transaction costs of the asset acquisition and no gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s books. If the consideration given includes noncash consideration in the form of noncash assets, liabilities assumed or equity interests issued, the Company measures the cost of acquiring the assets based on either the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values.
Goodwill Impairment
Goodwill is not subject to amortization, and instead, assessed for impairment annually, or more frequently when events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount in accordance with ASC 350.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the “Cautionary Note Regarding Forward-Looking Statements” at the forepart of this Quarterly Report.
Risk Regarding the Price of Bitcoin and Energy
Our business and development strategy is focused on maximizing revenue and profitability of our bitcoin mining fleet. As of March 31, 2026, our digital asset balance was comprised of 18 bitcoin recorded at its fair value of $1,237,000, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the three months ended March 31, 2026 and the fair value of bitcoin as of March 31, 2026 would have increased or decreased net loss by approximately $1.3 million.
A 10% increase or decrease in power prices during the three months ended March 31, 2026 would have increased or decreased net loss by approximately $0.2 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    Risk Factors
Our business faces many risks. Before deciding whether to invest in our Common Stock, in addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which is incorporated herein by reference. If any of the risks or uncertainties described therein actually occurs, our business, financial condition, results of operations or cash flow could be materially and adversely affected. This could cause the trading price of our Common Stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties we have described are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Reports on Form 10-Q.
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
During the first quarter of 2026, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
January 1 through January 31, 2026	—	$—	—	$200,000,000
February 1 through February 28, 2026	—	—	—	200,000,000
March 1 through March 31, 2026	—	—	—	200,000,000
Total	—	$—	—	$200,000,000
ITEM 3.    Defaults Upon Senior Securities.
None.
ITEM 4.    Mine Safety Disclosures.
None.

ITEM 5.    Other Information.
On May 7, 2026, the Company entered into a revolving credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $250.0 million. The Revolving Credit Facility matures on May 7, 2030, subject to a springing maturity date of 91 days prior to the maturity date of the 2030 Convertible Notes if certain conditions exist.
From the closing date to the earliest commencement date to occur under the Fluidstack HPC Leases (the “First Commencement Date”), borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) a Term SOFR determined by reference to the secured overnight financing rate published by an administrator therefor, plus a margin of 1.75% per annum or (ii) the ABR (as defined) plus a margin of 0.75% per annum. Thereafter, the applicable margin may range from 1.25% to 1.75% for Term SOFR loans and 0.25% to 0.75% for ABR loans based on the Company’s consolidated total debt to market capitalization ratio (as defined). The obligations under the Revolving Credit Facility are secured by substantially all assets of the Company and certain assets of certain of the Company’s subsidiaries, in each case, subject to certain excluded assets (as defined). The Credit Agreement contains customary restrictive covenants, as well as a minimum liquidity covenant.

PART IV
ITEM 6.    Exhibits, Financial Statement Schedules

Exhibit Number	Description

(1.1)
Underwriting Agreement, dated as of April 14, 2026, by and among TeraWulf Inc. and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 99.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 16, 2026.

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

(3.5)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of TeraWulf Inc., dated as of September 30, 2025 (incorporated by reference to Exhibit 3.5 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2025).

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

(4.11)
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

(4.13)
Form of note representing the 7.250% Senior Secured Notes due 2030 (incorporated by reference to Exhibit A to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K filed with the SEC on December 29, 2025.

(4.14)
Warrant Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on July 1, 2022).

(4.15)
Registration Rights Agreement, dated as of July 1, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.2 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 011-41163) filed with the SEC on July 1, 2022).

(4.16)
Amended and Restated Warrant Agreement, dated as of October 7, 2022, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on October 12, 2022).

(4.17)
Warrant Agreement, dated as of March 1, 2023, by and among TeraWulf Inc. and certain persons listed therein (incorporated by reference to Exhibit 4.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on March 3, 2023).

(4.18)
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

(10.10)#
Form of TeraWulf Inc. 2021 Omnibus Incentive Plan Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.10 of TeraWulf Inc.’s Annual Report on Form 10-K (file no. 001-41163) filed with the SEC on February 27, 2026).

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

(10.20)
Amendment No. 1 to Sales Agreement, dated as of August 11, 2023, by and among TeraWulf Inc., Cantor Fitzgerald & Co., B. Riley Securities, Inc., Northland Securities, Inc. and Compass Point Research & Trading, LLC (incorporated by reference to Exhibit 1.1 of TeraWulf’s Quarterly Report on Form 10-Q (file no. 001-41163) filed with the SEC on November 13, 2023).

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

(10.32)	Form of Recognition Agreement, dated September 26, 2025, by and between Abernathy Data LLC (f/k/a FS AB LLC), Fluidstack USA III Inc. and Google LLC.

**10.33
Revolving Credit Agreement, dated as of May 7, 2026, among TeraWulf Inc, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and each issuing bank and lender party thereto from time to time.

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

May 8, 2026	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Patrick A. Fleury
Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William J. Tanimoto
William J. Tanimoto Chief Accounting Officer (Principal Accounting Officer)