Form 10-Q
period 2026-06-30
TERAWULF INC.
filed 2026-08-05
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 498,968,677 shares of Common Stock outstanding as of July 31, 2026.

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
•changes in applicable laws, regulations and/or permits affecting our operations or the industries in which we operate;
•the ability to implement certain business objectives, including our bitcoin mining and HPC data center development, and to timely and cost-effectively execute related projects;
•failure to obtain adequate financing on a timely basis and/or on acceptable terms with regard to expansion or existing operations;
•adverse geopolitical or economic conditions, including a high inflationary environment, the implementation of new tariffs and more restrictive trade regulations;
•the potential of cybercrime, money-laundering, malware infections and phishing and/or loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage (and the costs associated with any of the foregoing);
•the availability and cost of power as well as electrical infrastructure equipment necessary to maintain and grow our business and operations;
•operational and financial risks associated with the Lake Mariner Data Campus, Justified Data Campus, and the Muskie Data Campus (each as defined below) including risks associated with financing project-related costs; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors”, and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026, for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”).
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025
(In thousands, except number of shares and par value; unaudited)

	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,619,191	$3,266,389
Restricted cash	142,938	189,933
Accounts receivable	13,202	1,212
Digital assets	133	270
Prepaid expenses	18,314	6,272
Other current assets	12,726	14,197
Total current assets	2,806,504	3,478,273
Property, plant and equipment, net	3,600,191	1,507,699
Equity in net assets of investee	424,062	446,008
Goodwill	55,457	55,457
Operating lease right-of-use asset	101,754	103,975
Finance lease right-of-use asset	117,814	119,338
Restricted cash	266,479	266,453
Deferred charges	572,599	572,888
Restricted trust investments	20,607	—
Other assets	82,928	8,091
TOTAL ASSETS	$8,048,395	$6,558,182

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$197,812	$65,139
Accrued construction liabilities	287,461	102,582
Accrued interest	57,292	52,775
Other current liabilities	159,472	74,170
Other amounts due to related parties	664	200
Current portion of deferred rent liability	49,682	58,184
Current portion of operating lease liability	2,102	2,015
Current portion of finance lease liability	2	2
Warrant liabilities	1,816,690	844,698
Current portion of long-term debt	90,718	46,316
Short-term convertible notes	1,101,976	489,767
Total current liabilities	3,763,871	1,735,848
Deferred rent liability, net of current portion	944	23,285
Operating lease liability, net of current portion	21,220	22,309
Finance lease liability, net of current portion	288	289
Long-term debt	3,019,335	3,052,240
Convertible notes	1,001,083	1,582,788

Deferred tax liabilities	132	76
Other liabilities	93,994	902
TOTAL LIABILITIES	7,900,867	6,417,737

Commitments and Contingencies (See Note 12)

EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at June 30, 2026 and December 31, 2025; none issued and outstanding at June 30, 2026 and December 31, 2025; aggregate liquidation preference of $0 at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 950,000,000 authorized at June 30, 2026 and December 31, 2025; 522,901,181 and 444,534,694 issued at June 30, 2026 and December 31, 2025, respectively; 498,932,431 and 420,065,944 outstanding at June 30, 2026 and December 31, 2025, respectively	523	444
Additional paid-in capital	2,656,313	1,285,202
Treasury stock at cost, 23,968,750 and 24,468,750 at June 30, 2026 and December 31, 2025, respectively	(148,309)	(151,509)
Accumulated deficit	(2,361,243)	(993,692)
Total TeraWulf Inc. stockholders' equity	147,284	140,445
Noncontrolling interests	244	—
Total equity	147,528	140,445
TOTAL LIABILITIES AND EQUITY	$8,048,395	$6,558,182
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands, except number of shares and loss per common share; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue:
Digital asset revenue	$12,835	$47,636	$25,825	$82,041
HPC lease revenue	31,932	—	52,954	—
Total revenue	44,767	47,636	78,779	82,041

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	12,400	22,094	14,761	46,647
Operating expenses	21,705	2,039	30,721	3,183
Operating expenses – related party	1,733	1,475	3,919	3,223
Selling, general and administrative expenses	112,411	9,996	240,016	56,569
Selling, general and administrative expenses – related party	14,529	4,292	14,688	7,863
Depreciation	21,241	18,786	49,718	34,360
Loss (gain) on fair value of digital assets, net	799	(887)	1,452	(17)
Change in fair value of contingent consideration	—	1,600	—	1,600
Impairment of property, plant, and equipment	—	—	25,697	—
Loss on disposals of property, plant, and equipment	399	3,831	399	3,831
Total costs and expenses	185,217	63,226	381,371	157,259

Operating loss	(140,450)	(15,590)	(302,592)	(75,218)
Interest expense	(56,389)	(4,012)	(123,460)	(8,061)
Change in fair value of warrants	(755,667)	—	(971,992)	—
Loss on extinguishment of debt	(7,116)	—	(7,116)	—
Interest income	28,956	1,232	58,367	3,491
Other income	930	—	930	—
Loss before income tax and equity in net loss of investee	(929,736)	(18,370)	(1,345,863)	(79,788)
Income tax provision	(28)	—	(56)	—
Equity in net loss of investee, net of tax	(11,063)	—	(22,611)	—
Net loss	(940,827)	(18,370)	(1,368,530)	(79,788)
Less: net loss attributable to noncontrolling interests	(910)	—	(979)	—
Net loss attributable to TeraWulf Inc	$(939,917)	$(18,370)	$(1,367,551)	$(79,788)

Loss per common share:
Basic and diluted	$(1.94)	$(0.05)	$(3.01)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	485,734,901	386,895,095	454,540,588	385,032,650
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands, except number of shares; unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total TeraWulf Inc. Stockholders' Equity	Noncontrolling Interests	Total
	Number	Amount

Balances as of March 31, 2026	449,519,078	$450	$1,493,611	$(151,509)	$(1,421,326)	$(78,774)	$1,154	$(77,620)
Warrant exercise	3,028,754	3	3,052	—	—	3,055	—	3,055
Common stock offering, net of issuance costs	64,836,000	64	1,190,759	—	—	1,190,823	—	1,190,823
Stock-based compensation expense and issuance of stock	11,311,714	6	83,933	—	—	83,939	—	83,939
Tax withholdings related to net share settlements of stock-based compensation awards	(5,794,365)	—	(126,232)	—	—	(126,232)	—	(126,232)
Re-issuance of treasury stock in connection with charitable contribution	—	—	11,190	3,200	—	14,390		14,390
Net loss	—	—	—	—	(939,917)	(939,917)	(910)	(940,827)
Balances as of June 30, 2026	522,901,181	$523	$2,656,313	$(148,309)	$(2,361,243)	$147,284	$244	$147,528

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total TeraWulf Inc. Stockholders' Equity	Noncontrolling Interests	Total
	Number	Amount

Balances as of December 31, 2025	444,534,694	$444	$1,285,202	$(151,509)	$(993,692)	$140,445	$—	$140,445
Noncontrolling interest issued in asset acquisition	—	—	99,365	—	—	99,365	1,223	100,588
Warrant exercise	6,717,784	7	7,031	—	—	7,038	—	7,038
Common stock offering, net of issuance costs	65,385,298	65	1,199,714	—	—	1,199,779	—	1,199,779
Stock-based compensation expense and issuance of stock	12,418,021	7	185,350	—	—	185,357	—	185,357
Tax withholdings related to net share settlements of stock-based compensation awards	(6,154,616)	—	(131,539)	—	—	(131,539)	—	(131,539)
Re-issuance of treasury stock in connection with charitable contribution	—	—	11,190	3,200	—	14,390	—	14,390
Net loss	—	—	—	—	(1,367,551)	(1,367,551)	(979)	(1,368,530)
Balances as of June 30, 2026	522,901,181	$523	$2,656,313	$(148,309)	$(2,361,243)	$147,284	$244	$147,528

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of March 31, 2025	9,566	$9,273	408,198,263	$408	$705,897	$(151,509)	$(393,694)	$170,375
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	2,375
Common stock issued as consideration for business acquisition	—	—	5,000,000	5	19,545	—	—	19,550
Stock-based compensation expense and issuance of stock	—	—	860,514	1	1,303	—	—	1,304
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(257,553)	—	(902)	—	—	(902)
Net loss	—	—	—	—	—	—	(18,370)	(18,370)
Balances as of June 30, 2025	9,566	$9,273	414,599,543	$415	$728,217	$(151,509)	$(412,064)	$174,332

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	2,375
Common stock issued as consideration for business acquisition	—	—	5,000,000	5	19,545	—	—	19,550
Stock-based compensation expense and issuance of stock	—	—	8,136,159	5	39,973	—	—	39,978
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(3,557,963)	—	(18,936)	—	—	(18,936)
Net loss	—	—	—	—	—	—	(79,788)	(79,788)
Balances as of June 30, 2025	9,566	$9,273	414,599,543	$415	$728,217	$(151,509)	$(412,064)	$174,332

See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands; unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,368,530)	$(79,788)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	23,000	1,215
Related party expense settled with respect to common stock	—	2,375
Stock-based compensation expense	185,357	39,978
Stock-based charitable contribution	14,390	—
Depreciation	49,718	34,360
Accretion of asset retirement obligations	435	—
Change in asset retirement obligations estimate	15	—
Amortization of right-of-use asset	3,745	1,435
Revenue recognized from digital assets mined and hosting services	(25,825)	(82,041)
Loss (gain) on fair value of digital assets, net	1,452	(17)
Change in fair value of contingent consideration	—	1,600
Impairment of property, plant, and equipment	25,697	—
Loss on disposals of property, plant, and equipment	399	3,831
Change in fair value of warrants	971,992	—
Loss on extinguishment of debt	7,116	—
Deferred income tax provision	56	—
Other income	(43)	—
Equity in net loss of investee, net of tax	22,611	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(12,123)	(544)
Increase in prepaid expenses	(12,042)	(3,259)
Increase in other current assets	(7,416)	(1,027)
Decrease in deferred charges	289	—
Decrease (increase) in other assets	5,348	(7,700)
Increase in accounts payable	5,584	355
(Decrease) increase in accrued interest and other current liabilities	(12,394)	1,770
Increase (decrease) in other amounts due to related parties	464	(750)
(Decrease) increase in deferred rent liability	(30,843)	90,000
Decrease in operating lease liability	(1,003)	(43)
Decrease in other liabilities	(1,749)	(73)
Net cash (used in) provided by operating activities	(154,300)	1,677

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	(1,378,514)	(213,629)
Proceeds from sales of property, plant and equipment	68	1,882
Cash paid for asset acquisition	(231,350)	—
Acquisition of a business, net of cash acquired	—	(2,731)
Purchase of securities	(20,563)	—
Proceeds from sale of digital assets	24,643	82,382

Net cash used in investing activities	(1,605,716)	(132,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt, net of issuance costs paid of $7,250 and $0	92,750	—
Repayment of short-term debt	(100,075)	—
Payment of debt issuance costs for revolving credit facility	(2,145)	—
Proceeds from issuance of common stock, net of issuance costs paid of $35,864 and $0	1,199,820	—
Proceeds from exercise of warrants	7,038	—
Purchase of treasury stock	—	(33,292)
Payments of tax withholding related to net share settlements of stock-based compensation awards	(131,539)	(18,936)
Net cash provided by (used in) financing activities	1,065,849	(52,228)

Net change in cash, cash equivalents and restricted cash	(694,167)	(182,647)
Cash, cash equivalents and restricted cash at beginning of period	3,722,775	274,065
Cash, cash equivalents and restricted cash at end of period	$3,028,608	$91,418

Cash paid during the period for:
Interest	$131,072	$7,114
Income taxes	$—	$—
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
In 2024, the Company launched WULF Compute LLC (“WULF Compute”), which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business diversifies revenue by offering HPC leasing and colocation, cloud, and connectivity services for GPU-based workloads (see Note 8). The Company has entered into long-term datacenter lease agreements with customers for specified datacenter infrastructure at its Lake Mariner Data Campus in upstate New York (the “Lake Mariner Data Campus”) and recently at its newly acquired Hawesville site to support those customers’ HPC operations. With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, low-carbon power to support these workloads.
As of June 30, 2026, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Data Campus, and has energized 145 MW of capacity across three buildings and supporting infrastructure at the site. During the six months ended June 30, 2026, two miner buildings were repurposed or placed out of service to support the HPC development at the Lake Mariner Data Campus. As of June 30, 2026, TeraWulf had energized 81 critical IT MW of HPC leasing capacity at the Lake Mariner Data Campus. As of the date these condensed consolidated financial statements were issued, TeraWulf had energized 102 MW of critical IT HPC capacity at the Lake Mariner Data Campus.
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
On October 27, 2025, the Company, through its subsidiary Big Country Wulf LLC (the “TeraWulf Member”), and Fluidstack CS I Inc. (“Fluidstack Member”) (each a “Member” and collectively the “Abernathy Members”) entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) to govern the terms of operation of FS CS I LLC (the “Abernathy Joint Venture”), which will construct and operate a 168 MW critical IT load datacenter campus in Abernathy, Texas (the “Abernathy HPC Campus”). The Fluidstack Member is a subsidiary of Fluidstack Ltd., a leading Artificial Intelligence (“AI”) cloud platform. In July 2026, the Company entered into a definitive agreement to sell its entire 50.1% equity interest in the Abernathy Joint Venture to the Fluidstack Member and certain other purchasers (see Note 11).

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On February 2, 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky ( “Justified Data Campus” or “Hawesville”). The Company exercised an exclusivity option to purchase the Justified Data Campus, which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network (see Note 3). The Justified Data Campus seller was granted a 6.8% minority equity interest in TeraWulf’s Justified Data Campus development entity, which is intended to develop and own a HPC/AI data center on the property (see Note 11). The total consideration for the transaction was approximately $301.9 million including cash consideration and the fair value of minority equity interest granted. Subsequent to June 30, 2026, the Company entered into a long-term datacenter lease agreement with Anthropic to support its HPC operations at the Justified Data Campus (see Note 18).
On February 2, 2026, the Company announced the entry into an Equity and Asset Purchase Agreement (the “Morgantown Purchase Agreement”) for the Morgantown generating station in Charles County, Maryland. The Morgantown Purchase Agreement was signed in late 2025 and contemplates the acquisition of the Morgantown generating station, a grid-connected power generation facility with approximately 210 MW of current operational capacity, including electrical infrastructure, associated real property, contracts and other assets (“Morgantown”). The closing of the Morgantown acquisition is subject to certain third-party consents and customary regulatory approvals, including from the Federal Energy Regulatory Commission (‘FERC”). On July 29, 2026, FERC authorized the pending acquisition of the Morgantown generating station. Subject to the remaining closing conditions and required approvals, the Company expects to close on the Morgantown acquisition in the second half of 2026.
On May 22, 2026, the Company closed the acquisition of a hyperscale HPC/AI development site located in Eastern Kentucky (the “Muskie Data Campus” or “Muskie”), pursuant to a membership interest purchase agreement (“MIPA”) under which the Company acquired 100% of the issued and outstanding membership interests of Industrial Equity Partners LLC (“IEP”). IEP owned or had the contractual rights to approximately 308 acres of land located in Grayson, Kentucky under a pre-existing land purchase agreement. Concurrent with the closing of the acquisition, IEP completed the purchase of an initial parcel consisting of approximately 164 acres of land and in August 2026, the Company completed the purchase of the optional parcels consisting of approximately 144 acres. In connection with the acquisition, the Company entered into an electric service agreement and a related letter of agreement with Kentucky Power Company providing for electric service and the construction of related transmission infrastructure to support up to 1 GW of capacity for the Muskie Data Campus.
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
The transaction consideration the Company receives, if any, is noncash consideration and is all variable. Because digital assets are considered noncash consideration, fair value of the digital asset award received would generally be determined using the quoted price of the related digital asset in the Company’s principal market at the time of contract inception. The Company has adopted an accounting policy to aggregate individual contracts with individual terms less than 24 hours within each intraday period and apply a consistent valuation point, the start of day Coordinated Universal Time (00:00:00 UTC), to value the related noncash consideration. Revenue is recognized when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, which is the same day that control of the contracted service transfers to the mining pool and is the same day as the contract inception. After every 24-hour contract term, the mining pool transfers the digital asset consideration to the Company’s designated digital assets wallets.

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
The Company recorded revenue from mining of $12.8 million and $25.8 million during the three and six months ended June 30, 2026, respectively, and $47.6 million and $82.0 million during the three and six months ended June 30, 2025, respectively.
HPC Leasing
In December 2024 and August 2025, the Company entered into long-term datacenter lease agreements (the “Core42 HPC Leases” and the “Fluidstack HPC Leases”, respectively, and collectively, the “HPC Leases”) with customers for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customers’ HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. As of June 30, 2026, all of the Core42 HPC Leases have commenced and one of the Fluidstack HPC Leases has partially commenced and the remaining Fluidstack HPC Leases are expected to commence in the second half of 2026 as well as in early 2027. In July 2026, TeraWulf had energized 102 MW of critical IT HPC capacity at the Lake Mariner Data Campus.
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
The lease agreements also provide for variable payments for certain fit-out services as requested by the customer and the Company recognizes revenues as performance obligations are satisfied, unless agreed with the customer to include the costs in the base rent. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to the customers, generally with a mark-up, and, in accordance with GAAP, are included in the Company’s HPC lease revenue .
For the three and six months ended June 30, 2026, the Company recorded HPC lease revenue of $31.9 million and $53.0 million, respectively. There was no HPC lease revenue recorded during the three and six months ended June 30, 2025.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately presented. Cost of revenue for HPC lease revenue is comprised primarily of direct costs of electricity and also includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $2.8 million and $16.9 million during the three and six months ended June 30, 2026, respectively, and $3.1 million and $5.9 million during the three and six months ended June 30, 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $2,619.2 million and $3,266.4 million, respectively.
The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the condensed consolidated balance sheets and determines current or noncurrent classification based on the expected duration of the restriction. The Company had restricted cash of $142.9 million and $266.5 million classified as current and noncurrent assets, respectively, in the condensed consolidated balance sheet as of June 30, 2026. The Company had restricted cash of $189.9 million and $266.5 million classified as current and noncurrent assets, respectively, in the condensed consolidated balance sheet as of December 31, 2025.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,619,191	$3,266,389
Restricted cash (current)	142,938	189,933
Restricted cash (noncurrent)	266,479	266,453
Cash, cash equivalents and restricted cash	$3,028,608	$3,722,775
The Company maintains the majority of cash, cash equivalents and restricted cash balances at three large financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of June 30, 2026, the Company’s bank balances exceeded the FDIC insurance limit by $2,961.9 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
Restricted Trust Investments
In connection with the acquisition of Beowulf E&D, the Company funds a trust administered by a trustee for the benefit of certain eligible beneficiaries. The Company determined that the trust is a variable interest entity and that the Company is the primary beneficiary and, accordingly, consolidates the trust. The trust’s investments are recorded at fair value based on quoted prices in active markets, with changes in fair value recognized in other income. Use of the trust’s assets is restricted to the purposes specified in the trust agreement, and the assets are not available to fund the Company's operations. As the assets of the trust are restricted as to distribution until 2030, they are classified as noncurrent in the condensed consolidated balance sheet as of June 30, 2026.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of noncash activities:
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, accrued interest, other current liabilities and long-term debt	$530,594	$45,910
Credit for sale of electrical equipment pursuant to reimbursement agreement	$600	$—
Transfer of tenant fit out to property, plant and equipment	$9,594	$—
Interest capitalized to equity in net assets of investee	$665	$—
Asset retirement obligations assumed in asset acquisition	$16,821	$—
Noncontrolling interest issued in asset acquisition	$100,588	$—
Deferred consideration in asset acquisition	$47,065	$—
Contingent consideration in asset acquisition	$90,000	$—
Common stock issued for share based liabilities due to related party	$—	$2,375
Contingent consideration liabilities for business acquisition	$—	$28,400
Consideration related to transition services agreement for business acquisition	$—	$1,300
Settlement of preexisting relationships in business acquisition	$—	$2,315
Common stock issued as consideration for business acquisition	$—	$19,550
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
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “loss (gain) on fair value of digital assets, net” in the condensed consolidated statements of operations. The Company recorded loss (gain) on fair value of digital assets, net of $0.8 million and $1.5 million during the three and six months ended June 30, 2026, respectively, and $(0.9) million and $(17,000) during the three and six months ended June 30, 2025, respectively.
Bitcoin earned through mining activities is recorded as an adjustment in the condensed consolidated statements of cash flows, reconciling net loss to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
Prior to July 2024, proceeds from sales of digital assets were included within cash flows from operating activities in the condensed consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Starting in July 2024, the Company no longer converts bitcoin into cash immediately and accordingly, proceeds from sales of digital assets are included within cash flows from investing activities in the condensed consolidated statements of cash flows.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Concentrations
During 2026 and 2025, the Company contracted with one supplier for the provision of bitcoin miners and one mining pool operator. For the three and six months ended June 30, 2026, the Company’s HPC lease revenue was generated from two customers. For the three and six months ended June 30, 2025, the Company derived 100% of its revenues from bitcoin mining. The Company does not believe that these counterparties represent a significant performance risk. If the market value of bitcoin declines significantly, the condensed consolidated financial condition and results of operations of the Company may be adversely affected.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost, net of accumulated depreciation. The Company capitalizes the cost of additions and major improvements and modifications to property, plant, and equipment. The cost of repairs and normal maintenance of property, plant, and equipment is expensed as incurred. Major improvements and modifications of property, plant, and equipment are those expenditures that either extend the useful life or improve the operating efficiency of the asset.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally 2 to 5 years for computer equipment and 4 years for miners, 2 to 25 years for electrical equipment, 5 to 20 years for building and improvements, 2 to 10 years for office furniture and fixtures, and 2 to 7 years for vehicles). Leasehold improvements are depreciated over the shorter of their estimated useful lives (25 years) or the lease term. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change.
Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.
Asset Retirement Obligation
The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it was incurred if a reasonable estimate of fair value can be made. When the liability is recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company will settle the obligation for its recorded amount or incur a gain or loss. If any of the assumptions the Company used to value the retirement obligation materially changed, it will review and reassess its estimates to determine if an adjustment to the asset retirement obligation is required. The Company’s asset retirement obligations relate primarily to asbestos remediation and spent pot liner removal at the Justified Data Campus.
During the three and six months ended June 30, 2026, the Company recorded accretion expense on asset retirement obligations of $0.2 million and $0.4 million, respectively, which is included within operating expenses in the condensed consolidated statements of operations. As of June 30, 2026, the Company recorded the current portion of the asset retirement obligation of $13.1 million within other current liabilities and the long-term portion of $3.4 million within other liabilities in the condensed consolidated balance sheet.
A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations during the six months ended June 30, 2026 is as follows.

Asset retirement obligation, beginning of period	$—
Liabilities assumed upon acquisition	16,821
Accretion expense	435
Liabilities settled	(692)
Change in estimate	(15)
Asset retirement obligation, end of period	$16,549

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
If determined to be an asset acquisition, the Company recognizes the assets acquired and liabilities assumed based on the cost of acquiring the assets, which generally includes the transaction costs of the asset acquisition and no gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s books. If the consideration given includes noncash consideration in the form of noncash assets, liabilities assumed or equity interests issued, the Company measures the cost of acquiring the assets based on either the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis.
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
As of June 30, 2026, the Company’s potentially dilutive instruments and participating securities included Common Stock warrants, convertible notes, and restricted stock units (“RSUs”) issued for services. As of June 30, 2025, the Company’s potentially dilutive instruments and participating securities included convertible preferred stock, Common Stock warrants, convertible notes and RSUs issued for services. As of June 30, 2026, Common Stock warrants were 77,704,450 outstanding with a weighted average strike price of $0.10, and 36,219,695 RSUs were outstanding.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining, such that the CODM was regularly provided only with consolidated expense data, as presented in the condensed consolidated statements of operations. The CODM managed this segment using consolidated net loss as the primary measure of performance. In the third quarter of 2025, the Company changed the composition of its reportable segments and, accordingly, has recast its segment information for the three and six months ended June 30, 2025 (see Note 17).
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to the transaction, Beowulf E&D also performed certain administrative services to certain affiliates of the Seller. Concurrent with the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) through which the Company, along with Beowulf E&D, agreed to provide to certain affiliates of the Seller, who are related parties of the Company due to control by a member of the Company’s management, certain transition services including, but not limited to, services related to tax and accounting, human resources and payroll, information technology, legal, and other general services for a period of two years, unless terminated early in accordance with the provisions of the TSA. In consideration for the services, the Seller affiliates agreed to pay the Company a quarterly fee of $100 as well as reimbursement for third-party expenses incurred in the performance of the services. The Company determined that the TSA is not separate from the business combination and represented additional consideration transferred in the business combination. Accordingly, the Company recorded a liability at fair value at the Acquisition Date of $1.3 million to be amortized over the two-year term of the TSA. The Company had a $0.6 million and $0.9 million liability related to the future services to be provided under the TSA included in other liabilities in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $54.6 million was allocated using information available to the Company at the time of acquisition. The purchase price allocation was based on preliminary valuations and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available, including certain tax matters, during the measurement period (up to one year from the Acquisition Date). No adjustments were identified or recorded during the measurement period.
In connection with the acquisition, the Company recorded goodwill of $55.5 million which is primarily a result of the value of Beowulf E&D’s specialized assembled workforce acquired and expected synergies of combining operations. The Company determined that all of the goodwill is expected to be deductible for tax purposes.
The following table summarizes the allocation of the purchase price as of the Acquisition Date (in thousands):

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
As of the date these condensed consolidated financial statements were issued, the purchase accounting related to this acquisition was completed and the Company has reflected the amounts in these condensed consolidated financial statements.
The Purchase Agreement also includes customary change of control provisions which provide for accelerated vesting of the earnout consideration in the event of a change of control as well as certain governance rights and additional cash payments. The Company further agreed to form an eligible employee trust administered by a trustee for the benefit of certain individuals that were employed by or provided services to the acquired Beowulf E&D companies or its affiliates, and to fund the trust annually with an amount equal to 2% of the Company’s annual capital expenditures, calculated in accordance with U.S. GAAP, for the development and build out the Company’s HPC datacenters, as determined in good faith by the Company’s Board of Directors.
The Company determined the eligible employee trust is a VIE and that the Company is the primary beneficiary of the trust as the Company has the power to direct the activities that most significantly impact the economic performance of the trust and the obligation to absorb losses or the right to receive benefits of the trust that could potentially be significant. During the six months ended June 30, 2026, the Company funded the trust with $20.6 million based on capital expenditures for the period from the Acquisition Date to December 31, 2025, for the development and buildout of the Company’s HPC datacenters, which is recorded in restricted trust investments in the condensed consolidated balance sheet as of June 30, 2026.
In 2025, the Company incurred acquisition-related costs of $1.5 million in connection with the Beowulf E&D acquisition.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Results of operations of the business acquired have been included in the Company’s condensed consolidated financial statements subsequent to the Acquisition Date, which included no revenue, $4.9 million and $9.9 million in selling, general and administrative expenses and $0.3 million and $0.6 million in selling, general and administrative expenses – related party in the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company’s condensed consolidated financial statements included no revenue, $1.1 million in selling, general and administrative expenses and $0.1 million in selling, general and administrative expenses – related party in the condensed consolidated statement of operations.
Prior to the Acquisition Date, substantially all of Beowulf E&D’s revenues were earned pursuant to the services it provided to the Company under the Services Agreement, which would be considered intercompany and eliminate on a pro forma basis. Additionally, the expenses incurred by Beowulf E&D in providing the services to the Company per the Services Agreement prior to the Acquisition Date are reflected in the fees previously paid by the Company, such that Beowulf E&D’s pro forma expenses, prior to the Acquisition Date, are included in selling, general and administrative expenses – related party and operating expenses – related party in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 (see Note 16).
Accordingly, the Company determined its condensed consolidated financial statements for the three and six months ended June 30, 2025, in all material respects, reflect on a pro forma basis what the Company’s revenues and earnings would have been if the business acquisition had occurred at the beginning of the prior year.
Justified Data Campus
On February 2, 2026, the Company, through a wholly owned subsidiary, acquired the Justified Data Campus. The acquisition was accounted for as an asset acquisition, consisting primarily of land and site-related infrastructure. Accordingly, the total cost of the acquisition, including directly attributable transaction costs, was allocated to the acquired assets on a relative fair value basis. The acquisition of the Justified Data Campus expanded the Company’s digital and power infrastructure portfolio and advanced the Company’s strategy of developing energy-advantaged locations with near-term power availability, long-term scalability, and the ability to support customer demand and broader grid needs.
Total consideration in the Justified Data Campus asset acquisition consisted of (i) $200.0 million in cash and (ii) a 6.8% non-dilutive minority equity interest in the Company’s subsidiary that was formed to develop and own a HPC/AI data center on the property. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying net assets acquired, on a relative fair value basis, were recorded on the Company’s books as of February 2, 2026, the closing date of the Justified Data Campus acquisition. Additionally, transaction costs directly related to the Justified Data Campus acquisition were capitalized as a component of the net assets acquired.
The following table summarizes the fair value of the consideration transferred for the Justified Data Campus (in thousands):

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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Muskie Data Campus
On May 22, 2026, the Company, through a wholly owned subsidiary, acquired 100% of the membership interests of IEP, which owned or had the contractual purchase rights to approximately 308 acres of land located in Grayson, Kentucky under a pre-existing land purchase agreement. The acquisition was accounted for as an asset acquisition as the acquisition involved the purchase of land with an option to purchase additional acreage. Accordingly, the total cost of the acquisition including directly attributable transaction costs, was allocated to the acquired assets on a relative fair value basis. The acquisition expanded the Company’s portfolio of large-scale, energy-advantaged digital infrastructure campuses and advanced the Company’s strategy of developing shovel-ready AI and HPC sites with long-term power availability and robust transmission infrastructure.
Total consideration for the Muskie Data Campus asset acquisition consisted of (i) $30.0 million in cash paid at closing, (ii) $50.0 million of deferred cash consideration due on the first anniversary of closing, and (iii) contingent consideration of up to $90.0 million, determined at $90,000 per MW of power capacity delivered to the Muskie Data Campus under an agreement with Kentucky Power Company, up to a maximum of 1,000 MW due upon achievement of the applicable milestones, and only to the extent the milestones are achieved within 15 years following closing. The Company determined that payment of the $90.0 million was probable and recognized this amount as a component of the cost of the acquired assets and is included within other liabilities in the condensed consolidated balance sheet as of June 30, 2026.
The Company may also be required to pay additional contingent consideration of up to $50.0 million, determined at $100,000 per MW of power capacity contracted under future data center lease agreements, up to a maximum of 500 MW in excess of the 1,000 MW discussed above. This contingent payment becomes due upon achievement of the applicable milestone, and only to the extent the milestone is achieved within 15 years following closing. As of June 30, 2026, the Company has not recognized the additional contingent consideration as the underlying contingency was deemed not yet probable.
The following table summarizes the costs of the acquisition of the Muskie Data Campus (in thousands):

Cash consideration at closing	$30,000
Deferred cash consideration(1)	47,065
Contingent consideration	90,000
Direct transaction costs	396
Total costs of acquisition	$167,461
(1)    The present value of the $50.0 million deferred purchase price payable one year after the closing using a discount rate of 6.7% calculated based off of an estimated credit spread of 2.8% and a 1-year risk-free rate of 3.9%, included within other current liabilities in the condensed consolidated balance sheet as of June 30, 2026.

The Company recorded $89.3 million and $78.2 million in property, plant and equipment, net and other assets in the condensed consolidated balance sheet as of June 30, 2026 representing the land acquired and the option to purchase additional acreage, respectively. In August 2026, the Company completed the purchase of the optional parcels consisting of approximately 144 acres under the pre-existing land purchase agreement, resulting in the Company owning the entire 308 acres.
Concurrent with the acquisition on May 22, 2026, the Company entered into an electric service agreement (“ESA”) for up to 500 MW with Kentucky Power Company pursuant to the applicable Industrial General Service tariff structure for large loads as well as a letter of agreement (“LOA”) with Kentucky Power Company for 1,000 MW whereby Kentucky Power agreed to construct a 345 kV substation connected to the existing 765 kV transmission network, providing redundant, utility-scale power infrastructure designed to support the full 1,000 MW campus. The Muskie Data Campus acquisition did not require any third-party consents or regulatory approvals.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The ESA has an initial term of 20 years from the in-service date which is the date the transmission and generation are both available to the Muskie Data Campus, whether or not the Muskie Data Campus is actually consuming energy, but no earlier than October 13, 2028. Load capacity is expected to increase up to 500 MW pursuant to a ramp schedule provided in the ESA with energy services expected to commence in the fourth quarter of 2028. Following commencement of service, the Company will pay monthly charges for electric capacity and energy subject to minimum monthly charges determined by reference to the contracted capacity. The ESA also requires the Company to provide $310.7 million of collateral, in the form of one or more letters of credit or a parent guaranty, within 60 days of the effective date of the ESA.
The LOA, which provides for the transmission and related infrastructure necessary to serve the Muskie Data Campus, separately requires the Company to provide up to $320.2 million of collateral, in the form of one or more letters of credit or a parent guaranty, in scheduled installments through the third quarter of 2028, of which $50.0 million was required within 60 days of its effective date.
In July 2026, the Company posted letters of credit totaling $360.7 million consisting of $310.7 million to satisfy the collateral requirement under the ESA and $50.0 million to satisfy the initial collateral installment required under the LOA. Of this amount, $74.0 million was issued under the Company's Revolving Credit Facility (see Note 10) and $286.7 million was issued under a separate letter of credit facility that the Company cash collateralized through a deposit of $295.3 million, representing 103% of the related letters of credit, into a collateral account. Additional collateral will be required to be posted in future periods under the LOA.
NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measured as of June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$133	$133	$—	$—
Restricted trust investments	20,058	20,058	—	—
Warrant liabilities	1,816,690	—	—	1,816,690
	$1,836,881	$20,191	$—	$1,816,690

	Fair Value Measured as of December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$270	$270	$—	$—
Warrant liabilities	844,698	—	—	844,698
	$844,968	$270	$—	$844,698
The trust’s assets are invested in cash equivalents of $0.5 million and marketable securities of $20.1 million which are measured at fair value, with changes in fair value recognized in other income. For the three and six months ended June 30, 2026, the Company recognized an unrealized gain of $43,000 related to the trust’s investments.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Fair Value Measurements
The Company has determined the fair value of the 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes and 2030 Secured Notes to be approximately $1,532.0 million, $2,155.4 million, $1,513.7 million and $3,356.8 million, respectively, as of June 30, 2026 (see Note 10) using Level 1 inputs. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued construction liabilities, accrued interest, other current liabilities, and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities.
Nonrecurring Fair Value Measurements
There were no additional material non-recurring fair value measurements as of June 30, 2026 and December 31, 2025, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 8), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 10), in connection with the issuance of Common Stock (see Note 14), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) the calculation of PSUs granted to employees as stock-based compensation (see Note 15) (iv) the calculation of the fair value of components of total consideration transferred in the business acquisition of Beowulf E&D, including contingent consideration, and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed, (v) the calculation of the fair value of net assets acquired in the Justified Data Campus and Muskie asset acquisition, (vi) the calculation of fair value of Common Stock issued in connection with the Cayuga Lease (see Note 8), (vii) the calculation of fair value of embedded derivatives in the Company’s 2031 Convertible Notes (see Note 10), and (viii) the calculation of fair value of the Google Warrants (see Note 8).
The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued in connection with the Google Backstop (see Note 8). The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on historical and implied stock price volatility of the Company. The risk-free interest rate was derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applied a dividend yield of zero, consistent with historical practice and expectations. The Company recognized a loss of $755.7 million and $972.0 million during the three and six months ended June 30, 2026, respectively, and $0 during the three and six months ended June 30, 2025, for the change in fair of the Google Warrants which is included in change in fair value of warrant liabilities in the condensed consolidated statements of operations.
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
The Company utilized a Monte Carlo simulation in a risk-neutral framework to estimate the fair value of the contingent consideration in the Beowulf E&D business acquisition, incorporating historical and expected annual volatility of approximately 110%, based on both the Company’s and peer public companies’ data. Key assumptions used in the valuation model also included the risk-free interest rate is derived from U.S. Treasury yields on the Acquisition Date with a maturity corresponding to the expected timing of achieving each contingent milestone. The Company applied a dividend yield of zero, consistent with historical practice and expectations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company utilized a Black-Scholes option pricing model, along with a discount for lack of marketability (“DLOM”), to value its Common Stock warrants issued in connection with the loan, guarantee and security agreement (“LGSA”). The DLOM reflects contractual restrictions on the exercise of the warrants. The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model include expected share-price volatility, expected term, risk-free interest rate, dividend yield, and DLOM. Expected volatility is based on historic volatility of a peer group of publicly traded companies over the expected term of the warrants, which is assumed to be equal to the contractual term. The risk-free interest rate is derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applies a dividend yield of zero, consistent with historical practice and expectations. The Company applied a DLOM of 20% to value the warrants issued in connection with the First Amendment to the LGSA and a DLOM of 30% for warrants issued in connection with the Fifth Amendment to the LGSA.
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 100.0% to 120.0% during the six months ended June 30, 2026 and 2025, respectively, based on both the Company’s and peer public companies’ data.
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
NOTE 5 – DIGITAL ASSETS
The following table presents information about the Company’s bitcoin holdings as of June 30, 2026 and December 31, 2025 (in thousands, except for quantity of bitcoin):

	June 30, 2026	December 31, 2025
Number of bitcoin held	2	3
Carrying basis of bitcoin	$135	$269
Fair value of bitcoin	$133	$270
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of June 30, 2026 and December 31, 2025, the Company held no other digital assets.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Miners	$182,124	$213,655
Construction in process	2,371,364	1,069,059
Leasehold improvements	579,016	265,010
Land	331,384	—
Electrical and computer equipment	270,503	91,158
Building and improvements	16,974	—
Office furniture and fixtures	413	375
Vehicles	501	194
Total	3,752,279	1,639,451
Less: accumulated depreciation	(152,088)	(131,752)
Property and equipment, net	$3,600,191	$1,507,699

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $32.7 million and $52.9 million for the three and six months ended June 30, 2026, respectively. The Company capitalized no interest costs during the three and six months ended June 30, 2025.
Depreciation expense was $21.2 million and $49.7 million during the three and six months ended June 30, 2026, respectively, and $18.8 million and $34.4 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2026, the Company recorded accelerated depreciation expense of $2.6 million and $14.5 million, respectively, related to a miner building and related miners of which the Company shortened their useful lives based on the shutdown of operations as well as certain electrical equipment acquired at the Justified Data Campus, each for purposes of supporting the HPC operations. The Company did not record accelerated depreciation expense during the three and six months ended June 30, 2025. The Company recorded no impairment during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company recorded impairment charges of $25.7 million, consisting of $16.8 million related to asset retirement costs capitalized in connection with the Justified Data Campus asset acquisition and $8.9 million related to the shutdown operations of another miner building for purposes of supporting the HPC operations. The asset retirement costs were fully impaired because the assets associated with the asset retirement obligation are not expected to provide future economic benefit to the Company. The Company recorded no impairment during the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2026, the Company sold or otherwise disposed of 360 miners and received proceeds of $0.1 million, resulting in a loss on disposal of property, plant and equipment of $0.2 million. During the three and six months ended June 30, 2026, the Company also reclassified 500 miners as held for sale which are included in other current assets in the condensed consolidated balance sheet measured at the lower of their carrying amount or fair value less costs to sell, resulting in a write-down of $0.3 million included in loss on disposal of property, plant and equipment in the condensed consolidated statements of operations. The miners were subsequently sold in July 2026 for proceeds of $0.1 million. In addition, during the three and six months ended June 30, 2026 the Company sold certain electrical equipment at the Justified Data Campus for consideration of a $0.6 million credit under a reimbursement agreement (see Note 12), resulting in a gain on disposal of property, plant and equipment of $0.2 million.
During the three and six months ended June 30, 2025, the Company sold or otherwise disposed of 2,918 miners and received proceeds of $1.9 million resulting in a loss on disposal of property, plant and equipment of $3.8 million in the condensed consolidated statements of operations.
NOTE 7 – GOODWILL
The following table summarizes the change in the carrying amount of goodwill during the six months ended June 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill
Balance as of December 31, 2025	$55,457	$—	$55,457
Additions	—	—	—
Impairment	—	—	—
Balance as of June 30, 2026	$55,457	$—	$55,457
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

The Company recorded no impairment during the three and six months ended June 30, 2026 and 2025.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Other Lessee Arrangements
In April 2025, the Company entered into an office lease in New York (the “NY Hudson Lease”). The NY Hudson Lease, which was classified as an operating lease, commenced in September 2025 with an initial term ending March 31, 2033 and includes two five-year renewal options. The Company measured the right-of use asset and lease liability of the NY Hudson Lease in accordance with ASC 842 using a discount rate of 6.2%, which reflects the estimated incremental borrowing rate for a collateralized loan with terms comparable to the lease payments. In connection with the execution of the NY Hudson Lease, the Company posted a letter of credit for $1.4 million as security for the lease which shall remain in effect through the term of the NY Hudson Lease. The Company is required to maintain a balance of $1.4 million in a deposit account as collateral to the letter of credit, which is included in restricted cash (noncurrent) in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In September 2025, the Company entered an equipment lease for certain standby power generation equipment which commenced in April 2026 (the “Equipment Lease”). The Equipment Lease includes fixed and variable payments over an initial term of six months with options to extend in six-month increments, up to four years. The Equipment Lease also includes a purchase option under which the Company may purchase the equipment with certain credits applied for fixed payments made during the term of the lease. As of December 31, 2025, the Company anticipated the lease would qualify as a finance lease upon commencement and classified the $6.2 million of prepaid rent and security deposits within other assets in the condensed consolidated balance sheet. As of the commencement date in April 2026, the Company determined it is not reasonably certain to exercise the options to extend or the purchase option and accordingly, determined the Equipment Lease is a short-term lease and reclassified the $6.2 million of prepaid rent and security deposits to other current assets in the condensed consolidated balance sheet as of June 30, 2026.
In March 2026, the Company entered into an office lease in Florida (the “FL Office Lease”). The FL Office Lease is expected to commence in early 2027 with an initial term ending March 31, 2033. In connection with the execution of the FL Office Lease, the Company was required to pay a security deposit of $0.8 million which shall remain in effect through the term of the FL Office Lease and is included in other assets in the condensed consolidated balance sheet as of June 30, 2026.
During the three and six months ended June 30, 2026, the Company recorded operating lease expense of $1.5 million and $3.0 million, respectively, including variable expense of $0 and $0.2 million, respectively, and made cash lease payments of $1.0 million and $2.0 million, respectively. Of the total operating lease expenses, $0.6 million and $1.2 million, respectively, is included in operating expenses – related party, $0.6 million and $1.2 million, respectively, is included in selling, general and administrative expenses, and $0.3 million and $0.6 million, respectively, is included in selling, general and administrative expenses – related party, respectively, in the condensed consolidated statements of operations.
During the three and six months ended June 30, 2025, the Company recorded operating lease expense of $1.0 million and $1.8 million. respectively, including variable expense of $0.2 million and $0.3 million, and made cash lease payments of $0.4 million and $0.8 million, respectively.
During the three and six months ended June 30, 2026, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.8 million and $1.5 million, respectively, in addition to variable expense of $0.1 million and $0.4 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash payments of $6,000 and $11,000, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $10,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
During the three and six months ended June 30, 2025, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.1 million and $0.2 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash payments of $6,000 and $11,000, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $10,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2026, the remaining operating and finance lease terms were 11.5 and 33.3 years, respectively, and the weighted-average discount rate of operating and finance leases were 6.5% and 6.9%, respectively.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of June 30, 2026 (in thousands):

	Operating Lease Liability	Finance Lease Liability
Remainder of 2026	$1,766	$11
2027	3,543	22
2028	3,559	22
2029	3,612	22
2030	3,703	22
Thereafter	17,839	635
	$34,022	$734
A reconciliation of the undiscounted cash flows to the operating and finance lease liabilities recognized in the condensed consolidated balance sheet as of June 30, 2026 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the lease	$34,022	$734
Unamortized discount	10,700	444
Total lease liability	23,322	290
Current portion of lease liability	2,102	2
Lease liability, net of current portion	$21,220	$288
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
Two of the Core42 HPC Leases commenced in July and August 2025, respectively. During the six months ended June 30, 2026, the remaining two Core42 HPC Leases commenced. The Core42 HPC Leases included an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. In August 2025, the Company entered into change orders on the Core42 HPC Leases whereby the parties agreed to additional work and an adjustment of the base lease rent and modified the 10-year term to commence upon the achievement of certain specified additional work.
The Core42 HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months base rent under each lease for a total of $90.0 million which shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the six months ended June 30, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and as of June 30, 2026 recorded $49.7 million and $0.9 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet. As of December 31, 2025, the Company recorded $58.2 million and $23.3 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In August 2025, the Company entered in long-term HPC Leases with a customer (the “Fluidstack HPC Leases”) for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use datacenter space—currently under construction—and nonlease components for power delivery, physical security, and maintenance services. As of June 30, 2026, one of the Fluidstack HPC Leases had partially commenced and the remaining leases are expected to commence in the second half of 2026 and in early 2027. Each Fluidstack HPC Lease includes an initial 10-year term and two five-year renewal options.
In July 2026, the Company amended certain of the Fluidstack HPC Leases to increase the aggregate contracted critical IT load under two leases from 162 MW to 168 MW. The amendments also provide for commencement on a data hall-by-data hall basis, with the affected leases expected to commence in phases during the second half of 2026 and early 2027. In connection with certain tenant-requested scope changes, the Company will receive additional base rent per kilowatt of tenant critical power beginning on the applicable data hall commencement date, subject to annual escalation.
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
In consideration of Google providing the Google Backstop, the Company entered into Warrant Agreements with Google, pursuant to which the Company issued to Google Warrants (the “Google Warrants”) to purchase a total of 73,580,000 shares of Common Stock for an exercise price of $0.01 per share of Common Stock. The Google Warrants have an exercise period beginning on the earlier of the commencement date of each respective Fluidstack HPC Lease or 180 days after the target commencement date, as defined, of each respective Fluidstack HPC Lease and expiring on August 13, 2030 for 41,011,803 of the Google Warrants and August 17, 2030 for 32,568,197 of the Google Warrants. If the Google Warrants are not exercised by these dates and the market value of Common Stock exceeds the exercise price, the Google Warrants are automatically exercised on a net basis. As a condition to receiving the Google Warrants prior to the effective date applicable to the Google Backstop, Google has agreed to pledge the Google Warrants for the benefit of the lenders under certain financing transactions in connection with construction of the HPC buildings pursuant to a customary warrant pledge agreement until such time as the Google Backstop becomes effective. Google entered into this pledge agreement with the Company and Wilmington Trust, National Association, as collateral agent, in connection with the Company’s $3,200.0 million 2030 Secured Notes financing in October 2025 (see Note 10).
The Company recorded an asset of $515.5 million based on the fair value of the Google Warrants at issuance, which is in deferred charges in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company will amortize this asset over the life of the Fluidstack HPC Leases on a straight-line basis to recognize the benefit derived from the Google Backstop. The Company recorded the Google Warrants in warrant liabilities in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 and changes in the fair value are recorded in change in fair value of warrants in the condensed consolidated statements of operations during the three and six months ended June 30, 2026.
The Company entered into commission agreements in connection with its HPC Leases. The commissions were earned upon execution of the HPC Leases and receipt of Prepaid Rent, as applicable, and the Company recorded assets for the commission charges as initial direct costs and will amortize these assets over the life of the respective HPC Leases on the same basis as lease income. Certain of the commission payments become payable upon future events, including commencement of the respective HPC Leases. As of June 30, 2026 and December 31, 2025, the Company reported unamortized initial direct costs of $57.1 million and $57.4 million, respectively, included in deferred charges and $25.0 million and $27.6 million, respectively, in other current liabilities in the condensed consolidated balance sheets.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of HPC lease revenue for the operating lease were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease income relating to lease payments	$26,924	$—	$44,485	$—
Variable lease payments	5,008	—	8,469	—
Total HPC lease revenue	$31,932	$—	$52,954	$—
The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received as of June 30, 2026, and thereafter (in thousands):

Operating Lease
Remainder of 2026	$40,233
2027	92,464
2028	129,972
2029	141,925
2030	146,183
Thereafter	906,481
$1,457,258
Leased plant and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer equipment	$8,335	$2,867
Electrical equipment	180,110	43,200
Leasehold improvements	437,902	126,927
Total	626,347	172,994
Less: accumulated depreciation	(9,605)	(2,655)
Leased property and equipment, net	$616,742	$170,339
NOTE 9 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of approximately 0% for each of the three and six months ended June 30, 2026 and 2025. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740, Income Taxes (“ASC 740”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of June 30, 2026 and December 31, 2025, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of June 30, 2026 and December 31, 2025 for the amount of deferred tax assets that will not be realized.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company had no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and six months ended June 30, 2026 and 2025.
NOTE 10 – DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Term debt	$3,200,000	$3,200,000
Debt issuance costs and debt discount	(89,947)	(101,444)
	3,110,053	3,098,556
Less current portion of long-term debt	90,718	46,316
Total long-term debt, net of current portion	$3,019,335	$3,052,240
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
Bridge Credit Facility
In March 2026, the Company entered into a Delayed-Draw Bridge Credit Agreement ( the “Bridge Credit Agreement”). The Bridge Credit Agreement provided the Company with financing under a 364-day $500.0 million delayed draw senior secured bridge facility (the “Bridge Credit Facility”), the proceeds of which may be used to finance the construction and development of the Justified Data Campus. During the six months ended June 30, 2026, the Company borrowed $100.0 million under the Bridge Credit Facility under the Term Secured Overnight Financing Rate (“Term SOFR”) and elected an interest rate of the secured overnight financing rate published by an administrator plus an applicable margin of 2.75% per annum pursuant to the Bridge Credit Agreement.
In connection with the initial $100.0 million borrowing under the Bridge Credit Facility, the Company paid a facility commitment fee equal to 1.00% of the aggregate $500.0 million commitment, or $5.0 million, a structuring fee equal to 0.25% of the aggregate $500.0 million commitment, or $1.3 million, and $1.0 million of directly attributable legal fees, for total upfront financing costs of $7.3 million, of which $5.8 million was recorded to other assets and $1.5 million was recorded as a direct deduction from the carrying amount of the Bridge Credit Facility in the condensed consolidated balance sheet as of June 30, 2026.
On April 16, 2026, the Company fully repaid the then outstanding $100.0 million principal amount under the Bridge Credit Facility, together with $0.4 million of accrued interest and agency fees, and terminated the Bridge Credit Agreement. In connection with the early termination of the Bridge Credit Agreement, the Company recorded a loss on extinguishment of debt of $7.1 million, representing the write-off of unamortized debt issuance costs which is included in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. No prepayment premium or penalty was payable in connection with the repayment.
Revolving Credit Facility
On May 7, 2026, the Company entered into a revolving credit agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) with aggregate commitments of $250.0 million, which includes a $150.0 million sublimit for the issuance of letters of credit. The Revolving Credit Facility matures on May 7, 2030, subject to a springing maturity date of 91 days prior to the maturity date of the 2030 Convertible Notes if certain conditions exist.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

From the closing date to the earlier of the CB-4 and CB-5 commencement dates under the Fluidstack HPC Leases (the “First Commencement Date”), borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) a Term SOFR determined by reference to the secured overnight financing rate published by an administrator therefor, plus a margin of 1.75% per annum or (ii) the ABR (as defined) plus a margin of 0.75% per annum. Thereafter, the applicable margin may range from 1.25% to 1.75% for Term SOFR loans and 0.25% to 0.75% for ABR loans based on the Company’s consolidated total debt to market capitalization ratio (as defined). The obligations under the Revolving Credit Facility are guaranteed by certain of the Company's subsidiaries and secured by substantially all assets of the Company and certain assets of certain of the Company’s subsidiaries, in each case, subject to certain excluded assets (as defined). The Revolving Credit Agreement contains customary restrictive covenants, as well as a minimum liquidity covenant. As of June 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.
Interest on Term SOFR loans is payable at the end of the applicable interest period and, for interest periods longer than three months, at three-month intervals during the applicable interest period. Interest on ABR loans is payable quarterly in arrears on the last day of March, June, September and December. The Revolving Credit Facility also requires payments for customary fees, including i) a commitment fee of 0.50% on the unused portion of the Revolving Credit Facility; ii) participation fees and bank issuance fees; and iii) administrative agent fees. The Company has the option to repay the borrowings, and to permanently reduce the commitments in whole or in part, under the Revolving Credit Facility without premium or penalty.
Prior to the First Commencement Date, borrowings and letters of credit outstanding under the Revolving Credit Facility are limited to $75.0 million in the aggregate. As the First Commencement Date had not occurred as of June 30, 2026, the Company’s borrowing and letter of credit capacity under the Revolving Credit Facility was limited to $75.0 million in the aggregate as of June 30, 2026. The Company did not make any borrowings or repayments under the Revolving Credit Facility and issued a letter of credit for $0.2 million during the three and six months ended June 30, 2026. As of June 30, 2026, no borrowings were outstanding and the Company had $74.8 million of remaining available letter of credit capacity. As of June 30, 2026, the effective interest rate on the outstanding letter of credit was 1.9%. In connection with entering into the Revolving Credit Agreement, the Company incurred debt issuance costs of $2.1 million, which were capitalized within other assets and are being amortized on a straight-line basis to interest expense over the term of the Revolving Credit Facility. As of June 30, 2026, the unamortized balance of such costs was approximately 2.0 million.
Convertible Notes
The following is a summary of the Company’s convertible notes as of June 30, 2026 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(9,054)	$490,946
2031 Convertible notes	$1,000,000	$(388,970)	611,030
			$1,101,976

Convertible notes:
2032 Convertible notes	$1,025,000	$(23,917)	$1,001,083

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a summary of the Company’s convertible notes as of December 31, 2025 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(10,233)	$489,767

Convertible notes:
2031 Convertible notes	$1,000,000	$(416,301)	$583,699
2032 Convertible notes	$1,025,000	$(25,911)	999,089
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
The 2030 Convertible Notes will mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted by the noteholders or redeemed or repurchased by the Company. The initial conversion rate of the 2030 Convertible Notes was 117.9245 shares of Common Stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $8.48 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Notes being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined) during the make-whole fundamental change period (as defined), the Company will, in certain circumstances, increase the conversion rate by the number of additional shares described in the indenture to the 2030 Convertible Notes for a holder that elects to convert such holders’ 2030 Convertible Notes in connection with such make-whole fundamental change. As of June 30, 2026, there were no changes to the initial conversion rate.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
In October 2025, the 2030 Convertible Notes became convertible at the option of the holder based on the achievement of the 2030 Sale Price Conversion Event. Accordingly, the 2030 Convertible Notes are classified as short-term convertible notes in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Upon conversion of the 2030 Convertible Notes, the Company will pay or deliver, as the case may be, cash or a combination of cash and shares of Common Stock, at the Company’s election. The 2030 Convertible Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after November 6, 2027, but only if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for a specified period of time (as set forth in the indenture to the 2030 Convertible Notes). The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of June 30, 2026, there were no changes to the initial conversion rate.
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
•If the Company calls any or all of the 2031 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
In April 2026, the 2031 Convertible Notes became convertible at the option of the holder based on the achievement of the 2031 Sale Price Conversion Event. Upon conversion, the Company may settle the 2031 Convertible Notes in cash or a combination of cash and shares of Common Stock, at its election. The Company’s ability to elect to settle conversions in a combination of cash and shares of Common Stock was subject to its receipt of stockholder approval for an increase in the number of the Company’s authorized shares of Common Stock. Accordingly, the 2031 Convertible Notes are classified as short-term convertible notes in the condensed consolidated balance sheet as of June 30, 2026.
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
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of June 30, 2026, there were no changes to the initial conversion rate.
Prior to February 1, 2032, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter commencing after December 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter;
•During the five business days following any 10 consecutive trading-day measurement period in which the trading price of the 2032 Convertible Notes was less than 98% of the product of the Common Stock price and the conversion rate on each trading day;
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
The Company recorded stated interest on short-term debt, long-term debt and convertible notes of $68.4 million and $135.8 million for the three and six months ended June 30, 2026, respectively, of which (i) $21.8 million and $35.3 million was capitalized interest to property, plant and equipment, net in the condensed consolidated balance sheet as of June 30, 2026 and (ii) $46.6 million and $100.5 million was included within interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively.
During the three and six months ended June 30, 2026, the Company amortized $21.1 million and $41.3 million, respectively, of debt issuance costs related to short-term debt, long-term debt and convertible notes, inclusive of the discount stemming from the bifurcation of the conversion feature for the 2031 Convertible Notes, of which (i) $10.9 million and $17.6 million was capitalized interest to property, plant and equipment, net and $0.4 million and $0.7 million was capitalized to equity in net assets of investee in the condensed consolidated balance sheet as of June 30, 2026 and (ii) $9.8 million and $23.0 million was included within interest expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively. The Company amortized $0.6 million and $1.2 million of debt issuance costs related to the 2030 Convertible Notes during the three and six months ended June 30, 2025, respectively, included within interest expense in the condensed consolidated statements of operations.
Principal maturities of outstanding long term debt and convertible notes as of June 30, 2026 are as follows (in thousands):

Year ending December 31:
Remainder of 2026	$13,850
2027	222,890
2028	297,290
2029	302,604
2030	2,863,366
Thereafter	2,025,000
Total principal maturities	$5,725,000

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11 – JOINT VENTURE
Abernathy Joint Venture
In October 2025, the Company entered into the Abernathy Joint Venture Agreement with the Fluidstack Member to govern the terms of operation of the Abernathy Joint Venture, which will develop and operate the Abernathy HPC Campus. Pursuant to the terms of the Abernathy Joint Venture Agreement, the TeraWulf Member was required to make equity contributions to the Abernathy Joint Venture and, upon such contributions, the percentage of equity owned by the TeraWulf Member could be adjusted up to 51.0% accordingly. If additional capital contributions were required to fund the Abernathy Joint Venture, the Fluidstack Member and the TeraWulf Member each had the right to contribute a pro rata portion of such additional capital contributions according to the percentage of equity they own in the Abernathy Joint Venture, with the TeraWulf Member being required to contribute any shortfall that the Fluidstack Member elected not to contribute, and the percentage of equity owned by each would have been adjusted accordingly.
In connection with the Abernathy Joint Venture Agreement, the TeraWulf Member simultaneously entered into (i) a contribution agreement (the “Contribution Agreement”) and (ii) a development agreement (the “Development Agreement”).
The Contribution Agreement provided for the TeraWulf Member to purchase from the Fluidstack Member membership interests of the Abernathy Joint Venture representing a 50.1% ownership percentage, for an aggregate purchase price of $450.0 million, payable in installments during 2025 in accordance with and pursuant to the terms of the Abernathy Joint Venture Agreement. In addition, the Contribution Agreement provided for the TeraWulf Member to pay up to additional $50.0 million on or before December 31, 2025 to the extent reasonably agreed by the Members for a maximum total ownership percentage of 51.0%. As of June 30, 2026, the Company paid $450.0 million in cash for 50.1% of the Abernathy Joint Venture and did not purchase any additional membership interests pursuant to the Contribution Agreement.
The Development Agreement between the Members and the Abernathy Joint Venture governed the terms and conditions of certain development, construction management and financial services to be provided by each of the respective Members in connection with the design, infrastructure, site preparation, construction and financing of the Abernathy HPC Campus. On December 29, 2025, the Abernathy Joint Venture completed a private offering of 7.250% Senior Secured Notes due 2030 (the “JV Notes”). The aggregate principal amount of JV Notes sold in the offering was $1,300.0 million. The net proceeds will be used to finance a portion of the cost of construction of the Abernathy HPC Campus, to fund debt reserves, to fund $75.0 million of cash collateral to secure the Guarantor’s obligations under a certain letter of credit, and to pay fees and expenses in connection with the foregoing.
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
The Company capitalized a portion of the interest on funds borrowed to finance its investments in the Abernathy Joint Venture prior to the Abernathy Joint Venture commencing its principal operations. Capitalized interest costs were $0.4 million and $0.7 million for the three and six months ended June 30, 2026, respectively, and $0 for the three and six months ended June 30, 2025.
The Abernathy Joint Venture is a VIE accounted for using the equity method of accounting.
On July 6, 2026, the TeraWulf Member entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Fluidstack Member and certain other purchasers (collectively, the “Purchasers”) to sell to the Purchasers all of the TeraWulf Member’s 50.1% membership interest in the Abernathy Joint Venture for aggregate cash consideration of approximately $530.0 million. The sale was effective as of July 6, 2026. The consideration is payable in three installments: $250.0 million within 14 days following the effective date; $150.0 million on or before December 31, 2026; and approximately $130.0 million, subject to adjustment as provided in the Purchase Agreement, on or before April 30, 2027. As a result of the transaction, the TeraWulf Member no longer holds any equity interest in the Abernathy Joint Venture.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Justified Data Campus Developer
In connection with the Justified Data Campus asset acquisition in February 2026, the Justified Data Campus seller was granted a 6.8% non-dilutive minority equity interest in one of TeraWulf’s subsidiaries, which was formed to develop and own a HPC/AI data center on the property (the “Justified Data Campus Developer”). The Justified Data Campus seller has the right to request the redemption of its minority interest (the “Put Option”) starting on the first anniversary of the data center’s commencement of operations (the “Operations Anniversary Date”). The payable pursuant to the Put Option is a fixed amount, less the amount of any distributions received by the Justified Data Campus seller. The Justified Data Campus seller will not participate in the development, financing, construction, management or operation of the data center and will not have any obligations to contribute capital, unless the Put Option is not redeemed in full within 30 days after the Operations Anniversary Date. The Company determined the Justified Data Campus Developer is a VIE and as the primary beneficiary, the Company has consolidated the entity. As of June 30, 2026, the Company holds a 93.2% controlling interest in the Justified Data Campus Developer.
Upon closing of the Justified Data Campus asset acquisition, the Company recorded the 6.8% minority equity interest as noncontrolling interest in the condensed consolidated balance sheet at an initial carrying amount of $1.2 million. The noncontrolling interest is subsequently adjusted for the noncontrolling interest’s share of the Justified Data Campus’s net income or loss and is not adjusted to redemption value unless redemption becomes probable. During the three and six months ended June 30, 2026, the Company recorded $0.9 million and $1.0 million, respectively, loss attributable to noncontrolling interest in the condensed consolidated statements of operations.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
In June 2026, the Company entered into an agreement regarding the sale of certain electrical equipment and reimbursement of transmission system modification-related costs (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, the Company agreed to reimburse the generation and transmission cooperative for costs incurred to complete a transmission system modification to its substation in connection with the Justified Data Campus. The Company is expected to pay a net $11.2 million in the aggregate by the first quarter of 2027, which is net of a $0.6 million credit related to the sale of electrical equipment and is being credited against the costs of the transmission system modification. In July 2026, the Company paid $5.3 million of its obligations under the Reimbursement Agreement.
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
No dividends were paid during the three and six months ended June 30, 2026 and 2025.
NOTE 14 – COMMON STOCK
On September 30, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). As a result of the matters submitted to a stockholder vote at the Special Meeting, the Company's stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 600,000,000 to 950,000,000. Consequently, as of September 30, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 1,050,000,000 divided into (a) 950,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of June 30, 2026.

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
During the three and six months ended June 30, 2026, the Company sold pursuant to the ATM Program 10,326,000 and 10,875,298 shares of Common Stock for net proceeds of $187.0 million and $196.0 million, respectively. Additionally, during the six months ended June 30, 2026, the Company amortized $41,000 of previously capitalized stock issuance costs to additional paid-in capital. During the three and six months ended June 30, 2025, the Company sold no shares of Common Stock pursuant to the ATM Program. As of June 30, 2026, no amounts remained available for sale under the ATM Program.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. During the three and six months ended June 30, 2026, 3,174,604 and 3,492,064 October Warrants were exercised for issuance of 3,028,754 and 3,346,214 shares of Common Stock for aggregate proceeds to the Company of $3.1 million and $3.7 million, respectively. No October Warrants were exercised during the three and six months ended June 30, 2025. As of June 30, 2026, there were 2,837,302 of the October Warrants outstanding. The October Warrants are classified as equity in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
In March 2023, in connection with the fifth amendment to the LGSA the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the fifth amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the fifth amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants were exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the Common Stock issuable upon exercise of the warrants described above. During the three and six months ended June 30, 2026, 0 and 3,371,570 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprised entirely of Dollar Warrants, for aggregate proceeds to the Company of $0 and $3.4 million, respectively. During the three and six months ended June 30, 2025, no warrants issued in connection with the LGSA were exercised. The Penny Warrants and Dollar Warrants are classified as equity in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In October 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. During the three and six months ended June 30, 2026, the Company did not repurchase Common Stock under the share repurchase program. During the three and six months ended June 30, 2025, the Company repurchased 0 and 5,900,000 shares of Common Stock for $0 and $33.3 million, respectively. In May 2025, the Board of Directors authorized an increase of the share repurchase program in the amount of $151.4 million. Additionally, the Board of Directors agreed that the share repurchase program authorization shall continue unless and until the Company purchases $200.0 million of Common Stock or it is revoked by the Board of Directors. As of June 30, 2026, the Company has the capacity to repurchase $200.0 million of outstanding shares of Common Stock under the share repurchase program.
In April 2026, the Company closed a stock offering of 54,510,000 shares of Common Stock at a public offering price of $19.00 per share, resulting in gross proceeds of approximately $1,035.7 million, before deducting underwriting discounts and commissions and other offering expenses. Net proceeds from the offering were approximately $1,003.8 million.
No dividends were declared during the three and six months ended June 30, 2026 and 2025.
NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. In May 2025, the Company’s stockholders approved an amendment of the Plan to (i) increase the number of shares authorized for issuance thereunder to 54,096,290 shares of Common Stock, (ii) eliminate the Plan’s automatic annual share increase provision, and (iii) increase the number of shares of Common Stock authorized for issuance for grants of incentive stock options to 13,524,073 shares of Common Stock. The Company recorded stock-based compensation expense of $83.9 million and $185.4 for the three and six months ended June 30, 2026, respectively, and $1.3 million and $40.0 million for the three and six months ended June 30, 2025, respectively.
Certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 5,794,365 and 6,154,616 shares of Common Stock to satisfy statutory withholding requirements related to such vesting during the three and six months ended June 30, 2026. respectively, and withholdings of an aggregate 257,553 and 3,557,963 shares of Common Stock during the three and six months ended June 30, 2025, respectively. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance. Additionally, the Company issued 5,632 and 10,528 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and six months ended June 30, 2026, respectively, and 0 and 21,869 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and six months ended June 30, 2025.
The following table summarizes the activities for unvested RSUs granted to employees and members of the board of directors during the six months ended June 30, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	15,313,881	$4.78
Granted	33,051,097	$12.39
Vested	(12,305,836)	$10.53
Forfeited/canceled	(3,333)	$5.15
Unvested as of June 30, 2026	36,055,809	$9.80

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The requisite service period for RSUs is generally three years. RSUs granted as set out in the table above include PSUs representing 10,871,273 shares with vesting based on market conditions tied to the Company’s stock price during the six months ended June 30, 2026. The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle is calculated using the VWAP of Common Stock as reported by the Nasdaq during the 20 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. There were no unvested PSUs as of June 30, 2026. Restricted stock are immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. As of June 30, 2026, there was $286.0 million of unrecognized compensation cost related to unvested RSUs granted to employee and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.3 years.
The following table summarizes the activities for unvested RSUs granted to non-employees, excluding members of the board of directors, during the six months ended June 30, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	274,664	$4.63
Granted	5,887	$12.74
Vested	(101,665)	$1.46
Forfeited/canceled	(15,000)	$3.30
Unvested as of June 30, 2026	163,886	$7.02
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally three years. As of June 30, 2026, there was $0.8 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 1.0 year.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s loan, guarantee and security agreement, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million, which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. On May 21, 2025, the Company acquired Beowulf E&D which terminated the Services Agreement between the Company and Beowulf E&D. For the six months ended June 30, 2025, prior to the Company’s acquisition of Beowulf E&D, the Company paid Beowulf E&D $15.3 million under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Data Campus. For the three and six months ended June 30, 2025, selling, general and administrative expenses – related party in the condensed consolidated statements of operations included $4.3 million and $7.9 million, respectively, and operating expenses – related party in the condensed consolidated statements of operations included $0.6 million and $1.4 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. Following the termination of the Services Agreement, no amounts were incurred or paid during the three and six months ended June 30, 2026.
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
During the three and six months ended June 30, 2025, due to the change in the Company’s strategy to focus on development and deployment of infrastructure to support HPC workloads, the Company agreed to settle the final100 MW performance-related milestone on a pro-rata basis for the 95 MW of cryptocurrency mining load deployed and recognized $2.4 million of performance milestone expense included in selling, general and administrative expenses – related party in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2025, the Company issued 798,319 shares of Common Stock with a fair value of $2.4 million to settle the share-based liabilities due to related party.
In January 2022, the Company established The TeraWulf Charitable Foundation (the “Foundation”), a private philanthropic organization focused on funding and participating in social, health, environmental, and sustainability programs. Certain of the Company’s officers also serve as officers of the Foundation. In June 2026, the Company's Board of Directors authorized the Company to make annual charitable contributions of up to $13.0 million to the Foundation per calendar year, in cash, shares of Common Stock, or a combination thereof, subject to determination by the Company’s authorized officers. The Board approved the 2026 annual contribution in the form of 500,000 shares of Common Stock, which were reissued from treasury stock. The shares were reissued during the three and six months ended June 30, 2026, with a fair value on the issuance date of $14.4 million, which is included in selling, general and administrative expenses – related party.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 17 – SEGMENTS
The following table presents revenue and segment profit (loss) by reportable segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
HPC Leasing Segment
HPC lease revenue	$31,932	$—	$52,954	$—
Cost of revenue (exclusive of depreciation)	4,452	—	6,903	—
Operating expenses (including related party)	18,473	—	26,805	—
HPC leasing segment profit	$9,007	$—	$19,246	$—

Digital Asset Mining Segment
Digital asset mining revenue	$12,835	$47,636	$25,825	$82,041
Cost of revenue (exclusive of depreciation)	7,948	22,094	7,858	46,647
Operating expenses (including related party)	4,965	3,514	7,835	6,406
Digital asset mining segment (loss) profit	$(78)	$22,028	$10,132	$28,988
The following table presents a reconciliation of the reportable segment profit to loss before income taxes and equity in net loss of investee included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025

Reportable segment profit	$8,929		$22,028		$29,378		$28,988
Selling, general and administrative expenses	112,411		9,996		240,016		56,569
Selling, general and administrative expenses – related party	14,529		4,292		14,688		7,863
Depreciation	21,241		18,786		49,718		34,360
Loss (gain) on fair value of digital assets, net	799		(887)		1,452		(17)
Change in fair value of contingent consideration	—		1,600		—		1,600
Impairment of property, plant, and equipment	—		—		25,697		—
Loss on disposals of property, plant, and equipment	399		3,831		399		3,831
Operating loss	(140,450)		(15,590)		(302,592)		(75,218)
Interest expense	(56,389)	—	(4,012)	—	(123,460)	—	(8,061)
Change in fair value of warrants	(755,667)	—	—	—	(971,992)	—	—
Loss on extinguishment of debt	(7,116)		—		(7,116)		—
Interest income	28,956	—	1,232	—	58,367	—	3,491
Other income	930		—		930		—
Loss before income tax and equity in net loss of investee	$(929,736)		$(18,370)		$(1,345,863)		$(79,788)

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 18 – SUBSEQUENT EVENTS
In July 2026, the Company entered into a long-term datacenter lease agreement (the “Anthropic HPC Lease”) with Anthropic PBC (“Anthropic”) for specified datacenter infrastructure at the Justified Data Campus to support Anthropic’s HPC operations. Under the Anthropic HPC Lease, the Company will provide Anthropic with approximately 401 MW of critical IT load at the Justified Data Campus. The Anthropic HPC Lease has an initial term of 20 years commencing upon delivery of the applicable leased premises, with two options to extend the initial term by five years each at Anthropic’s election. Delivery of the leased premises is expected to occur in phases, with initial capacity expected to be delivered in the second half of 2027 and full delivery of the 401 MW of critical IT load expected in early 2028. The Anthropic HPC Lease had not commenced as of the date these condensed consolidated financial statements were issued.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “TeraWulf,” “we,” “us” or “our” refer to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may be deemed forward-looking statements. See “Forward-Looking Statements.”
Overview
We are a vertically integrated owner, developer, and operator of digital infrastructure assets in the United States, purpose-built to support HPC workloads, including AI, machine learning, and advanced cloud applications.
During the three and six months ended June 30, 2026, HPC leasing revenue represented a majority of total revenue, reflecting the continued ramp of long-term contracted capacity at the Lake Mariner Data Campus.
The Company has undergone a deliberate strategic transition toward HPC leasing as its primary growth driver and operating focus. While TeraWulf historically operated bitcoin mining facilities and used flexible compute loads to support the development of its infrastructure platform, the Company has begun to curtail and repurpose portions of that infrastructure to support HPC development. Going forward, the Company’s capital allocation, development activities and operating focus are centered on HPC data center development, long-term data center leases and infrastructure supporting AI-driven compute workloads. The Company intends to continue bitcoin mining operations where they remain economically attractive and do not conflict with HPC development.
Our strategy is grounded in controlling utility-scale infrastructure and pairing compute-optimized facilities with reliable, long-duration power resources. Through ownership or long-term control of land, interconnection rights and electrical and cooling infrastructure - and, where appropriate, on-site generation - the Company seeks to deliver resilient, cost-efficient capacity to hyperscale and enterprise customers under long-term data center leases. These arrangements generally range from 10 to 25 years and, in certain cases, benefit from investment-grade credit support, enhancing the durability and bankability of contracted revenues. The Company expects these arrangements to provide long-term revenue visibility and support project-level financing as the platform scales.
The Company’s platform is differentiated by its control of utility-scale infrastructure, deep in-house power and grid expertise, and a scalable development model supported by long-term, credit-enhanced customer contracts.
Strategy Execution and Capital Allocation
Management’s execution of the Company’s strategy is focused on converting advantaged infrastructure positions into long-term, contracted HPC capacity. This includes the phased conversion of existing infrastructure, where appropriate, and the development of new campuses aligned with customer deployment schedules and power availability. This execution model emphasizes vertical integration, long-duration customer contracts supported by credit enhancement and disciplined, phased development.
A core element of this approach is infrastructure control. By retaining control over land use, interconnection rights and electrical and cooling systems—and on-site generation where appropriate—the Company is able to manage development risk, optimize capital deployment and maintain operational oversight throughout the lifecycle of its facilities. Management believes this approach reduces execution risk relative to development models that rely more extensively on third parties.
The Company’s contracting strategy prioritizes long-term data center leases with credit-supported customers. These arrangements reduce the Company’s exposure to commodity-driven revenue streams, including bitcoin price volatility, as its revenue mix continues to shift toward contracted HPC leasing. They also provide long-term revenue visibility, support project-level financing and reduce cash-flow volatility as the platform scales. Credit enhancement associated with certain customer contracts has been an important factor in accelerating development timelines and facilitating third-party financing.

Each campus is designed for modular, multi-phase expansion. Initial phases are intended to deliver near-term contracted capacity, while subsequent phases are aligned with customer deployment schedules and infrastructure readiness, including power availability and interconnection timing. Management believes this phased approach allows the Company to scale efficiently while maintaining capital discipline.
While the Company currently derives a significant portion of its revenue from bitcoin mining, HPC leasing is now the Company’s primary growth driver and operating focus.
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
In July 2026, the Company entered into a definitive agreement selling its entire 50.1% equity interest in the Abernathy Joint Venture to a group of purchasers for an aggregate cash consideration of approximately $530.0 million, representing a premium to the Company's invested capital. The consideration is payable in installments in 2026 and 2027. The Company believes this sales transaction realizes the value created through the Company's initial investment and provides capital for redeployment into wholly owned AI infrastructure, where the Company retains direct ownership, customer relationships, and operational control.
Justified Data Campus
In February 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (the “Justified Data Campus”). The Justified Data Campus is a strategically located brownfield infrastructure site which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network. The Company plans on constructing and operating a HPC/AI data center on the Justified Data Campus. The Justified Data Campus has up to 480 MW of gross power availability; construction is expected to commence in 2026, with a phased buildout extending through 2027, subject to site planning and permitting approvals. In July 2026, the Company entered into a long-term datacenter lease agreement with Anthropic for approximately 401 MW of critical IT load at the Justified Data Campus. Initial capacity is expected to be placed into service during the second half of 2027, with the campus ramping to the full 401 MW by early 2028. The Justified Data Campus is expected to further diversify the Company’s geographic footprint and support growing customer demand for large-scale HPC infrastructure.

Muskie Data Campus
In May 2026, the Company acquired 100% of the membership interests of Industrial Equity Partners LLC, which owned or held contractual rights to purchase approximately 308 acres of land in Grayson, Kentucky (the "Muskie Data Campus"). The Muskie Data Campus is a hyperscale HPC/AI development site.
Transmission infrastructure and energy service agreements for the Muskie Data Campus were executed concurrently with the Membership Interest Purchase Agreement pursuant to the applicable Industrial General Service tariff structure for large loads, establishing a clear pathway to long-term, large-scale power delivery. The energy services agreement with Kentucky Power Company, an AEP Company, provides for 1,000 MW of contracted electric service. Energy service is expected to commence in the fourth quarter of 2028.
Kentucky Power Company is also constructing a 345 kV substation connected to the existing 765 kV transmission network, providing redundant, utility-scale power infrastructure designed to support the full 1,000 MW Muskie Data Campus. Along with the Company's 480 MW Justified Data Campus, the Muskie Data Campus represents the Company’s second major digital infrastructure campus in Kentucky. This further expands the Company’s presence in a state that continues to emerge as an attractive market for large-scale AI and HPC development due to its robust energy infrastructure, supportive business environment, and strong engagement from state and local stakeholders.
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
As of June 30, 2026, the Lake Mariner Data Campus operated 145 MW of legacy bitcoin mining capacity and had 81 MW of critical IT HPC capacity. The campus is undergoing phased expansion to support additional HPC contracted deployments with gross capacity of approximately 500 MW in the near term, and with potential expansion to approximately 750 MW, subject to additional approvals from the NYISO. During the six months ended June 30, 2026, certain mining facilities were curtailed or repurposed to support HPC development, consistent with the Company’s strategic transition. In July 2026, TeraWulf had energized 102 MW of critical IT HPC leasing capacity at the Lake Mariner Data Campus.
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
TeraWulf operates the Lake Mariner Data Campus through its subsidiaries La Lupa Data LLC (“La Lupa”) and Akela Data LLC (“Akela”). Collectively, La Lupa and Akela represent 438 MW of contracted critical IT HPC capacity at the Lake Mariner Data Campus, with some deliveries having commenced in 2025 and during the six months ended June 30, 2026, and others extending into the second half of 2026 and early 2027.
La Lupa
In December 2024, La Lupa entered into long-term data center lease agreements with Core42 (the “Core42 Leases”), pursuant to which we committed to deliver 60 MW of critical IT load. The Core42 Leases have an initial ten-year term with two five-year renewal options and include customary provisions governing operating standards, service levels, and expansion rights. Construction commenced in 2024 and continued into 2025 and 2026; commissioning activities commenced in 2025 with phased deliveries aligned to meet Core42’s deployment schedule. Operationally, we continue to execute on our buildout. As of June 30, 2026, we had fully delivered CB-2, representing the full contracted capacity under the Core42 Leases currently in service.

Akela
In August 2025, Akela entered into three data center lease agreements (the “Akela Fluidstack Leases”) with Fluidstack USA I Inc. (together with its affiliates, “Fluidstack”), a leading AI cloud platform. Under the Akela Fluidstack Leases, we will provide 378 MW of critical IT load at the Lake Mariner Data Campus, which represents the majority of the remaining contracted HPC capacity at the Lake Mariner Data Campus. As of June 30, 2026, one of the Akela Fluidstack Leases had partially commenced and the remaining leases are expected to commence in the second half of 2026 and in early 2027.
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
On July 6, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Fluidstack Member and certain other purchasers (collectively, the “Purchasers”) selling to the Purchasers all of the Company’s 50.1% membership interest in the Abernathy Joint Venture for aggregate cash consideration of approximately $530.0 million. As a result of this transaction, the Company no longer holds an equity interest in the Abernathy Joint Venture.
Regional Diversification and Platform Resilience
The development of the Justified Data Campus and the Muskie Data Campus provides the Company with meaningful regional diversification. By expanding its HPC platform beyond New York into the regions operated by the Mid-continent Independent System Operator (“MISO”) and PJM Interconnection, L.L.C. (“PJM”), the Company reduces its concentration in any single power market, regulatory framework or geographic area.
Geographic diversification also reduces the Company’s exposure to localized weather events, construction delays and operational disruptions. Management believes this diversification enhances overall platform resilience, supports customer deployment flexibility and strengthens the Company’s ability to maintain continuity of operations across its portfolio.
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

Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash on hand, cash generated from operations, sale proceeds from bitcoin, equity issuances, debt financing, and project-level financing arrangements. As of June 30, 2026, the Company had approximately $3.0 billion of cash, cash equivalents, and restricted cash. Capital requirements are driven primarily by HPC data center development, including significant capital expenditures associated with site development, electrical and mechanical infrastructure, and customer-specific fit-out.
Management expects future capital deployment to prioritize contracted HPC projects and disciplined expansion of the Company’s development pipeline. The Company continues to evaluate debt, equity and project-level financing alternatives based on project requirements, customer commitments and prevailing market conditions, while seeking to manage balance-sheet risk.
Outlook
The Company expects future results to be increasingly influenced by the development and operation of its HPC data center platform. As contracted HPC capacity is delivered and energized and legacy bitcoin mining infrastructure is further curtailed or repurposed, the Company expects its revenue mix to continue shifting toward HPC leasing.
Future performance will depend on the timing of construction, commissioning, customer deployment schedules, access to power and interconnection, and the availability of project-level financing. Management expects capital deployment in future periods to be focused primarily on contracted HPC projects and disciplined expansion of the Company’s development pipeline.
The table below presents the lease and nonlease components of HPC lease revenue for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
HPC lease revenue(1)
Rent	$26,924	$—	$44,485	$—
Power passthrough(2)	1,909	—	2,991	—
Maintenance and other	3,099	—	5,478	—
Total HPC lease revenue	$31,932	$—	$52,954	$—

Cost of revenue (exclusive of depreciation)(2)	$4,452	$—	$6,903	$—
(1)    All of the Core42 Leases and part of the one of the Akela Fluidstack Leases have commenced which comprised 81 critical IT MW of HPC lease capacity as of June 30, 2026.
(2)    Cost of revenue (exclusive of depreciation) represents power costs which are passed through to the customer without markup and are included on a gross basis in HPC lease revenue as well as includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Bitcoin Mining Operations
As of June 30, 2026, we owned approximately 53,700 miners, with approximately 28,300 operational at our bitcoin mining facilities on the Lake Mariner Data Campus (the “LMD Bitcoin Mining Facilities”) and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	3,900
Bitmain S19j XP	12,700
Bitmain S19k Pro	1,300
Bitmain S21	8,300
Bitmain S21 Pro	27,500
53,700

As of June 30, 2026, our fleet of miners ranged in age from 1.0 year to 4.1 years with an average age of approximately 1.8 years. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners, such downtime has not been significant historically. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of June 30, 2026, our fleet of miners at the LMD Bitcoin Mining Facilities had a range of energy efficiency from 15.0 to 23.0 joules per terahash (“j/th”) and has an average energy efficiency of 17.6 j/th.
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
The table below presents our miner efficiency and computing power as compared to the global computing power as of June 30, 2026 and 2025:

Combined facilities	June 30, 2026	June 30, 2025
Global hashrate (EH/s)(1)	992.0	843.0
Miner efficiency (j/th)(2)	16.4	17.7
TeraWulf operational hashrate (EH/s)(3)	5.6	12.2
TeraWulf percentage of global hashrate	0.6%	1.4%
(1)    Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2)    Joules of energy required to produce each terahash of processing power
(3)    While nameplate at the LMD Bitcoin Mining Facilities was 10.6 EH/s and 12.8 EH/s as of June 30, 2026 and 2025, respectively, actual operational hashrate depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of June 30, 2026, our operational hashrate represented approximately 0.6% of the total global hashrate, aligning with our share of global blockchain rewards. As of that date, this translated to approximately 1 bitcoin mined per day. To maintain profitably, we focus on optimizing operational efficiency and cost management, ensuring that our mining rewards consistently cover direct operating expenses.

Bitcoin Mining - Average Cost of Bitcoin Mined
The table below presents the average cost of mining each bitcoin, including bitcoin mined at the LMD Bitcoin Mining Facilities for the three and six months ended June 30, 2026 and 2025 and the total energy cost per kWh utilized within the facilities.

	Three Months Ended June 30,		Six Months Ended June 30,
Cost of mining - Analysis of costs to mine one bitcoin	2026	2025	2026	2025
Cost of mining - Lake Mariner Data Campus
Cost of energy per bitcoin mined	$44,402	$45,555	$22,646	$54,431
Other direct costs of mining - non energy utilities per bitcoin mined	$145	$54	$150	$63
Cost to mine one bitcoin(1)	$44,547	$45,608	$22,796	$54,494
Value of each bitcoin mined(2)	$71,704	$98,219	$74,424	$95,730
Cost to mine one bitcoin as % of value of bitcoin mined	62.1%	46.4%	30.6%	56.9%

Statistics
Lake Mariner Data Campus
Total bitcoin mined	179	485	347	857
Total value of bitcoin mined(2) ($ in thousands)	$12,835	$47,636	$25,825	$82,041
Total MWhs utilized	162,369	420,771	326,116	722,651
Total energy expense, net of expected demand response proceeds ($ in thousands)	$7,948	$22,094	$7,858	$46,647
Cost per kWh	$0.049	$0.053	$0.024	$0.065
Energy expense, net as % of value of bitcoin mined	61.9%	46.4%	30.4%	56.9%
Other direct costs of mining ($ in thousands)	$26	$26	$52	$54

(1)    “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $52,939 and $68,305 for the three and six months ended June 30, 2026, respectively. bringing the total “cost to mine one bitcoin” to $97,486 and $91,101 for the three and six months ended June 30, 2026, respectively. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $33,745 and $35,294 for the three and six months ended June 30, 2025, bringing the total “cost to mine one bitcoin” to $79,353 and $89,788 for the three and six months ended June 30, 2025, respectively.
(2)    Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned.

Power costs are the most significant expense in our bitcoin mining operations. During the three and six months ended June 30, 2026, the Company incurred gross power costs of $11.2 million and $25.2 million, respectively. In addition, during the three and six months ended June 30, 2026 and 2025, the Company curtailed operations at the LMD Bitcoin Mining Facilities in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $2.8 million and $16.9 million for the three and six months ended June 30, 2026, respectively, and $3.1 million and $5.9 million for the three and six months ended June 30, 2025. During the six months ended June 30, 2026, there were significant curtailment periods for the Company’s bitcoin mining operations due to sustained low temperatures throughout the Northeastern United States which led to significantly reduced power consumption and significantly higher demand response proceeds for the Lake Mariner Data facility resulting in a lower than typical cost of power for the period.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the LMD Bitcoin Mining Facilities, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms and polar vortices, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. The average aggregate realized power prices at the

LMD Bitcoin Mining Facilities were $0.049 and $0.024 per kilowatt hour during the three and six months ended June 30, 2026, respectively, and $0.053 and $0.065 the three and six months ended June 30, 2025.
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
During the three and six months ended June 30, 2026, the Company recorded accelerated depreciation expense of $2.6 million and $14.5 million, respectively, related to a certain miner building and related miners of which the Company shortened their useful lives based on expected shutdown of operations for purposes of supporting the HPC operations. The Company did not recorded accelerated depreciation expense during the three and six months ended June 30, 2025. While our standard depreciation period for miners is four years, historically low power costs may allow for a longer actual useful life in certain cases. However, if depreciation were included in the cost of mining analysis, it would add $52,939 and $68,305 for the three and six months ended June 30, 2026, respectively. and $33,745 and $35,294 for the three and six months ended June 30, 2025, respectively.
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
Recent Developments
In July 2026, the Company amended certain of the Akela Fluidstack Leases to increase the aggregate contracted critical IT load under two leases from 162 MW to 168 MW. The amendments also provide for commencement on a data hall-by-data hall basis, with the affected leases expected to commence in phases during the second half of 2026 and early 2027. In connection with certain tenant-requested scope changes, the Company will receive additional base rent per kilowatt of tenant critical power beginning on the applicable data hall commencement date, subject to annual escalation.
In July 2026, the Company entered into a long-term datacenter lease agreement with Anthropic PBC (the “Anthropic HPC Lease”) for specified datacenter infrastructure at the Justified Data Campus to support Anthropic’s HPC operations. Under the Anthropic HPC Lease, the Company will provide approximately 401 MW of critical IT load. The Anthropic HPC Lease has an initial term of 20 years commencing upon delivery of the applicable leased premises and includes two five-year extension options exercisable by Anthropic. Delivery is expected to occur in phases, with initial capacity expected in the second half of 2027 and full delivery expected in early 2028.
In July 2026, the Company entered into a purchase agreement with the Purchasers selling its entire 50.1% membership interest in the Abernathy Joint Venture for aggregate cash consideration of approximately $530.0 million. As a result of this transaction, the Company no longer holds an equity interest in the Abernathy Joint Venture.
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
Revenue
The following table presents revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Digital asset revenue	$12,835	$47,636	$25,825	$82,041
HPC lease revenue	31,932	—	52,954	—
Total revenue	$44,767	$47,636	$78,779	$82,041
Percentage of total revenue
Digital asset revenue	29%	100%	33%	100%
HPC lease revenue	71%	0%	67%	0%
Total revenue	100%	100%	100%	100%
Total revenue for the three months ended June 30, 2026 and 2025 was $44.8 million and $47.6 million, respectively, representing a decrease of $2.8 million. Total revenue for the six months ended June 30, 2026 and 2025 was $78.8 million and $82.0 million, respectively, representing a decrease of $3.2 million. These changes were a result of the factors described below.
Digital asset revenue for the three months ended June 30, 2026 and 2025 was $12.8 million and $47.6 million, respectively, a decrease of $34.8 million. Digital asset revenue for the six months ended June 30, 2026 and 2025 was $25.8 million and $82.0 million, respectively, a decrease of $56.2 million. During the six months ended June 30, 2026, two miner buildings were repurposed or placed out of service to support the HPC development at the Lake Mariner Data Campus and the Company significantly curtailed its bitcoin operations resulting in total bitcoin mined of 179 bitcoin during the three months ended June 30, 2026 as compared to 485 bitcoin mined during the same period in the prior year, and 347 bitcoin mined during the six months ended June 30, 2026 as compared to 857 bitcoin mined during the same period in the prior year.
Bitcoin prices averaged $71,704 and $74,424 per bitcoin during the three and six months ended June 30, 2026, respectively, as compared to $98,434 and $95,992 per bitcoin during the three and six months ended June 30, 2025, respectively.

HPC lease revenue for the three and six month ended June 30, 2026 was $31.9 million and $53.0 million, respectively. As of June 30, 2025, the Company had not commenced any HPC leasing operations.
Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue (exclusive of depreciation)	$12,400	$22,094	$14,761	$46,647
Cost of revenue (excluding depreciation) for the three months ended June 30, 2026 and 2025 was $12.4 million and $22.1 million, respectively, representing a decrease of $9.7 million. The decrease was primarily driven by a decrease in gross power costs of $14.5 million related to bitcoin mining operations due to reduced bitcoin mining power consumption as the Company curtailed its mining operations and repurposed two miner buildings to support the expansion of HPC operations at the Lake Mariner Data Campus. This decrease was partially offset by an increase in gross power costs of $4.5 million related to HPC leasing activities and $2.4 million of costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Cost of revenue (excluding depreciation) for the six months ended ended June 30, 2026 and 2025 was $14.8 million and $46.6 million, respectively, representing a decrease of $31.8 million. The decrease was primarily driven by a decrease in gross power costs of $27.7 million related to bitcoin mining operations due to reduced bitcoin mining power consumption as the Company curtailed its mining operations and repurposed two miner buildings to support the expansion of HPC operations at the Lake Mariner Data Campus. This decrease was partially offset by an increase in gross power costs of $3.1 million related to HPC leasing activities and $3.8 million of costs incurred by the Company in connection with its fit-out services under the HPC Leases. In addition, during the six months ended months ended June 30, 2026, the Company significantly curtailed operations at the LMD Bitcoin Mining Facilities due to sustained low temperatures in upstate New York which led to significantly lower gross power costs and significantly higher demand response proceeds resulting in a net negative realized cost of power for the period. Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the period in which the underlying program occurs. These proceeds totaled $16.9 million and $5.9 million during the six months ended months ended June 30, 2026 and 2025, respectively. The Company is actively expanding its enrollment in such available programs in New York State.
The following table presents operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses	$21,705	$2,039	$30,721	$3,183
Operating expenses – related party	1,733	1,475	3,919	3,223
	$23,438	$3,514	$34,640	$6,406
Operating expenses (including related party) for the three months ended June 30, 2026 and 2025, were $23.4 million and $3.5 million, respectively, an increase of $19.9 million. Operating expenses increased primarily driven by the costs related to expansion of HPC operations and constructions activities at the our HPC sites of $18.5 million as well as $1.5 million of bitcoin mining operations mainly related to miner repair costs.
Operating expenses (including related party) for the six months ended June 30, 2026 and 2025, were $34.6 million and $6.4 million, respectively, an increase of $28.2 million. Operating expenses increased primarily driven by the costs related to expansion of HPC operations and constructions activities at the our HPC sites of $26.8 million as well as $1.4 million of bitcoin mining operations mainly related to miner repair costs.

The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	$112,411	$9,996	$240,016	$56,569
Selling, general and administrative expenses – related party	14,529	4,292	14,688	7,863
	$126,940	$14,288	$254,704	$64,432
Selling, general and administrative expenses (including related party expenses) for the three months ended June 30, 2026 and 2025 were $126.9 million and $14.3 million, respectively, a net increase of $112.6 million,
Selling, general and administrative expenses increased by $102.4 million during the three months ended June 30, 2026 as compared to the same period in the prior year primarily due to a $82.6 million increase in stock-based compensation and a $12.8 million increase in employee compensation and benefits associated with increased headcount following the acquisition of Beowulf E&D in May 2025 as well as larger employee base to support the Company’s long term growth strategy. In addition, selling, general and administrative expenses – related party increased $10.2 million during the three months ended June 30, 2026 primarily due to a $14.4 million charitable contribution to The TeraWulf Charitable Foundation in the form of Common Stock, partially offset by costs incurred pursuant to the Services Agreement with Beowulf E&D during three months ended June 30, 2025 prior to the acquisition of Beowulf E&D and the termination of the Services Agreement in May 2025.
Selling, general and administrative expenses (including related party expenses) for the six months ended June 30, 2026 and 2025 were $254.7 million and $64.4 million, respectively, a net increase of $190.3 million,
Selling, general and administrative expenses increased by $183.4 million during the six months ended June 30, 2026 as compared to the same period in the prior year primarily due to (i) a $145.4 million increase in stock-based compensation, (ii) a $24.7 million increase in employee compensation and benefits associated with increased headcount following the acquisition of Beowulf E&D in May 2025 as well as larger employee base to support the Company’s long term growth strategy, and (iii) a $4.3 million increase in information technology, legal and other professional fees. In addition, selling, general and administrative expenses – related party increased $6.8 million during the six months ended June 30, 2026 primarily due to a $14.4 million charitable contribution to The TeraWulf Charitable Foundation in the form of Common Stock, partially offset by costs incurred pursuant to the Services Agreement with Beowulf E&D during six months ended June 30, 2025 prior to the acquisition of Beowulf E&D and the termination of the Services Agreement in May 2025.
Depreciation for the three months ended June 30, 2026 and 2025 was $21.2 million and $18.8 million, respectively, an increase of $2.4 million. Depreciation for the six months ended June 30, 2026 and 2025 was $49.7 million and $34.4 million, respectively. The increase was primarily due to mining and HPC infrastructure constructed and placed in service during 2025 at the Lake Mariner Data Campus. Additionally, during the three and six months ended June 30, 2026, the Company recorded accelerated depreciation expense of $2.6 million and $14.5 million related to a certain miner building and related miners of which the Company shortened their useful life based on expected shutdown of operations as well as certain electrical equipment acquired at the Justified Data Campus, each for purposes of supporting the HPC operations.
Loss (gain) on fair value of digital assets, net during the three months ended June 30, 2026 and 2025 was $0.8 million and $(0.9) million, respectively. Loss (gain) on fair value of digital assets, net during the six months ended months ended June 30, 2026 and 2025 was $1.5 million and $(17,000), respectively, due to the volatility and fluctuations in the price of bitcoin during the three and six months ended June 30, 2026 as compared to the same periods in the prior year.
Change in fair value of contingent consideration was $0 during the three and six months ended June 30, 2026, as compared to $1.6 million during the three and six months ended June 30, 2025. The change in the three and six months ended June 30, 2025 related to the fair value remeasurement of contingent consideration liabilities for the acquisition of Beowulf E&D which were fully settled during the year ended December 31, 2025 upon achievement of the related earnout milestones.
Impairment of property, plant, and equipment was $0 and $25.7 million during the three and six months ended June 30, 2026. Impairment of property, plant, and equipment during the six months ended June 30, 2026 was primarily due to $16.8 million impairment charge related to asset retirement costs assumed in connection with the Justified Data Campus acquisition. The Company assumed an asset retirement obligation as part of the acquisition and recorded the related asset retirement cost in property, plant and equipment, net. Because the related acquired assets were not expected to provide future economic benefit, the capitalized asset retirement cost was fully impaired during the period. The increase was also driven by $8.9 million impairment charges related to the shutdown of a mining facility and the cessation of related bitcoin mining operations to support the Company’s transition to HPC operations.
Loss on disposals of property, plant, and equipment was $0.4 million during the three and six months ended June 30, 2026 due to a $0.2 million loss on the disposal of 360 miners for proceeds of $0.1 million and a $0.3 million write-down of 500 miners reclassified as held for sale, partially offset by a $0.2 million gain on the sale of certain transformers at the Justified Data Campus. Loss on disposals of property, plant, and equipment was $3.8 million during the three and six months ended June 30, 2025 due to 2,918 miner sold or otherwise disposed in May and June 2025 for proceeds of $1.9 million.
Interest expense during the three months ended June 30, 2026 and 2025 was $56.4 million and $4.0 million, respectively, an increase of $52.4 million. The increase is primarily attributed to increases in stated interest of $43.2 million and increase in amortization of debt issuance costs of $9.1 million related to the 2030 Secured Notes, 2031 Convertible Notes and 2032 Convertible Notes which were issued in 2025.
Interest expense during the six months ended June 30, 2026 and 2025 was $123.5 million and $8.1 million, respectively, an increase of $115.4 million. The increase is primarily attributed to increases in stated interest of $93.6 million and increase in amortization of debt issuance costs of $21.8 million related to the 2030 Secured Notes, 2031 Convertible Notes and 2032 Convertible Notes which were issued in 2025.
Change in fair value of warrants during the three and six months ended June 30, 2026 was $755.7 million and $972.0 million, respectively, related to the Google Warrants driven by the increase in the Company’s stock price.
Loss on extinguishment of debt was $7.1 million during the three and six months ended June 30, 2026 related to the full prepayment of the outstanding $100.0 million principal amount of the Bridge Credit Facility and the termination of the Bridge Credit Agreement. The early repayment resulted in a loss on extinguishment of debt of $7.1 million, representing the write-off of unamortized debt issuance costs.
Interest income during the three months ended June 30, 2026 and 2025 was $29.0 million and $1.2 million, respectively, an increase of $27.8 million. Interest income during the six months ended June 30, 2026 and 2025 was $58.4 million and $3.5 million, respectively, an increase of $54.9 million. These increases were primarily due to higher average cash balances during the period.
Other income was $0.9 million during the three and six months ended June 30, 2026, consisting primarily of proceeds from the sale of scrap metal generated in connection with the Company’s construction activities as well as net unrealized gains on the restricted trust investments.
Income tax provision was $28,000 and $56,000 for the three and six months ended June 30, 2026, respectively. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2026 and December 31, 2025, except for a $132,000 and $76,000 deferred tax liability as of June 30, 2026 and December 31, 2025, respectively, arising from indefinite-lived assets (e.g., tax-deductible goodwill related to the acquisition of Beowulf E&D) that cannot be used as a source of taxable income to support the realization of deferred tax assets when a full valuation allowance is in place.
Equity in net loss of investee, net of tax was $11.1 million and $22.6 million for the three and six months ended June 30, 2026, respectively, which represents TeraWulf’s proportional share of net loss of the Abernathy Joint Venture which was formed in October 2025 and has not yet commenced operations.
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

We define Adjusted EBITDA as net loss adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset, accretion of asset retirement obligations, related party expenses settled with respect to Common Stock and stock-based charitable contribution to The TeraWulf Charitable Foundation which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net loss of investee, net of tax, related to the Abernathy Joint Venture; (iv) interest income and other income for which management believes are not reflective of the Company’s ongoing operating activities; (v) change in fair value of warrant liabilities, changes in fair value of contingent consideration, loss on extinguishment of debt, loss on disposals of property, plant and equipment and impairment of property, plant and equipment which are not reflective of the Company’s general business performance; and (vi) acquisition-related transaction costs which management believes are not reflective of the Company’s ongoing operating activities.
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

The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net loss) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to TeraWulf, Inc	$(939,917)	$(18,370)	$(1,367,551)	$(79,788)
Net loss attributable to non-controlling interest	(910)	—	(979)	—
Net loss	(940,827)	(18,370)	(1,368,530)	(79,788)
Adjustments to reconcile net loss to non-GAAP Adjusted EBITDA:
Equity in net loss of investee, net of tax	11,063	—	22,611	—
Income tax provision	28	—	56	—
Other income	(930)	—	(930)	—
Interest income	(28,956)	(1,232)	(58,367)	(3,491)
Loss on extinguishment of debt	7,116	—	7,116	—
Change in fair value of warrants	755,667	—	971,992	—
Interest expense	56,389	4,012	123,460	8,061
Loss on disposals of property, plant, and equipment	399	3,831	399	3,831
Impairment of property, plant, and equipment	—	—	25,697	—
Change in fair value of contingent consideration	—	1,600	—	1,600
Depreciation	21,241	18,786	49,718	34,360
Accretion of asset retirement obligations	267	—	435	—
Amortization of right-of-use asset	1,874	750	3,745	1,435
Stock-based compensation expense	83,939	1,304	185,357	39,978
Stock-based charitable contribution	14,390	—	14,390	—
Related party expense settled with respect to common stock	—	2,375	—	2,375
Acquisition-related transaction costs	—	1,475	438	1,475
Non-GAAP Adjusted EBITDA	$(18,340)	$14,531	$(22,413)	$9,836
Liquidity and Capital Resources
The principal uses of cash are for the operation and buildout of datacenter facilities, debt service and general corporate activities. Cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(154,300)	$1,677
Investing activities	(1,605,716)	(132,096)
Financing activities	1,065,849	(52,228)
Net change in cash, cash equivalents and restricted cash	$(694,167)	$(182,647)

Cash (used in) provided by operating activities was $(154.3) million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, HPC operations resulted in segment profit of $19.2 million as the Company began HPC operations during the third quarter of 2025. While the Company continued to profitably mine bitcoin during the six months ended June 30, 2026, the Company reported $18.9 million lower digital asset segment profit as compared to the prior year primarily due to lower bitcoin revenue partially offset by lower cost of revenue as the Company significantly curtailed operations at the Lake Mariner Data Campus during the six months ended June 30, 2026. Additionally, during the six months ended June 30, 2026 the Company reported increased interest income of $54.9 million partially offset by selling, general and administrative expenses (including related party, but exclusive of noncash stock based compensation) of $43.7 million and interest paid of $131.1 million. During the six months ended June 30, 2025, the Company also received inflows from prepaid rent from customers of $90.0 million (ii) interest income proceeds net of interest paid of $7.1 million.
Cash used in investing activities was $1,605.7 million and $132.1 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in investing activities is primarily attributed to an increase in purchases of plant and equipment of $1,164.9 million related to infrastructure intended to support expansion into HPC leasing operations and $231.4 million cash payment related to the asset acquisitions of the Justified Data Campus and the Muskie Data Campus.
Cash provided by (used in) financing activities was $1,065.8 million and $(52.2) million for the six months ended June 30, 2026 and 2025, respectively. The cash provided by financing activities for the six months ended June 30, 2026 is primarily attributed to $1,199.8 million of net proceeds from the April 2026 public offering of Common Stock and sales of Common Stock under the ATM Program, partially offset by $131.5 million in taxes paid related to net share settlements of stock-based compensation awards. During the six months ended June 30, 2025, the Company repurchased $33.3 million of treasury stock under the Share Repurchase Program and paid $18.9 million in taxes related to net share settlements of stock-based compensation awards.
Financial Condition
The Company incurred a net loss of $940.8 million and reported cash used in operating activities of $154.3 million for six months ended June 30, 2026. As of June 30, 2026, the Company had cash and cash equivalents of $2,619.2 million, a working capital balance of $(957.4) million, total TeraWulf stockholders’ equity of $147.3 million and an accumulated deficit of $2,361.2 million. During 2025, the Company leveraged its strategic transition toward HPC leasing and execution of long-term lease agreements with Fluidstack, which benefit from substantial credit support provided by Google, to enable efficient financing and funding of the phased development of the La Lupa and Akela facilities. Prior to these developments, the Company historically relied primarily on proceeds from sales of digital assets, both self-mined and distributed from the joint venture which owned the Nautilus Cryptomine Facility, and its issuances of debt and equity to fund its principal operations.
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

HPC Leasing
In December 2024, the Company entered into long-term datacenter lease agreements (the “HPC Leases”) with a customer for specified datacenter infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use datacenter space and nonlease components for power delivery, physical security, and maintenance services. As of June 30, 2026, all of the Core42 HPC Leases have commenced and one of the Fluidstack HPC Leases has partially commenced and the remaining Fluidstack HPC Leases are expected to commence in the second half of 2026 as well as in early 2027.
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
Prior to July 2024, proceeds from sales of digital assets were included within cash flows from operating activities in the condensed consolidated statements of cash flows as bitcoin was converted nearly immediately into cash during that period. Starting in July 2024, the Company no longer converts bitcoin into cash immediately and accordingly, proceeds from sales of digital assets are included within cash flows from investing activities in the condensed consolidated statements of cash flows.

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
Asset Acquisition
In an asset acquisition, the Company recognizes the assets acquired and liabilities assumed based on the cost of acquiring the assets, which generally includes the transaction costs of the asset acquisition and no gain or loss is recognized as of the date of acquisition unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the Company’s books. If the consideration given includes noncash consideration in the form of noncash assets, liabilities assumed or equity interests issued, the Company measures the cost of acquiring the assets based on either the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Goodwill is not recognized in an asset acquisition and any excess consideration transferred over the fair value of the net assets acquired is allocated to the identifiable assets based on relative fair values. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis.
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
Risk Regarding the Price of Bitcoin and Energy
Our business and development strategy is focused on maximizing revenue and profitability of our bitcoin mining fleet. As of June 30, 2026, our digital asset balance was comprised of 2 bitcoin recorded at its fair value of $133,000, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the six months ended June 30, 2026 and the fair value of bitcoin as of June 30, 2026 would have increased or decreased net loss by approximately $2.6 million.
A 10% increase or decrease in power prices during the six months ended June 30, 2026 would have increased or decreased net loss by approximately $1.5 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
From time to time, TeraWulf may be involved in various legal and administrative proceedings, lawsuits and claims incidental to the conduct of its business. Some of these proceedings, lawsuits or claims may be material and involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines, penalties, non-monetary sanctions or relief. TeraWulf recognizes provisions for claims or pending litigation when it determines that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. TeraWulf is not subject to any material pending legal and administrative proceedings, lawsuits or claims as of the date of this Quarterly Report. TeraWulf’s business and operations are also subject to extensive regulation, which may result in regulatory proceedings against TeraWulf.
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
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Reports on Form 10-Q, except for the risk factor noted below.
New York State’s temporary moratorium on certain data center permitting and potential future legislation, regulation and utility requirements could delay or increase the cost of our development plans.
Our growth strategy depends in part on the timely development of our HPC data centers, including the Cayuga Site in Lansing, New York. In July 2026, New York Governor Kathy Hochul issued Executive Order No. 62 (the “NY Executive Order”), temporarily pausing certain discretionary permits and approvals for covered data center projects while the State evaluates their impacts and develops a broader regulatory framework.
Based on our current development schedule and anticipated permitting requirements, we do not currently expect the temporary moratorium to materially affect the development timeline for the Cayuga Site. Nevertheless, the final regulatory framework, related legislation or similar requirements adopted in New York or elsewhere could delay permitting or development, require additional investments in generation, transmission, storage, environmental mitigation or community benefits, or otherwise increase project costs. These requirements could affect our ability to meet customer deployment schedules, compete in more favorable jurisdictions or achieve anticipated returns, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

ITEM 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
On June 23, 2026, the Company issued 500,000 shares of its Common Stock, which were reissued from its treasury stock, for no consideration to The TeraWulf Charitable Foundation, a private philanthropic organization focused on funding and participating in social, health, environmental and sustainability programs.
The shares were “restricted securities” for purposes of Rule 144 under the Securities Act, and had an aggregate fair market value on the issuance date of $14.4 million. The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the above shares were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of the shares did not involve a public offering.
Issuer Purchases of Equity Securities
On October 23, 2024, the Company announced that the Company’s board of directors (the “Board of Directors”) approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of its Common Stock through December 31, 2025. In May 2025, the Board of Directors agreed that the share repurchase program authorization shall continue unless and until the Company purchases $200.0 million of its Common Stock or it is revoked by the Board of Directors.
During the second quarter of 2026, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
April 1 through April 30, 2026	—	$—	—	$200,000,000
May 1 through May 31, 2026	—	—	—	200,000,000
June 1 through June 30, 2026	—	—	—	200,000,000
Total	—	$—	—	$200,000,000
ITEM 3.    Defaults Upon Senior Securities.
None.
ITEM 4.    Mine Safety Disclosures.
None.
ITEM 5.    Other Information.
Insider Trading Arrangements
During the quarter ended June 30, 2026, the following director adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:
On May 13, 2026, Steven Pincus, a member of the Company’s board of directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of the Company’s common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 100,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until August 6, 2027 or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended June 30, 2026, none of the Company’s other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

PART IV
ITEM 6.    Exhibits, Financial Statement Schedules

Exhibit Number	Description

(1.1)
Underwriting Agreement, dated as of April 14, 2026, by and among TeraWulf Inc. and Morgan Stanley & Co. LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of TeraWulf Inc.’s Current Report on Form 8-K (file no. 001-41163) filed with the SEC on April 16, 2026).

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

(10.32)
Form of Recognition Agreement, dated September 26, 2025, by and between Abernathy Data LLC (f/k/a FS AB LLC), Fluidstack USA III Inc. and Google LLC (incorporated by reference to Exhibit 10.32 of TeraWulf Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2026).

(10.33)^
Revolving Credit Agreement, dated as of May 7, 2026, among TeraWulf Inc, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and each issuing bank and lender party thereto from time to time (incorporated by reference to Exhibit 10.33 of TeraWulf Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2026).

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

**104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
____________________________
( )    Exhibits previously filed in the Company’s SEC filings as specifically noted.

#     Executive compensation plans and arrangements.
†    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.
^     Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
**Filed herewith.
***Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAWULF INC. (Registrant)

August 5, 2026	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

August 5, 2026	By:	/s/ Patrick A. Fleury
(Date)		Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

August 5, 2026	By:	/s/ William J. Tanimoto
(Date)		William J. Tanimoto Chief Accounting Officer (Principal Accounting Officer)