Form 10-Q
period 2026-09-30
TERAWULF INC.
filed 2026-11-06
CIK 1083301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 501,521,605 shares of Common Stock outstanding as of November 2, 2026.

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
•our ability to mine bitcoin profitably;
•changes in applicable laws, regulations and/or permits affecting our operations or the industries in which we operate;
•the ability to implement certain business objectives, including our bitcoin mining and HPC data center development, and to timely and cost-effectively execute related projects;
•failure to obtain adequate financing on a timely basis and/or on acceptable terms with regard to expansion or existing operations;
•adverse geopolitical or economic conditions, including a high inflationary environment, the implementation of new tariffs and more restrictive trade regulations;
•the potential of cybercrime, money-laundering, malware infections and phishing and/or loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage (and the costs associated with any of the foregoing);
•the availability and cost of power as well as electrical infrastructure equipment necessary to maintain and grow our business and operations;
•operational and financial risks associated with the Lake Mariner Data Campus, Justified Data Campus, and the Muskie Data Campus (each as defined below) including risks associated with financing project-related costs; and
•other risks, uncertainties and factors included or incorporated by reference in this Quarterly Report, including those set forth under “Risk Factors”, and those included under the heading “Risk Factors” in our annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2026, for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), and our other subsequent reports on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)
TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(In thousands, except number of shares and par value; unaudited)

	September 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,602,127	$3,266,389
Restricted cash	486,702	189,933
Accounts receivable	17,000	1,212
Digital assets	1,527	270
Prepaid expenses	20,232	6,272
Receivable for sale of equity in net assets of investee	272,762	—
Other current assets	26,739	14,197
Total current assets	2,427,089	3,478,273
Property, plant and equipment, net	4,580,681	1,507,699
Equity in net assets of investee	—	446,008
Goodwill	55,457	55,457
Operating lease right-of-use asset	103,530	103,975
Finance lease right-of-use asset	117,130	119,338
Restricted cash	266,491	266,453
Deferred charges	571,125	572,888
Restricted trust investments	19,434	—
Other assets	9,765	8,091
TOTAL ASSETS	$8,150,702	$6,558,182

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$237,710	$65,139
Accrued construction liabilities	329,054	102,582
Accrued interest	120,229	52,775
Other current liabilities	121,041	74,170
Other amounts due to related parties	400	200
Current portion of deferred rent liability	34,503	58,184
Current portion of operating lease liability	2,195	2,015
Current portion of finance lease liability	3	2
Warrant liabilities	1,088,248	844,698
Current portion of long-term debt	81,330	46,316
Short-term convertible notes	491,544	489,767
Total current liabilities	2,506,257	1,735,848
Deferred rent liability, net of current portion	—	23,285
Operating lease liability, net of current portion	23,521	22,309
Finance lease liability, net of current portion	366	289
Long-term debt	3,032,094	3,052,240

Convertible notes	1,627,342	1,582,788
Deferred tax liabilities	160	76
Other liabilities	90,414	902
TOTAL LIABILITIES	7,280,154	6,417,737

Commitments and Contingencies (See Note 12)

EQUITY:
Preferred stock, $0.001 par value, 100,000,000 authorized at September 30, 2026 and December 31, 2025; none issued and outstanding at September 30, 2026 and December 31, 2025; aggregate liquidation preference of $0 at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 950,000,000 authorized at September 30, 2026 and December 31, 2025; 525,340,360 and 444,534,694 issued at September 30, 2026 and December 31, 2025, respectively; 501,371,610 and 420,065,944 outstanding at September 30, 2026 and December 31, 2025, respectively	525	444
Additional paid-in capital	2,669,797	1,285,202
Treasury stock at cost, 23,968,750 and 24,468,750 at September 30, 2026 and December 31, 2025, respectively	(148,309)	(151,509)
Accumulated deficit	(1,651,331)	(993,692)
Total TeraWulf Inc. stockholders’ equity	870,682	140,445
Noncontrolling interests	(134)	—
Total equity	870,548	140,445
TOTAL LIABILITIES AND EQUITY	$8,150,702	$6,558,182
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands, except number of shares and per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue:
Digital asset revenue	$13,244	$43,375	$39,069	$125,416
HPC lease revenue	62,986	7,203	115,940	7,203
Total revenue	76,230	50,578	155,009	132,619

Costs and expenses:
Cost of revenue (exclusive of depreciation shown below)	25,188	17,123	39,949	63,770
Operating expenses	37,742	2,921	68,463	6,104
Operating expenses – related party	1,713	1,582	5,632	4,805
Selling, general and administrative expenses	56,781	16,550	296,797	73,119
Selling, general and administrative expenses – related party	368	126	15,056	7,989
Depreciation	29,636	26,502	79,354	60,862
(Gain) loss on fair value of digital assets, net	(591)	(338)	861	(355)
Change in fair value of contingent consideration	—	8,797	—	10,397
Impairment of property, plant, and equipment	9,724	—	35,421	—
Loss on disposals of property, plant, and equipment	3,894	1,987	4,293	5,818
Total costs and expenses	164,455	75,250	545,826	232,509

Operating loss	(88,225)	(24,672)	(390,817)	(99,890)
Interest expense	(53,554)	(9,830)	(177,014)	(17,891)
Change in fair value of warrant and derivative liabilities	728,442	(424,642)	(243,550)	(424,642)
Loss on extinguishment of debt	—	—	(7,116)	—
Interest income	28,580	4,094	86,947	7,585
Other (loss) income, net	(183)	—	747	—
Income (loss) before income tax, equity in net loss of investee and gain on sale of equity interest in investee	615,060	(455,050)	(730,803)	(534,838)
Income tax provision	(28)	—	(84)	—
Equity in net loss of investee, net of tax	(493)	—	(23,104)	—
Gain on sale of equity interest in investee	94,995	—	94,995	—
Net income (loss)	709,534	(455,050)	(658,996)	(534,838)
Less: net loss attributable to noncontrolling interests	(378)	—	(1,357)	—
Net income (loss) attributable to TeraWulf Inc.	$709,912	$(455,050)	$(657,639)	$(534,838)

Earnings (loss) per common share:
Basic	$1.42	$(1.13)	$(1.40)	$(1.37)
Diluted	$(0.03)	$(1.13)	$(1.40)	$(1.37)

Weighted average common shares outstanding:
Basic	500,068,776	401,559,291	469,883,421	390,602,067
Diluted	573,606,743	401,559,291	469,883,421	390,602,067
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands, except number of shares; unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total TeraWulf Inc. Stockholders’ Equity	Noncontrolling Interests	Total
	Number	Amount

Balances as of June 30, 2026	522,901,181	$523	$2,656,313	$(148,309)	$(2,361,243)	$147,284	$244	$147,528
Stock-based compensation expense and issuance of stock	3,375,972	2	30,017	—	—	30,019	—	30,019
Tax withholdings related to net share settlements of stock-based compensation awards	(936,793)	—	(16,533)	—	—	(16,533)	—	(16,533)
Net income (loss)	—	—	—	—	709,912	709,912	(378)	709,534
Balances as of September 30, 2026	525,340,360	$525	$2,669,797	$(148,309)	$(1,651,331)	$870,682	$(134)	$870,548

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total TeraWulf Inc. Stockholders’ Equity	Noncontrolling Interests	Total
	Number	Amount

Balances as of December 31, 2025	444,534,694	$444	$1,285,202	$(151,509)	$(993,692)	$140,445	$—	$140,445
Noncontrolling interest issued in asset acquisition	—	—	99,365	—	—	99,365	1,223	100,588
Warrant exercise	6,717,784	7	7,031	—	—	7,038	—	7,038
Common stock offering, net of issuance costs	65,385,298	65	1,199,714	—	—	1,199,779	—	1,199,779
Stock-based compensation expense and issuance of stock	15,793,993	9	215,367	—	—	215,376	—	215,376
Tax withholdings related to net share settlements of stock-based compensation awards	(7,091,409)	—	(148,072)	—	—	(148,072)	—	(148,072)
Re-issuance of treasury stock in connection with charitable contribution	—	—	11,190	3,200	—	14,390	—	14,390
Net loss	—	—	—	—	(657,639)	(657,639)	(1,357)	(658,996)
Balances as of September 30, 2026	525,340,360	$525	$2,669,797	$(148,309)	$(1,651,331)	$870,682	$(134)	$870,548

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of June 30, 2025	9,566	$9,273	414,599,543	$415	$728,217	$(151,509)	$(412,064)	$174,332
Conversion of preferred stock to common stock	(8)	(8)	—	—	(4)	—	—	(12)
Warrant exercise	—	—	3,453,166	3	3,126	—	—	3,129
Common stock issued as consideration for business acquisition	—	—	1,795,580	2	9,048	—	—	9,050
Common stock issued for Cayuga Lease to related party	—	—	18,554,688	19	110,274	—	—	110,293
2031 Convertible Notes conversion feature	—	—	—	—	511,191	—	—	511,191
Purchase of capped call	—	—	—	—	(100,600)	—	—	(100,600)
Stock-based compensation expense and issuance of stock	—	—	1,806,667	—	4,345	—	—	4,345
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(995,400)	—	(9,337)	—	—	(9,337)
Net loss	—	—	—	—	—	—	(455,050)	(455,050)
Balances as of September 30, 2025	9,558	$9,265	439,214,244	$439	$1,256,260	$(151,509)	$(867,114)	$247,341

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
	Number	Amount	Number	Amount

Balances as of December 31, 2024	9,566	$9,273	404,223,028	$404	$685,261	$(118,217)	$(332,276)	$244,445
Conversion of preferred stock to common stock	(8)	(8)	—	—	(4)	—	—	$(12)
Warrant exercise	—	—	3,453,166	3	3,126	—	—	$3,129
Common stock issued for share based liabilities due to related party	—	—	798,319	1	2,374	—	—	$2,375
Common stock issued as consideration for business acquisition	—	—	6,795,580	7	28,593	—	—	$28,600
Common stock issued for Cayuga Lease to related party	—	—	18,554,688	19	110,274	—	—	$110,293
2031 Convertible Notes conversion feature	—	—	—	—	511,191	—	—	511,191
Purchase of capped call	—	—	—	—	(100,600)	—	—	(100,600)
Treasury stock repurchased	—	—	—	—	—	(33,292)	—	(33,292)
Stock-based compensation expense and issuance of stock	—	—	9,942,826	5	44,318	—	—	44,323
Tax withholdings related to net share settlements of stock-based compensation awards	—	—	(4,553,363)	—	(28,273)	—	—	(28,273)
Net loss	—	—	—	—	—	—	(534,838)	(534,838)
Balances as of September 30, 2025	9,558	$9,265	439,214,244	$439	$1,256,260	$(151,509)	$(867,114)	$247,341

See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands; unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(658,996)	$(534,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs, commitment fees and accretion of debt discount	31,862	7,112
Accretion of deferred cash consideration in asset acquisition	1,033	—
Accretion of interest income from sale of equity in net assets of investee	(4,136)	—
Related party expense settled with respect to common stock	—	2,375
Stock-based compensation expense	215,376	44,323
Stock-based charitable contribution	14,390	—
Depreciation	79,354	60,862
Accretion of asset retirement obligations	685	—
Change in asset retirement obligations estimate	(58)	—
Amortization of right-of-use asset	5,646	2,602
Revenue recognized from digital assets mined and hosting services	(39,069)	(125,416)
Loss (gain) on fair value of digital assets, net	861	(355)
Change in fair value of contingent consideration	—	10,397
Impairment of property, plant, and equipment	35,421	—
Loss on disposals of property, plant, and equipment	4,293	5,818
Change in fair value of warrant and derivative liabilities	243,550	424,642
Loss on extinguishment of debt	7,116	—
Deferred income tax provision	84	—
Other income	(747)	—
Equity in net loss of investee, net of tax	23,104	—
Gain on sale of equity interest in investee	(94,995)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(15,848)	(3,052)
Increase in prepaid expenses	(13,960)	(3,275)
Increase in other current assets	(21,121)	(4,662)
Decrease (increase) in deferred charges	1,763	(57,462)
Decrease (increase) in other assets	215	(200)
Increase (decrease) in accounts payable	3,996	(5,651)
Increase in accrued interest and other current liabilities	50,009	46,957
Increase (decrease) in other amounts due to related parties	200	(620)
(Decrease) increase in deferred rent liability	(46,966)	86,157
Decrease in operating lease liability	(1,523)	(299)
(Decrease) increase in other liabilities	(487)	9,576
Net cash used in operating activities	(178,948)	(35,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of and deposits on plant and equipment	(2,230,788)	(445,199)
Proceeds from sales of property, plant and equipment	445	8,828

Cash paid for asset acquisitions	(234,653)	—
Acquisition of a business, net of cash acquired	—	(21,731)
Purchase of securities by trust	(22,561)	—
Proceeds from sale of securities by trust	1,997	—
Proceeds from sale of digital assets	37,011	125,775
Proceeds from sale of equity in net assets of investee	250,000	—
Net cash used in investing activities	(2,198,549)	(332,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt, net of issuance costs paid of $7,250 and $0	92,750	—
Repayment of short-term debt	(100,075)	—
Proceeds from issuance of convertible notes, net of issuance costs paid of $0 and $24,671	—	975,329
Payment of debt issuance costs	(41,419)	(1,098)
Principal payments on finance lease	—	(9,158)
Proceeds from issuance of common stock, net of issuance costs paid of $35,864 and $0	1,199,820	—
Proceeds from exercise of warrants	7,038	3,129
Payment for settlement of preferred stock conversion	—	(12)
Purchase of capped calls	—	(100,600)
Purchase of treasury stock	—	(33,292)
Payments of tax withholding related to net share settlements of stock-based compensation awards	(148,072)	(28,273)
Net cash provided by financing activities	1,010,042	806,025

Net change in cash, cash equivalents and restricted cash	(1,367,455)	438,689
Cash, cash equivalents and restricted cash at beginning of period	3,722,775	274,065
Cash, cash equivalents and restricted cash at end of period	$2,355,320	$712,754

Cash paid during the period for:
Interest	$136,078	$7,119
Income taxes	$—	$—
See Notes to Condensed Consolidated Financial Statements.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – ORGANIZATION
TeraWulf Inc. (“TeraWulf” or the “Company”) is a vertically integrated owner, developer and operator of digital infrastructure supporting high-performance computing (“HPC”) and artificial intelligence workloads, as well as bitcoin mining operations. The Company develops and operates large-scale data center campuses with access to reliable, cost-effective power infrastructure.
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
In 2024, the Company launched WULF Compute LLC (“WULF Compute”), which is focused on development and deployment of scalable digital infrastructure to support a broader HPC strategy. This business diversifies revenue by offering HPC leasing and colocation, cloud, and connectivity services for GPU-based workloads (see Note 8). The Company has entered into long-term data center lease agreements with customers for specified data center infrastructure at its Lake Mariner Data Campus in upstate New York (the “Lake Mariner Data Campus”) and recently at its newly acquired Hawesville site in Kentucky to support those customers’ HPC operations. With growing demand for high-density compute, TeraWulf’s assets are well-positioned to deliver low-cost, low-carbon power to support these workloads.
As of September 30, 2026, TeraWulf owned and operated bitcoin mining activities at the Lake Mariner Data Campus, and has energized 145 MW of capacity across three buildings and supporting infrastructure at the site. During the nine months ended September 30, 2026, two miner buildings were repurposed or placed out of service to support the HPC development at the Lake Mariner Data Campus. As of September 30, 2026, TeraWulf had energized 102 critical IT MW of HPC leasing capacity at the Lake Mariner Data Campus.
On May 21, 2025 (the “Beowulf Acquisition Date”), the Company acquired 100% of the membership interests of each of Beowulf Electricity & Data LLC, Beowulf E&D (MD) LLC, and Beowulf E&D (NY) LLC (collectively, “Beowulf E&D”). The fair value of total consideration for the transaction was approximately $54.6 million, including $3.0 million in cash and 5.0 million shares of the Company’s common stock (“Common Stock”) issued on the Beowulf Acquisition Date. The purchase agreement also included up to $19.0 million in contingent cash payments and up to $13.0 million in additional Common Stock, subject to the achievement of several earnout milestones related to the expansion of the Company’s data center business and project financing initiative (see Note 3). As part of the acquisition, 94 employees of Beowulf E&D, including site staff at the Lake Mariner Data Campus and corporate personnel, were transitioned to TeraWulf. In addition, the existing Administrative and Infrastructure Services Agreement (the “Services Agreement”) (see Note 16) with Beowulf E&D was terminated on the Beowulf Acquisition Date.
On October 27, 2025, the Company, through its subsidiary Big Country Wulf LLC (the “TeraWulf Member”), and Fluidstack CS I Inc. (“Fluidstack Member”) (each a “Member” and collectively the “Abernathy Members”) entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) to govern the terms of operation of FS CS I LLC (the “Abernathy Joint Venture”), which had the purpose of constructing and operating a 168 MW critical IT load data center campus in Abernathy, Texas (the “Abernathy HPC Campus”). The Fluidstack Member is a subsidiary of Fluidstack Ltd., a leading Artificial Intelligence (“AI”) cloud platform. In July 2026, the Company entered into a definitive agreement to sell its entire 50.1% equity interest in the Abernathy Joint Venture to the Fluidstack Member and certain other purchasers (see Note 11).
On February 2, 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site in Hawesville, Kentucky (the “Justified Data Campus” or “Hawesville”). The Company exercised an exclusivity option to purchase the Justified Data Campus, which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network (see Note 3). The Justified Data Campus seller was granted a 6.8% minority equity interest in TeraWulf’s Justified Data Campus development entity, which is intended to develop and own an AI/HPC data center on the property (see Note 11). The total consideration for the transaction was approximately $301.9 million including cash consideration and the fair value of minority equity interest granted. In July 2026, the Company entered into a long-term data center lease agreement with Anthropic to support its HPC operations at the Justified Data Campus (see Note 8).

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On February 2, 2026, the Company announced the entry into an Equity and Asset Purchase Agreement (the “Morgantown Purchase Agreement”) for the Morgantown generating station in Charles County, Maryland. The Morgantown Purchase Agreement was signed in late 2025 and contemplates the acquisition of the Morgantown generating station, a grid-connected power generation facility with approximately 210 MW of current operational capacity, including electrical infrastructure, associated real property, contracts and other assets (“Morgantown”). The closing of the Morgantown acquisition is subject to certain third-party consents and customary regulatory approvals, including from the Federal Energy Regulatory Commission (“FERC”). On July 29, 2026, FERC authorized the pending acquisition of the Morgantown generating station, but certain other closing conditions and required consents remain outstanding.
On May 22, 2026, the Company closed the acquisition of a hyperscale AI/HPC development site located in Eastern Kentucky (the “Muskie Data Campus” or “Muskie”), pursuant to a membership interest purchase agreement (“MIPA”) under which the Company acquired 100% of the issued and outstanding membership interests of Industrial Equity Partners LLC (“IEP”). IEP owned or had the contractual rights to approximately 308 acres of land located in Grayson, Kentucky under a pre-existing land purchase agreement. Concurrent with the closing of the acquisition, IEP completed the purchase of an initial parcel consisting of approximately 164 acres of land and in August 2026, the Company completed the purchase of the optional parcels consisting of approximately 144 acres. In connection with the acquisition, the Company entered into an electric service agreement and a related letter of agreement with Kentucky Power Company providing for electric service and the construction of related transmission infrastructure to support up to 1 GW of capacity for the Muskie Data Campus. In September and October 2026, the Company executed two purchase and sale agreements for the purchase of certain real properties nearby or adjacent to the Muskie Data Campus which have not yet closed as of the date on which these condensed consolidated financial statements were issued.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company recorded revenue from mining of $13.2 million and $39.1 million during the three and nine months ended September 30, 2026, respectively, and $43.4 million and $125.4 million during the three and nine months ended September 30, 2025, respectively.
HPC Leasing
In December 2024 and August 2025, the Company entered into long-term data center lease agreements (the “Core42 HPC Leases” and the “Fluidstack HPC Leases”, respectively, and collectively, the “HPC Leases”) with customers for specified data center infrastructure at the Lake Mariner Data Campus to support the customers’ HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. As of September 30, 2026, all of the Core42 HPC Leases have commenced and one of the Fluidstack HPC Leases has commenced and the remaining Fluidstack HPC Leases are expected to commence in the fourth quarter of 2026 as well as in early 2027.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has elected the practical expedient available under ASC 842 to combine the nonlease revenue components that have the same pattern of transfer as the related operating lease components into a single combined component. The single combined component is accounted for under ASC 842 as an operating lease if the lease components are the predominant components and is accounted for under ASC 606 if the nonlease components are the predominant components. The lease components are the predominant components in the Company’s HPC Leases and the single combined component in these arrangements is accounted for under the operating lease guidance of ASC 842. Recognition of HPC lease revenue begins when the Company determines the asset has been made available for the customer’s use.
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
The lease agreements also provide for variable payments for certain fit-out services as requested by the customer and the Company recognizes revenues as performance obligations are satisfied, unless the Company and the customer agree to include the costs in the base rent. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its customers. These costs are passed through to the customers, generally with a mark-up, and, in accordance with GAAP, are included in the Company’s HPC lease revenue.
During the three and nine months ended September 30, 2026, the Company recorded HPC lease revenue of $63.0 million and $115.9 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded HPC lease revenue of $7.2 million.
Cost of Revenue
Cost of revenue for mining pool revenue is comprised primarily of direct costs of electricity, but excludes depreciation which is separately presented. Cost of revenue for HPC lease revenue is comprised primarily of direct costs of electricity and also includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.
Power Curtailment Credits
Proceeds from participation in demand response programs are recorded as a reduction in cost of revenue in the condensed consolidated statements of operations for the period in which the corresponding demand response program occurs. The Company recorded demand response program amounts of approximately $3.2 million and $20.1 million during the three and nine months ended September 30, 2026, respectively, and $7.4 million and $13.3 million during the three and nine months ended September 30, 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
Highly liquid instruments with an original maturity of three months or less are classified as cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $1,602.1 million and $3,266.4 million, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company considers cash and marketable securities to be restricted when withdrawal or general use is legally restricted. The Company reports restricted cash in the condensed consolidated balance sheets and determines current or noncurrent classification based on the expected duration of the restriction. The Company had restricted cash of $486.7 million and $266.5 million classified as current and noncurrent assets, respectively, in the condensed consolidated balance sheet as of September 30, 2026. The Company had restricted cash of $189.9 million and $266.5 million classified as current and noncurrent assets, respectively, in the condensed consolidated balance sheet as of December 31, 2025.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that total to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,602,127	$3,266,389
Restricted cash (current)	486,702	189,933
Restricted cash (noncurrent)	266,491	266,453
Cash, cash equivalents and restricted cash	$2,355,320	$3,722,775
The Company maintains the majority of cash, cash equivalents and restricted cash balances at three large financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s accounts at these institutions are insured, up to $250,000, by the FDIC. As of September 30, 2026, the Company’s bank balances exceeded the FDIC insurance limit by $2,295.1 million. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.
Restricted Trust Investments
In connection with the acquisition of Beowulf E&D, the Company funds a trust administered by a trustee for the benefit of certain eligible beneficiaries. The Company determined that the trust is a variable interest entity and that the Company is the primary beneficiary and, accordingly, consolidates the trust. The trust’s investments in cash equivalents and marketable securities are recorded at fair value based on quoted prices in active markets, with changes in fair value recognized in other (loss) income, net. Use of the trust’s assets is restricted to the purposes specified in the trust agreement, and the assets are not available to fund the Company’s operations. As the assets of the trust are restricted as to distribution until 2030, they are classified as noncurrent in the condensed consolidated balance sheet as of September 30, 2026.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplemental Cash Flow Information
The following table shows supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of noncash activities:
Operating right-of-use asset obtained in exchange for lease obligation	$2,914	$13,192
Finance right-of-use asset obtained in exchange for lease obligation	$79	$—
Common stock issued for Cayuga Lease to related party	$—	$110,293
Purchases of and deposits on plant and equipment in accounts payable, accrued construction liabilities, accrued interest, other current liabilities and long-term debt	$628,777	$107,099
Credit for sale of electrical equipment pursuant to reimbursement agreement	$600	$—
Transfer of other current assets to property, plant and equipment	$11,194	$—
Interest capitalized to equity in net assets of investee	$665	$—
Asset retirement obligations assumed in asset acquisition	$16,821	$—
Noncontrolling interest issued in asset acquisition	$100,588	$—
Deferred consideration in asset acquisition	$43,762	$—
Contingent consideration in asset acquisition	$90,000	$—
Receivable for sale of equity in net assets of investee	$268,626	$—
Common stock issued for share based liabilities due to related party	$—	$2,375
Share based liability due to related party for business acquisition	$—	$10,747
Consideration related to transition services agreement for business acquisition	$—	$1,300
Settlement of preexisting relationships in business acquisition	$—	$2,315
Common stock issued as consideration for business acquisition	$—	$28,600
Warrants issuance	$—	$515,481
Digital Assets
Digital assets consist of bitcoin earned as noncash consideration for providing hash computation services to a mining pool in accordance with the Company’s revenue recognition policy. Digital assets are classified as a current asset in the condensed consolidated balance sheets because they are highly liquid and the Company expects to sell them within the next twelve months to support operations.
The Company measures digital assets at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “(gain) loss on fair value of digital assets, net” in the condensed consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “(gain) loss on fair value of digital assets, net” in the condensed consolidated statements of operations. The Company recorded (gain) loss on fair value of digital assets, net of $(0.6) million and $0.9 million during the three and nine months ended September 30, 2026, respectively, and $(0.3) million and $(0.4) million during the three and nine months ended September 30, 2025, respectively.
Bitcoin earned through mining activities is recorded as an adjustment in the condensed consolidated statements of cash flows, reconciling net income (loss) to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.

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
Concentrations
During 2026 and 2025, the Company contracted with one supplier for the provision of bitcoin miners and one mining pool operator. For the three and nine months ended September 30, 2026, the Company’s HPC lease revenue was generated from two customers. For the three and nine months ended September 30, 2025, 100% of the Company’s HPC lease revenue was generated from one customer. The Company does not believe that these counterparties represent a significant performance risk. If the market value of bitcoin declines significantly, the condensed consolidated financial condition and results of operations of the Company may be adversely affected.
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
During the three and nine months ended September 30, 2026, the Company recorded accretion expense on asset retirement obligations of $0.3 million and $0.7 million, respectively, which is included within operating expenses in the condensed consolidated statements of operations. As of September 30, 2026, the Company recorded asset retirement obligations of $15.0 million within other current liabilities in the condensed consolidated balance sheet.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations during the nine months ended September 30, 2026 is as follows (in thousands):

Asset retirement obligation, beginning of period	$—
Liabilities assumed upon acquisition	16,821
Accretion expense	685
Liabilities settled	(2,418)
Change in estimate	(58)
Asset retirement obligation, end of period	$15,030
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
Earnings (loss) per Share
The Company computes earnings (loss) per share using the two-class method required for participating securities. Participating securities are securities that may participate in undistributed earnings with Common Stock. Under the two-class method, net income attributable to TeraWulf Inc., less dividends declared or accumulated on preferred stock, is allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Undistributed losses are allocated to participating securities only to the extent that the holders of such securities are contractually obligated to share in such losses.
Basic earnings (loss) per share of Common Stock is calculated by dividing the Company’s net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings (loss) per share is computed by adjusting net income (loss) attributable to common stockholders and the weighted average number of shares of Common Stock outstanding for the effects of potentially dilutive securities. The Company uses the treasury stock method for Common Stock warrants and restricted stock units (“RSUs”), and the if-converted method for the convertible notes. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share when their effect would be anti-dilutive.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the computation of basic and diluted earnings (loss) per share for the periods presented (in thousands, except number of shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to TeraWulf Inc.- basic	$709,912	$(455,050)	$(657,639)	$(534,838)
Adjustment for diluted earnings (loss) per share
Google warrants	(728,442)	—	—	—
Net loss attributable to TeraWulf Inc. - diluted	$(18,530)	$(455,050)	$(657,639)	$(534,838)

Denominator:
Average number of common shares outstanding - basic	500,068,776	401,559,291	469,883,421	390,602,067
Effect of dilutive shares from Google warrants	73,537,967	—	—	—
Average number of common shares outstanding - diluted	573,606,743	401,559,291	469,883,421	390,602,067

Earnings (loss) per common share
Basic	$1.42	$(1.13)	$(1.40)	$(1.37)
Diluted	$(0.03)	$(1.13)	$(1.40)	$(1.37)
As of September 30, 2026, the Company’s potentially dilutive instruments and participating securities included Common Stock warrants, convertible notes, and RSUs issued for services. As of September 30, 2025, the Company’s potentially dilutive instruments and participating securities included convertible preferred stock, Common Stock warrants, convertible notes, restricted stock, and RSUs issued for services. As of September 30, 2026, Common Stock warrants were 77,704,450 outstanding with a weighted average strike price of $0.10, and 32,908,226 RSUs were outstanding.
Segment Reporting
The Company has two operating segments: “Digital Asset Mining,” consisting of providing hash computation services to a mining pool operator and “HPC Leasing,” consisting of providing high-density colocation services to third parties for HPC operations and all operations are domiciled in the United States of America. The reportable segments are identified based on the types of services performed. The Company’s HPC Leasing operations met the criteria to be considered a new segment during the third quarter of 2025. The Digital Asset Mining segment generates revenue from operating owned digital infrastructure and computer equipment as part of a pool of users that process transactions conducted on one or more blockchain networks. In exchange for these services, the Company receives digital assets. The HPC Leasing segment generates revenue through lease agreements providing the right to use data center space and providing power delivery, physical security, and maintenance services.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to the third quarter of 2025, the Company had one segment, Digital Asset Mining, such that the CODM was regularly provided only with consolidated expense data, as presented in the condensed consolidated statements of operations. The CODM managed this segment using consolidated net income (loss) as the primary measure of performance. In the third quarter of 2025, the Company changed the composition of its reportable segments (see Note 17).
NOTE 3 – BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Beowulf E&D
On the Beowulf Acquisition Date, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Beowulf E&D Holdings Inc., a related party due to control by a member of the Company’s management (the “Seller”), pursuant to which, among other things, the Company acquired 100% of the issued and outstanding membership interests of Beowulf E&D. The Purchase Agreement and the transaction were negotiated and approved by a special independent committee of the Company’s Board of Directors comprised entirely of independent directors. The transaction was accounted for as a business combination between entities not under common control, the purpose of which was to acquire a business comprised of 94 employees with deep experience in the development and operation of power generation assets and related electrical infrastructure. Integrating this capability directly into TeraWulf supports the Company’s long-term growth strategy, especially as power generation becomes increasingly integral to HPC operations.
Pursuant to the Purchase Agreement, in full consideration of the acquisition of Beowulf E&D, the Company agreed to pay the Seller:
•On the Beowulf Acquisition Date (i) $3.0 million in cash and (ii) 5.0 million shares of Common Stock.
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
•Upon the execution by the Company of a data center lease for the CB-3 Project (the “CB-3 Earnout Milestone”), $13.0 million in cash.
Prior to the transaction, Beowulf E&D also performed certain administrative services to certain affiliates of the Seller. Concurrent with the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) through which the Company, along with Beowulf E&D, agreed to provide to certain affiliates of the Seller, who are related parties of the Company due to control by a member of the Company’s management, certain transition services including, but not limited to, services related to tax and accounting, human resources and payroll, information technology, legal, and other general services for a period of two years, unless terminated early in accordance with the provisions of the TSA. In consideration for the services, the Seller affiliates agreed to pay the Company a quarterly fee of $100 as well as reimbursement for third-party expenses incurred in the performance of the services. The Company determined that the TSA is not separate from the business combination and represented additional consideration transferred in the business combination. Accordingly, the Company recorded a liability at fair value at the Beowulf Acquisition Date of $1.3 million to be amortized over the two-year term of the TSA. The Company had a $0.4 million and $0.9 million liability related to the future services to be provided under the TSA included in other liabilities in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
The following table summarizes the Beowulf Acquisition Date fair value of the aggregate consideration paid for Beowulf E&D pursuant to the Purchase Agreement (in thousands):

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
(2)    The fair value of the Common Stock issued as part of the consideration paid for Beowulf E&D was determined on the basis of the closing market price of Common Stock on the Beowulf Acquisition Date.
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
(7)    The Company determined the acquisition of Beowulf E&D in effect settled the preexisting relationships between the Company and Beowulf E&D and increased the consideration transferred by $2.3 million reflecting the effective termination of the Services Agreement and the related net receivables due to the Company from Beowulf E&D as of the Beowulf Acquisition Date. The Services Agreement was determined to be comparable when compared with pricing for current market transactions for the same or similar items.

During the three months ended September 30, 2025, (i) the CB-1 Earnout Milestone was achieved and the Company paid $6.0 million in cash and issued 1.8 million shares of Common Stock to the Seller, (ii) the CB-3 Earnout Milestone was achieved and the Company paid $13.0 million in cash to the Seller and (iii) the Project Financing Closing was achieved and the Company issued 1.2 million shares of Common Stock to the Seller. The Company recognized the difference between the carrying value of the contingent consideration liabilities and the fair value of consideration transferred upon achievement of the respective earnout milestones of $8.8 million and $10.4 million is included in change in fair value of contingent consideration in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.
The Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, with the difference between the fair value of the net assets acquired and the purchase consideration reflected in goodwill. The total purchase price of $54.6 million was allocated using information available to the Company at the time of acquisition. The purchase price allocation was based on preliminary valuations and subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available, including certain tax matters, during the measurement period (up to one year from the Beowulf Acquisition Date). No adjustments were identified or recorded during the measurement period.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the allocation of the purchase price as of the Beowulf Acquisition Date (in thousands):

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
The Company determined the eligible employee trust is a VIE and that the Company is the primary beneficiary of the trust as the Company has the power to direct the activities that most significantly impact the economic performance of the trust and the obligation to absorb losses or the right to receive benefits of the trust that could potentially be significant. During the nine months ended September 30, 2026, the Company funded the trust with $20.6 million based on capital expenditures for the period from the Beowulf Acquisition Date to December 31, 2025, for the development and buildout of the Company’s HPC data centers, which is recorded in restricted trust investments in the condensed consolidated balance sheet as of September 30, 2026.
In 2025, the Company incurred acquisition-related costs of $1.5 million in connection with the Beowulf E&D acquisition.
Results of operations of the business acquired have been included in the Company’s condensed consolidated financial statements subsequent to the Beowulf Acquisition Date. During the three and nine months ended September 30, 2025, the Company’s condensed consolidated financial statements included no revenue, $2.3 million and $3.4 million in selling, general and administrative expenses and $0.3 million and $0.4 million in selling, general and administrative expenses – related party, respectively, in the condensed consolidated statement of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to the Beowulf Acquisition Date, substantially all of Beowulf E&D’s revenues were earned pursuant to the services it provided to the Company under the Services Agreement, which would be considered intercompany and eliminate on a pro forma basis. Additionally, the expenses incurred by Beowulf E&D in providing the services to the Company per the Services Agreement prior to the Beowulf Acquisition Date are reflected in the fees previously paid by the Company, such that Beowulf E&D’s pro forma expenses, prior to the Beowulf Acquisition Date, are included in selling, general and administrative expenses – related party and operating expenses – related party in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 (see Note 16).
Accordingly, the Company determined its condensed consolidated financial statements for the three and nine months ended September 30, 2025, in all material respects, reflect on a pro forma basis what the Company’s revenues and earnings would have been if the business acquisition had occurred at the beginning of the prior year.
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
Total consideration in the Justified Data Campus asset acquisition consisted of (i) $200.0 million in cash and (ii) a 6.8% non-dilutive minority equity interest in the Company’s subsidiary formed to develop and own an AI/HPC data center on the property. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying net assets acquired, on a relative fair value basis, were recorded on the Company’s books as of February 2, 2026, the closing date of the Justified Data Campus acquisition. Additionally, transaction costs directly related to the Justified Data Campus acquisition were capitalized as a component of the net assets acquired.
The following table summarizes the fair value of the consideration transferred for the Justified Data Campus (in thousands):

Consideration:
Cash consideration	$200,000
Fair value of noncontrolling interest(1)	100,588
Direct transaction costs	1,350
Total consideration	$301,938
(1)    The consideration transferred included noncash consideration in the form of equity interests issued. The Company measured the cost of acquiring the assets based on the fair value of the net assets acquired which was more clearly evident and readily measurable than the fair value of the nonmonetary portion of consideration. The minority equity interest had an estimated fair value of $100.6 million as of the Justified Data Campus acquisition date, based on the difference between fair value of the net assets acquired on the Justified Data Campus acquisition date and the $200.0 million cash consideration, of which (i) $1.2 million represented the initial carrying amount of the 6.8% minority equity interest and was recorded as noncontrolling interest in the condensed consolidated balance sheet and (ii) $99.4 million represented the excess of the fair value of the minority equity interest over the carrying amount and was recorded as additional paid-in capital in the condensed consolidated balance sheet.

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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Total consideration for the Muskie Data Campus asset acquisition consisted of (i) $30.0 million in cash paid at closing, (ii) $50.0 million of deferred cash consideration due on the first anniversary of closing, and (iii) contingent consideration of up to $90.0 million, determined at $90,000 per MW of power capacity delivered to the Muskie Data Campus under an agreement with Kentucky Power Company, up to a maximum of 1,000 MW due upon achievement of the applicable milestones, and only to the extent the milestones are achieved within 15 years following closing. The Company determined that payment of the $90.0 million was probable and recognized this amount as a component of the cost of the acquired assets and is included within other liabilities in the condensed consolidated balance sheet as of September 30, 2026.
The Company may also be required to pay additional contingent consideration of up to $50.0 million, determined at $100,000 per MW of power capacity contracted under future data center lease agreements, up to a maximum of 500 MW in excess of the 1,000 MW discussed above. This contingent payment becomes due upon achievement of the applicable milestone, and only to the extent the milestone is achieved within 15 years following closing. As of September 30, 2026, the Company has not recognized the additional contingent consideration as the underlying contingency was deemed not yet probable.
The following table summarizes the costs of the acquisition of the Muskie Data Campus (in thousands):

Cash consideration at closing	$30,000
Deferred cash consideration(1)	47,065
Contingent consideration	90,000
Direct transaction costs	396
Total costs of acquisition	$167,461
(1)    The present value of the $50.0 million deferred purchase price payable one year after the closing using a discount rate of 6.7% calculated based off of an estimated credit spread of 2.8% and a 1-year risk-free rate of 3.9%, included within other current liabilities in the condensed consolidated balance sheet as of the Muskie Data Campus acquisition date.

As of the acquisition date, the Company recorded $89.3 million and $78.2 million in property, plant and equipment, net and other assets representing the land acquired and the option to purchase additional acreage, respectively. During the three months ended September 30, 2026, the Company completed the purchase of the optional parcels and paid $3.3 million in cash for the approximately 144 acres under the pre-existing land purchase agreement, resulting in the Company owning the entire 308 acres and accordingly, reclassified the $78.2 million from other assets to property, plant and equipment, net.
During the three and nine months ended September 30, 2026, the Company recognized $1.0 million of accretion relating to the deferred cash consideration, which was included in interest expense in the condensed consolidated statements of operations.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three months ended September 30, 2026, the Company posted letters of credit totaling $360.7 million consisting of $310.7 million to satisfy the collateral requirement under the ESA and $50.0 million to satisfy the initial collateral installment required under the LOA. Of this amount, $74.0 million was issued under the Company's Revolving Credit Facility (see Note 10) and $286.7 million was issued under a separate letter of credit facility that the Company cash collateralized through a deposit of $295.3 million, representing 103% of the related letters of credit, into a collateral account. Additional collateral will be required to be posted in future periods under the LOA.
In October 2026, the Company entered into an amended and restated ESA and an amended and restated LOA with Kentucky Power Company. The amended and restated ESA increases contracted capacity at the Muskie Data Campus from 500 MW to 1,000 MW, with load scheduled to ramp to 1,000 MW by October 2029. The amended and restated ESA will become effective upon approval by the Kentucky Public Service Commission (“KPSC”) on terms reasonably acceptable to both parties, and the original ESA remains in effect until such approval. The initial term is 20 years for the first 500 MW and 15 years for the additional 500 MW, each commencing on the in-service date. After the tenth year of each initial term, the Company may reduce contracted capacity by up to 20% without an exit fee upon 42 months’ notice. Larger reductions or termination are subject to exit fees.
Upon effectiveness, the amended and restated ESA requires the Company to (i) fund $100.0 million of residential customer bill credits in annual installments of $10.0 million from 2028 through 2037, (ii) pay quarterly carrying charges of up to $465.4 million on Kentucky Power Company’s construction costs for a planned generating facility, beginning upon KPSC approval of the facility and ending when the facility is placed in service, and (iii) provide additional collateral of $125.1 million within 60 days after KPSC approval of the amended and restated ESA, increasing total ESA collateral to $435.9 million (See Note 12). Until the generating facility is placed in service, energy will be charged at wholesale market cost on a pass-through basis rather than under the tariff fuel adjustment charge. On November 4, 2026, the Company entered into a Second Amended and Restated ESA (the “Second A&R ESA”) with Kentucky Power Company, which clarifies that the second phase (second 500 MW) of the contract will extend for a full 15-year term. Effectiveness of the Second A&R ESA is also subject to approval by the KPSC. The Second A&R ESA maintains the capacity increase to 1,000 MW and leaves required collateral amounts unchanged.
The amended and restated LOA, effective October 1, 2026, accelerates the scheduled completion of transmission infrastructure for the full 1,000 MW to the fourth quarter of 2029 from the fourth quarter of 2030. The LOA cost limit and remaining collateral installments are unchanged.
NOTE 4 – FAIR VALUE MEASUREMENTS
The following table presents the Company’s financial instruments measured at fair value on a recurring basis and their level within the hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measured as of September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$1,527	$1,527	$—	$—
Restricted trust investments	16,816	16,816	—	—
Warrant liabilities	1,088,248	—	—	1,088,248
	$1,106,591	$18,343	$—	$1,088,248

	Fair Value Measured as of December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Digital assets	$270	$270	$—	$—
Warrant liabilities	844,698	—	—	844,698
	$844,968	$270	$—	$844,698

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The trust’s assets are primarily invested in marketable securities of $16.8 million which are measured at fair value, with changes in fair value recognized in other (loss) income, net. For the three and nine months ended September 30, 2026, the Company recognized unrealized losses, net of $0.9 million and realized losses of $0.3 million related to the trust’s investments in marketable securities. The trust also held other investments, accounted for under the equity method of accounting or at cost, with a carrying value of $2.6 million as of September 30, 2026.
Other Fair Value Measurements
The Company has determined the fair value of the 2030 Convertible Notes, 2031 Convertible Notes, 2032 Convertible Notes and 2030 Secured Notes to be approximately $972.6 million, $1,439.8 million, $1,060.5 million and $3,280.0 million, respectively, as of September 30, 2026 (see Note 10) using Level 1 inputs. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued construction liabilities, accrued interest, other current liabilities, and other amounts due to related parties are considered to be representative of their respective fair values principally due to their short-term maturities.
Nonrecurring Fair Value Measurements
There were no additional material non-recurring fair value measurements as of September 30, 2026 and December 31, 2025, except for (i) the calculation of fair value of Common Stock issued in connection with the New Ground Lease (see Note 8), (ii) the calculation of fair value of Common Stock warrants issued in connection with amendments to the Company’s long-term debt agreement (see Note 14), in connection with the issuance of Common Stock (see Note 14), in connection with a Common Stock exchange agreement and on a standalone basis, (iii) the calculation of PSUs granted to employees as stock-based compensation (see Note 15) (iv) the calculation of the fair value of components of total consideration transferred in the business acquisition of Beowulf E&D, including contingent consideration, and the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed, (v) the calculation of the fair value of net assets acquired in the Justified Data Campus and Muskie asset acquisition, (vi) the calculation of fair value of Common Stock issued in connection with the Cayuga Lease (see Note 8), (vii) the calculation of fair value of embedded derivatives in the Company’s 2031 Convertible Notes (see Note 10), (viii) the calculation of fair value of the Google Warrants (see Note 8), and the (ix) calculation of receivable for sale of equity in net assets of investee.
The Company utilized a Black-Scholes option pricing model to value its Common Stock warrants issued in connection with the Google Backstop (see Note 8). The estimated fair value of the warrants is classified as Level 3 measurement due to the use of unobservable inputs. Key assumptions used in the valuation model included expected share-price volatility, expected term, risk-free interest rate, and dividend yield. Expected volatility was based on historical and implied stock price volatility of the Company. The risk-free interest rate was derived from U.S. Treasury yields on the grant date with a maturity corresponding to the expected life of the warrants. The Company applied a dividend yield of zero, consistent with historical practice and expectations. The Company recognized a gain (loss) of $728.4 million and $(243.6) million during the three and nine months ended September 30, 2026, respectively, and $(324.1) million during the three and nine months ended September 30, 2025, for the change in fair value of the Google Warrants which is included in change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations.
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
The Company utilized a Monte Carlo simulation in a risk-neutral framework to estimate the fair value of the contingent consideration in the Beowulf E&D business acquisition, incorporating historical and expected annual volatility of approximately 110%, based on both the Company’s and peer public companies’ data. Key assumptions used in the valuation model also included the risk-free interest rate is derived from U.S. Treasury yields on the Beowulf Acquisition Date with a maturity corresponding to the expected timing of achieving each contingent milestone. The Company applied a dividend yield of zero, consistent with historical practice and expectations.

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
In addition, the Company used a Monte Carlo simulation model to estimate the fair value of PSUs, incorporating historical and expected annual volatility of approximately 100.0% to 120.0% during the nine months ended September 30, 2026 and 2025, respectively, based on both the Company’s and peer public companies’ data.
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
NOTE 5 – DIGITAL ASSETS
The following table presents information about the Company’s bitcoin holdings as of September 30, 2026 and December 31, 2025 (in thousands, except for quantity of bitcoin):

	September 30, 2026	December 31, 2025
Number of bitcoin held	18	3
Carrying basis of bitcoin	$1,541	$269
Fair value of bitcoin	$1,527	$270
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of September 30, 2026 and December 31, 2025, the Company held no other digital assets.
NOTE 6 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Miners	$148,044	$213,655
Construction in process	2,995,761	1,069,059
Leasehold improvements	729,766	265,010
Land	409,544	—
Electrical and computer equipment	439,957	91,158
Building and improvements	16,974	—
Office furniture and fixtures	382	375
Vehicles	484	194
Total	4,740,912	1,639,451
Less: accumulated depreciation	(160,231)	(131,752)
Property and equipment, net	$4,580,681	$1,507,699

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company capitalizes a portion of the interest on funds borrowed to finance its capital expenditures. Capitalized interest is recorded as part of an asset’s cost and is depreciated over the same period as the related asset. Capitalized interest costs were $37.3 million and $90.2 million for the three and nine months ended September 30, 2026, respectively. Capitalized interest costs were $1.5 million for the three and nine months ended September 30, 2025.
Depreciation expense was $29.6 million and $79.4 million during the three and nine months ended September 30, 2026, respectively, and $26.5 million and $60.9 million during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recorded accelerated depreciation expense of $7.7 million and $22.2 million, respectively, related to a miner building and related miners of which the Company shortened their useful lives based on the shutdown of operations as well as certain electrical equipment acquired at the Justified Data Campus, each for purposes of supporting the HPC operations. During the three and nine months ended September 30, 2025, the Company recorded accelerated depreciation expense of $7.8 million related to a certain miner building and related miners of which the Company shortened its useful life based on expected shutdown of operations for purposes of supporting the HPC operations.
During the three months ended September 30, 2026, the Company recorded impairment charges of $9.7 million related to the write-down of certain miners reflecting changes in the expected net realizable values. During the nine months ended September 30, 2026, the Company recorded impairment charges of $35.4 million, consisting of $18.6 million relating to the shutdown of operations of a miner building for purposes of supporting HPC operations and the write-down of miners noted above and $16.8 million related to asset retirement costs capitalized in connection with the Justified Data Campus acquisition. The asset retirement costs were fully impaired because the assets associated with the asset retirement obligation are not expected to provide future economic benefit to the Company. The Company recorded no impairment during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, the Company sold or otherwise disposed of 5,010 and 5,370 miners and received proceeds of $0.4 million and $0.4 million, resulting in a loss on disposal of property, plant and equipment of $3.4 million and $4.0 million, respectively. In addition, during the three and nine months ended September 30, 2026 the Company sold or otherwise disposed of certain electrical equipment at the Justified Data Campus for consideration of $0 and $0.6 million credit under a reimbursement agreement (see Note 12), resulting in a loss on disposal of property, plant and equipment of $0.5 million and $0.3 million, respectively.
During the three and nine months ended September 30, 2025, the Company sold or otherwise disposed of 8,910 and 11,828 miners and received proceeds of $6.9 million and $8.8 million, resulting in a loss on disposal of property, plant and equipment of $2.0 million and $5.8 million, respectively, in the condensed consolidated statements of operations.
NOTE 7 – GOODWILL
The following table summarizes the change in the carrying amount of goodwill during the nine months ended September 30, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Goodwill
Balance as of December 31, 2025	$55,457	$—	$55,457
Additions	—	—	—
Impairment	—	—	—
Balance as of September 30, 2026	$55,457	$—	$55,457
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
The Company recorded no impairment during the three and nine months ended September 30, 2026 and 2025.
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
In October 2024, the Company terminated its existing Ground Lease and entered into a new agreement with the same related party counterparty (the “New Ground Lease”) for the Lake Mariner Data Campus. The New Ground Lease expanded the acreage of real property covered by the prior lease to support both cryptocurrency mining and HPC leasing data center operations. The New Ground Lease includes both fixed and variable payments, including an annual escalation factor and the Company’s proportionate share of the landlord’s cost to own, operate and maintain the premises. It has an initial term of 35 years, commencing on October 9, 2024, and will automatically renew for up to nine additional five-year periods unless the Company provides written notice of termination at least six months prior to the end of the initial or the then-current renewal term. Upon expiration of the New Ground Lease, all buildings and improvements on the premises will revert to the Ground Lease Lessor in good condition. As consideration for terminating the prior lease and entering into the New Ground Lease, the Company issued 20.0 million shares of Common Stock with a fair value of $68.8 million and paid $12.0 million in cash (the “Cash Lease Prepayment”) to the parent company of the Ground Lease Lessor in October 2024. The Company determined that this transaction constituted a lease modification under ASC 842.
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
In May 2025, in connection with acquisition of Beowulf E&D, the New Ground Lease was amended and restated (as amended and restated, the “A&R Lease”). While the A&R Lease did not change the parties, term or payments under the lease, the A&R Lease grants the Ground Lease Lessor the right to participate in TeraWulf’s board of directors meetings as a non-voting observer for the remainder of the A&R Lease term, provided that the Ground Lease Lessor (together with its affiliates) continues to beneficially own at least 15 million shares of Common Stock. The A&R Lease also provides that (a) Beowulf E&D has been, and is currently providing certain services in its capacity as the exclusive operator of the Lake Mariner Data Campus, (b) so long as TeraWulf is an affiliate of the Ground Lease Lessor, the lessee may designate TeraWulf or one or more of its wholly owned subsidiaries as operator of the premises (together with Beowulf E&D, each and collectively “TeraWulf Operator”), and (c) as long as TeraWulf Operator is not in material default of its services, TeraWulf Operator may not be replaced or removed as operator without the prior written consent of the Ground Lease Lessor, with such consent not to be unreasonably withheld, conditioned or delayed.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In August 2025, the A&R Lease was amended and restated (the “Second A&R Lease”). Pursuant to the terms of the Second A&R Lease, Lake Mariner Data LLC (“Lake Mariner”), an indirect wholly owned subsidiary of the Company, assigned its right, title and interest in the premises to its parent company, TeraWulf Brookings LLC (“Brookings”) and the parties adjusted the leased acreage to Lake Mariner’s current bitcoin mining operations. On the same date, the Ground Lease Lessor and Brookings entered into three new ground leases for the remaining acreage (collectively, the “Somerset-Brookings Leases”). The Somerset-Brookings Leases and the Second A&R Lease collectively cover 162.7 acres of real property and grant the respective tenants access to power and infrastructure equipment for up to 750 MW at the Lake Mariner Data Campus. This internal lease restructuring was not a substantive modification to the A&R Lease as it did not result in a change to the underlying right-of-use assets, lease term or total consideration transferred under the leasing arrangement. This restructuring enabled the Company to allocate power and infrastructure resources to its bitcoin mining and HPC subsidiaries via different subleases tailored to its data center customers.
In August 2026, the Second A&R Lease and the Somerset-Brookings Leases were amended and restated. The amendments primarily added approximately 15.6 acres of real property to one of the Somerset-Brookings Leases. As a result, the Somerset-Brookings Leases now cover approximately 178.3 acres. The amendments did not change the lease term or the renewal options. The Company accounted for the additional acreage as a separate contract under ASC 842 because the amendments granted an additional right of use, and the increase in lease payments was commensurate with the standalone price of that right of use. Consistent with the New Ground Lease, the additional right of use includes a land component, classified as an operating lease, and a building component, classified as a finance lease, which were measured using a discount rate of 7.0%.
The Cayuga Lease
On August 12, 2025 (the “Effective Date”), the Company entered into a lease agreement (the “Cayuga Lease”), related to the Company’s Lake Hawkeye site in New York with a counterparty which is a related party due to control by a member of Company management (the “Cayuga Lease Lessor”), The Cayuga Lease leases a portion of Cayuga Lease Lessor’s real property consisting of approximately 183 acres, including all structures, equipment, facilities and fixtures located thereon which the Company expects to use primarily for HPC data center operations. The Cayuga Lease has an initial term of 80 years with no renewal rights and the Company prepaid rent consisting of (i) $95.0 million in the form of Common Stock determined on the basis of a 15-day trailing VWAP by issuing 18.6 million shares of Common Stock and (ii) $3.0 million in cash during the year ended December 31, 2025. The Company is also responsible for its proportionate share of certain costs, expenses and disbursements incurred by Cayuga Lease Lessor to own, operate and maintain any other portions of the real property necessary or useful to reasonably support the Company’s use of the premises.
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
Other Lessee Arrangements
In April 2025, the Company entered into an office lease in New York (the “NY Hudson Lease”). The NY Hudson Lease, which was classified as an operating lease, commenced in September 2025 with an initial term ending March 31, 2033 and includes two five-year renewal options. The Company measured the right-of use asset and lease liability of the NY Hudson Lease in accordance with ASC 842 using a discount rate of 6.2%, which reflects the estimated incremental borrowing rate for a collateralized loan with terms comparable to the lease payments. In connection with the execution of the NY Hudson Lease, the Company posted a letter of credit for $1.4 million as security for the lease which shall remain in effect through the term of the NY Hudson Lease. The Company is required to maintain a balance of $1.4 million in a deposit account as collateral to the letter of credit, which is included in restricted cash (noncurrent) in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the acquisition of Beowulf E&D, the Company acquired four office leases of Beowulf E&D, including (i) one lease with a remaining lease terms of less than twelve months, for which the Company elected an accounting policy to not recognize this short-term lease on its balance sheet as allowed under ASC 842 as well as one lease for office space in Washington D.C. with nominal rent payments over a 13-month term, (ii) an acquired lease for a property in New York with a related party counterparty due to control by members of the Company’s management (the “NY Lease”), which was classified as an operating lease with a remaining term of 11.3 years and (iii) an acquired lease for office space in Maryland with a related party counterparty due to control by a member of the Company’s management (the “MD Lease”), which was classified as an operating lease with a remaining term of 6.1 years as of the Beowulf Acquisition Date. The Company measured the right-of-use assets and lease liabilities of the NY Lease and the MD Lease as of May 21, 2025 in accordance with ASC 842 using a discount rate of 6.9% and 6.5%, respectively, which reflects the estimated incremental borrowing rates for a collateralized loan with terms comparable to the lease payments.
In September 2025, the Company entered an equipment lease for certain standby power generation equipment which commenced in April 2026 (the “Equipment Lease”). The Equipment Lease includes fixed and variable payments over an initial term of six months with options to extend in six-month increments, up to four years. The Equipment Lease also includes a purchase option under which the Company may purchase the equipment with certain credits applied for fixed payments made during the term of the lease. As of December 31, 2025, the Company anticipated the lease would qualify as a finance lease upon commencement and classified the $6.2 million of prepaid rent and security deposits within other assets in the condensed consolidated balance sheet. During the nine months ended September 30, 2026, the Company determined it was not reasonably certain to exercise the options to extend or the purchase option and accordingly, determined the Equipment Lease is a short-term lease and reclassified the $6.2 million of prepaid rent and security deposits to other current assets.
In March 2026, the Company entered into an office lease in Florida (the “FL Office Lease”). The FL Office Lease is expected to commence in early 2027 with an initial term ending March 31, 2037. In connection with the execution of the FL Office Lease, the Company was required to pay a security deposit of $0.8 million which shall remain in effect through the term of the FL Office Lease and is included in other assets in the condensed consolidated balance sheet as of September 30, 2026.
In July 2026, the Company entered into an office lease in Wyoming with a counterparty which is a related party due to control by a member of Company management (the “Jackson Hole Lease”). The Jackson Hole Lease, which was classified as an operating lease, commenced on July 1, 2026 with a term ending June 30, 2041. The Company measured the right-of-use asset and lease liability of the Jackson Hole Lease in accordance with ASC 842 using a discount rate of 6.5%, which reflects the estimated incremental borrowing rate for a collateralized loan with terms comparable to the lease payments.
During the three and nine months ended September 30, 2026, the Company recorded operating lease expense of $1.6 million and $4.6 million, respectively, including variable expense of $0 and $0.2 million, respectively, and made cash lease payments of $1.2 million and $3.1 million, respectively. Of the total operating lease expenses, $0.7 million and $1.9 million is included in operating expenses – related party, $0.6 million and $1.8 million is included in selling, general and administrative expenses, and $0.3 million and $0.9 million is included in selling, general and administrative expenses – related party, respectively, in the condensed consolidated statements of operations during the three and nine months ended September 30, 2026, respectively.
During the three and nine months ended September 30, 2025, the Company recorded operating lease expense of $1.3 million and $3.1 million, respectively, including variable expense of $0.2 million and $0.5 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations, and made cash lease payments of $0.9 million and $1.7 million, respectively.
During the three and nine months ended September 30, 2026, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.8 million and $2.3 million, respectively, in addition to variable expense of $0.1 million and $0.4 million, respectively, in operating expenses – related party in the condensed consolidated statements of operations and made cash payments of $7,000 and $18,000, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $15,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and nine months ended September 30, 2025, the Company recorded amortization of the right-of-use asset related to its finance lease of $0.8 million and $1.0 million, respectively, including variable expense of $0.5 million in operating expenses – related party in the condensed consolidated statements of operations and made cash payments of $9.2 million and $9.2 million, respectively. The Company also recorded interest expense on finance lease liabilities of $5,000 and $15,000, respectively, included in interest expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
As of September 30, 2026, the remaining operating and finance lease terms were 12.4 and 33.1 years, respectively, and the weighted-average discount rate of operating and finance leases were 6.5% and 6.9%, respectively.
The following is a maturity analysis of the annual undiscounted cash flows of the estimated operating and finance lease liabilities as of September 30, 2026 (in thousands):

	Operating Lease Liability	Finance Lease Liability
Remainder of 2026	$945	$7
2027	3,789	28
2028	3,811	28
2029	3,870	28
2030	3,966	28
Thereafter	22,284	809
	$38,665	$928
A reconciliation of the undiscounted cash flows to the operating and finance lease liabilities recognized in the condensed consolidated balance sheet as of September 30, 2026 follows (in thousands):

	Operating Lease Liability	Finance Lease Liability
Undiscounted cash flows of the lease	$38,665	$928
Unamortized discount	12,949	559
Total lease liability	25,716	369
Current portion of lease liability	2,195	3
Lease liability, net of current portion	$23,521	$366
Lessor Accounting
In December 2024, the Company entered into long-term HPC Leases with a customer (the “Core42 HPC Leases”) for specified data center infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use data center space and nonlease components for power delivery, physical security, and maintenance services.
Two of the Core42 HPC Leases commenced in July and August 2025, respectively. During the nine months ended September 30, 2026, the remaining two Core42 HPC Leases commenced. The Core42 HPC Leases included an initial 10-year term, two five-year renewal options, and a now-expired provision for near-term capacity expansion. In August 2025, the Company entered into change orders on the Core42 HPC Leases whereby the parties agreed to additional work and an adjustment of the base lease rent and modified the 10-year term to commence upon the achievement of certain specified additional work.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Core42 HPC Leases provide for certain prepaid rent amounts (“Prepaid Rent”) representing the first 12 months of base rent under each lease for a total of $90.0 million which shall be applied towards 50% of each month’s base rent commencing on the respective commencement date of each lease until the Prepaid Rent is exhausted. During the nine months ended September 30, 2025, the Company received the $90.0 million of Prepaid Rent from the customer and as of September 30, 2026 recorded $34.5 million and $0 in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet. As of December 31, 2025, the Company recorded $58.2 million and $23.3 million in current portion of deferred rent liability and deferred rent liability, net of current portion, respectively, in the condensed consolidated balance sheet.
In August 2025, the Company entered in long-term HPC Leases with a customer (the “Fluidstack HPC Leases”) for specified data center infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. The Company determined at contract inception that these arrangements contain a lease, comprising lease components related to the right to use data center space—currently under construction—and nonlease components for power delivery, physical security, and maintenance services.
In July 2026, the Company amended certain of the Fluidstack HPC Leases to increase the aggregate contracted critical IT load under two leases from 162 MW to 168 MW. The amendments also provide for commencement on a data hall-by-data hall basis, with the affected leases expected to commence in phases during the fourth quarter of 2026 and early 2027. In connection with certain tenant-requested scope changes, the Company will receive additional base rent per kilowatt of tenant critical power beginning on the applicable data hall commencement date, subject to annual escalation.
As of September 30, 2026, one of the Fluidstack HPC Leases had commenced and the remaining leases are expected to commence in the fourth quarter of 2026 and in early 2027. Each Fluidstack HPC Lease includes an initial 10-year term and two five-year renewal options.
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
In consideration of Google providing the Google Backstop, the Company entered into Warrant Agreements with Google, pursuant to which the Company issued to Google Warrants (the “Google Warrants”) to purchase a total of 73,580,000 shares of Common Stock for an exercise price of $0.01 per share of Common Stock. The Google Warrants have an exercise period beginning on the earlier of the commencement date of each respective Fluidstack HPC Lease or 180 days after the target commencement date, as defined, of each respective Fluidstack HPC Lease and expiring on August 13, 2030 for 41,011,803 of the Google Warrants and August 17, 2030 for 32,568,197 of the Google Warrants. If the Google Warrants are not exercised by these dates and the market value of Common Stock exceeds the exercise price, the Google Warrants are automatically exercised on a net basis. As a condition to receiving the Google Warrants prior to the effective date applicable to the Google Backstop, Google has agreed to pledge the Google Warrants for the benefit of the lenders under certain financing transactions in connection with construction of the HPC buildings pursuant to a customary warrant pledge agreement until such time as the Google Backstop becomes effective. Google entered into this pledge agreement with the Company and Wilmington Trust, National Association, as collateral agent, in connection with the Company’s $3,200.0 million 2030 Secured Notes financing in October 2025 (see Note 10). During the three and nine months ended September 30, 2026, 8,443,606 of the Google Warrants became exercisable upon the commencement date of one of the Fluidstack HPC Leases.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company recorded an asset of $515.5 million based on the fair value of the Google Warrants at issuance, which is in deferred charges in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Upon the commencement of one of the Fluidstack HPC Leases, during the three months ended September 30, 2026, the Company began amortizing this asset over the life of the applicable Fluidstack HPC Lease on a straight-line basis to recognize the benefit derived from the Google Backstop. During the three and nine months ended September 30, 2026, the Company recorded amortization expense related to the Google Backstop of $1.1 million, in operating expenses in the condensed consolidated statements of operations. The Company recorded the Google Warrants in warrant liabilities in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 and changes in the fair value are recorded in change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations during the three and nine months ended September 30, 2026.
In July 2026, the Company entered into long-term data center lease agreements (the “Anthropic HPC Leases”) with Anthropic, PBC (“Anthropic”) for specified data center infrastructure at the Justified Data Campus to support Anthropic’s HPC operations. Under the Anthropic HPC Leases, the Company agreed to provide Anthropic with approximately 401 MW of critical IT load at the Justified Data Campus. The Anthropic HPC Leases commence in phases upon delivery of the applicable leased premises and satisfaction of the related commencement conditions, with all phases under the respective agreement expiring 20 years after its final phase commences. Anthropic may extend each agreement for two additional five-year terms. Delivery of the leased premises is expected to occur in phases, with initial capacity expected to be delivered in the second half of 2027 and full delivery of the 401 MW of critical IT load expected in the first half of 2028. The Anthropic HPC Leases had not commenced as of September 30, 2026.
The Company entered into commission agreements in connection with certain of its HPC Leases. The commissions were earned upon execution of the HPC Leases and receipt of Prepaid Rent, as applicable, and the Company recorded assets for the commission charges as initial direct costs and will amortize these assets over the life of the respective HPC Leases on the same basis as lease income. Certain of the commission payments become payable upon future events, including commencement of the respective HPC Leases. As of September 30, 2026 and December 31, 2025, the Company reported unamortized initial direct costs of $55.6 million and $57.4 million, respectively, included in deferred charges and $21.8 million and $27.6 million, respectively, in other current liabilities in the condensed consolidated balance sheets.
The components of HPC lease revenue for the operating lease were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease income relating to lease payments	$46,034	$5,748	$90,519	$5,748
Variable lease payments	16,952	1,455	25,421	1,455
Total HPC lease revenue	$62,986	$7,203	$115,940	$7,203
The following table represents the maturity analysis of commenced minimum operating lease payments expected to be received as of September 30, 2026, and thereafter (in thousands):

Operating Lease
Remainder of 2026	$21,162
2027	92,412
2028	129,972
2029	141,925
2030	146,183
Thereafter	906,481
$1,438,135

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Leased plant and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Electrical and computer equipment	$358,293	$46,067
Leasehold improvements	588,313	126,927
Total	946,606	172,994
Less: accumulated depreciation	(18,282)	(2,655)
Leased property and equipment, net	$928,324	$170,339
NOTE 9 – INCOME TAXES
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company has an effective tax rate of approximately 0% for each of the three and nine months ended September 30, 2026 and 2025. The Company’s effective rate differs from its statutory rate of 21% primarily due to the recording of a valuation allowance against its deferred tax assets.
ASC 740, Income Taxes (“ASC 740”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some or a portion or all the deferred tax assets will not be realized. As of September 30, 2026 and December 31, 2025, the Company estimated a portion of its deferred tax assets will be utilized to offset the Company’s deferred tax liabilities. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a valuation allowance as of September 30, 2026 and December 31, 2025 for the amount of deferred tax assets that will not be realized.
The Company had no unrecognized tax benefits as of September 30, 2026 and December 31, 2025. The Company’s policy is to recognize interest accrued and penalties related to unrecognized tax benefits in tax expense. No accrued interest or penalties were recorded during the three and nine months ended September 30, 2026 and 2025.
NOTE 10 – DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Term debt	$3,200,000	$3,200,000
Debt issuance costs and debt discount	(86,576)	(101,444)
	3,113,424	3,098,556
Less current portion of long-term debt	81,330	46,316
Total long-term debt, net of current portion	$3,032,094	$3,052,240
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The 2030 Secured Notes are fully and unconditionally guaranteed by Wulf Compute’s subsidiaries, La Lupa Data LLC, Akela Data Holdings LLC and Akela Data LLC (collectively, the “Guarantors”). The 2030 Secured Notes and related guarantees are secured by first-priority liens on (i) substantially all the assets of Wulf Compute and the Guarantors, other than certain excluded property, (ii) all equity interests of Wulf Compute held by Brookings, the direct parent company of Wulf Compute, and (iii) a designated lockbox account of Fluidstack. Additionally, in connection with the 2030 Secured Notes, Google and the Company entered into a pledge agreement. Under the pledge agreement, Google assigned and pledged to the collateral agent, its successors and permitted assigns, for the benefit of the lenders, and granted to the collateral agent, its successors and permitted assigns, for the benefit of the lenders, a security interest in all of Google’s right, title and interest in, to and under the Google Warrants. The security interests associated with the Google Warrants shall automatically terminate and/or be released upon the earlier of (i) the occurrence of the commencement date of the respective Fluidstack HPC Leases or the (ii) the payment and discharge in full of the 2030 Secured Notes.
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
The Company may redeem some or all of the 2030 Secured Notes at any time on or after October 15, 2027 at the redemption price, plus accrued and unpaid interest. Prior to October 15, 2027, the Company may redeem some or all of the 2030 Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus the applicable “make-whole” premium set forth in the agreement. Prior to October 15, 2027, the Company may also redeem up to 40% of the aggregate principal amount of the 2030 Secured Notes (which includes additional notes, if any) in an amount not to exceed the amount of the proceeds of certain equity offerings at set redemption prices, plus accrued and unpaid interest. Certain events, as described in the 2030 Secured Notes, require mandatory prepayment.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Bridge Credit Facility
In March 2026, the Company entered into a Delayed-Draw Bridge Credit Agreement (the “Bridge Credit Agreement”). The Bridge Credit Agreement provided the Company with financing under a 364-day $500.0 million delayed draw senior secured bridge facility (the “Bridge Credit Facility”), the proceeds of which may be used to finance the construction and development of the Justified Data Campus. During the nine months ended September 30, 2026, the Company borrowed $100.0 million under the Bridge Credit Facility under the Term Secured Overnight Financing Rate (“Term SOFR”) and elected an interest rate of the secured overnight financing rate published by an administrator plus an applicable margin of 2.75% per annum pursuant to the Bridge Credit Agreement.
In connection with the initial $100.0 million borrowing under the Bridge Credit Facility, the Company paid a facility commitment fee equal to 1.00% of the aggregate $500.0 million commitment, or $5.0 million, a structuring fee equal to 0.25% of the aggregate $500.0 million commitment, or $1.3 million, and $1.0 million of directly attributable legal fees, for total upfront financing costs of $7.3 million, of which $5.8 million was recorded to other assets and $1.5 million was recorded as a direct deduction from the carrying amount of the Bridge Credit Facility in the condensed consolidated balance sheet.
On April 16, 2026, the Company fully repaid the then outstanding $100.0 million principal amount under the Bridge Credit Facility, together with $0.4 million of accrued interest and agency fees, and terminated the Bridge Credit Agreement. In connection with the early termination of the Bridge Credit Agreement, the Company recorded a loss on extinguishment of debt of $0 and $7.1 million representing the write-off of unamortized debt issuance costs which is included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. No prepayment premium or penalty was payable in connection with the repayment.
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
From the closing date to the earlier of the CB-4 or CB-5 commencement dates under the Fluidstack HPC Leases (the “First Commencement Date”), borrowings under the Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (i) a Term SOFR determined by reference to the secured overnight financing rate published by an administrator therefor, plus a margin of 1.75% per annum or (ii) the ABR (as defined) plus a margin of 0.75% per annum. Thereafter, the applicable margin may range from 1.25% to 1.75% for Term SOFR loans and 0.25% to 0.75% for ABR loans based on the Company’s consolidated total debt to market capitalization ratio (as defined). The obligations under the Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all assets of the Company and certain assets of certain of the Company’s subsidiaries, in each case, subject to certain excluded assets (as defined). The Revolving Credit Agreement contains customary restrictive covenants, as well as a minimum liquidity covenant. As of September 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Prior to the First Commencement Date and as of September 30, 2026, borrowings and letters of credit outstanding under the Revolving Credit Facility were limited to $75.0 million in the aggregate. The Company did not make any borrowings or repayments under the Revolving Credit Facility and issued letters of credit for an aggregate of $74.2 million during the nine months ended September 30, 2026. As of September 30, 2026, no borrowings were outstanding and the Company had $0.8 million of remaining available letter of credit capacity. As of September 30, 2026, the effective interest rate on the outstanding letters of credit was 1.9%. In connection with entering into the Revolving Credit Agreement, the Company incurred debt issuance costs of $2.1 million, which were capitalized within other assets and are being amortized on a straight-line basis to interest expense over the term of the Revolving Credit Facility. As of September 30, 2026, the unamortized balance of such costs was approximately $1.9 million.
In October 2026, the Company amended the Revolving Credit Agreement to (i) increase the aggregate commitments under the Revolving Credit Facility from $250.0 million to $400.0 million, (ii) add an uncommitted accordion feature under which the aggregate commitments may be increased by up to $150.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions, (iii) eliminate the $150.0 million sublimit for the issuance of letters of credit and (iv) increase the aggregate limit on borrowings and letters of credit outstanding prior to the First Commencement Date from $75.0 million to $150.0 million. The amendment also provides for the release of certain collateral securing the Revolving Credit Facility upon the satisfaction of certain conditions.
Convertible Notes
The following is a summary of the Company’s convertible notes as of September 30, 2026 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(8,456)	$491,544

Convertible notes:
2031 Convertible notes	$1,000,000	$(374,740)	$625,260
2032 Convertible notes	$1,025,000	$(22,918)	1,002,082
			$1,627,342
The following is a summary of the Company’s convertible notes as of December 31, 2025 (in thousands):

	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
Short-term convertible notes:
2030 Convertible notes	$500,000	$(10,233)	$489,767

Convertible notes:
2031 Convertible notes	$1,000,000	$(416,301)	$583,699
2032 Convertible notes	$1,025,000	$(25,911)	999,089
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
The 2030 Convertible Notes will mature on February 1, 2030 (the “2030 Convertible Notes Maturity Date”), unless earlier converted by the noteholders or redeemed or repurchased by the Company. The initial conversion rate of the 2030 Convertible Notes was 117.9245 shares of Common Stock per $1,000 principal amount of 2030 Convertible Notes, which is equal to an initial conversion price of approximately $8.48 per share. The conversion rate is subject to adjustment upon the occurrence of events specified in the indenture to the 2030 Convertible Notes but will not be adjusted for accrued and unpaid interest on any 2030 Convertible Notes being converted. In addition, upon the occurrence of a make-whole fundamental change (as defined) during the make-whole fundamental change period (as defined), the Company will, in certain circumstances, increase the conversion rate by the number of additional shares described in the indenture to the 2030 Convertible Notes for a holder that elects to convert such holders’ 2030 Convertible Notes in connection with such make-whole fundamental change. As of September 30, 2026, there were no changes to the initial conversion rate.
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
As of December 31, 2025, the 2030 Convertible Notes became convertible at the option of the holder based on the achievement of the 2030 Sale Price Conversion Event and continue to be convertible as of September 30, 2026. Accordingly, the 2030 Convertible Notes are classified as short-term convertible notes in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of September 30, 2026, there were no changes to the initial conversion rate.
Prior to June 1, 2031, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter commencing (and only during such calendar quarter) after December 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter (the “2031 Sale Price Conversion Event”);
•During the five business days following any 10 consecutive trading-day measurement period in which the trading price of the 2031 Convertible Notes was less than 98% of the product of the Common Stock price and the conversion rate on each trading day;
•If the Company calls any or all of the 2031 Convertible Notes for redemption prior to the scheduled redemption date; or
•Upon the occurrence of certain specified corporate events, as defined in the indenture
As of June 30, 2026, the 2031 Convertible Notes became convertible at the option of the holder based on the achievement of the 2031 Sale Price Conversion Event. As of September 30, 2026, the 2031 Sale Price Conversion Event was no longer achieved such that the 2031 Convertible Notes are not convertible at the option of the holder. Upon conversion, the Company may settle the 2031 Convertible Notes in cash or a combination of cash and shares of Common Stock, at its election.
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
In the event of a make-whole fundamental change (as defined in the indenture), the Company may be required to increase the conversion rate for holders that elect to convert their notes during the designated make-whole fundamental change period. As of September 30, 2026, there were no changes to the initial conversion rate.
Prior to February 1, 2032, holders may convert their notes only upon the occurrence of specific conditions, including:
•If, during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2025, the last reported sale price per share of Common Stock is at least 130% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter;
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
The Company recorded stated interest on short-term debt, long-term debt and convertible notes of $68.5 million and $204.3 million for the three and nine months ended September 30, 2026, respectively, of which (i) $24.8 million and $60.2 million was capitalized interest to property, plant and equipment, net for the respective periods and (ii) $43.7 million and $144.1 million was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.
The Company recorded stated interest on short-term debt, long-term debt and convertible notes of $4.5 million and $11.4 million for the three and nine months ended September 30, 2025, respectively, of which (i) $0.6 million was capitalized interest to property, plant and equipment, net for the respective periods and (ii) $3.9 million and $10.8 million was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2026, the Company amortized $21.3 million and $62.6 million, respectively, of debt issuance costs related to short-term debt, long-term debt and convertible notes, inclusive of the discount stemming from the bifurcation of the conversion feature for the 2031 Convertible Notes, of which (i) $12.4 million and $30.0 million was capitalized interest to property, plant and equipment, net and $0 and $0.7 million was capitalized to equity in net assets of investee for the respective periods and (ii) $8.9 million and $31.9 million was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively.
During the three and nine months ended September 30, 2025, the Company amortized $6.7 million and $7.9 million, respectively, of debt issuance costs related to the 2030 Convertible Notes and the 2031 Convertible Notes, inclusive of the discount stemming from the bifurcation of the conversion feature for the 2031 Convertible Notes, of which (i) $0.8 million was capitalized interest to property, plant and equipment, net for the respective periods and (ii) $5.9 million and $7.1 million was included within interest expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Principal maturities of outstanding long term debt and convertible notes as of September 30, 2026 are as follows (in thousands):

Year ending December 31:
Remainder of 2026	$14,158
2027	210,662
2028	296,744
2029	302,678
2030	2,875,758
Thereafter	2,025,000
Total principal maturities	$5,725,000
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
The Contribution Agreement provided for the TeraWulf Member to purchase from the Fluidstack Member membership interests of the Abernathy Joint Venture representing a 50.1% ownership percentage, for an aggregate purchase price of $450.0 million, payable in installments during 2025 in accordance with and pursuant to the terms of the Abernathy Joint Venture Agreement. In addition, the Contribution Agreement provided for the TeraWulf Member to pay up to additional $50.0 million on or before December 31, 2025 to the extent reasonably agreed by the Members for a maximum total ownership percentage of 51.0%. Prior to the sale described below, the Company had paid $450.0 million in cash for 50.1% of the Abernathy Joint Venture and had not purchased any additional membership interests pursuant to the Contribution Agreement.
The Development Agreement between the Members and the Abernathy Joint Venture governed the terms and conditions of certain development, construction management and financial services to be provided by each of the respective Members in connection with the design, infrastructure, site preparation, construction and financing of the Abernathy HPC Campus. On December 29, 2025, the Abernathy Joint Venture completed a private offering of 7.250% Senior Secured Notes due 2030 (the “JV Notes”). The aggregate principal amount of JV Notes sold in the offering was $1,300.0 million. The net proceeds were intended to be used to finance a portion of the cost of construction of the Abernathy HPC Campus, to fund debt reserves, to fund $75.0 million of cash collateral to secure the Guarantor’s obligations under a certain letter of credit, and to pay fees and expenses in connection with the foregoing.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company capitalized a portion of the interest on funds borrowed to finance its investments in the Abernathy Joint Venture prior to the Abernathy Joint Venture commencing its principal operations. Capitalized interest costs were $0 and $0.7 million for the three and nine months ended September 30, 2026, respectively, and $0 for the three and nine months ended September 30, 2025.
Prior to the sale, the Abernathy Joint Venture was a VIE accounted for using the equity method of accounting.
On July 5, 2026, the TeraWulf Member entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Fluidstack Member and certain other purchasers (collectively, the “Purchasers”) to sell to the Purchasers all of the TeraWulf Member’s 50.1% membership interest in the Abernathy Joint Venture for aggregate cash consideration of approximately $530.0 million. The sale was effective as of July 5, 2026. The consideration is payable in three installments: $250.0 million within 14 days following the effective date which was received in July 2026; $150.0 million on or before December 31, 2026; and approximately $130.0 million due on or before the earlier of the date the Abernathy HPC Campus commences operations and April 30, 2027. As a result of the transaction, the TeraWulf Member no longer holds any equity interest in the Abernathy Joint Venture. The Purchasers’ payment obligations are guaranteed by their respective guarantors and secured by pledged membership interests in the Abernathy Joint Venture.
The deferred consideration receivable of $280.0 million was initially recognized at present value of $268.6 million, determined using a discounted cash flow method and an effective annual interest rate of 6.7% recorded in receivable for sale of equity in net assets of investee. The resulting discount of $11.4 million is accreted to interest income using the effective interest method. The Company recognized $4.1 million of interest income during the three and nine months ended September 30, 2026. As of September 30, 2026, the deferred consideration receivable had a carrying amount of $272.8 million in the condensed consolidated balance sheet.
In connection with the sale, the Company derecognized its equity method investment in the Abernathy Joint Venture of $423.6 million and recorded a gain on sale of equity interest in investee of $95.0 million, net of transaction costs, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
Justified Data Campus Developer
In connection with the Justified Data Campus asset acquisition in February 2026, the Justified Data Campus seller was granted a 6.8% non-dilutive minority equity interest in one of TeraWulf’s subsidiaries, which was formed to develop and own an AI/HPC data center on the property (the “Justified Data Campus Developer”). The Justified Data Campus seller has the right to request the redemption of its minority interest (the “Put Option”) starting on the first anniversary of the data center’s commencement of operations (the “Operations Anniversary Date”). The payable pursuant to the Put Option is a fixed amount, less the amount of any distributions received by the Justified Data Campus seller. The Justified Data Campus seller will not participate in the development, financing, construction, management or operation of the data center and will not have any obligations to contribute capital, unless the Put Option is not redeemed in full within 30 days after the Operations Anniversary Date. The Company determined the Justified Data Campus Developer is a VIE and as the primary beneficiary, the Company has consolidated the entity. As of September 30, 2026, the Company holds a 93.2% controlling interest in the Justified Data Campus Developer.
Upon closing of the Justified Data Campus asset acquisition, the Company recorded the 6.8% minority equity interest as noncontrolling interest in the condensed consolidated balance sheet at an initial carrying amount of $1.2 million. The noncontrolling interest is subsequently adjusted for the noncontrolling interest’s share of the Justified Data Campus’s net income or loss and is not adjusted to redemption value unless redemption becomes probable. During the three and nine months ended September 30, 2026, the Company recorded $0.4 million and $1.4 million, respectively, loss attributable to noncontrolling interest in the condensed consolidated statements of operations.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES
In June 2026, the Company entered into an agreement regarding the sale of certain electrical equipment and reimbursement of transmission system modification-related costs (the “Reimbursement Agreement”). Pursuant to the Reimbursement Agreement, the Company agreed to reimburse the generation and transmission cooperative for costs incurred to complete a transmission system modification to its substation in connection with the Justified Data Campus. The Company is expected to pay a net $10.6 million in the aggregate by the first quarter of 2027, which is net of a $0.6 million credit related to the sale of electrical equipment and is being credited against the costs of the transmission system modification. During the three and nine months ended September 30, 2026, the Company paid $9.3 million of its obligations under the Reimbursement Agreement which is included within operating expenses in the condensed consolidated statements of operations.
In the normal course of business, the Company enters into agreements with utility companies for the supply of electric capacity and energy and for the construction of related transmission infrastructure. Certain of these agreements contain provisions that require the Company to post collateral, which may take the form of cash, letters of credit, guarantees or other credit support.
Litigation
The Company is involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by the Company and, in limited cases, indemnification from third parties. The Company establishes reserves for loss contingencies when the losses are both probable and reasonably estimable. The Company records legal costs associated with loss contingencies as expenses in the period in which they are incurred. While the outcome of litigation is inherently uncertain, we do not believe any current litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.
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
No dividends were paid during the three and nine months ended September 30, 2026 and 2025.
NOTE 14 – COMMON STOCK
On September 30, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”). As a result of the matters submitted to a stockholder vote at the Special Meeting, the Company’s stockholders adopted a charter amendment increasing the number of authorized shares of Common Stock from 600,000,000 to 950,000,000. Consequently, as of September 30, 2025, TeraWulf’s Certificate of Incorporation provides for authorized shares of 1,050,000,000 divided into (a) 950,000,000 shares of Common Stock, with par value of $0.001 per share and (b) 100,000,000 shares of Preferred Stock, with par value of $0.001 per share. Each holder of a share of Common Stock shall be entitled to one vote of each common share held. Each holder of a share of Preferred Stock shall not be entitled to any voting powers, except as provided in an applicable Certificate of Designations. The board of directors may authorize one or more series of Preferred Stock and may fix the number of shares in such series and the designation, powers, preferences, rights, qualifications, limitations and restrictions in respect of the shares of such series. One series of preferred stock, the Convertible Preferred Stock, was authorized as of September 30, 2026.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the three and nine months ended September 30, 2026, the Company sold pursuant to the ATM Program 0 and 10,875,298 shares of Common Stock for net proceeds of $0 and $196.0 million, respectively. Additionally, during the three and nine months ended September 30, 2026, the Company amortized $0 and $41,000, respectively, of previously capitalized stock issuance costs to additional paid-in capital. During the three and nine months ended September 30, 2025, the Company sold no shares of Common Stock pursuant to the ATM Program. As of September 30, 2026, no amounts remained available for sale under the ATM Program.
In October 2022, the Company entered into unit subscription agreements with certain accredited investors in privately negotiated transactions (collectively, the “October Purchasers”) as part of a private placement (the “October Private Placement”) exempt from registration under the Securities Act. Pursuant to the agreements, the Company sold 7,481,747 units, each consisting of one share of Common Stock and one warrant (the “October Warrants”), exercisable at a price of $1.93 per Common Share, to the October Purchasers for an aggregate purchase price of approximately $9.4 million. Approximately $3.5 million of the aggregate purchase price related to investments by entities controlled by members of Company management. The Company allocated the proceeds between Common Stock and the October Warrants based on the relative fair values of the financial instruments, with $5.1 million allocated to the Common Stock and $4.3 million allocated to the October Warrants. During the three and nine months ended September 30, 2026, 0 and 3,492,064 October Warrants were exercised for issuance of 0 and 3,346,214 shares of Common Stock for aggregate proceeds to the Company of $0 and $3.7 million, respectively. During the three and nine months ended September 30, 2025, 543,651 October Warrants were exercised for issuance of 453,717 shares of Common Stock on a cashless basis for aggregate proceeds of $0.1 million. As of September 30, 2026, there were 2,837,302 of the October Warrants outstanding. The October Warrants are classified as equity in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
In March 2023, in connection with the fifth amendment to the LGSA the Company entered into a warrant agreement (the “Warrant Agreement”) to issue the following warrants to the lenders: (i) 27,759,265 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 10.0% of the fully diluted equity of the Company as of the fifth amendment effective date with an exercise price of $0.01 per share of the Company’s Common Stock (the “Penny Warrants”) and (ii) 13,879,630 warrants to purchase an aggregate number of shares of the Company’s Common Stock equal to 5.0% of the fully diluted equity of the Company as of the fifth amendment effective date with an exercise price of $1.00 per share of the Company’s Common Stock (the “Dollar Warrants”). The Penny Warrants were exercisable during the period beginning on April 1, 2024 and ending on December 31, 2025, and the Dollar Warrants are exercisable during the period beginning on April 1, 2024 and ending on December 31, 2026. In March 2023, in connection with the issuance of the warrants pursuant to the Warrant Agreement, the Company entered into a registration rights agreement pursuant to which the Company has agreed to provide customary shelf and piggyback registration rights to the LGSA lenders with respect to the Common Stock issuable upon exercise of the warrants described above. During the three and nine months ended September 30, 2026, 0 and 3,371,570 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprised entirely of Dollar Warrants, for aggregate proceeds to the Company of $0 and $3.4 million, respectively. During the three and nine months ended September 30, 2025, 2,999,449 warrants issued in connection with the LGSA were exercised for issuance of the same number of shares of Common Stock, comprised entirely of Dollar Warrants, for aggregate proceeds to the Company of $3.0 million, respectively. The Penny Warrants and Dollar Warrants are classified as equity in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.
In October 2024, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s outstanding shares of Common Stock through December 31, 2025. During the three and nine months ended September 30, 2026, the Company did not repurchase Common Stock under the share repurchase program. During the three and nine months ended September 30, 2025, the Company repurchased 0 and 5,900,000 shares of Common Stock for $0 and $33.3 million, respectively. In May 2025, the Board of Directors authorized an increase of the share repurchase program in the amount of $151.4 million. Additionally, the Board of Directors agreed that the share repurchase program authorization shall continue unless and until the Company purchases $200.0 million of Common Stock or it is revoked by the Board of Directors. As of September 30, 2026, the Company has the capacity to repurchase $200.0 million of outstanding shares of Common Stock under the share repurchase program.
In April 2026, the Company closed a stock offering of 54,510,000 shares of Common Stock at a public offering price of $19.00 per share, resulting in gross proceeds of approximately $1,035.7 million, before deducting underwriting discounts and commissions and other offering expenses. Net proceeds from the offering were approximately $1,003.8 million.
No dividends were declared during the three and nine months ended September 30, 2026 and 2025.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 15 – STOCK-BASED COMPENSATION
In May 2021, the Company made effective the 2021 Omnibus Incentive Plan (the “Plan”) for purpose of attracting and retaining employees, consultants and directors of the Company and its affiliates by providing each the opportunity to acquire an equity interest in the Company or other incentive compensation in order to align the interests of such individuals with those of the Company’s stockholders. The Plan provides for a maximum number of shares to be issued, limitations of shares to be delivered for incentive stock options and a maximum compensation amount for any non-employee member of the board of directors, among other provisions. The form of grants under the Plan includes stock options, stock appreciation rights, restricted stock and RSUs. In May 2025, the Company’s stockholders approved an amendment of the Plan to (i) increase the number of shares authorized for issuance thereunder to 54,096,290 shares of Common Stock, (ii) eliminate the Plan’s automatic annual share increase provision, and (iii) increase the number of shares of Common Stock authorized for issuance for grants of incentive stock options to 13,524,073 shares of Common Stock. The Company recorded stock-based compensation expense of $30.0 million and $215.4 million for the three and nine months ended September 30, 2026, respectively, and $4.3 million and $44.3 million for the three and nine months ended September 30, 2025, respectively.
Certain employees, in lieu of paying withholding taxes on the vesting of certain shares of restricted stock and RSU awards, authorized the withholding of an aggregate of 936,793 and 7,091,409 shares of Common Stock to satisfy statutory withholding requirements related to such vesting during the three and nine months ended September 30, 2026, respectively, and withholdings of an aggregate 995,400 and 4,553,363 shares of Common Stock during the three and nine months ended September 30, 2025, respectively. Shares withheld for the payment of withholding taxes are not deemed issued under the Plan and remain available for issuance. Additionally, the Company issued 3,292 and 13,820 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and nine months ended September 30, 2026, respectively, and 0 and 21,869 shares of Common Stock to members of the board of directors for payment of quarterly fees in lieu of cash payments during the three and nine months ended September 30, 2025, respectively.
The following table summarizes the activities for unvested RSUs granted to employees and members of the board of directors during the nine months ended September 30, 2026:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	15,313,881	$4.78
Granted	33,121,368	$12.40
Vested	(15,660,841)	$9.31
Forfeited/canceled	(12,401)	$12.78
Unvested as of September 30, 2026	32,762,007	$10.32
The requisite service period for RSUs is generally three years. RSUs granted as set out in the table above include PSUs representing 10,871,273 shares with vesting based on market conditions tied to the Company’s stock price during the nine months ended September 30, 2026. The PSUs are subject to performance-based vesting conditions measured over a three-year performance period and vest based on the Company’s achievement of certain stock price hurdles by certain determination dates, subject to the respective employee’s continued service through the applicable determination date. The stock price hurdle is calculated using the VWAP of Common Stock as reported by the Nasdaq during the 20 trading days immediately preceding the applicable determination date. Any unvested PSUs will be forfeited if the performance targets are not achieved within three years of the grant date. There were no unvested PSUs as of September 30, 2026. Restricted stock is immediately vested on the grant date, but shall not be assigned, sold or transferred by the participant until one year from the grant date. There was no restricted stock outstanding as of September 30, 2026. As of September 30, 2026, there was $257.2 million of unrecognized compensation cost related to unvested RSUs granted to employees and members of the board of directors. The amount is expected to be recognized over a weighted average period of 1.1 years.
The following table summarizes the activities for unvested RSUs granted to non-employees, excluding members of the board of directors, during the nine months ended September 30, 2026:

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2025	274,664	$4.63
Granted	5,887	$12.74
Vested	(119,332)	$1.24
Forfeited/canceled	(15,000)	$3.30
Unvested as of September 30, 2026	146,219	$7.87
The requisite service period for grants, including derived service periods for RSUs with market conditions, is generally three years. As of September 30, 2026, there was $0.7 million of unrecognized compensation cost related to unvested non-employee, excluding members of the board of directors, RSUs. The amount is expected to be recognized over a weighted average period of 0.9 year.
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
For the base fee, the Company originally agreed to pay Beowulf E&D in monthly installments an annual fee for the first year in the amount of $7.0 million and, thereafter, an annual fee equal to the greater of $10.0 million or $0.0037 per kilowatt hour of electric load utilized by the bitcoin mining facilities. In March 2023, TeraWulf and Beowulf E&D entered into an Amendment No. 1 to the Services Agreement, pursuant to which TeraWulf agreed to pay Beowulf E&D, effective as of January 1, 2023, a reduced annual base fee equal to $8.5 million payable in monthly installments, until all obligations under the Company’s loan, guarantee and security agreement, as amended and restated from time to time, are either indefeasibly repaid in full or refinanced, at which point the annual base fee will increase to $10.0 million, which occurred in July 2024. The Services Agreement also provides for reimbursement of cost and expenses incurred in connection with providing the services. On May 21, 2025, the Company acquired Beowulf E&D which terminated the Services Agreement between the Company and Beowulf E&D. For the nine months ended September 30, 2025, prior to the Company’s acquisition of Beowulf E&D, the Company paid Beowulf E&D $15.3 million under the Services Agreement, including payments related to construction agreements with contractors at the Lake Mariner Data Campus. For the three and nine months ended September 30, 2025, selling, general and administrative expenses – related party in the condensed consolidated statements of operations included $0 and $7.9 million, respectively, and operating expenses – related party in the condensed consolidated statements of operations included $0 and $1.4 million, respectively, in each case related to the base fee and reimbursement of costs and expenses. Following the termination of the Services Agreement, no amounts were incurred or paid during the three and nine months ended September 30, 2026.
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

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

During the nine months ended September 30, 2025, due to the change in the Company’s strategy to focus on development and deployment of infrastructure to support HPC workloads, the Company agreed to settle the final 100 MW performance-related milestone on a pro-rata basis for the 95 MW of cryptocurrency mining load deployed and recognized $2.4 million of performance milestone expense included in selling, general and administrative expenses – related party in the condensed consolidated statements of operations for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company issued 798,319 shares of Common Stock with a fair value of $2.4 million to settle the share-based liabilities due to a related party.
In January 2022, the Company established The TeraWulf Charitable Foundation (the “Foundation”), a private philanthropic organization focused on funding and participating in social, health, environmental, and sustainability programs. Certain of the Company’s officers also serve as officers of the Foundation. In June 2026, the Company’s Board of Directors authorized the Company to make annual charitable contributions of up to $13.0 million to the Foundation per calendar year, in cash, shares of Common Stock, or a combination thereof, subject to determination by the Company’s authorized officers. The Board approved the 2026 annual contribution in the form of 500,000 shares of Common Stock, which were reissued from treasury stock. The Company reissued 0 and 500,000 shares during the three and nine months ended September 30, 2026, with a fair value on the issuance date of $0 and $14.4 million, respectively, which is included in selling, general and administrative expenses – related party.
NOTE 17 – SEGMENTS
The following table presents revenue and segment profit (loss) by reportable segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
HPC Leasing Segment
HPC lease revenue	$62,986	$7,203	$115,940	$7,203
Cost of revenue (exclusive of depreciation)	15,398	326	22,301	326
Operating expenses (including related party)	36,982	1,697	63,787	2,016
HPC leasing segment profit	$10,606	$5,180	$29,852	$4,861

Digital Asset Mining Segment
Digital asset mining revenue	$13,244	$43,375	$39,069	$125,416
Cost of revenue (exclusive of depreciation)	9,790	16,797	17,648	63,444
Operating expenses (including related party)	2,473	2,806	10,308	8,893
Digital asset mining segment profit	$981	$23,772	$11,113	$53,079

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a reconciliation of the reportable segment profit to income (loss) before income taxes, equity in net income (loss) of investee and gain on sale of equity interest in investee included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025

Reportable segment profit	$11,587		$28,952	$40,965	$57,940
Selling, general and administrative expenses	56,781		16,550	296,797	73,119
Selling, general and administrative expenses – related party	368		126	15,056	7,989
Depreciation	29,636		26,502	79,354	60,862
(Gain) loss on fair value of digital assets, net	(591)		(338)	861	(355)
Change in fair value of contingent consideration	—		8,797	—	10,397
Impairment of property, plant, and equipment	9,724		—	35,421	—
Loss on disposals of property, plant, and equipment	3,894		1,987	4,293	5,818
Operating loss	(88,225)		(24,672)	(390,817)	(99,890)
Interest expense	(53,554)		(9,830)	(177,014)	(17,891)
Change in fair value of warrant and derivative liabilities	728,442	—	(424,642)	(243,550)	(424,642)
Loss on extinguishment of debt	—		—	(7,116)	—
Interest income	28,580		4,094	86,947	7,585
Other (loss) income, net	(183)		—	747	—
Income (loss) before income tax, equity in net loss of investee and gain on sale of equity interest in investee	$615,060		$(455,050)	$(730,803)	$(534,838)
NOTE 18 – SUBSEQUENT EVENTS
On November 4, 2026, the Company, certain of its subsidiaries and Anthropic entered into credit support agreements with Google in connection with each of the Anthropic HPC Leases.
Pursuant to the credit support agreements, Google will backstop certain obligations of Anthropic under the Anthropic HPC Leases, effective upon commencement of the last data hall under the corresponding Anthropic HPC Lease. Specifically, in the event of a payment default under an Anthropic HPC Lease, or if Anthropic becomes subject to an insolvency event, following notice from the landlord subsidiary, Google will have the option to (i) pay all rent currently due under the applicable lease and assume the lease as the tenant or (ii) under certain circumstances, permit termination of the lease and pay a termination fee pursuant to the applicable credit support agreement. In addition, in the event of a payment default (without an insolvency event), Google may defer its election of the foregoing options (i) and (ii) for a certain specified period, during which deferral period Google will pay all unpaid rent and any additional rent that becomes due and remains unpaid by Anthropic. Within the first six years following the effectiveness of the applicable credit support backstop, Google may elect for the lease to be terminated only under limited circumstances relating to the installed equipment capacity in the relevant building.
The termination fee required to be paid by Google under the credit support agreements, to the extent applicable, decreases over time and is subject to limits, including based on the amount of the related project financing. Upon payment of a termination fee, Google may elect to acquire an equity interest in the Company’s subsidiary that is the landlord under the applicable Anthropic HPC Leases.
The backstop under the credit support agreements described above terminates under specified conditions, including when Anthropic, or a qualifying affiliate that guarantees its lease obligations, maintains the required investment-grade credit ratings for at least three months.

TERAWULF INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the credit support agreements, the Company’s subsidiary that is the landlord under the Anthropic HPC Leases and Anthropic also agreed to amend the Anthropic HPC Leases.

In October 2026, the Company entered into an engineering, procurement and construction agreement with Fluor Enterprises, Inc. for three data center buildings at the Justified Data Campus. The agreement covers engineering, procurement, construction, testing and commissioning, with guaranteed maximum pricing to be established as engineering and procurement progress. Phased ready-for-service completions are expected to begin in late 2027 and continue through the second quarter of 2028.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. All figures presented below represent results from continuing operations, unless otherwise specified. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the consolidated financial statements. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “TeraWulf,” “we,” “us” or “our” refer to TeraWulf Inc. and its consolidated subsidiaries, unless otherwise indicated. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a vertically integrated owner, developer, and operator of digital infrastructure assets in the United States, purpose-built to support HPC workloads, including AI, machine learning, and advanced cloud applications.
During the three and nine months ended September 30, 2026, HPC leasing revenue represented a majority of total revenue, reflecting the continued ramp of long-term contracted capacity at the Lake Mariner Data Campus.
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
Strategic Transactions
Acquisition of Beowulf E&D
On May 21, 2025 (the “Beowulf Acquisition Date”), the Company acquired 100% of the membership interests in Beowulf Electricity & Data LLC, Beowulf E&D (NY) LLC and Beowulf E&D (MD) LLC (collectively, “Beowulf E&D”). Additional detail regarding the consideration paid and contingent consideration associated with the Beowulf E&D acquisition is included in Note 3 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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
Abernathy Joint Venture
On October 27, 2025, the Company entered into an amended and restated limited liability company agreement governing the Abernathy Joint Venture. The Company held a 50.1% equity interest in the joint venture. The Abernathy HPC Campus is designed for 168 MW of critical IT load, representing the full build-out of the site. The campus is 100% pre-leased to Fluidstack under a 25-year data center sublease with contractual rent escalators and options for term contraction. Lease obligations are supported by investment-grade credit enhancement provided by Google, materially strengthening the credit profile of the contracted revenues and facilitating third-party debt financing.
In July 2026, the Company entered into a definitive agreement selling its entire 50.1% equity interest in the Abernathy Joint Venture to a group of purchasers for an aggregate cash consideration of approximately $530.0 million, representing a premium to the Company’s invested capital. The consideration is payable in installments in 2026 and 2027. The Company believes this sales transaction realizes the value created through the Company’s initial investment and provides capital for redeployment into wholly owned AI infrastructure, where the Company retains direct ownership, customer relationships, and operational control.

Justified Data Campus
In February 2026, the Company entered into an Agreement of Purchase and Sale for a former industrial site (the “Justified Data Site”) in Hawesville, Kentucky (the “Justified Data Campus”). The Justified Data Campus is a strategically located brownfield infrastructure site which includes more than 250 buildable acres with immediate access to power infrastructure, including multiple high-voltage transmission lines, an on-site energized substation, and a direct connection to the regional transmission network. The Company is developing an AI/HPC data center campus at the Justified Data Site. In July 2026, the Company entered into long-term data center lease agreements with Anthropic for approximately 401 MW of critical IT capacity. Initial capacity is expected to be delivered in late 2027, with phased deliveries continuing through the second quarter of 2028. In August 2026, the Kentucky Public Service Commission approved a Retail Electric Service Agreement providing for up to 482 MW of electric service to the campus through Kenergy Corp. and Big Rivers Electric Corporation. The Justified Data Campus further diversifies the Company’s geographic footprint and supports growing customer demand for large-scale HPC infrastructure.
Muskie Data Campus
In May 2026, the Company acquired 100% of the membership interests of Industrial Equity Partners LLC, which owned or held contractual rights to purchase approximately 308 acres of land in Grayson, Kentucky (the “Muskie Data Campus”). The Muskie Data Campus is a hyperscale AI/HPC development site.
In May 2026, the Company also entered into electric service and transmission infrastructure agreements with Kentucky Power Company, an American Electric Power company, providing for 500 MW of contracted electric service at the Muskie Data Campus. In October 2026 and November 2026, the Company executed amended and restated agreements increasing contracted capacity to 1,000 MW, subject to approval by the Kentucky Public Service Commission. The initial 500 MW is expected to begin ramping in the fourth quarter of 2028, with the additional 500 MW targeted for delivery in 2029. The amended agreements also provide for additional financial commitments and collateral requirements, as further described in Note 3 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Kentucky Power Company has committed to construct a 345 kV substation connected to the existing 765 kV transmission network, providing redundant, utility-scale power infrastructure designed to support the full 1,000 MW Muskie Data Campus. Together with the Company’s Justified Data Campus, which has up to 482 MW of approved electric service capacity, the Muskie Data Campus represents the Company’s second major digital infrastructure campus in Kentucky. This further expands the Company’s presence in a state that continues to emerge as an attractive market for large-scale AI/HPC development due to its robust energy infrastructure, supportive business environment, and strong engagement from state and local stakeholders.
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
As of September 30, 2026, the Lake Mariner Data Campus had 102 MW of energized critical IT HPC capacity and 145 MW of legacy bitcoin mining capacity. The campus is undergoing phased expansion to support additional contracted HPC deployments, with approximately 500 MW of aggregate gross capacity expected to be energized by early 2027, and planned expansion to approximately 750 MW, supported by an approved NYISO System Impact Study. During the nine months ended September 30, 2026, certain mining facilities were curtailed or repurposed to support HPC development, consistent with the Company’s strategic transition.
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

TeraWulf operates the Lake Mariner Data Campus through its subsidiaries La Lupa Data LLC (“La Lupa”) and Akela Data LLC (“Akela”). Collectively, La Lupa and Akela represent 438 MW of contracted critical IT HPC capacity at the Lake Mariner Data Campus, with some deliveries having commenced in 2025 and during the nine months ended September 30, 2026, and others extending into the fourth quarter of 2026 and early 2027.
La Lupa
In December 2024, La Lupa entered into long-term data center lease agreements with Core42 (the “Core42 Leases”), pursuant to which we committed to deliver 60 MW of critical IT load. The Core42 Leases have an initial ten-year term with two five-year renewal options and include customary provisions governing operating standards, service levels, and expansion rights. Construction commenced in 2024 and continued into 2025 and 2026; commissioning activities commenced in 2025 with phased deliveries aligned to meet Core42’s deployment schedule. As of September 30, 2026, the Core42 data centers had been fully delivered and the full 60 MW of contracted critical IT capacity under the Core42 Leases was in service.
Akela
In August 2025, Akela entered into three data center lease agreements (the “Akela Fluidstack Leases”) with Fluidstack USA I Inc. (together with its affiliates, “Fluidstack”), a leading AI cloud platform. Under the Akela Fluidstack Leases, as amended, we agreed to provide 378 MW of critical IT load at the Lake Mariner Data Campus, which represents the majority of the remaining contracted HPC capacity at the Lake Mariner Data Campus. As of September 30, 2026, one Akela Fluidstack Lease had commenced operations, with the remaining contracted capacity scheduled for phased commencement during the fourth quarter of 2026 and the first half of 2027.
The Akela Fluidstack Leases benefit from substantial credit support provided by Google, which supports Fluidstack’s payment and performance obligations under the leases and materially enhances the credit quality and bankability of our contracted lease revenues. This credit support was a key factor in enabling efficient financing and phased development of the Akela facilities.
Abernathy HPC Campus
In October 2025, the Company entered into an amended and restated limited liability company agreement (the “Abernathy Joint Venture Agreement”) with Fluidstack CS I Inc. (the “Fluidstack Member”) to govern the terms of operation of FS CS 1 LLC (the “Abernathy Joint Venture”), which was established to develop, lease and operate the Abernathy HPC Campus.
In July 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with the Fluidstack Member and certain other purchasers (collectively, the “Purchasers”) pursuant to which the Company sold to the Purchasers all of the Company’s 50.1% membership interest in the Abernathy Joint Venture for aggregate cash consideration of approximately $530.0 million. As a result of this transaction, the Company no longer holds an equity interest in the Abernathy Joint Venture.
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
Geographic diversification reduces the Company’s concentration in any single power market or regulatory jurisdiction and may mitigate the impact of localized weather events and operational disruptions. Management believes this diversification enhances overall platform resilience, supports customer deployment flexibility and strengthens the Company’s ability to maintain continuity of operations across its portfolio.
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
As part of this strategy, the Company expects to acquire and develop sites that may include on-site generation, battery storage, and other dispatchable resources, primarily to enhance reliability for mission-critical compute and to support grid operations where appropriate. These assets are intended to improve operational resilience, enable participation in ancillary services, where applicable, and support reliable, long-duration power supply for compute workloads. Rather than relying on a singular energy narrative, the Company focuses on responsible facility design, efficient power utilization, and long-term infrastructure stewardship.
Liquidity and Capital Resources
The Company’s primary sources of liquidity include cash on hand, cash generated from operations, sale proceeds from bitcoin, equity issuances, debt financing, and project-level financing arrangements. As of September 30, 2026, the Company had approximately $2.4 billion of cash, cash equivalents, and restricted cash. Capital requirements are driven primarily by HPC data center development, including significant capital expenditures associated with site development, electrical and mechanical infrastructure, and customer-specific fit-out.
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
The table below presents the lease and nonlease components of HPC lease revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
HPC lease revenue(1)
Rent	$46,034	$5,748	$90,519	$5,748
Power passthrough(2)	5,383	326	8,374	326
Tenant fit-out	11,277	879	16,173	879
Maintenance and other	292	250	874	250
Total HPC lease revenue	$62,986	$7,203	$115,940	$7,203

Cost of revenue (exclusive of depreciation)(2)	$15,398	$326	$22,301	$326
(1)    As of September 30, 2026, all Core42 Leases and one Akela Fluidstack Lease had commenced, representing an aggregate of 102 MW of operational, revenue-generating critical IT capacity.
(2)    Cost of revenue (exclusive of depreciation) represents power costs which are passed through to the customer without markup and are included on a gross basis in HPC lease revenue as well as includes costs incurred by the Company in connection with its fit-out services under the HPC Leases.

Bitcoin Mining Operations
As of September 30, 2026, we owned approximately 48,700 miners, with approximately 33,300 operational at our bitcoin mining facilities on the Lake Mariner Data Campus (the “LMD Bitcoin Mining Facilities”) and the remainder undergoing maintenance, awaiting disposal or on standby to replace miners under repair. These miners were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19 XP	4,300
Bitmain S19j XP	8,000
Bitmain S19k Pro	1,500
Bitmain S21	8,200
Bitmain S21 Pro	26,700
48,700
As of September 30, 2026, our fleet of miners ranged in age from 1.4 years to 3.5 years with an average age of approximately 2.1 years. We do not have scheduled downtime for our miners and while we periodically perform unscheduled maintenance on our miners. When performing unscheduled maintenance, depending on the length of estimated repair time, we may replace a miner with a substitute miner to limit overall downtime. As of September 30, 2026, our fleet of miners at the LMD Bitcoin Mining Facilities had a range of energy efficiency from 15.0 to 23.0 joules per terahash (“j/th”) and has an average energy efficiency of 16.2 j/th.
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
The table below presents our miner efficiency and computing power as compared to the global computing power as of September 30, 2026 and 2025:

Combined facilities	September 30, 2026	September 30, 2025
Global hashrate (EH/s)(1)	931.0	1,139.0
Miner efficiency (j/th)(2)	16.4	17.5
TeraWulf operational hashrate (EH/s)(3)	5.7	8.5
TeraWulf percentage of global hashrate	0.6%	0.7%
(1)    Total global hashrate obtained from YCHARTS (https://ycharts.com/indicators/bitcoin_network_hash_rate).
(2)    Joules of energy required to produce each terahash of processing power
(3)    While nameplate at the LMD Bitcoin Mining Facilities was 9.8 EH/s and 11.6 EH/s as of September 30, 2026 and 2025, respectively, actual operational hashrate depends on a variety of factors, including (but not limited to) performance tuning to increase efficiency and maximize margin, scheduled outages (scopes to improve reliability or performance), unscheduled outages, curtailment due to participation in various cash generating demand response programs, derate of ASICS due to adverse weather and ASIC maintenance and repair.

As of September 30, 2026, our operational hashrate represented approximately 0.6% of the total global hashrate, aligning with our share of global blockchain rewards. As of that date, this translated to approximately 2 bitcoin mined per day. To maintain profitability, we focus on operational efficiency and cost management, with the objective of generating mining revenue sufficient to cover direct operating expenses.

Bitcoin Mining - Average Cost of Bitcoin Mined
The table below presents the average cost of mining each bitcoin, including bitcoin mined at the LMD Bitcoin Mining Facilities for the three and nine months ended September 30, 2026 and 2025 and the total energy cost per kWh utilized within the facilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost of mining - Analysis of costs to mine one bitcoin	2026	2025	2026	2025
Cost of mining - Lake Mariner Data Campus
Cost of energy per bitcoin mined	$52,634	$44,655	$33,049	$51,457
Other direct costs of mining - non energy utilities per bitcoin mined	$140	$74	$146	$66
Cost to mine one bitcoin(1)	$52,774	$44,729	$33,195	$51,523
Value of each bitcoin mined(2)	$71,204	$115,053	$73,163	$101,658
Cost to mine one bitcoin as % of value of bitcoin mined	74.1%	38.9%	45.4%	50.7%

Statistics
Lake Mariner Data Campus
Total bitcoin mined	186	377	534	1,234
Total value of bitcoin mined(2) ($ in thousands)	$13,244	$43,375	$39,069	$125,416
Total MWhs utilized	162,558	357,754	488,527	1,080,404
Total energy expense, net of expected demand response proceeds ($ in thousands)	$9,790	$16,835	$17,648	$63,482
Cost per kWh	$0.060	$0.047	$0.036	$0.059
Energy expense, net as % of value of bitcoin mined	73.9%	38.8%	45.2%	50.6%
Other direct costs of mining ($ in thousands)	$26	$28	$78	$82

(1)    “Cost to mine one bitcoin” is a cash cost metric and does not include depreciation. Although the Company recognizes depreciation with respect to its mining assets, it does not consider depreciation in determining whether it is economical to operate its mining equipment. As a result, the Company does not consider the sunk costs or depreciation of past capital investments in its historical or forecasted breakeven analysis. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $50,790 and $60,558 for the three and nine months ended September 30, 2026, respectively, bringing the total cost to mine one bitcoin to $103,564 and $93,753 for the three and nine months ended September 30, 2026, respectively. If depreciation of our miner fleet were factored into the above cost of mining analysis, it would add $70,277 and $49,335 for the three and nine months ended September 30, 2025, bringing the total cost to mine one bitcoin to $115,006 and $100,858 for the three and nine months ended September 30, 2025, respectively.
(2)    Computed as the weighted-average opening price of bitcoin on each respective day the mined bitcoin is earned.

Power costs are the most significant expense in our bitcoin mining operations. During the three and nine months ended September 30, 2026, the Company incurred gross power costs of $13.0 million and $37.7 million, respectively. In addition, during the three and nine months ended September 30, 2026 and 2025, the Company curtailed operations at the LMD Bitcoin Mining Facilities in response to weather events, energy price spikes, and participation in demand response programs. The Company records expected payments to be received for demand response programs as a reduction in cost of revenue, which amounted to $3.2 million and $20.1 million for the three and nine months ended September 30, 2026, respectively, and $7.4 million and $13.3 million for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2026, there were significant curtailment periods for the Company’s bitcoin mining operations due to sustained low temperatures throughout the Northeastern United States which led to significantly reduced power consumption and significantly higher demand response proceeds for the Lake Mariner Data facility resulting in a lower than typical cost of power for the period.
Energy prices are highly volatile, influenced by global events that can drive nationwide fluctuations in power costs. At the LMD Bitcoin Mining Facilities, power costs are subject to variable market rates, which can change hourly based on wholesale electricity pricing. While this introduces some unpredictability, it also provides us with the flexibility to actively manage our energy consumption, optimizing for profitability and efficiency. Energy prices are also highly sensitive to weather conditions, such as winter storms and polar vortices, which can increase regional power demand and drive up costs. During such events, we may curtail operations to avoid consuming power at peak rates, or we may be curtailed under demand response programs in which we participate. The average aggregate realized power prices at the LMD Bitcoin Mining Facilities were $0.060 and $0.036 per kilowatt hour during the three and nine months ended September 30, 2026, respectively, and $0.047 and $0.059 the three and nine months ended September 30, 2025.
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
During the three and nine months ended September 30, 2026, the Company recorded accelerated depreciation expense of $7.7 million and $22.2 million, respectively, related to a certain miner building and related miners of which the Company shortened their useful lives based on expected shutdown of operations for purposes of supporting the HPC operations. During the three and nine months ended September 30, 2025, the Company recorded accelerated depreciation expense of $7.8 million related to the planned decommissioning of one miner building in early 2026 including all miners and infrastructure. However, if depreciation were included in the cost of mining analysis, it would add $50,790 and $60,558 for the three and nine months ended September 30, 2026, respectively, and $70,277 and $49,335 for the three and nine months ended September 30, 2025, respectively.
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
Recent Developments
Muskie Data Campus Power Agreements
On October 1, 2026, the Company entered into amended and restated electric service and transmission infrastructure agreements with Kentucky Power Company relating to the Muskie Data Campus. The amended electric service agreement increases contracted power capacity from 500 MW to 1,000 MW, with the additional capacity expected to become available in phases through October 2029, subject to approval by the Kentucky Public Service Commission. The amended agreements also provide for additional collateral, customer bill credits and other financial commitments. For further information reference Notes 3 and 12 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Revolving Credit Facility Amendment
On October 23, 2026, the Company entered into an amendment to its Revolving Credit Agreement, increasing aggregate commitments under the Revolving Credit Facility from $250.0 million to $400.0 million. The amendment also provides for an uncommitted accordion feature of up to $150.0 million, eliminates the existing $150.0 million letter-of-credit sublimit and increases the aggregate limit on borrowings and letters of credit outstanding prior to the First Commencement Date from $75.0 million to $150.0 million. The amendment further provides for the release of certain collateral upon satisfaction of specified conditions. For further information reference Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Google Credit Backstop and Fluor EPC Agreement
On November 4, 2026, the Company, certain of its subsidiaries and Anthropic entered into credit support agreements with Google in connection with each of the Anthropic HPC Leases.
Pursuant to the credit support agreements, Google will backstop certain obligations of Anthropic under the Anthropic HPC Leases, effective upon commencement of the last data hall under the corresponding Anthropic HPC Lease. Specifically, in the event of a payment default under an Anthropic HPC Lease, or if Anthropic becomes subject to an insolvency event, following notice from the landlord subsidiary, Google will have the option to (i) pay all rent currently due under the applicable lease and assume the lease as the tenant or (ii) under certain circumstances, permit termination of the lease and pay a termination fee pursuant to the applicable credit support agreement. In addition, in the event of a payment default (without an insolvency event), Google may defer its election of the foregoing options (i) and (ii) for a certain specified period, during which deferral period Google will pay all unpaid rent and any additional rent that becomes due and remains unpaid by Anthropic. Within the first six years following the effectiveness of the applicable credit support backstop, Google may elect for the lease to be terminated only under limited circumstances relating to the installed equipment capacity in the relevant building.
The termination fee required to be paid by Google under the credit support agreements, to the extent applicable, decreases over time and is subject to limits, including based on the amount of the related project financing. Upon payment of a termination fee, Google may elect to acquire an equity interest in the Company’s subsidiary that is the landlord under the applicable Anthropic HPC Leases.
The backstop under the credit support agreements described above terminates under specified conditions, including when Anthropic, or a qualifying affiliate that guarantees its lease obligations, maintains the required investment-grade credit ratings for at least three months.
In connection with the credit support agreements, the Company’s subsidiary that is the landlord under the Anthropic HPC Leases and Anthropic also agreed to amend the Anthropic HPC Leases.
In October 2026, the Company entered into an engineering, procurement and construction agreement with Fluor Enterprises, Inc. for three data center buildings at the Justified Data Campus. The agreement covers engineering, procurement, construction, testing and commissioning, with guaranteed maximum pricing to be established as engineering and procurement progress. Phased ready-for-service completions are expected to begin in late 2027 and continue through the second quarter of 2028.
Results of Operations
The Company generates revenue in the form of bitcoin by providing hash computation services to a mining pool operator to mine bitcoin and validate transactions on the global bitcoin network using miners owned by the Company. The earned bitcoin are routinely sold for U.S. dollars.
In July 2025, the Company commenced its HPC leasing operations. HPC lease revenue is generated by leasing data center space and providing related services to our HPC customers. These leasing agreements include lease components related to the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. HPC power costs are passed through to the customer without markup and are included on a gross basis in HPC lease revenue. Additionally, the lease agreements provide for variable payments for certain fit-out services as requested by the customer which are passed through with a markup and are included on a gross basis in HPC lease revenue.
The Company’s strategy is focused on developing and operating large-scale digital infrastructure for long-term HPC leasing, while continuing to manage its bitcoin mining operations for profitability. During the third quarter of 2026, HPC leasing represented approximately 83% of total revenue, compared to 14% in the prior-year period, reflecting the continued expansion of the Company’s contracted HPC business. We are confident our expertise in power infrastructure and digital asset mining can be favorably applied to the design, development, and operation of large-scale data centers. These data centers are optimized for high-value applications such as cloud computing, machine learning, and artificial intelligence. We are actively seeking opportunities to expand into these areas using our knowledge, expertise, and existing infrastructure wherever favorable market opportunities arise.

Revenue
The following table presents revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Digital asset revenue	$13,244	$43,375	$39,069	$125,416
HPC lease revenue	62,986	7,203	115,940	7,203
Total revenue	$76,230	$50,578	$155,009	$132,619
Percentage of total revenue
Digital asset revenue	17%	86%	25%	95%
HPC lease revenue	83%	14%	75%	5%
Total revenue	100%	100%	100%	100%
Total revenue for the three months ended September 30, 2026 and 2025 was $76.2 million and $50.6 million, respectively, representing an increase of $25.6 million. Total revenue for the nine months ended September 30, 2026 and 2025 was $155.0 million and $132.6 million, respectively, representing an increase of $22.4 million. These changes were a result of the factors described below.
Digital asset revenue for the three months ended September 30, 2026 and 2025 was $13.2 million and $43.4 million, respectively, a decrease of $30.2 million. Digital asset revenue for the nine months ended September 30, 2026 and 2025 was $39.1 million and $125.4 million, respectively, a decrease of $86.3 million. During the nine months ended September 30, 2026, two miner buildings were repurposed or placed out of service to support the HPC development at the Lake Mariner Data Campus and the Company significantly curtailed its bitcoin operations resulting in total bitcoin mined of 186 bitcoin during the three months ended September 30, 2026 as compared to 377 bitcoin mined during the same period in the prior year, and 534 bitcoin mined during the nine months ended September 30, 2026 as compared to 1,234 bitcoin mined during the same period in the prior year.
Bitcoin prices averaged $71,204 and $73,163 per bitcoin during the three and nine months ended September 30, 2026, respectively, as compared to $114,390 and $102,192 per bitcoin during the three and nine months ended September 30, 2025, respectively.
HPC lease revenue for the three and nine months ended September 30, 2026 was $63.0 million and $115.9 million, reflecting the continued ramp of long-term contracted capacity at the Lake Mariner Data Campus from 18 MW of HPC leasing capacity as of December 31, 2025 to 102 MW of HPC leasing capacity as of September 30, 2026.
HPC lease revenue for the three and nine months ended September 30, 2025 was $7.2 million. In July 2025, TeraWulf commenced its HPC leasing operations and energized 18 MW of HPC leasing capacity at the Lake Mariner Data Campus.
Costs and Expenses
The following table presents cost of revenue (exclusive of depreciation) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue (exclusive of depreciation)	$25,188	$17,123	$39,949	$63,770

Cost of revenue (excluding depreciation) for the three months ended September 30, 2026 and 2025 was $25.2 million and $17.1 million, respectively, representing an increase of $8.1 million. The increase is primarily due to an increase of $10.1 million of costs incurred by the Company in connection with its fit-out services under the HPC Leases and increase in gross power costs of $5.0 million related to HPC leasing activities during the three months ended September 30, 2026. The increase was partially offset by a decrease in gross power costs related to bitcoin mining operations of $11.2 million due to reduced bitcoin mining power consumption as the Company curtailed its mining operations and repurposed two miner buildings to support the expansion of HPC operations at the Lake Mariner Data Campus. Additionally, demand response proceeds decreased $4.2 million during the three months ended September 30, 2026 as compared to the same period in prior year.
Cost of revenue (excluding depreciation) for the nine months ended September 30, 2026 and 2025 was $39.9 million and $63.8 million, respectively, representing a decrease of $23.8 million. The decrease was primarily driven by a decrease in gross power costs related to bitcoin mining operations of $39.0 million due to reduced bitcoin mining power consumption as the Company curtailed its mining operations and repurposed two miner buildings to support the expansion of HPC operations at the Lake Mariner Data Campus. The decrease was partially offset by an increase of $13.9 million of costs incurred by the Company in connection with its fit-out services under the HPC Leases and increase in gross power costs of $8.1 million related to HPC leasing activities during the nine months ended September 30, 2026. Additionally, demand response proceeds increased $6.8 million during the nine months ended September 30, 2026 as compared to the same period in prior year. The Company remains actively enrolled in such programs.
The following table presents operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses	$37,742	$2,921	$68,463	$6,104
Operating expenses – related party	1,713	1,582	5,632	4,805
	$39,455	$4,503	$74,095	$10,909
Operating expenses (including related party) for the three months ended September 30, 2026 and 2025, were $39.5 million and $4.5 million, respectively, an increase of $35.0 million. Operating expenses increased primarily driven by the costs related to expansion of HPC operations and constructions activities at the our HPC sites of $35.3 million partially offset by a $0.3 million decrease in operating expenses related to bitcoin mining operations.
Operating expenses (including related party) for the nine months ended September 30, 2026 and 2025, were $74.1 million and $10.9 million, respectively, an increase of $63.2 million. Operating expenses increased primarily driven by the costs related to expansion of HPC operations and constructions activities at the our HPC sites of $61.8 million as well as $1.4 million of bitcoin mining operations mainly related to miner repair costs.
The following table presents selling, general and administrative expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative expenses	$56,781	$16,550	$296,797	$73,119
Selling, general and administrative expenses – related party	368	126	15,056	7,989
	$57,149	$16,676	$311,853	$81,108
Selling, general and administrative expenses (including related party expenses) for the three months ended September 30, 2026 and 2025 were $57.1 million and $16.7 million, respectively, a net increase of $40.4 million.
Selling, general and administrative expenses increased by $40.2 million during the three months ended September 30, 2026 as compared to the same period in the prior year primarily due to (i) a $25.7 million increase in stock-based compensation, (ii) a $9.0 million increase in employee compensation and benefits associated with increased employee base to support the Company’s long term growth strategy and (iii) a $2.1 million increase in information technology, legal and other professional fees.

Selling, general and administrative expenses (including related party expenses) for the nine months ended September 30, 2026 and 2025 were $311.9 million and $81.1 million, respectively, a net increase of $230.8 million.
Selling, general and administrative expenses increased by $223.7 million during the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to (i) a $171.1 million increase in stock-based compensation, (ii) a $33.7 million increase in employee compensation and benefits associated with increased headcount following the acquisition of Beowulf E&D in May 2025 as well as larger employee base to support the Company’s long term growth strategy, and (iii) a $6.4 million increase in information technology, legal and other professional fees. In addition, selling, general and administrative expenses – related party increased $7.1 million during the nine months ended September 30, 2026 as compared to the same period in the prior year primarily due to a $14.4 million charitable contribution to The TeraWulf Charitable Foundation in the form of Common Stock, partially offset by costs incurred pursuant to the Services Agreement with Beowulf E&D during nine months ended September 30, 2025 prior to the acquisition of Beowulf E&D and the termination of the Services Agreement in May 2025.
Depreciation for the three months ended September 30, 2026 and 2025 was $29.6 million and $26.5 million, respectively, an increase of $3.1 million. The increase was primarily due to an increase of $17.3 million related to HPC infrastructure constructed and placed in service at the Lake Mariner Data Campus partially offset by a decrease of $14.2 million related to miners and digital assets infrastructure taken out of service. Depreciation for the nine months ended September 30, 2026 and 2025 was $79.4 million and $60.9 million, respectively, an increase of $18.5 million. The increase was primarily due to an increase of $31.3 million related to HPC infrastructure constructed and placed in service at the Lake Mariner Data Campus partially offset by a decrease of $12.8 million related to miners and digital asset infrastructure taken out of service.
Gain on fair value of digital assets, net during the three months ended September 30, 2026 and 2025 was $(0.6) million and $(0.3) million, respectively. Loss (gain) on fair value of digital assets, net during the nine months ended September 30, 2026 and 2025 was $0.9 million and $(0.4) million, respectively, due to the volatility and fluctuations in the price of bitcoin during the three and nine months ended September 30, 2026 as compared to the same periods in the prior year.
Change in fair value of contingent consideration was $0 during the three and nine months ended September 30, 2026, as compared to $8.8 million and $10.4 million during the three and nine months ended September 30, 2025. The change in the three and nine months ended September 30, 2025 related to the fair value remeasurement of contingent consideration liabilities for the acquisition of Beowulf E&D which were fully settled during the year ended December 31, 2025 upon achievement of the related earnout milestones.
Impairment of property, plant, and equipment was $9.7 million and $35.4 million during the three and nine months ended September 30, 2026. The $9.7 million impairment recorded during the three months ended September 30, 2026 related to the write down of certain miners due to expected lower recoverable values. The $35.4 million impairment recorded during the nine months ended September 30, 2026 included the write down of certain miners, and relating to the shutdown of a mining facility and the cessation of related bitcoin mining operations to support the Company’s transition to HPC operations. In addition, the Company recorded a $16.8 million impairment charge related to asset retirement costs assumed in connection with the Justified Data Campus acquisition. The Company assumed an asset retirement obligation as part of the acquisition and recorded the related asset retirement cost in property, plant and equipment, net. Because the related acquired assets were not expected to provide future economic benefit, the capitalized asset retirement cost was fully impaired during the nine months ended September 30, 2026.
Loss on disposals of property, plant, and equipment was $3.9 million and $4.3 million during the three and nine months ended September 30, 2026 primarily related to a $3.4 million and $4.0 million loss on 5,010 and 5,370 miners sold or otherwise disposed of for proceeds of $0.4 million and $0.4 million, respectively. In addition, the Company recognized a net loss of $0.5 million and $0.3 million related to certain electrical equipment that were sold or otherwise disposed at the Justified Data Campus during the three and nine months ended September 30, 2026. Loss on disposals of property, plant, and equipment was $2.0 million and $5.8 million during the three and nine months ended September 30, 2025, related to 8,910 and 11,828 miners sold or otherwise disposed of for proceeds of $6.9 million and $8.8 million, respectively.
Interest expense during the three months ended September 30, 2026 and 2025 was $53.6 million and $9.8 million, respectively, an increase of $43.8 million. The increase was primarily attributable to a $39.8 million increase in stated interest expense and a $2.9 million increase in the amortization of debt issuance costs associated with the 2030 Secured Notes and 2032 Convertible Notes issued during the fourth quarter of 2025 and the 2031 Convertible Notes issued in August 2025.

Interest expense during the nine months ended September 30, 2026 and 2025 was $177.0 million and $17.9 million, respectively, an increase of $159.1 million. The increase was primarily attributable to a $133.3 million increase in stated interest expense and a $24.8 million increase in amortization of debt issuance costs related to the 2030 Secured Notes and 2032 Convertible Notes which were issued during the fourth quarter in 2025 and 2031 Convertible Notes which was issued in August 2025.
Change in fair value of warrant and derivative liabilities during the three and nine months ended September 30, 2026 was $728.4 million and $(243.6) million, respectively, related to the fair value of the Google Warrants driven by the fluctuation in the Company’s stock price during the respective periods. Change in fair value of warrant and derivative liabilities during the three and nine months ended September 30, 2025 was $(424.6) million related to (i) $(324.1) million for the change in the fair value of the Google Warrants and (ii) $(100.6) million for the conversion feature of the 2031 Convertible Notes which was originally accounted for separately as a derivative liability.
The Company recognized no loss on extinguishment of debt during the three months ended September 30, 2026 and a $7.1 million loss during the nine months ended September 30, 2026, related to the full prepayment of the outstanding $100.0 million principal amount of the Bridge Credit Facility and the termination of the Bridge Credit Agreement. The early repayment resulted in a loss on extinguishment of debt of $7.1 million, representing the write-off of unamortized debt issuance costs.
Interest income during the three months ended September 30, 2026 and 2025 was $28.6 million and $4.1 million, respectively, an increase of $24.5 million. Interest income during the nine months ended September 30, 2026 and 2025 was $86.9 million and $7.6 million, respectively, an increase of $79.3 million. These increases were primarily due to higher average cash balances during the periods.
Other (loss) income, net was $(0.2) million and $0.7 million during the three and nine months ended September 30, 2026, consisting primarily of proceeds from the sale of scrap metal generated in connection with the Company’s construction activities as well as net losses on the restricted trust investments.
Income tax provision was $28,000 and $84,000 for the three and nine months ended September 30, 2026, respectively. Based upon the level of historical U.S. losses and future projections over the period in which the net deferred tax assets are deductible, at this time, management believes it is more likely than not that the Company will not realize the benefits of the remaining deductible temporary differences, and as a result the Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025, except for a $160,000 and $76,000 deferred tax liability as of September 30, 2026 and December 31, 2025, respectively, arising from indefinite-lived assets (e.g., tax-deductible goodwill related to the acquisition of Beowulf E&D) that cannot be used as a source of taxable income to support the realization of deferred tax assets when a full valuation allowance is in place.
Equity in net loss of investee, net of tax was $0.5 million and $23.1 million for the three and nine months ended September 30, 2026, respectively, which represents TeraWulf’s proportional share of net loss of the Abernathy Joint Venture which was formed in October 2025 and has not yet commenced operations. On July 5, 2026, the Company sold its entire 50.1% interest in the Abernathy JV and recorded its equity in net loss of investee, net of tax through the period of its ownership during the three and nine months ended September 30, 2026.
The Company recognized a $95.0 million gain on the sale of its equity interest in the Abernathy Joint Venture during the three and nine months ended September 30, 2026, resulting from the disposition of its entire 50.1% membership interest to the Fluidstack Member and certain other purchasers.
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

We define Adjusted EBITDA as net income (loss) adjusted for (i) impacts of interest, taxes, depreciation and amortization; (ii) stock-based compensation expense, amortization of right-of-use asset, accretion of asset retirement obligations, related party expenses settled with respect to Common Stock and stock-based charitable contribution to The TeraWulf Charitable Foundation which are non-cash items that the Company believes are not reflective of its general business performance, and for which the accounting requires management judgment, and the resulting expenses could vary significantly in comparison to other companies; (iii) equity in net loss of investee, net of tax, related to the Abernathy Joint Venture and the gain on sale of equity interest in investee; (iv) interest income and other (loss) income, net for which management believes are not reflective of the Company’s ongoing operating activities; (v) change in fair value of warrant liabilities, changes in fair value of contingent consideration, loss on extinguishment of debt, loss on disposals of property, plant and equipment and impairment of property, plant and equipment which are not reflective of the Company’s general business performance; and (vi) acquisition-related transaction costs which management believes are not reflective of the Company’s ongoing operating activities.
Management believes that providing this non-GAAP financial measure allows for meaningful comparisons between the Company’s core business operating results and those of other companies, and provides the Company with an important tool for financial and operational decision making and for evaluating its own core business operating results over different periods of time. In addition to management’s internal use of non-GAAP Adjusted EBITDA, management believes that Adjusted EBITDA is also useful to investors and analysts in comparing the Company’s performance across reporting periods on a consistent basis. Management believes the foregoing to be the case even though some of the excluded items involve cash outlays and some of them recur on a regular basis (although management does not believe any of such items are normal operating expenses necessary to generate the Company’s revenues). For example, the Company expects that share-based compensation expense, which is excluded from Adjusted EBITDA, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, directors and consultants.
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

The following table is a reconciliation of the Company’s Adjusted EBITDA to its most directly comparable U.S. GAAP measure (i.e., net income (loss)) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to TeraWulf Inc.	$709,912	$(455,050)	$(657,639)	$(534,838)
Net loss attributable to non-controlling interest	(378)	—	(1,357)	—
Net income (loss)	709,534	(455,050)	(658,996)	(534,838)
Adjustments to reconcile net income (loss) to non-GAAP Adjusted EBITDA:
Gain on sale of equity interest in investee	(94,995)	—	(94,995)	—
Equity in net loss of investee, net of tax	493	—	23,104	—
Income tax provision	28	—	84	—
Other loss (income), net	183	—	(747)	—
Interest income	(28,580)	(4,094)	(86,947)	(7,585)
Loss on extinguishment of debt	—	—	7,116	—
Change in fair value of warrant and derivative liabilities	(728,442)	424,642	243,550	424,642
Interest expense	53,554	9,830	177,014	17,891
Loss on disposals of property, plant, and equipment	3,894	1,987	4,293	5,818
Impairment of property, plant, and equipment	9,724	—	35,421	—
Change in fair value of contingent consideration	—	8,797	—	10,397
Depreciation	29,636	26,502	79,354	60,862
Accretion of asset retirement obligations	250	—	685	—
Amortization of right-of-use asset	1,901	1,167	5,646	2,602
Stock-based compensation expense	30,019	4,345	215,376	44,323
Stock-based charitable contribution	—	—	14,390	—
Related party expense settled with respect to common stock	—	—	—	2,375
Acquisition-related transaction costs	—	—	438	1,475
Non-GAAP Adjusted EBITDA	$(12,801)	$18,126	$(35,214)	$27,962
Liquidity and Capital Resources
The principal uses of cash are for the operation and buildout of data center facilities, debt service and general corporate activities. Cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$(178,948)	$(35,009)
Investing activities	(2,198,549)	(332,327)
Financing activities	1,010,042	806,025
Net change in cash, cash equivalents and restricted cash	$(1,367,455)	$438,689

Cash used in operating activities was $178.9 million and $35.0 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, HPC segment profit increased by $25.0 million to $29.9 million, compared with the corresponding prior-year period, reflecting the commencement of HPC operations during the third quarter of 2025 and the subsequent expansion of revenue-generating capacity. While the Company continued to profitably mine bitcoin during the nine months ended September 30, 2026, digital asset segment profit decreased by $42.0 million as compared to the prior year primarily due to lower bitcoin revenue partially offset by lower cost of revenue as the Company significantly curtailed operations at the Lake Mariner Data Campus during the nine months ended September 30, 2026. Additionally, during the nine months ended September 30, 2026, interest income increased by $79.4 million compared with the prior-year period. The Company also incurred $66.8 million of selling, general and administrative expenses, including related-party expenses but excluding noncash stock-based compensation, and higher cash interest payments. During the nine months ended September 30, 2025, the Company also received inflows from prepaid rent from customers of $90.0 million.
Cash used in investing activities was $2,198.5 million and $332.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used in investing activities is primarily attributed to an increase in purchases of plant and equipment of $1,785.6 million related to infrastructure intended to support expansion into HPC leasing operations and $234.7 million cash payment related to the asset acquisitions of the Justified Data Campus and the Muskie Data Campus. The increase was partially offset by $250.0 million of cash proceeds received in connection with the sale of the Company’s entire 50.1% equity interest in the Abernathy Joint Venture.
Cash provided by financing activities was $1,010.0 million and $806.0 million for the nine months ended September 30, 2026 and 2025, respectively. The cash provided by financing activities for the nine months ended September 30, 2026 is primarily attributed to $1,199.8 million of net proceeds from the April 2026 public offering of Common Stock and sales of Common Stock under the ATM Program, partially offset by $148.1 million of tax withholding payments related to net share settlements of stock-based compensation awards. During the nine months ended September 30, 2025, cash provided by financing activities was primarily attributable to $975.3 million of net proceeds from the issuance of the 2031 Convertible Notes, partially offset by $100.6 million used to purchase capped calls, $33.3 million used to repurchase treasury stock under the Share Repurchase Program and $28.3 million of tax withholding payments related to net share settlements of stock-based compensation awards.
In October 2026, the Company increased commitments under its Revolving Credit Facility to $400.0 million, providing additional flexibility to support working capital requirements, letters of credit and ongoing development activities. The increased commitments were not in effect as of September 30, 2026. See Note 10 to the condensed consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Financial Condition
The Company incurred a net loss of $659.0 million and reported cash used in operating activities of $178.9 million for nine months ended September 30, 2026. As of September 30, 2026, the Company had cash and cash equivalents of $1,602.1 million, a working capital balance of $(79.2) million, total TeraWulf stockholders’ equity of $870.7 million and an accumulated deficit of $1,651.3 million. In addition, the Company held $753.2 million of restricted cash as of September 30, 2026, which was subject to contractual or other restrictions on use. During 2025, the Company leveraged its strategic transition toward HPC leasing and execution of long-term lease agreements with Fluidstack, which benefit from substantial credit support provided by Google, to enable efficient financing and funding of the phased development of the La Lupa and Akela facilities. Prior to these developments, the Company historically relied primarily on proceeds from sales of self-mined digital assets and its issuances of debt and equity to fund its principal operations.
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

HPC Leasing
In December 2024, the Company entered into long-term data center lease agreements (the “HPC Leases”) with a customer for specified data center infrastructure at the Lake Mariner Data Campus to support the customer’s HPC operations. In accordance with ASC 842, Leases, the Company determined at contract inception that these agreements contained a lease, comprising lease components related to the right to use data center space and nonlease components for power delivery, physical security, and maintenance services. As of September 30, 2026, all of the Core42 HPC Leases have commenced and one of the Fluidstack HPC Leases has commenced and the remaining Fluidstack HPC Leases are expected to commence in the fourth quarter of 2026 as well as in early 2027.
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
Digital assets
Digital assets consist of bitcoin earned as noncash consideration for providing hash computation services to a mining pool in accordance with the Company’s revenue recognition policy. Digital assets are classified as a current asset in the condensed consolidated balance sheets because they are highly liquid and the Company expects to sell them within the next twelve months to support operations.
The Company measures digital assets at fair value each reporting period in accordance with ASC 820, Fair Value Measurement (“ASC 820”). Fair value is determined using Level 1 inputs based on quoted prices from the active trading platform on which the Company regularly transacts, which is considered its principal market for bitcoin. Because bitcoin is continuously traded, the Company uses the midnight UTC price to align with its revenue recognition policy. Gains and losses from remeasurement are included within “(gain) loss on fair value of digital assets, net” in the condensed consolidated statements of operations.
For bitcoin sales, gains and losses are calculated as the difference between cash proceeds and the cost basis, using a first-in, first-out (FIFO) method. These gains and losses are also included within “(gain) loss on fair value of digital assets, net” in the condensed consolidated statements of operations.

Bitcoin earned through mining activities is recorded as an adjustment in the condensed consolidated statements of cash flows, reconciling net income (loss) to cash flows from operating activities. Bitcoin received as distributions-in-kind from equity investees is disclosed in supplemental noncash investing activities.
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
Goodwill Impairment
Goodwill is not subject to amortization and is instead assessed for impairment annually, or more frequently when events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in our forward-looking statements. For more information regarding the forward-looking statements used in this section and elsewhere in this Quarterly Report, see the section titled “Forward-Looking Statements” at the forepart of this Quarterly Report.
Risk Regarding the Price of Bitcoin and Energy
Our business and development strategy is focused on developing and operating long-term contracted HPC infrastructure while continuing to manage our bitcoin mining operations for profitability. As of September 30, 2026, our digital asset balance was comprised of 18 bitcoin recorded at its fair value of $1,527,000, all of which were produced from our bitcoin mining operations.
We cannot predict the future market price of bitcoin, the future value of which will affect revenue from our operations, and any future declines in the fair value of the bitcoin we mine and hold for our account would be reported in our financial statements and results of operations as a charge against net income, which could have a material adverse effect on the market price for our securities.
A 10% increase or decrease in both the price of bitcoin produced during the nine months ended September 30, 2026 and the fair value of bitcoin as of September 30, 2026 would have increased or decreased net loss by approximately $3.9 million.
A 10% increase or decrease in power prices during the nine months ended September 30, 2026 would have increased or decreased net loss by approximately $3.8 million.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our subsequent Quarterly Reports on Form 10-Q.
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
During the third quarter of 2026, the Company repurchased shares of Common Stock as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced program	(d) Maximum dollar value of shares that may yet be purchased under the program
July 1 through July 31, 2026	—	$—	—	$200,000,000
August 1 through August 31, 2026	—	—	—	200,000,000
September 1 through September 30, 2026	—	—	—	200,000,000
Total	—	$—	—	$200,000,000
ITEM 3.    Defaults Upon Senior Securities.
None.
ITEM 4.    Mine Safety Disclosures.
None.

ITEM 5.    Other Information.
Insider Trading Arrangements
During the quarter ended September 30, 2026, the following officer and director adopted a Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408, as follows:
On September 18, 2026, Paul Prager, the Company’s chief executive officer and chairman of the board of directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of the Company’s common stock through various transactions upon the occurrence and satisfaction of certain price and/or other conditions, with 1,950,000 shares being the total of the maximum number of all shares subject to any condition when summed across all possible conditions. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2027 or earlier, upon the completion or expiration of all transactions subject to the trading arrangement.
During the quarter ended September 30, 2026, none of the Company’s other directors or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.    Exhibits

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

**10.1^
Amendment No. 1 to Revolving Credit Agreement, dated as of October 23, 2026, among TeraWulf Inc., the guarantors, Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent, and each issuing bank and lender party thereto from time to time.

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

**101
Financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL); (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025, and (v) Notes to Condensed Consolidated Financial Statements.

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

TERAWULF INC. (Registrant)

November 6, 2026	By:	/s/ Paul B. Prager
(Date)		Paul B. Prager Chief Executive Officer and Chairman (Principal Executive Officer)

November 6, 2026	By:	/s/ Patrick A. Fleury
(Date)		Patrick A. Fleury Chief Financial Officer (Principal Financial Officer)

November 6, 2026	By:	/s/ William J. Tanimoto
(Date)		William J. Tanimoto Chief Accounting Officer (Principal Accounting Officer)